Form 10-Q
period 1996-03-31
GARDNER DENVER MACHINERY INC
filed 1996-05-15
CIK 916459

                                 FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                     OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          Commission File Number 0-23612

                         GARDNER DENVER MACHINERY INC.
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                        76-0419383

          (State or Other Jurisdiction of    (I.R.S. Employer
          Incorporation or Organization)     Identification No.)

                           1800 Gardner Expressway
                           Quincy, Illinois  62301
             (Address of Principal Executive Offices and Zip Code)

                               (217) 222-5400
             (Registrant's Telephone Number, Including Area Code)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

               Yes      X          No
                      -----              -----

               Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 10, 1996:
               4,865,340 shares.

          -----------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

          Item 1.  Financial Statements.


                          GARDNER DENVER MACHINERY INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (dollars in thousands, except per share amounts)
                                  (Unaudited)
                                                 Three Months Ended
                                                      March 31,
                                                 1996            1995
                                                ------          ------
Revenues                                       $48,569         $49,974

Costs and expenses:
    Cost of sales (exclusive of depreciation
     and amortization)                          33,556          35,057
    Depreciation and amortization                1,887           2,168
    Selling and administrative expenses          6,097           6,250
    Interest expense                               594           1,406
                                                ------          ------

Income before income taxes                       6,435           5,093
Provision for income taxes                       2,574           2,292
                                                ------          ------

Net income                                      $3,861          $2,801
                                                ======          ======

Earnings per share                               $0.77           $0.59
                                                ======          ======

  The accompanying notes are an integral part of this statement.

                        GARDNER DENVER MACHINERY INC.
                         CONSOLIDATED BALANCE SHEET
              (dollars in thousands, except per share amounts)
                                              (Unaudited)
                                                March 31,       December 31,
                                                  1996              1995
                                                 ------            ------
          ASSETS
Current Assets:
     Cash and cash equivalents                    $8,040             $1,869
     Receivables, net                             37,488             39,933
     Inventories                                  43,695             46,318
     Deferred income taxes                           402               -
     Other                                           994              2,217
                                                --------           --------
          Total current assets                    90,619             90,337
                                                --------           --------

Plant and equipment, net                          31,374             32,184
Intangibles, net                                  42,511             43,050
Deferred income taxes                             18,180             17,808
Investment in and advances to affiliate              440               -
Other assets                                         822                872
                                                --------           --------
          Total assets                          $183,946           $184,251
                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt         $1,444             $1,441
     Accounts payable and accrued liabilities     31,949             29,675
     Deferred income taxes                          -                   486
                                                --------           --------
          Total current liabilities               33,393             31,602
                                                --------           --------

Long-term debt, less current maturities           31,300             36,661
Postretirement benefits other than pensions       59,033             60,108
Other long-term liabilities                          571                646
                                                --------           --------
     Total liabilities                           124,297            129,017
                                                --------           --------

Stockholders' equity:
   Common stock, $.01 par value; 50,000,000 shares
          authorized; 4,853,319 shares issued and
          outstanding at March 31, 1996               48                 48
    Capital in excess of par value               133,729            133,175
    Retained deficit                             (74,128)           (77,989)
                                                --------           --------

     Total stockholders' equity                   59,649             55,234
                                                --------           --------
        Total liabilities and stockholders'
          equity                                $183,946           $184,251
                                                ========           ========

  The accompanying notes are an integral part of this statement.

                           GARDNER DENVER MACHINERY INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (dollars in thousands)
                                   (Unaudited)
                                                   Three Months Ended
                                                       March 31,
                                                   1996           1995
                                                 --------       --------
Cash flows from operating activities:
    Net income                                   $3,861         $2,801
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation                              1,343          1,636
        Amortization                                544            532
        Stock issued for employee benefit plans     287            321
        Deferred income taxes                    (1,260)          (730)
 Changes in assets and liabilities:
        Receivables, net                          2,445         (4,090)
        Inventories                               2,623         (1,267)
        Accounts payable and accrued liabilities  2,274          5,565
        Other assets and liabilities, net           (86)          (944)
                                                 ------         ------
          Net cash provided by
            operating activities                 12,031          3,824
                                                 ------         ------

Cash flows from investing activities:
  Capital expenditures                             (533)          (460)
  Disposals of plant and equipment                    -             13
  Investment in affiliate                          (236)             -
                                                 ------         ------
         Net cash used for investing activities    (769)          (447)
                                                 ------         ------

Cash flows from financing activities:
  Principal payments on long-term debt           (5,358)        (4,282)
  Proceeds from stock options                       267              -
                                                 ------         ------
          Net cash used for financing activities (5,091)        (4,282)
                                                 ------         ------

Increase (decrease) in cash and cash equivalents  6,171           (905)
                                                 ------         ------
Cash and cash equivalents, beginning of period    1,869          3,330
                                                 ------         ------
Cash and cash equivalents, end of period         $8,040         $2,425
                                                 ======         ======

  The accompanying notes are an integral part of this statement.

                        NOTES TO FINANCIAL STATEMENTS

          Note 1:  Summary of Significant Accounting Policies.

          Organization. The accompanying financial statements reflect the operations of Gardner Denver Machinery Inc. ("Gardner Denver"or the "Company"). Gardner Denver was incorporated in Delaware on November 18, 1993 and was a wholly-owned U.S. subsidiary of Cooper Industries, Inc. ("Cooper") until April 15, 1994, (the "Record Date") when Cooper declared a distribution of shares of Common Stock of Gardner Denver payable to holders of record of Cooper's Common Stock at the close of business on the Record Date. Prior to December 31, 1993, Gardner Denver operated as the Gardner-Denver Industrial Machinery Division (the "Gardner-Denver Division") of Cooper.

          Basis of Presentation. The accompanying financial statements include the accounts of the Company and its majority-owned subsidiaries. All transactions between Gardner Denver Machinery Inc. and its majority-owned subsidiaries have been eliminated.

          The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 contained in the Company's 1995 Annual Report to Stockholders.

          Interest Rate Swap Agreements. The interest differential to be paid or received under these agreements is accrued as the interest rates change, and is recognized over the life of the agreements. See Note 6 in this document for additional information on these agreements.

          Note 2.  Income Taxes.

          In the first three months of 1996 and 1995, the Company paid $0.2 million and $0.6 million, respectively to the various taxing authorities and recognized $2.6 million and $2.3 million, respectively in tax expense. In addition, during the first quarter of 1996, the Company received $2.3 million in tax refunds from an overpayment of federal income taxes in the fourth quarter of 1995.

          Note 3.  Inventories.
                                                      March 31,  December 31,
                                                         1996       1995
                                                       --------   --------

          Raw materials                               $ 7,806    $ 7,398
          Work-in-process                               6,357      6,702
          Finished goods, including parts
            and subassemblies                          47,921     47,334
          Perishable tooling and supplies               3,096      3,096
                                                      -------    -------
                                                       65,180     64,530

          Excess of current standard costs
            over LIFO costs                           (13,665)   (10,606)
          Excess and slow-moving inventory             (7,820)    (7,606)
                                                      -------    -------
               Total net inventories                  $43,695    $46,318
                                                      =======    =======

          Note 4.  Long-term Debt and Other Borrowing
          Arrangements.

          Long-term debt at March 31, 1996 consisted of certain industrial revenue bonds and other notes due between 1997 and 2001, as well as $30 million from a $65 million credit facility entered into on November 30, 1995. Proceeds from this three-year, unsecured, revolving loan were used to repay a secured, term loan and revolving line of credit, and to provide for general corporate purposes. At March 31, 1996, $35 million remained available for additional borrowings.
          The revolving loan will mature on November 30, 1998. Maturities of long-term debt for the five years subsequent to March 31, 1996 are $1.4 million for 1997; $0.3 million for 1998; $30.3 million for 1999; $0.3 million for 2000; and $0.3 million for 2001.

          Total interest expense during the first three months of 1996 and 1995 totaled $0.6 and $1.4 million respectively. Interest paid for each period was not materially different from the amount expensed.

          Note 5.  Earnings per share.

          Earnings per share were calculated for the three months ended March 31, 1996 based on 5,010,961 weighted average shares outstanding for the period, while earnings per share for the three months ended March 31, 1995 were calculated based on 4,776,618 weighted average shares outstanding.

          Note 6.  Interest Rate Swap Agreements.

          At March 31, 1996, the Company had two interest rate swap agreements with a commercial bank (the "Counter Party") outstanding, having a cumulative notional principal amount of $30 million. The swaps provide an average fixed LIBOR rate of 6%. One interest rate swap terminates in November 1996 and the second in November 1997. The Counter Party has an option to extend either, or both agreements for one additional year each. The Company is exposed to credit loss in the event of nonperformance by the Counter Party to the interest rate swap agreements. However, the Company does not anticipate such nonperformance.

          Note 7.  Investment in and Advances to Affiliate.

          On February 13, 1996 the Company exercised an option to purchase 25% of the common stock in GVM Gesellschaft fur Schraubenverdichter und Schraubenmotorentechnologie mbH
          ("GVM"), a private German company. The investment is accounted for using the equity method. As part of the agreement, the Company has committed to loan GVM a total of $0.9 million over the remainder of 1996. As of March 31, 1996, the Company has loaned its affiliate $0.2 million of this commitment. The agreement specifies the payment of market interest rates and the re-payment of the loan at the end of five years. The loan is included in Investment in and Advances to Affiliate. The Company has an option to acquire an additional 24% of GVM's aggregate authorized capital by converting part of its claim to any payments of principal and accrued interest under the loan into such capital interest.


          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

          Results of Operations.

          Three Months Ended March 31, 1996
          Compared with Three Months Ended March 31, 1995

          Revenues

          Revenues in the first quarter of 1996 were $48.6 million compared to $50.0 million in the same quarter of 1995, a decrease of 2.8%. Revenues in the first quarter of 1995 included approximately $1.9 million from sales of castings and drilling components which did not recur in 1996 since the Company's foundry and drilling components product line were sold in the fourth quarter of 1995. Excluding casting and drilling components sales in 1995, revenues in the first quarter of 1996 increased 1.0% from the same period in 1995. Revenues in the first quarter of 1996 increased $2.0 million (4.2%) from the fourth quarter of 1995, excluding the sales of castings and drilling components in 1995.

          Excluding castings, revenues for the Compressed Air
          Products segment rose 1.1% from $42.8 million in the first quarter of 1995 to $43.3 million in the same period of 1996. The Compressed Air Products segment revenues increased
          $0.3 million (0.6%) in the first three months of 1996 compared to the fourth quarter of 1995, excluding casting sales in the fourth quarter. Revenues in the Compressed Air Products segment reflect the slow growth rate of the U.S. economy over the past six months compared to the first half of 1995, as indicated by the lower annual rate of change in GNP and the decreased capacity utilization rates in manufacturing facilities. However, orders in the first quarter of 1996 increased 7% over the fourth quarter of 1995, indicating an improving rate of growth in the U.S. economy and the Company's further market penetration of niche markets.

          In the first quarter of 1996, Petroleum Products segment revenues remained level with the first quarter of 1995, excluding drilling components, at $5.3 million. Revenues for the Petroleum Products segment increased $1.7 million
          (45.9%) in the first quarter of 1996 compared to the fourth quarter of 1995, excluding the impact of drilling component sales in 1995. The significant increase in the Petroleum Products segment was a result of increased gas prices and drilling activity, which increased demand for drilling pumps and replacement parts.

          Costs and Expenses

          Gross margins (defined as revenues less cost of sales, exclusive of depreciation and amortization) for the first three months of 1996 increased $0.1 million (0.6%) from $14.9 million in the first quarter of 1995 to $15.0 million in the same period of 1996, despite the reduction in revenues.
          Gross margin as a percentage of sales improved from 29.8% in the first quarter of 1995 to 30.9% in the first quarter of 1996. If adjusted to exclude castings and drilling components sales, which generate below average gross margins, the gross margin percentage for the first quarter of 1995 would have been 30.6%. The improvement in 1996 compared to 1995 results from the combined effect of previously completed cost reduction efforts and manufacturing process improvements and the fact that 1996 results include increased revenues from aftermarket sales which generate higher incremental gross margin.

          Gross margin as a percentage of revenues also improved from the level achieved during the fourth quarter of 1995, adjusted to exclude the effects of LIFO liquidation income which the Company recognizes in the fourth quarter of the year and the nonrecurring castings and drilling component revenues. The fourth quarter of 1995 adjusted gross margin percentage was 30.5%. Most of the improvement in 1996 compared to the gross margin percentage in the fourth quarter of 1995 was due to the increased revenues from aftermarket sales.

          Depreciation and amortization decreased 13.0% to $1.9 million, compared with $2.2 million for the first quarter of 1995. The decrease was primarily a result of the disposal of the foundry assets upon the completion of the sale in 1995. In addition, the decreased level of capital expenditures in 1994 and 1995 contribute to an expense reduction as existing assets become fully depreciated. As a percentage of revenues, depreciation and amortization decreased from 4.3% to 3.9% due to the effect of lower depreciation and amortization discussed above.

          Selling and administrative expenses decreased by 2.4% to $6.1 million in the first quarter of 1996 from $6.3 million in the same period of 1995. As a percentage of revenues, selling and administrative expenses for the three months were approximately 12.5% in both 1996 and 1995. Management continues to focus on cost control, resulting in lower costs for commissions, salaries and fringe benefits.

          Interest expense decreased $0.8 million (57.8%) to $0.6 million in the quarter compared to the same period of 1995 due to a significantly lower debt level and reduced interest rates in effect during 1996 compared to 1995. The lower interest rates result from replacing the credit facility which was in effect during most of 1995 with a revolving credit facility which provides for a lower rate. See Note 4 of the

          Notes to Financial Statements contained in this document for further information on the Company's borrowing arrangements.

          Income before taxes increased $1.3 million (26.3%) in the quarter to $6.4 million, compared to $5.1 million for the first quarter of 1995, due to the interest expense and depreciation reductions. Lower expenses for selling and administration and increased gross margin also contributed to the improvement.

          Income taxes increased by $0.3 million to $2.6 million as a result of the increase in income before taxes. The Company's effective tax rate declined from 45% in the first quarter of 1995 to 40% in the same period of 1996, which resulted in a $0.3 million improvement in net income. The reduction in the Company's effective tax rate is due to benefits generated through the Company's Foreign Sales Corporation (FSC) and other tax strategies.

          Net income for the three months ended March 31, 1996
          increased $1.1 million (37.8%) to $3.9 million from $2.8 million for the same period in 1995 for the reasons previously discussed. When compared to the fourth quarter of 1995, net income declined $0.6 million (13.0%) from $4.4 million. The reduction is caused by the $1.3 million (net of taxes) LIFO liquidation income which was recognized in the fourth quarter of 1995 but does not recur in the first quarter of 1996. Excluding the effect of the LIFO liquidation income, net income increased $0.7 million (24.9%) in the first quarter of 1996 compared to the fourth quarter of 1995, primarily as a result of lower selling and administration expenses and interest.

          Liquidity and Capital Resources

          Operating Working Capital

          During the three months ended March 31, 1996, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) decreased $7.3 million to $49.2 million. Receivables decreased $2.4 million since the end of 1995, substantially due to the receipt of a federal income tax refund in the first quarter of 1996. The refund resulted from an overpayment of taxes related to the timing of the sale of the drilling components product line and the associated inventory liquidation. Taxes were paid assuming that the inventory liquidation would not be consummated in 1995, but this sale was completed in late December. The $2.6 million decrease in inventories was a result of continued focus on improving inventory turnover and the shipment of several large orders in 1996 which had been manufactured in 1995 and held at the customer's request. Accounts payable and accrued liabilities increased $2.3 million due to the timing of payments of federal and state income taxes.

          Cash Flows

          During the three months ended March 31, 1996, the Company generated cash flows from operations totaling $12.0 million, an increase of $8.2 million (214.6%) over the comparable
          period in 1995.   This substantial increase was primarily the
          result of the increased net income ($1.1 million) and the decreased operating working capital ($7.3 million) discussed
          previously.   The cash flows enabled the Company to expend
          $0.5 million on capital expenditures, invest $0.2 million in an affiliate and repay $5.4 million of long-term debt, resulting in an increase in the cash balance of $6.2 million.

          Capital Expenditures and Commitments

          Capital projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility or expand production capacity resulted in expenditures of $0.5 million in the first three months of 1996, which was not materially different than capital expenditures in the same period in 1995. Commitments for capital expenditures as of March 31, 1996 totaled $5.9 million, although management expects additional capital authorizations to be committed during the remainder of the year.

          Pending Litigation

          The Company is a defendant (together with Cooper) in a lawsuit alleging misappropriation of trade secrets and interference with contractual relations in connection with research and development of single screw design technology and its related manufacturing techniques. The suit requests $4.66 million in compensatory damage and an unspecified amount in punitive damages. As part of the spin-off of the Company from Cooper, the Company agreed to indemnify
          Cooper for losses incurred in this type of lawsuit. Although the extent of the liability, if any, remains unknown, management does not believe the ultimate resolution of this legal action will have a materially adverse impact on the results of operations or the financial condition of the Company.


          PART II - OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K

          (a)  List of Exhibits:

               11.0 Computation of earnings per share for the three months ended March 31, 1996.

               27.0     Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                  SIGNATURES


               Pursuant to the requirements of the Securities
          Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GARDNER DENVER MACHINERY INC.


          Date: May 10, 1996
                              By:    /s/Ross J. Centanni
                                     ------------------------------
                                     Ross J. Centanni
                                     President and
                                     Chief Executive Officer


          Date: May 10, 1996
                              By:    /s/Harry Jefferson III
                                     ------------------------------
                                     Harry Jefferson III
                                     Vice President, Finance
                                     (Principal Financial Officer)

                          GARDNER DENVER MACHINERY INC.


                                 Exhibit Index


          Exhibit
          No.                     Description

          11.0 Computation of earnings per share for the three months ended March 31, 1996.

          27.0      Financial Data Schedule.