Form 10-Q
period 1996-06-30
GARDNER DENVER MACHINERY INC
filed 1996-08-12
CIK 916459

                               FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

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

      Yes   X   No
         -------  -------

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 9, 1996: 4,890,073 shares.

===============================================================================

                                 PART I
                          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            GARDNER DENVER MACHINERY INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                  (dollars in thousands, except per share amounts)
                                    (Unaudited)
                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                           1996                  1995
                                                          -------              -------
Revenues                                                  $48,914              $49,215

Costs and expenses:
    Cost of sales (exclusive of depreciation
        and amortization)                                  33,976               35,364
    Depreciation and amortization                           1,911                2,153
    Selling and administrative expenses                     6,278                5,852
    Interest expense                                          500                1,351
    Loss on investment in and advances to affiliate            98                  -
                                                          -------              -------


Income before income taxes                                  6,151                4,495
Provision for income taxes                                  2,460                2,023
                                                          -------              -------

Net income                                                 $3,691               $2,472
                                                          =======              =======

Earnings per share                                          $0.73                $0.51
                                                          =======              =======

- ------------------

           The accompanying notes are an integral part of this statement.

                       GARDNER DENVER MACHINERY INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
              (dollars in thousands, except per share amounts)
                                (Unaudited)
                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                            1996                  1995
                                                           -------               -------
Revenues                                                   $97,483               $99,189

Costs and expenses:
    Cost of sales (exclusive of depreciation
        and amortization)                                   67,532                70,421
    Depreciation and amortization                            3,798                 4,321
    Selling and administrative expenses                     12,375                12,102
    Interest expense                                         1,094                 2,757
    Loss on investment in and advances to affiliate             98                   -
                                                           -------               -------

Income before income taxes                                  12,586                 9,588
Provision for income taxes                                   5,034                 4,315
                                                           -------               -------

Net income                                                  $7,552                $5,273
                                                           =======               =======

Earnings per share                                           $1.50                 $1.09
                                                           =======               =======

- ------------------

            The accompanying notes are an integral part of this statement.

                                 GARDNER DENVER MACHINERY INC.
                                  CONSOLIDATED BALANCE SHEET
                       (dollars in thousands, except per share amounts)
                                                             (Unaudited)
                                                               JUNE 30,                DECEMBER 31,
                                                                1996                      1995
                                                             -----------                --------
             ASSETS
Current Assets:
     Cash and cash equivalents                                $  7,511                  $  1,869
     Receivables, net                                           35,537                    39,933
     Inventories, net                                           40,726                    46,318
     Deferred income taxes                                         191                      -
     Other                                                       1,174                     2,217
                                                              --------                  --------
          Total current assets                                  85,139                    90,337
                                                              --------                  --------

Plant and equipment, net                                        30,436                    32,184
Intangibles, net                                                41,973                    43,050
Deferred income taxes                                           17,838                    17,808
Investment in and advances to affiliate                            722                      -
Other assets                                                       757                       872
                                                              --------                  --------
          Total assets                                        $176,865                  $184,251
                                                              ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                     $  1,147                  $  1,441
     Accounts payable and accrued liabilities                   29,335                    29,675
     Deferred income taxes                                        -                          486
                                                              --------                  --------

          Total current liabilities                             30,482                    31,602
                                                              --------                  --------

Long-term debt, less current maturities                         24,237                    36,661
Postretirement benefits other than pensions                     57,913                    60,108
Other long-term liabilities                                        499                       646
                                                              --------                  --------
          Total liabilities                                    113,131                   129,017
                                                              --------                  --------

Stockholders' equity:
   Common stock, $.01 par value; 50,000,000 shares
     authorized; 4,877,804 shares issued and
     outstanding at June 30, 1996                                   49                        48
   Capital in excess of par value                              134,145                   133,175
   Retained deficit                                            (70,437)                  (77,989)
   Cumulative translation adjustment                               (23)                    -
                                                              --------                  --------
          Total stockholders' equity                            63,734                    55,234
                                                              --------                  --------
          Total liabilities and stockholders' equity          $176,865                  $184,251
                                                              ========                  ========

               The accompanying notes are an integral part of this statement.

                                GARDNER DENVER MACHINERY INC.
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (dollars in thousands)
                                        (Unaudited)
                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                    1996                   1995
                                                                  --------               -------
Cash flows from operating activities:
   Net income                                                     $  7,552               $ 5,273
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                                2,652                 3,283
         Amortization                                                1,146                 1,038
         Loss on investment in and advances to affiliate                98
         Stock issued for employee benefit plans                       614                   621
         Deferred income taxes                                        (707)                 (579)
   Changes in assets and liabilities:
         Receivables, net                                            4,396                (4,213)
         Inventories, net                                            5,592                 2,991
         Accounts payable and accrued liabilities                     (340)                2,012
         Other assets and liabilities, net                          (1,253)               (2,265)
                                                                  --------               -------
           Net cash provided by operating activities                19,750                 8,161
                                                                  --------               -------

Cash flows from investing activities:
   Capital expenditures                                             (1,042)               (1,072)
   Disposals of plant and equipment                                    138                    36
   Investment in and advances to affiliate                            (843)                  -
                                                                  --------               -------
           Net cash used for investing activities                   (1,747)               (1,036)
                                                                  --------               -------

Cash flows from financing activities:
   Principal payments on long-term debt                            (12,718)               (8,720)
   Proceeds from stock options                                         357                    15
                                                                  --------               -------
           Net cash used for financing activities                  (12,361)               (8,705)
                                                                  --------               -------

Increase (decrease) in cash and cash equivalents                     5,642                (1,580)
                                                                  --------               -------
Cash and cash equivalents, beginning of period                       1,869                 3,330
                                                                  --------               -------
Cash and cash equivalents, end of period                          $  7,511               $ 1,750
                                                                  ========               =======

                The accompanying notes are an integral part of this statement.

                      NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation. The accompanying financial statements include the accounts of Gardner Denver Machinery Inc. ("Gardner Denver" or the "Company") and its majority-owned subsidiaries. All transactions between Gardner Denver Machinery Inc. and its majority-owned subsidiaries have been eliminated.

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

Investment in and Advances to Affiliate. The Company uses the equity method of accounting for its 25% interest in GVM Gesellschaft fur Schraubenverdichter und Schraubenmotorentechnologie mbH ("GVM"). Due to losses incurred to date by GVM, consolidated retained earnings of the Company do not include any undistributed earnings from GVM accounted for by the equity method at June 30, 1996. There were no equity investments in GVM at December 31, 1995. For additional information regarding the investment in and advances to GVM, see Note 7.


NOTE 2.  INCOME TAXES.

In the first six months of 1996 and 1995, the Company paid $5.4 million and $1.0 million, respectively to the various taxing authorities and recognized $5.0 million and $4.3 million, respectively in tax expense. In addition, during the first quarter of 1996, the Company received $2.3 million in tax refunds from an overpayment of federal income taxes in the fourth quarter of 1995.

NOTE 3.  INVENTORIES.

                                                              June 30                  December 31,
                                                                1996                      1995
                                                              --------                  --------
Raw Materials                                                 $  7,434                  $  7,398
Work-in-process                                                  7,187                     6,702
Finished goods, including parts
   and subassemblies                                            44,753                    47,334
Perishable tooling and supplies                                  3,096                     3,096
                                                              --------                  --------
                                                                62,470                    64,530
Excess of current standard costs
   over LIFO costs                                             (13,541)                  (10,606)
Excess and slow-moving inventory                                (8,203)                  ( 7,606)
                                                              --------                  --------
     Total net inventories                                    $ 40,726                  $ 46,318
                                                              ========                  ========

NOTE 4.  LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS.

Long-term debt at June 30, 1996 consisted of certain industrial revenue bonds and other notes due between 1997 and 2001, as well as $23 million from a $65 million credit facility entered into on November 30, 1995. Proceeds from this three-year, unsecured, revolving loan were used to repay a secured term loan and revolving line of credit, and to provide for general corporate purposes. At June 30, 1996, $42 million remained available for additional borrowings. The revolving loan will mature on November 30, 1998.
Maturities of long-term debt for the five years subsequent to June 30, 1996 are $1.1 million for 1997; $0.3 million for 1998; $23.3 million for 1999; $0.3 million for 2000; and $0.3 million for 2001.

Total interest expense during the first six months of 1996 and 1995 totaled $1.1 and $2.8 million respectively. Interest paid for each period was not materially different from the amount expensed.

NOTE 5.  EARNINGS PER SHARE.

Earnings per share were calculated for the three month and six month periods ended June 30, 1996 based on 5,084,382 and 5,047,671 weighted average shares outstanding for each period respectively, while earnings per share for the three and six month periods ended June 30, 1995 were calculated based on 4,877,416 and 4,826,844 weighted average shares outstanding respectively.

NOTE 6.  INTEREST RATE SWAP AGREEMENTS.

At June 30, 1996, the Company had two interest rate swap agreements with a commercial bank (the "Counter Party") outstanding, having a cumulative notional principal amount of $30 million. The swaps provide an average fixed LIBOR rate of 6%. One interest rate swap terminates in November 1996 and the second in November 1997. The Counter Party has an option to extend either, or both agreements for one additional year each. The Company is exposed to credit loss in the event of nonperformance by the Counter Party to the interest rate swap agreements. However, the Company does not anticipate such nonperformance.

NOTE 7.  INVESTMENT IN AND ADVANCES TO AFFILIATE.

On February 13, 1996 the Company exercised an option to purchase 25% of the common stock in GVM, a privately held German company. The investment is accounted for using the equity method. As part of the agreement, the Company has committed to loan GVM a total of $0.9 million over the remainder of 1996. As of June 30, 1996, the Company has loaned its affiliate $0.6 million of this commitment. The agreement specifies the payment of market interest rates and the re-payment of the loan at the end of five years. The loan is included in Investment in and Advances to Affiliate. The Company has an option to acquire an additional 24% of GVM's aggregate authorized capital by converting part of its claim to any payments of principal and accrued interest under the loan into such capital interest.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

Revenues

For both the three and six month periods ended June 30, 1996, revenues for compressor products have remained consistent with the comparable periods of 1995, adjusted to exclude nonrecurring revenues. Revenues for petroleum products have increased significantly in the three and six month periods of 1996, compared to the comparable periods of 1995, due to incremental demand resulting from the impact of higher prices of oil and natural gas on drilling activity.

For the six months ended June 30, 1996, revenues were $97.5 million compared to $99.2 million in the same period of 1995. Revenues in the first half of 1995 included approximately $3.9 million from sales of castings and drilling components which did not recur in 1996 since the Company's foundry and drilling components product line were sold in the fourth quarter of 1995. Excluding sales of castings and drilling components, revenues increased approximately $2.2 million (2%) for the six month period of 1996 compared to the same period of 1995. Revenues in the Compressed Air Products segment, excluding sales of castings, increased approximately 1% from $84.9 million for the six month period of 1995 to $85.6 million for the comparable period of 1996. Excluding drilling components, Petroleum Products segment revenues increased approximately 14% from $10.4 million for the six month period of 1995 to $11.9 million for the comparable period of 1996.

Revenues in the second quarter of 1996 were $48.9 million compared to $49.2 million in the same quarter of 1995. Revenues in the second quarter of 1995 included approximately $2.0 million from sales of castings and drilling components which did not recur in 1996. Excluding 1995 casting and drilling components sales, revenues in the second quarter of 1996 increased approximately $1.7 million (4%) from the same period in 1995. Excluding castings, revenues for the Compressed Air Products segment rose approximately 1% from $42.1 million in the second quarter of 1995 to $42.3 million in the same period of 1996. Petroleum Products segment revenues, excluding drilling components, increased approximately 29% from $5.1 million in the second quarter of 1995 to $6.6 million in the comparable quarter of 1996.

Sequentially, revenues in the second quarter of 1996 increased $0.3 million, or 1% from the first quarter of 1996. The Compressed Air Products segment revenue decreased $1.0 million (2%) in the second quarter compared to the first quarter of 1996 due to decreased production levels in various industrial markets, as evidenced by the decreased capacity utilization rates in manufacturing, and lower levels of aftermarket sales. The Petroleum Products segment revenue increased $1.3 million (25%) in the second quarter compared to the first quarter of 1996, due to an increase in drilling activity related to higher prices for natural gas.

Costs and Expenses

Gross margins (defined as sales less cost of sales exclusive of depreciation and amortization) for the six month period of 1996 increased $1.2 million (4%) to $30.0 million from $28.8 million in the same period of 1995, despite the reduction in revenues. Gross margin as a percentage of sales improved to 30.7% in the six month period of 1996 from 29.0% in the same period of 1995. If adjusted to exclude castings and drilling components sales, which generate below average margins, the gross margin percentage for the six month period of 1995 would have been 29.7%. For the second quarter of 1996 the gross margin percentage improved to 30.5% from 28.1% in the second quarter of 1995 (28.6% adjusted to exclude casting and drilling components sales). The improvement for both the six month period and the quarter is indicative of the combined effect of previously completed cost reduction efforts and manufacturing process improvements. The results for the first quarter of 1996 also included increased revenues from aftermarket sales which generated higher incremental gross margin than unit sales.

Gross margin for the second quarter of 1996 decreased slightly from that of the first quarter of 1996, primarily as a result of the relative decrease in revenues from aftermarket sales in the second quarter in comparison to the first.

Depreciation and amortization decreased 12% to $3.8 million in the first six months of 1996, compared with $4.3 million for the same period of 1995. For the second quarter, depreciation and amortization decreased 11% to $1.9 million in 1996, compared to $2.1 million in 1995. The decrease in each period was primarily a result of the disposal of the foundry assets upon the completion of the sale in 1995. An expense reduction also results from existing assets becoming fully depreciated. For both the six and three month periods, depreciation and amortization expense as a percentage of revenues decreased from approximately 4.4% in 1995 to 3.9% in 1996 due to the effect of lower depreciation expense discussed above.

Selling and administrative expenses increased in the first six months of 1996 by 2% to $12.4 million from $12.1 million in the same period of 1995.
As a percentage of revenues, selling and administrative expenses for the six months increased to 12.7% in 1996 from 12.2% in 1995. For the second quarter, selling and administrative expenses increased 7% to $6.3 million in 1996 from $5.9 million for the same period of 1995. As a percentage of revenues, selling and administrative expenses for the second quarter increased to 12.8% in 1996 from 11.9% in 1995. The increases in selling and administrative expenses for the three and six month periods are partially due to higher manpower levels and related travel and training expenses since the Company operated with several employment openings in the previous year. Additionally, increased professional fees resulted during the analysis and negotiations associated with the pending acquisitions of TCM Investments, Inc. and NORAMPTCO, Inc..

During the second quarter of 1996, the Company recognized its proportionate share ($0.1 million) of the losses incurred by GVM as a loss on investment in and advances to affiliate. For additional information on this investment, refer to Notes 1 and 4 of the Notes to Financial Statements contained in this document.

Interest expense decreased $1.7 million (60%) to $1.1 million for the six month period of 1996 compared to the same period of 1995, due to a significantly lower debt level and reduced interest rates in effect during 1996 compared to 1995. During the second quarter of 1996, interest expense decreased $0.9 million (63%) compared to the same period in 1995, for the same reasons. In November 1995, the Company executed a new credit facility which reduced its effective interest rate by approximately 200 basis points. See Note 4 of the Notes to Financial Statements contained in this document for further information on the Company's borrowing arrangements.

Compared to the same period of 1995, income before taxes increased $3.0 million (31%) in the first six months of 1996 to $12.6 million, primarily due to increased gross margin and depreciation and interest expense reductions. For the second quarter of 1996, income before taxes increased $1.7 million (37%) from the same period of 1995 to $6.2 million for the same reasons.

Compared to 1995, provision for income taxes increased by $0.7 million to $5.0 million for the first six months of 1996, and by $0.4 million to $2.5 million for the second quarter of 1996, as a result of the increase in income before taxes. The Company's effective tax rate declined to 40% in 1996 from 45% in 1995, which reduced income taxes for the quarter by $0.3 million ($0.06 per share) compared to the previous year. For the six month period, the lower effective tax rate in 1996 decreased income taxes by $0.6 million ($0.12 per share) compared to 1995. The reduction in the tax rate is due to benefits generated through the Company's Foreign Sales Corporation
(FSC) and other tax strategies.

Net income for the six months ended June 30, 1996 increased $2.3 million (43%) to $7.6 million from $5.3 million for the same period in 1995 and increased $1.2 million (49%) to $3.7 million for the second quarter compared to 1995, for the reasons previously discussed. During the second quarter of 1996, net income declined $0.2 million (4%) compared to the first quarter of the year due to the increase in selling and administrative expenses and the loss on investment in and advances to affiliate.

LIQUIDITY AND CAPITAL RESOURCES

Operating Working Capital

During the six months ended June 30, 1996, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) decreased $9.6 million to $46.9 million. Receivables decreased $4.4 million since the end of 1995, substantially due to the receipt of a federal income tax refund in the first quarter of 1996 and higher collections through increased use of progress payments. The refund resulted from an overpayment of taxes related to the timing of the sale of the drilling components product line and the associated inventory liquidation. Taxes were paid assuming that the inventory liquidation would not be consummated in 1995, but this sale was completed in late December. The $5.6 million decrease in inventories was a result of continued focus on improving inventory turnover and the shipment of several large orders in 1996 which had been manufactured in 1995 and held at the customer's request. Inventories also declined $2.1 million due to increased sales of petroleum products which are substantially from stock.

Cash Flows

During the six months ended June 30, 1996, the Company generated cash flows from operations totaling $19.8 million, an increase of $11.6 million (142%) over the comparable period in 1995. This substantial increase was primarily the result of the increased net income ($2.3 million) and the decreased operating working capital ($8.9 million) discussed previously. The cash flows enabled the Company to expend $1.0 million on capital expenditures, invest in a joint venture ($0.8 million), and repay $12.7 million of long-term debt principal, resulting in an increase in the cash balance of $5.6 million.

Capital Expenditures and Commitments

Capital projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility or expand production capacity resulted in expenditures of $1.0 million in the first six months of 1996, which was not materially different than the level of capital expenditures in the comparable period in 1995. Commitments for capital expenditures at June 30, 1996 totaled $6.0 million, although management expects additional capital authorizations to be committed during the remainder of the year.

SUBSEQUENT EVENTS

During the second quarter, the Company announced the pending acquisitions of NORAMPTCO, Inc., a manufacturer of centrifugal blowers and exhausters with revenues of $41.3 million for the year ended January 31, 1996, and TCM Investments, Inc., ("TCM") a manufacturer and packager of well stimulation pumps and compressed natural gas compressors with revenues of $10.6 million for the year ended April 30, 1996. On August 9, 1996, the Company's purchase of NORAMPTCO, Inc. was completed. The Company anticipates the completion of the acquisition of TCM by August 31, 1996.

PENDING LITIGATION

The Company is a defendant (together with Cooper) in a lawsuit alleging misappropriation of trade secrets and interference with contractual relations in connection with research and development of single screw design technology and its related manufacturing techniques. The suit requests $4.66 million in compensatory damages and an unspecified amount in punitive damages. As part of the spin-off of the Company from Cooper, the Company agreed to indemnify Cooper for losses incurred in this type of lawsuit. Although the extent of the liability, if any, remains unknown, management does not believe the ultimate resolution of this legal action will have a materially adverse impact on the results of operations or the financial condition of the Company.



                       PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held pursuant to notice on May 7, 1996. At the Annual Meeting Donald G. Barger, Jr. and Michael J. Sebastian were elected to serve as directors for a three-year term expiring in 1999. There were 4,056,226 affirmative votes cast and 72,872 votes withheld concerning Mr. Barger's election as a director, and 4,055,628 affirmative votes cast and 73,470 votes withheld concerning Mr. Sebastian's election as a director.

Two amendments to the Company's Long-Term Incentive Plan (the "Incentive
Plan") were also approved at the Annual Meeting.   There were 2,947,773
affirmative votes cast for the amendments, 611,201 votes against the amendments, 22,403 abstaining votes and 547,721 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits:

      11.1 Computation of earnings per share for the three months ended June 30, 1996.

      11.2 Computation of earnings per share for the six months ended June 30, 1996.

      27.0  Financial Data Schedule

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GARDNER DENVER MACHINERY INC.


Date: August 9, 1996              By:  /s/Ross J. Centanni
                                      --------------------------------
                                         Ross J. Centanni
                                         President and Chief Executive Officer


Date: August 9, 1996              By:  /s/Philip R. Roth
                                      --------------------------------
                                         Philip R. Roth
                                         Vice President, Finance and
                                         Chief Financial Officer

                               GARDNER DENVER MACHINERY INC.

                                      EXHIBIT INDEX

EXHIBIT
NO.                                    DESCRIPTION

11.1        Computation of earnings per share for the three months ended June 30, 1996.

11.2        Computation of earnings per share for the six months ended June 30, 1996.

27.0        Financial Data Schedule.
