Form 10-Q
period 1996-09-30
GARDNER DENVER MACHINERY INC
filed 1996-11-14
CIK 916459

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23654

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

     Yes      X          No
        ------------       ----------

     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 12 1996: 4,922,078 shares.

                                          PART I
                                   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               GARDNER DENVER MACHINERY INC.
                           CONSOLIDATED STATEMENT OF OPERATIONS
                     (dollars in thousands, except per share amounts)
                                        (Unaudited)

                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            1996           1995
                                                          -------        -------
Revenues                                                  $56,519        $44,894

Costs and expenses:
    Cost of sales (exclusive of depreciation
     and amortization)                                     38,977         31,903
    Depreciation and amortization                           2,099          2,016
    Selling and administrative expenses                     8,147          6,355
    Interest expense                                          906          1,198
    Loss on investment in and advances to affiliate            60              -
                                                          -------        -------

Income before income taxes                                  6,330          3,422
Provision for income taxes                                  2,595          1,540
                                                          -------        -------

Net income                                                 $3,735         $1,882
                                                          =======        =======

Earnings per share                                          $0.73          $0.38
                                                          =======        =======
---------------------








              The accompanying notes are an integral part of this statement.

                               GARDNER DENVER MACHINERY INC.
                           CONSOLIDATED STATEMENT OF OPERATIONS
                     (dollars in thousands, except per share amounts)
                                        (Unaudited)



                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      1996                1995
                                                    --------            --------
Revenues                                            $154,002            $144,083

Costs and expenses:
    Cost of sales (exclusive of depreciation
     and amortization)                               106,509             102,324
    Depreciation and amortization                      5,897               6,337
    Selling and administrative expenses               20,522              18,457
    Interest expense                                   2,000               3,955
    Loss on investment in and advances to affiliate      158                   -
                                                    --------            --------

Income before income taxes                            18,916              13,010
Provision for income taxes                             7,629               5,855
                                                    --------            --------

Net income                                           $11,287              $7,155
                                                    ========            ========

Earnings per share                                     $2.23               $1.47
                                                    ========            ========

------------------------






              The accompanying notes are an integral part of this statement.

                               GARDNER DENVER MACHINERY INC.
                                CONSOLIDATED BALANCE SHEET
                     (dollars in thousands, except per share amounts)
                                                            (Unaudited)
                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               1996          1995
                                                           -------------   ------------
              ASSETS
Current Assets:
     Cash and cash equivalents                                $ 16,012       $  1,869
     Receivables, net                                           46,769         39,933
     Inventories, net                                           47,800         46,318
     Deferred income taxes                                       2,371              -
     Other                                                       2,181          2,217
                                                            ----------     ----------
          Total current assets                                 115,133         90,337
                                                            ----------     ----------

Plant and equipment, net                                        34,350         32,184
Intangibles, net                                                74,371         43,050
Deferred income taxes                                           19,881         17,808
Investment in and advances to affiliate                            863              -
Other assets                                                     1,107            872
                                                            ----------     ----------
          Total assets                                        $245,705       $184,251
                                                            ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                     $  2,803       $  1,441
     Accounts payable and accrued liabilities                   49,683         29,675
     Deferred income taxes                                           -            486
                                                            ----------     ----------
          Total current liabilities                             52,486         31,602
                                                            ----------     ----------

Long-term debt, less current maturities                         67,153         36,661
Postretirement benefits other than pensions                     57,050         60,108
Other long-term liabilities                                      1,131            646
                                                            ----------     ----------
          Total liabilities                                    177,820        129,017
                                                            ----------     ----------

Stockholders' equity:
     Common stock, $.01 par value; 50,000,000 shares
            authorized; 4,902,589 shares issued and
            outstanding at September 30, 1996                       49             48
     Capital in excess of par value                            134,571        133,175
     Retained deficit                                          (66,702)       (77,989)
     Cumulative translation adjustment                             (33)             -
                                                            ----------     ----------
          Total stockholders' equity                            67,885         55,234
                                                            ----------     ----------
             Total liabilities and stockholders' equity       $245,705       $184,251
                                                            ==========     ==========


              The accompanying notes are an integral part of this statement.

                               GARDNER DENVER MACHINERY INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (dollars in thousands)
                                        (Unaudited)
                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    -----------------------
                                                                      1996            1995
                                                                    -------         -------
Cash flows from operating activities:
    Net income                                                      $11,287          $7,155
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation                                                   4,015           4,807
       Amortization                                                   1,881           1,530
       Loss on investment in and advances to affiliate                  158               -
       Stock issued for employee benefit plans                          896             960
       Deferred income taxes                                           (450)            415
    Changes in assets and liabilities
      (excluding the impact of acquisitions):
       Receivables, net                                               3,932          (5,157)
       Inventories, net                                               6,665           7,454
       Accounts payable and accrued liabilities                         895           3,280
       Other assets and liabilities, net                             (4,114)         (3,902)
                                                                    -------         -------
              Net cash provided by operating activities              25,165          16,542
                                                                    -------         -------

Cash flows from investing activities:
    Acquisitions (net of cash acquired)                             (33,950)              -
    Capital expenditures                                             (1,518)         (2,135)
    Disposals of plant and equipment                                    596             316
    Investment in and advances to affiliate                          (1,050)              -
                                                                    -------         -------
              Net cash used for investing activities                (35,922)         (1,819)
                                                                    -------         -------

Cash flows from financing activities:
    Principal payments on long-term debt                            (38,601)        (13,997)
    Proceeds from long-term debt                                     63,000               -
    Proceeds from stock options                                         501              17
                                                                    -------         -------
              Net cash provided by (used for)
                   financing activities                              24,900         (13,980)
                                                                    -------         -------

Increase in cash and cash equivalents                                14,143             743
                                                                    -------         -------
Cash and cash equivalents, beginning of period                        1,869           3,330
                                                                    -------         -------
Cash and cash equivalents, end of period                            $16,012          $4,073
                                                                    =======         =======



                The accompanying notes are an integral part of this statement.

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation. The accompanying financial statements include the accounts of Gardner Denver Machinery Inc. ("Gardner Denver" or the "Company") and its majority-owned subsidiaries, including the acquisitions in August of Gardner Denver Holdings Inc.("GDHI"), known as NORAMPTCO, Inc. until August 9, 1996, and TCM Investments, Inc. ("TCM"). All transactions between Gardner Denver Machinery Inc. and its majority-owned subsidiaries have been eliminated.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Investment in and Advances to Affiliate. The Company uses the equity method of accounting for its 25% interest in GVM Gesellschaft fur Schraubenverdichter und Schraubenmotorentechnologie mbH ("GVM"). Due to losses incurred to date by GVM, consolidated retained earnings of the Company do not include any undistributed earnings from GVM accounted for by the equity method at September 30, 1996. There were no equity investments in GVM at December 31, 1995. For additional information regarding the investment in and advances to affiliate, see Note 7.

NOTE 2.  INCOME TAXES.

In the first nine months of 1996 and 1995, the Company paid $7.7 million and $1.1 million, respectively to the various taxing authorities and recognized $7.6 million and $5.9 million, respectively in tax expense. In addition, during the first quarter of 1996, the Company received $2.3 million in tax refunds from an overpayment of federal income taxes in the fourth quarter of 1995.

NOTE 3.  INVENTORIES.
                                                   September 30       December 31,
                                                       1996              1995
                                                   ------------       ------------
Raw Materials                                      $   7,224          $   7,398
Work-in-process                                       10,558              6,702
Finished goods, including parts
  and subassemblies                                   49,608             47,334
Perishable tooling and supplies                        3,096              3,096
                                                   ---------          ---------
                                                      70,486             64,530
Excess of current standard costs
  over LIFO costs                                    (13,578)           (10,606)
Excess and slow-moving inventory                      (9,108)            (7,606)
                                                   ---------          ---------
     Total net inventories                         $  47,800          $  46,318
                                                   =========          =========

NOTE 4.  LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS.

Long-term debt at September 30, 1996 consisted of certain industrial revenue bonds and other notes due between 1997 and 2005 totaling $7.0 million (which included debt assumed by the Company in its recent acquisitions), $28 million from a $65 million credit facility entered into on November 30, 1995, and unsecured notes payable of $35 million. The credit facility is a three-year, unsecured, revolving loan used to repay a secured term loan and revolving line of credit, and to provide for general corporate purposes. At September 30, 1996, $37 million remained available for additional borrowings at which time the Company and lenders agreed to extend the maturity of the revolving loan until November 30, 1999. All other terms and conditions of the loan remained unchanged. On September 26, 1996, the Company entered into an unsecured senior note agreement for $35 million at a fixed interest rate of 7.3%. This debt has a ten-year final, seven-year average maturity. The loan is due September 26, 2006 with principal payments beginning in 2000. Maturities of long-term debt for the five years subsequent to September 30, 1996 are $2.8 million for 1997; $1.2 million for 1998; $29.1 million for 1999; $5.9 million for 2000; and $5.7 million for 2001.

Total interest expense during the first nine months of 1996 and 1995 totaled $2.0 and $4.0 million, respectively. Interest paid for each period was not materially different from the amount expensed.

NOTE 5.  EARNINGS PER SHARE.

Earnings per share were calculated for the three month and nine month periods ended September 30, 1996 based on 5,122,554 and 5,072,493 weighted average shares outstanding for each period respectively, while earnings per share for the three and nine month periods ended September 30, 1995 were calculated based on 4,940,750 and 4,864,811 weighted average shares outstanding, respectively.

NOTE 6.  INTEREST RATE SWAP AGREEMENTS.

At September 30, 1996, the Company had two interest rate swap agreements with a commercial bank (the "Counter Party") outstanding, having a cumulative notional principal amount of $30 million. The swaps provide an average fixed LIBOR rate of 6%. One interest rate swap terminates in November 1996 and the second in November 1997. The Counter Party has an option to extend either, or both agreements for one additional year each. The Company is exposed to credit loss in the event of nonperformance by the Counter Party to the interest rate swap agreements. However, the Company does not anticipate such nonperformance.

NOTE 7.  INVESTMENT IN AND ADVANCES TO AFFILIATE.

On February 13, 1996 the Company exercised an option to purchase 25% of the common stock in GVM, a privately held German company. The investment is accounted for using the equity method. As part of the agreement, the Company has committed to loan GVM a total of $0.9 million over the remainder of 1996. As of September 30, 1996, the Company has loaned its affiliate $0.8 million of this commitment. The agreement specifies the payment of market interest rates and the re-payment of the loan at the end of five years. The loan is included in Investment in and Advances to Affiliate on the Consolidated Balance Sheet. The Company has an option to acquire an additional 24% of GVMs aggregate authorized capital by converting part of its claim to any payments of principal and accrued interest under the loan into such equity interest.

NOTE 8.  ACQUISITIONS.

On August 9, 1996, the Company purchased 100% of the issued and outstanding stock of GDHI for $26.8 million (net of cash acquired). GDHI designs, manufactures and sells blowers and exhausters used in various industrial and waste water applications. The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in cost in excess of net assets acquired of $27.3 million. As a result of the stability of the product technology, markets and customers, this amount is being amortized over 40 years using the straight line method.

The following summarizes the unaudited pro forma results of operations of the combined companies which includes the actual results of the Company, historical results of operations of GDHI for the first seven months of the year and adjustments to the historical results for expected changes in operations assuming the acquisition had been effective at the beginning of the fiscal year. These adjustments include the effect of amortization of goodwill, interest expense of acquisition debt, elimination of expenses related to the former principal owner/CEO, costs incurred for the sale of GDHI, and certain other adjustments, together with related income tax effects. The results are not necessarily indicative of what would have occurred had these transactions been consummated as of the beginning of the fiscal year presented, or of future operations of the consolidated companies. The Companys pro forma results of operations for the nine months ending September 30, 1996 were: revenues of $177.3 million, income before income taxes of $21.1 million, net income of $12.6 million, and earnings per share of $2.48. The Companys pro forma results of operations for the nine months ending September 30, 1995 were: revenues of $175.1 million, income before income taxes of $14.3 million, net income of $7.7 million and earnings per share of $1.58.

On August 14, 1996, the Company purchased 100% of the issued and outstanding stock of TCM for $7.2 million (net of cash acquired). TCM designs, manufactures and sells pumps and compressors used primarily in oil and natural gas applications. The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in cost in excess of net assets acquired of $4.1 million. As a result of the stability of TCMs products, markets and customers, this amount is being amortized over 40 years using the straight line method.

Both acquisitions have been accounted for by the purchase method, and accordingly, the results of operations of GDHI and TCM are included in the Companys Consolidated Statement of Operations from the dates of acquisition. Certain estimates of fair market value of assets received and liabilities assumed were made with adjustments to each separate companys historical financial statements. These adjustments included estimates of various costs totaling $6.2 million planned by management necessary to fully integrate the acquisitions into Gardner Denver's operations. These estimates and adjustments have not yet been finalized.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

Revenues

For both the three and nine month periods ended September 30, 1996, revenues for compressor products, adjusted to exclude nonrecurring revenues, increased due to the effect of acquisitions in August and the impact of a limited scheduled shutdown when compared to the same periods of 1995. Revenues for petroleum products have increased significantly in the three and nine month periods of 1996, compared to the comparable periods of 1995, due to incremental demand resulting from the impact of higher prices of oil and natural gas on drilling activity, the effect of acquisitions made in August and the impact of a limited scheduled shutdown.

For the nine months ended September 30, 1996, revenues were $154.0 million compared to $144.1 million in the same period of 1995. Revenues in the first nine months of 1996 included approximately $9.3 million from the acquisitions of GDHI and TCM. Revenues in the first nine months of 1995 included approximately $4.4 million from sales of castings and drilling components which did not recur in 1996 since the Companys foundry and drilling components product line were sold in the fourth quarter of 1995. Excluding revenues from recent acquisitions from the results of 1996 and sales of castings and drilling components from 1995, revenues increased approximately $5.0 million (4%) for the nine month period of 1996 compared to the same period of 1995. Revenues in the Compressed Air Products segment, excluding revenues from acquisitions in 1996 and casting sales in 1995, increased approximately 2% to $126.7 million for the nine month period of 1996 from $124.6 million for the comparable period of 1995. Excluding drilling components in 1995 and revenues from acquisitions in 1996, Petroleum Products segment revenues increased approximately 19% to $18.0 million for the nine month period of 1996 from $15.1 million for the comparable period of 1995.

Revenues in the third quarter of 1996 were $56.5 million compared to $44.9 million in the same quarter of 1995. Excluding nonrecurring casting and drilling components sales of $0.5 million in 1995 and revenues of $9.3 million from GDHI and TCM in 1996, revenues in the third quarter of 1996 increased approximately $2.8 million (6%) over the same period in 1995. Approximately $1.4 million of this increase is attributable to a shorter manufacturing shutdown period in 1996, compared to 1995. Due to production requirements, this regularly scheduled shutdown was limited to one week in 1996 at one manufacturing facility, compared to two weeks in previous years. A second manufacturing facility was shutdown for one week during the second quarter of 1996 and one week during the third quarter. In previous years, this facility was shutdown for two consecutive weeks during the third quarter.

Revenues for the Compressed Air Products segment rose to $48.2 million in the third quarter of 1996 from $39.7 million in the same period of 1995, adjusted to exclude casting sales. Approximately $7.1 million of this increase is attributable to the acquisitions. Petroleum Products segment revenues increased to $8.3 million in the third quarter of 1996 from $4.7 million in the comparable quarter of 1995, adjusted to exclude sales of drilling components. Approximately $2.2 million of this increase is attributable to the recent acquisitions.

Sequentially, revenues in the third quarter of 1996 declined $1.7 million, or 3% from the second quarter of 1996, excluding the impact of the recent acquisitions. This volume reduction is a result of a shorter production period in the third quarter compared to that of the second as a result of the scheduled manufacturing shutdown.

Costs and Expenses

Gross margins (defined as revenues less cost of sales exclusive of depreciation and amortization) for the nine month period of 1996 increased $5.7 million (14%) to $47.5 million from $41.8 million in the same period of 1995. The increase in gross margin was primarily due to the impact from the recent acquisitions ($3.1 million), with the remaining improvement primarily resulting from cost reduction efforts and manufacturing process improvements. Gross margin as a percentage of sales improved to 30.8% in the nine month period of 1996 from 29.0% in the same period of 1995. If adjusted to exclude castings and drilling components sales, which generated below average margins, the gross margin percentage for the nine month period of 1995 would have been 29.2% compared to 30.7% for the same period of 1996 excluding the impact of the acquisitions. For the third quarter of 1996 the gross margin percentage improved to 31.0% (30.8% excluding the acquisitions) from 28.9% in the third quarter of 1995 (29.1% adjusted to exclude casting and drilling components sales). The improvement for both the nine month period and the quarter is indicative of the combined effect of previously completed cost reduction efforts and manufacturing process improvements and the impact of the recent acquisitions.

Excluding the effect of acquisitions, the gross margin percentage for the third quarter of 1996 was not materially different from that of the second quarter of 1996. The Company expects that gross margin will be enhanced in the fourth quarter of 1996 by the inclusion of LIFO income.

Depreciation and amortization decreased 6% to $5.9 million in the first nine months of 1996, compared with $6.3 million for the same period of 1995. For the third quarter, depreciation and amortization increased 5% to $2.1 million in 1996, compared to $2.0 million in 1995. The decrease in the nine month period was primarily a result of the disposal of the foundry assets upon the completion of the sale in 1995. An expense reduction also results from existing assets becoming fully depreciated. The increase in depreciation and amortization expense for the three month period was due to the impact of the acquisitions ($0.3 million) offset by depreciation savings from the sale of the foundry ($0.2 million). For the nine month period, depreciation and amortization expense as a percentage of revenues decreased to approximately 3.8% in 1996 from 4.4% in 1995, while for the three month period, depreciation and amortization expense as a percentage of revenues decreased to 3.7% from 4.5%. In both cases the reduction is due to the effect of lower depreciation expense and increased revenues discussed above.

Selling and administrative expenses increased in the first nine months of 1996 by 11% to $20.5 million from $18.5 million in the same period of 1995. As a percentage of revenues, selling and administrative expenses for the nine months increased to 13.3% in
1996 from 12.8% in 1995 in spite of increased revenues.   For the
third quarter, selling and administrative expenses increased 27% to $8.1 million in 1996 from $6.4 million for the same period of 1995. As a percentage of revenues, selling and administrative expenses for the third quarter increased to 14.4% in 1996 from 14.2% in 1995. Approximately $1.7 million of this increase in each the three and nine month periods is attributable to newly acquired operations. The increases are also due to higher manpower levels and related travel and training expenses since the Company operated with several employment openings in the previous year, and increased professional fees associated with the acquisitions.

During the nine month period of 1996, the Company recognized its proportionate share ($0.2 million) of the losses incurred by GVM as a loss on investment in and advances to affiliate. For the third quarter of 1996 this loss was $0.1 million. For additional information on this investment, refer to Notes 1 and 7 of the Notes to Financial Statements contained in this document.

Interest expense decreased $2.0 million (50%) to $2.0 million for the nine month period of 1996 compared to the same period of 1995, due to a significantly lower debt level for most of the period and lower interest rates in effect during 1996 compared to 1995. During the third quarter of 1996, interest expense decreased $0.3 million (25%) compared to the same period in 1995, for the same reasons, offset by higher expense beginning in August related to the acquisitions. In November 1995, the Company executed a new credit facility which reduced its effective interest rate by approximately 200 basis points. In September 1996, the Company obtained $35 million in long-term financing at a fixed rate of approximately 7.3%. The proceeds from this private placement were utilized to partially repay existing bank debt. See Note 4 of the Notes to Financial Statements contained in this document for further information on the Companys borrowing arrangements.

Compared to the same period of 1995, income before income taxes increased $5.9 million (45%) in the first nine months of 1996 to $18.9 million, primarily due to increased revenue volume and gross margin, and interest expense and depreciation reductions. For the third quarter of 1996, income before taxes increased $2.9 million (85%) from the same period of 1995 to $6.3 million for the same reasons. Approximately $0.8 million of the increase in each of the nine and three month periods is attributable to the acquisitions.


Compared to 1995, provision for income taxes increased by $1.8 million to $7.6 million for the first nine months of 1996, and by $1.1 million to $2.6 million for the third quarter of 1996, as a result of the increase in income before taxes. The Company's effective tax rate declined to 41% in the third quarter of 1996 from 45% in the same period of 1995, which reduced income taxes for the quarter by $0.3 million ($0.05 per share) compared to the previous year. For the nine month period, the lower effective tax rate in 1996 decreased income taxes by $0.9 million ($0.17 per share) compared to 1995. The reduction in the tax rate is due to benefits generated through the Companys Foreign Sales Corporation
(FSC) and other tax strategies.

Net income for the nine months ended September 30, 1996 increased $4.1 million (57%) to $11.3 million from $7.2 million for the same period in 1995 and increased $1.8 million (95%) to $3.7 million for the third quarter compared to 1995, for the reasons previously discussed. Net income in each the nine and three month periods included approximately $0.4 million ($0.08 per share) from the acquisitions. During the third quarter of 1996, net income remained consistent when compared to the second quarter of the year. The incremental income from the acquisitions was offset by the financial impact of the manufacturing shutdown.

LIQUIDITY AND CAPITAL RESOURCES

Operating Working Capital

During the nine months ended September 30, 1996, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) decreased $11.7 million to $44.9 million. Receivables increased $6.8 million since the end of 1995, due to the impact of the recent acquisitions which added $11.5 million. Without the acquisitions, receivables would have declined $4.7 million due to the receipt of a federal income tax refund in the first quarter of 1996 and higher collections including increased use of progress payments. The refund resulted from an overpayment of taxes related to the timing of the sale of the drilling components product line and the associated inventory liquidation. Taxes were paid assuming that the inventory liquidation would not be consummated in 1995, but this sale was completed in late December.

The $1.5 million increase in inventories was a result of the acquisitions, which caused a $7.9 million increase. Without the acquisitions, inventory declined $6.4 million due to continued focus on improving inventory turnover and the shipment of several large orders in 1996 which had been manufactured in 1995 and held at the customers request. Inventories also declined $3.2 million due to increased sales of petroleum products which are substantially from stock. The $20.0 million increase in accounts payable and accrued liabilities was essentially due to the impact of the recent acquisitions, and includes accrued liabilities related to integrating various operations of the Company.

Cash Flows

During the nine months ended September 30, 1996, the Company generated cash flows from operations totaling $25.2 million, an increase of $8.6 million (52%) over the comparable period in 1995. This substantial increase was primarily the result of the increased net income ($4.1 million) and the decreased operating working capital ($5.9 million reduction compared to the prior period) discussed previously, partially offset by lower depreciation and amortization ($0.4 million) and additions to the deferred tax assets ($0.9 million). Cash was also provided by the completion of a $35 million debt placement and a $28 million borrowing under the Company's existing revolving line of credit. The cash flows and additional debt enabled the Company to invest in acquisitions ($33.9 million) and a joint venture ($1.0 million), expend $1.5 million on capital expenditures, and repay $38.6 million of long-term debt principal, resulting in an increase in the cash balance of $14.1 million.

Capital Expenditures and Commitments

Capital projects to reduce product costs, improve product quality, increase manufacturing efficiency and operating flexibility or expand production capacity resulted in expenditures of $1.5 million in the first nine months of 1996, which was $0.6 million less than the level of capital expenditures in the comparable period in 1995. The Company also expended $1.4 million for intangible and other assets in the first nine months of 1996, primarily for the implementation of a new integrated business system. Commitments for future capital expenditures at September 30, 1996 totaled $6.9 million. Management expects additional capital authorizations to be committed during the remainder of 1996, but substantial portions of these commitments will not be spent in the current year.


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

                   PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits:

      2.1 Stock Purchase Agreement, dated as of July 11, 1996, among Gardner Denver Machinery Inc., Jacques Lepage, Suzanne Lepage, Anne Lepage and Arthur Lepage, filed as Exhibit 2.0 to Gardner Denver Machinery Inc.s Current Report on Form 8-K, dated August 9, 1996, as amended, and incorporated herein by reference.


      2.2 Stock Purchase Agreement, dated as of August 10, 1996, among Gardner Denver Machinery Inc., TCM Investments, Inc. and the Holders of all the Issued and Outstanding Common Stock and Options to Acquire Common Stock of TCM Investments, Inc.

      4.0     Note Purchase Agreement dated as of September 26,
              1996.

     10.0 First Amendment, dated as of September 10, 1996 to the Credit Agreement dated as of November 30, 1995.

     11.1 Computation of earnings per share for the three months ended September 30, 1996.

     11.2 Computation of earnings per share for the nine months ended September 30, 1996.

     27.0     Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated August 9, 1996 and a related amended Current Report on Form 8-K/A, related to its acquisition of NORAMPTCO.
     This Form 8-K included a description of the acquisition (Item 2), the audited financial statements for NORAMPTCO for the fiscal year ended January 31, 1996, in accordance with Rule 3.05 of Regulation S-X, (Item 7), and pro forma financial information prepared pursuant to Article 11 of Regulation S-X (Item 7).

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GARDNER DENVER MACHINERY INC.


Date: November 12, 1996            By:  /s/Ross J. Centanni
                                      -----------------------------------------
                                         Ross J. Centanni
                                         President and Chief Executive Officer



Date: November 12, 1996            By:  /s/Philip R. Roth
                                      ------------------------------------------
                                         Philip R. Roth
                                         Vice President, Finance and
                                           Chief Financial Officer

                  GARDNER DENVER MACHINERY INC.


                          EXHIBIT INDEX

EXHIBIT
NO.                           DESCRIPTION
  2.1          Stock Purchase Agreement, dated as of July 11,
               1996, among Gardner Denver Machinery Inc., Jacques
               Lepage, Suzanne Lepage, Anne Lepage and Arthur
               Lepage,  filed as Exhibit 2.0 to Gardner Denver
               Machinery Inc.s Current Report on Form 8-K, dated
               August 9, 1996, as amended, and incorporated herein
               by reference.

  2.2          Stock Purchase Agreement, dated as of August 10,
               1996, among Gardner Denver Machinery Inc., TCM
               Investments Inc. and the Holders of all the Issued and Outstanding Common Stock and Options to Acquire
               Common Stock of TCM Investments, Inc.

  4.0          Note Purchase Agreement dated as of September 26,
               1996.

 10.0 First Amendment, dated as of September 10, 1996 to the Credit Agreement dated as of November 30, 1995.

 11.1 Computation of earnings per share for the three months ended September 30, 1996.

 11.2 Computation of earnings per share for the nine months ended September 30, 1996.

 27.0          Financial Data Schedule.

                                    16