Form 10-K405
period 1996-12-31
GARDNER DENVER MACHINERY INC
filed 1997-03-31
CIK 916459

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K


     /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the fiscal year ended December 31, 1996

     / /  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934:  For the transition period from           to
                                                     -----------  ------------

            Commission file number       0-23654
                                  ---------------------------------------------

                          GARDNER DENVER MACHINERY INC.
-------------------------------------------------------------------------------
 (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                       76-0419383
-------------------------------------------              ----------------------
     (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                        Identification No.)

        1800 Gardner Expressway                                  62301
-------------------------------------------              ----------------------
 (Address of Principal Executive Offices)                      (Zip Code)


                                (217) 222-5400
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

   Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
-------------------------------------------------------------------------------
                                (Title of Class)

                       Rights to Purchase Preferred Stock
-------------------------------------------------------------------------------
                                (Title of Class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   ------   -------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the registrant's voting stock held by non-affiliates as of March 14, 1997 was $276,537,420.

The number of shares outstanding of the registrant's Common Stock, as of March 14, 1997 was 9,920,625.

                   DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Gardner Denver Machinery Inc. Proxy Statement, dated March 26, 1997 (incorporated into Part III of this Annual Report on Form 10-K).

   Portions of the 1996 Annual Report to Stockholders (incorporated into Parts I and II of this Annual Report on Form 10-K).

===============================================================================

                                   PART I

ITEM 1.  BUSINESS

GENERAL

Gardner Denver Machinery Inc. ("Gardner Denver" or the "Company") believes, based on total sales in the United States, it is one of the leading manufacturers of stationary air compressors and blowers for industrial applications. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in the pneumatic conveying of dry bulk materials, wastewater aeration and vacuum systems. Gardner Denver also manufactures petroleum pumps used in oil and gas production, well servicing, well stimulation, and oil and gas drilling.

In 1996, Gardner Denver had revenues of $218 million, of which approximately 86 percent were derived from sales of compressed air products while approximately 14 percent were from sales of petroleum products. Approximately 75 percent of the total revenues in 1996 were derived from sales in the United States and approximately 25 percent were from sales to customers in various foreign countries. Of the total foreign sales, 28 percent were to Asia, 27 percent to Canada, 19 percent to Latin America, 18 percent to Europe and the remainder to Africa and Australia.

HISTORY

The Company's business of manufacturing industrial and petroleum equipment began in 1859 when Robert W. Gardner redesigned the fly-ball governor to provide speed control for steam engines. By 1900, the then Gardner Company had expanded its product line to include steam pumps and vertical high-speed air compressors. In 1927, the Gardner Company merged with Denver Rock Drill, a manufacturer of equipment for oil wells and mining and construction, and became the Gardner-Denver Company. In 1979, the Gardner-Denver Company was acquired by Cooper Industries, Inc. ("Cooper") and operated as 10 unincor-porated divisions. Two of these divisions, the Gardner-Denver Air Compressor Division and the Petroleum Equipment Division, were combined in 1985 to form the Gardner-Denver Industrial Machinery Division (the "Division"). The OPI(R) pump product line was purchased in 1985 and added to the Division. In 1987, Cooper acquired the Sutorbilt(R) and DuroFlow(R) blower product lines and the Joy(R) industrial compressor product line, which were also consolidated into the Division. Effective December 31, 1993, the assets and liabilities of the Division were transferred by Cooper to the Company. On April 15, 1994, the Company was spun-off as an independent company to the shareholders of Cooper.

In 1996, Gardner Denver completed two acquisitions. The first acquisition was NORAMPTCO, Inc., which was renamed Gardner Denver Holdings Inc. ("GDHI").
GDHI designs, manufactures and sells multistage centrifugal blowers and exhausters used in various industrial and wastewater applications. GDHI's products complement the Company's product offering by enabling it to participate in the centrifugal segment of the air and gas handling industry and in niche markets having lower noise requirements.

The second acquisition, TCM Investments, Inc. ("TCM"), is an oil field pump manufacturer. This acquisition extends the Company's well stimulation pump product line, provides a physical presence in the oil field market and allows Gardner Denver to become a sole source supplier of repair parts and remanufacturing services to some of the Company's customers.

MARKETS AND PRODUCTS

Gardner Denver designs, manufactures and markets compressed air products and petroleum products. A description of the particular products manufactured and sold by Gardner Denver in its two industry segments is set forth below.

Compressed Air Products Segment

Gardner Denver designs, manufactures, markets and services a broad line of reciprocating compressors, rotary screw compressors, positive displacement blowers and centrifugal blowers to serve all aspects of the industrial market. Reciprocating compressors range from 5 to 1,000 horsepower and are sold under the Gardner Denver(R) trademark. Rotary screw compressors range from 7.5 to 500 horsepower and are sold under the Gardner Denver(R), Electra-Screw(R), Electra-Saver(R), and Twistair(R) trademarks. Gardner Denver previously sold rotary screw compressors under the Joy(R) trademark until this product line was discontinued in 1994. Blowers are used to produce a high volume of air at low pressures and vacuums. Centrifugal blowers produce a constant level of pressure and varying volumes of air flow. Positive displacement blowers provide a constant volume of air flow at varying levels of pressure. The Company's positive displacement blowers range from 0 to 36 pounds per square inch gauge (PSIG) and 0 to 33,000 cubic feet per minute (CFM) and are sold under the trademarks Gardner Denver(R), Sutorbilt(R), DuroFlow(R) and CycloBlower(R). The Company's multistage centrifugal blowers are sold under the tradename Lamson(TM) and range from 0.5 to 25 PSIG and 100 to 50,000 CFM. Sales of compressed air products by Gardner Denver in 1996 were $188 million, of which approximately 78 percent were to customers in the United States.

Almost all domestic manufacturing plants and industrial facilities, as well as many service industries, utilize air compressors and/or blowers. The largest markets for Gardner Denver's compressor products are durable goods manufacturers; process industries (petroleum, primary metals, pharmaceutical, food and paper); original equipment manufacturers ("OEMs"); manufacturers of carpet cleaning equipment, pneumatic conveying equipment and dry bulk trailers; and wastewater treatment facilities.

Manufacturers of machinery and related equipment use stationary compressors for automated systems, controls, materials handling and special machinery requirements. The petroleum, primary metals, pharmaceutical, food and paper industries require compressed air for process, instrumentation and control, packaging and pneumatic conveying.

Blowers are instrumental to local utilities for aeration in treating industrial and municipal waste. Blowers are also used in service industries, for example, residential carpet cleaning to vacuum moisture from carpets during the shampooing and cleaning process. Blowers are used on trucks that vacuum leaves and debris from street sewers and to unload dry bulk and powder materials such as cement, grain and plastic pellets. Additionally, blowers are used in air separation processes.

Petroleum Products Segment

Gardner Denver designs, manufactures and markets a diverse group of pumps for oil and gas production, well servicing, well stimulation and oil and gas drilling markets. Positive displacement reciprocating pumps are marketed under the Gardner Denver(R), Ajax(R) and OPI(R) trademarks. In late 1994, the Company announced it would no longer manufacture drilling rig components, including drawworks, blocks, rotary tables and swivels, previously sold under the Gardner Denver(R) trademark. Sales of petroleum products in 1996 were $30 million of which approximately 54 percent were to customers in the United States.

Typical applications of Gardner Denver(R) pumps in oil and gas production include oil transfer, salt water disposal, ammine pumping for gas processing, repressurizing, enhanced oil recovery, hydraulic power and other liquid transfer applications. Gardner Denver's production pumps range from 16 to 1000 horsepower and consist of horizontal and vertical designed pumps.

Gardner Denver markets one of the most complete product lines of well servicing pumps. Well servicing operations include repair of downhole pumps and the replacement of tubing or wellhead equipment, general workover service, completions (bringing wells into production after drilling), and elimination or abandonment of wells. Gardner Denver's well servicing products consist of high pressure plunger pumps ranging from 165 to 880 horsepower.

Gardner Denver also manufactures fracturing pumps for well stimulation; duplex pumps for shallow drilling, including water well drilling, seismic drilling, mineral exploration and oil and gas drilling; and mud pumps for drilling rigs. A small portion of Gardner Denver(R) and Ajax(R) pumps are sold for use in industrial applications. Gardner Denver's fracturing pumps range from 25 to 2,400 horsepower.

For financial information over the past three years on the Company's performance by industry segment and the Company's international sales, refer to Note 10 of the Notes to Consolidated Financial Statements included in Gardner Denver's 1996 Annual Report to Stockholders and incorporated herein by reference.

CUSTOMERS AND CUSTOMER SERVICE

Gardner Denver sells its products through independent distributors and sales representatives and directly to OEMs, engineering firms and end users. Gardner Denver uses an employee sales force to service OEM and engineering firm accounts since these typically require more technical assistance, shipment scheduling and product service.

In 1996, approximately 80 percent of Gardner Denver's products were sold through independent distributors and sales representatives, while the remaining 20 percent were sold direct to OEMs, engineering firms and end users. Because a majority of products are marketed through independent distribution, Gardner Denver is committed to developing and supporting its distribution network of over 200 distributors and representatives. Generally, the distributors of Gardner Denver's compressed air products do not handle competing products. Gardner Denver has a Master Distribution Center in Memphis, Tennessee that stocks parts, accessories and small compressor products in order to provide adequate and timely availability. Gardner Denver also provides its distributors with sales and product literature, technical assistance and training programs, advertising and sales promotions, order-entry and tracking systems and an annual restocking program. Gardner Denver participates in major trade shows and has a telemarketing department to generate sales leads and support the distributors' sales staffs.

The Company's distributors maintain an inventory of complete units and parts and provide aftermarket service to end users. There are several hundred field service representatives for Gardner Denver products in the distributor network. Gardner Denver's service personnel and product engineers provide the distributors' service representatives with technical assistance and field training, particularly with respect to installation and repair of equipment.

Gardner Denver also provides aftermarket support through its remanufacturing facility near Indianapolis, Indiana. This operation remanufactures and repairs air ends for rotary screw compressors, blowers and reciprocating compressors.

Outside the United States, Gardner Denver markets its products through a network of sales representatives, as well as distributors and direct sales persons. As a result of the acquisition of GDHI, the Company also operates a blower packaging operation in Europe.

COMPETITION

Over 40 companies manufacture or market industrial air compressors in the United States. Of these, seven suppliers account for more than 80 percent of the domestic compressor market. Gardner Denver's principal competitors in the U.S. compressor market include Ingersoll-Rand, Sullair (a division of Sundstrand Corporation), Roots (a division of Dresser Industries, Inc.), Atlas Copco, Quincy Compressor (a division of Coltec Industries) and CompAir. The principal competitors in the petroleum market include National-Oilwell, Wheatley/Gaso, Continental Emsco, and IRI International. Each of the Company's business segments has a strong reputation and the Company's trademarks are recognized both domestically and internationally.

Demand for air compressors is dependent upon capital spending by manufacturing and process industries, and upon general economic conditions. Demand for petroleum products is tied to the number of working and available rigs and oil and gas prices. The principal competitive factors in all product markets are quality, performance, price and availability. The relative importance of each of these factors varies depending on the specific type of product.

The air compressor market and the petroleum pump market are characterized by mature products, with steady and slow technological advances. Technological trends in the compressor market include development of oil-free air compressors, reduction of noise levels, and advanced control systems to upgrade the flexibility and precision of regulating pressure and capacity. Emerging market niches result from new technologies in plastics extrusion and air separation processes. Trends in the petroleum pump market include development of larger horsepower and lighter weight pumps.

RESEARCH AND DEVELOPMENT

The Company actively engages in a continuing research and development program. The Gardner Denver research and development centers are dedicated to various activities, including new product development, product performance improvement and new product applications.

Gardner Denver's products are designed to satisfy the safety and performance standards set by various industry groups and testing laboratories. Care is exercised throughout the manufacturing and final testing process to ensure that products conform to industry, government and customer specifications.

Gardner Denver has representatives on the American Petroleum Institute's working committee and the Company has relationships with standard enforcement organizations such as Underwriters Laboratories (U.L.), Det Norske Veritas
(DNV) and the Canadian Standard Association (C.S.A.). The Company maintains ISO 9001 certification on the quality systems of manufacturing and design locations, excluding those of the subsidiaries acquired in 1996.

Expenditures for research and development sponsored by the Company were $2.4 million for the year ended December 31, 1996, as compared to $1.3 million in 1995 and $1.0 million in 1994.

MANUFACTURING

Gardner Denver has six manufacturing facilities that conduct a broad variety of processes. At its manufacturing locations, the Company maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures, and uses extensive process automation in its manufacturing operations. Most of the manufacturing facilities utilize computer aided numerical control tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant (cell manufacturing). One operator using cell manufacturing can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing the amount of work-in-process and finished product inventories.

RAW MATERIALS

The primary raw materials used by Gardner Denver are cast iron and steel. Such materials are generally available from a number of suppliers. With one exception, the Company does not currently have long-term contracts with its suppliers of raw materials, but believes that its sources of raw materials are reliable and adequate for its needs. As part of the sale of its foundry in LaGrange, Missouri in December 1995, the Company signed a five-year agreement with the new owner for the supply of cast iron products. The Company has not experienced any significant supply problems in its operations and does not anticipate any significant supply problems in the foreseeable future.

BACKLOG

The Company's backlog was approximately $47 million at December 31, 1996 as compared to approximately $31 million at December 31, 1995 and approximately $33 million at December 31, 1994. This increase in backlog is attributable to the addition of the backlog from the acquisitions. Backlog consists of product orders for which a customer purchase order has been received or communicated and which are scheduled for shipment within 12 months. Since orders may be rescheduled or cancelled, backlog does not necessarily reflect future sales levels.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees than on any individual patent, trademark or copyright. Nevertheless, as part of its ongoing research, development and manufacturing activities, the Company has a policy of seeking appropriate patents concerning new products and product improvements.

Although in the aggregate patents and trademarks are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except for the Gardner Denver(R) trademark. Other important trademarks used by Gardner Denver include DuroFlow(R), Sutorbilt(R), CycloBlower(R), Lamson(TM) and OPI(R). Joy(R) is a registered trademark of Joy Technologies, Inc. Gardner Denver has the right to use the Joy(R) trademark on aftermarket parts until November 2027. The Company's right to use this trademark on air compressors expired in November 1995. Pursuant to trademark license agreements, Cooper has rights to use the Gardner Denver(R) trademark for certain power tools and Gardner Denver has rights to use the Ajax(R) trademark for petroleum pumps. Gardner Denver has registered its trademarks in the countries where it is deemed necessary.

The Company also relies upon trade secret protection for its confidential and proprietary information. The Company routinely enters into confidentiality agreements with its employees. There can be no assurance, however, that others will not independently obtain similar information and techniques or otherwise gain access to the Company's trade secrets or that the Company can effectively protect its trade secrets.

EMPLOYEES

As of March 14, 1997, the Company had approximately 1,154 full-time employees, of which approximately 269 were represented by labor unions. The Company experienced a work stoppage at its Quincy union operating plant in May 1994 that lasted for seven weeks. All issues were settled and a three-year contract was executed. In March 1997, the Company and the union at the Quincy plant executed a five-year contract. In May 1995, prior to its acquisition by Gardner Denver,

NORAMPTCO, Inc. experienced a three week work stoppage at its facility in Syracuse, New York. The Company believes its current relations with employees are good.

ENVIRONMENTAL MATTERS

The Company is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission and discharge of materials into the environment. The Company believes that its existing environmental control procedures are adequate and it has no current plans for substantial capital expenditures in this area. Gardner Denver has an environmental policy that confirms its commitment to a clean environment and to compliance with environmental laws. Gardner Denver has an active environmental management program aimed at compliance with existing environmental regulations and developing methods to eliminate or significantly reduce the generation of pollutants in the manufacturing processes.

The Company has been identified as a potentially responsible party ("PRP") with respect to six sites designated for cleanup under federal "Superfund" or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, Gardner Denver was only a small contributor to four of these waste sites and has received de minimus settlements for their cleanup.

The Company has an accrued liability on its balance sheet to the extent costs are known or can be estimated for its remaining cleanup responsibilities. Based upon consideration of currently available information, the Company does not anticipate any materially adverse effect on its results of operations, financial condition or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs relating to the sites discussed above.

ITEM 2.  PROPERTIES

Gardner Denver has six manufacturing plants, one distribution center, three warehouses, a packaging operation and numerous sales offices. The significant facilities are as follows:

                                                                                    Owned
     Location                    Facility Type                    Sq. Feet        or Leased
     --------                    -------------                    --------        ---------
Quincy, Illinois              Executive Office & Sales             600,000          Owned
                                 Office; Manufacturing -
                                 petroleum products and
                                 reciprocating compressors




Sedalia, Missouri             Manufacturing - rotary               325,000          Owned
                                 compressor products
Syracuse, New York            Manufacturing - centrifugal          250,000          Leased
                                 blower products
Tulsa, Oklahoma               Manufacturing - well                  46,000          Owned
                                 servicing pumps
Tulsa, Oklahoma               Remanufacturing - well                12,500          Owned
                                 servicing pumps
Fishers, Indiana              Remanufacturing -                     60,000          Leased
                                 compressor products
Memphis, Tennessee            Distribution Center                   98,000          Owned
                                 and Warehouse
Oklahoma City, Oklahoma       Sales Office and                       8,000          Owned
                                 Warehouse
Bezons, France                Packaging and Warehouse                6,270          Leased

The Sedalia, Missouri facility was previously leased from the City of Sedalia, Missouri in connection with industrial revenue bond financing. The Company exercised its option to purchase the property at a nominal price when the bonds were repaid in March 1997. The Syracuse, New York facility is leased from the Onondaga County Industrial Development Agency, also in connection with industrial revenue bond financing, and the Company may purchase the property at a nominal price when the bonds are repaid. The Company also owns a 25,000 square foot facility in El Cajon, California, which was acquired as part of the purchase of NORAMPTCO, Inc. This facility is currently idle and offered for sale.

The Company also leases sales office space in various U.S. locations and in three foreign countries (Canada, Singapore and the United Kingdom), and warehouse space in Quincy.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions; all but one of which are of an ordinary or routine nature incidental to the operations of the Company.

On June 23, 1995, the Dresser-Rand Company and Bernard Zimmern (the "Plaintiffs") filed suit in the Circuit Court of the Eighth Judicial Circuit of Adams County Illinois, against Cooper and Gardner Denver, alleging misappropriation of trade secrets and interference with contractual relations in connection with research and development of single screw design technology and its related manufacturing techniques. The suit requests $4.66 million in compensatory damages and an unspecified amount in punitive damages. In 1995, the Plaintiffs' allegation of tortious interference with contractual relations was dismissed by the court due to the expiration of the applicable statute of limitations. In 1996, the court found that attorneys' fees incurred by the Plaintiffs in prior litigation, and requested by the Plaintiffs as compensatory damages in this litigation, were not recoverable. These attorneys' fees constituted a large portion of the damages requested in the

Plaintiffs' complaint. The Plaintiffs have commenced the process to request an appeal to the court's ruling. As part of the spin-off of the Company from Cooper, the Company agreed to indemnify Cooper for losses incurred in this type of lawsuit. Although the extent of the liability, if any, remains unknown, management does not believe the ultimate resolution of this legal action will have a materially adverse impact on the results of operations or the financial condition of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of the stockholders.


                  EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of the Company, their positions with the Company, business history and certain other information, as of March 17, 1997, are set forth below. These officers serve at the pleasure of the Board of Directors.

Name                    Office                                                       Age
----                    ------                                                       ---
Ross J. Centanni        President and Chief Executive Officer                        51
J. Dennis Shull         Vice President, Sales and Marketing                          48
Philip R. Roth          Vice President, Finance and Chief Financial Officer          46
Roger A. Finnamore      Vice President, Engineering and Quality Assurance            52
Steven M. Krivacek      Vice President, Human Resources                              48
Helen W. Cornell        Vice President, Corporate Secretary and Treasurer            38

Ross J. Centanni, age 51, has been President and Chief Executive Officer and a director of Gardner Denver since its incorporation in November 1993. Prior to Gardner Denver's spin-off from Cooper, he was Vice President and General Manager of the Division, where he also served as Director of Marketing from August 1985 to June 1990. Mr. Centanni was Director of Corporate Planning for Cooper from August 1981 until joining the Division in 1985. He has a B.S. degree in industrial technology and an M.B.A. degree from Louisiana State University. Mr. Centanni is a director of Boatmen's Bank of Quincy, Illinois and Denman Services, Inc., a privately held supplier of medical products.

J. Dennis Shull, age 48, has been Vice President, Sales and Marketing of the Company since its incorporation in November 1993. From August 1990 until November 1993, Mr. Shull was the Director of Marketing for the Division, and from March 1989 until August 1990 he was the Division's National Sales Manager. From 1975 through March 1989, he held various sales and marketing positions with Gardner Denver. Mr. Shull has a B.S. degree in business from Northeast Missouri State University and an M.A. in business from Webster University.

Philip R. Roth, age 46, joined the Company as Vice President, Finance and Chief Financial Officer in May 1996. Prior to joining Gardner Denver, Mr. Roth was employed by Emerson Electric Co. for fifteen years, most recently as the Vice President, Finance and Chief Financial Officer of the Wiegand Industrial Division. Mr. Roth, a Certified Public Accountant, received his B.S. degree in Business Administration from the University of Missouri and an MBA from the Olin School of Business at Washington University.

Roger A. Finnamore, age 52, has been Vice President, Engineering and Quality Assurance for Gardner Denver since March 1995. Mr. Finnamore previously served the Company as Director of Engineering and Quality Assurance from June 1991 until his promotion. He served as Director of Manufacturing for the Division from 1985 until 1991. Mr. Finnamore holds a B.S. degree in electrical engineering from the University of New Brunswick and is a graduate of the General Electric Manufacturing Management Program.

Steven M. Krivacek, age 48, has been Vice President, Human Resources for Gardner Denver since March 1995. He previously served the Company as Director of Human Resources from 1986 until his promotion. Mr. Krivacek has a B.A. in economics from California State College and an M.A. in industrial relations from St. Francis College.

Helen W. Cornell, age 38, has been Vice President, Corporate Secretary and Treasurer of the Company since April 1996. She served the Company as Vice President, Corporate Secretary and Assistant Treasurer from March 1995 until April 1996 and as Corporate Secretary and Assistant Treasurer from November 1993 until March 1995. Ms. Cornell was Manager of Financial Planning and Analysis for the Division from May 1988 to November 1993. She holds a B.S. degree in accounting from the University of Kentucky and an M.B.A. from Vanderbilt University. She is a Certified Public Accountant and a Certified Management Accountant.


                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Refer to "Stock Information" and "Dividends", contained on page 36 of Gardner Denver's 1996 Annual Report to Stockholders, and hereby incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA

     Refer to "Financial History", contained on page 11 of Gardner Denver's 1996 Annual Report to Stockholders, and hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Refer to "Management's Discussion and Analysis", contained on pages 12 through 17 of Gardner Denver's 1996 Annual Report to Stockholders, and hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to "Report of Independent Public Accountants" and "Consolidated Financial Statements and Notes", contained on pages 19 through 35 of Gardner Denver's 1996 Annual Report to Stockholders, and hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors contained under "Election of Directors", "Nominees for Election", and "Directors Whose Terms of Office Will Continue After the Meeting" contained on pages 2 and 3 of the Gardner Denver Proxy Statement, dated March 26, 1997, is hereby incorporated herein by reference. Information concerning the Company's executive officers is contained in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information related to executive compensation contained under "Committees, Compensation and Governance of the Board of Directors" on pages 4 and 5, "Executive Management Compensation" on pages 8 and 9 and "Employee and Executive Benefit Plans" contained on pages 12 through 14 of the Gardner Denver Proxy Statement, dated March 26, 1997, is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under "Security Ownership of Management and Certain Beneficial Owners" contained on pages 6 and 7 of the Gardner Denver Proxy Statement, dated March 26, 1997, is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Alan E. Riedel, Chairman of the Board of Directors of the Company, currently is of counsel to Squire, Sanders and Dempsey L.L.P., which provided legal services to the Company during 1996 and continues to render such services to the Company.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Annual Report
     ---------------------------------------------

     1. Financial Statements and the related report of independent public accountants are incorporated by reference to the pages shown below in Gardner Denver's 1996 Annual Report to Stockholders.

                                                                 Page No.
                                                                 --------

         Report of Independent Public Accountants                     19

         Gardner Denver Machinery Inc. and Subsidiaries

         Consolidated Statement of Operations for Each of the
         Three Years in the Period Ended December 31, 1996            20

         Consolidated Balance Sheets as of
         December 31, 1996 and December 31, 1995                      21

         Consolidated Statement of Stockholders' Equity for
         Each of the Three Years in the Period Ended
         December 31, 1996                                            22

         Consolidated Statement of Cash Flows for Each of the
         Three Years in the Period Ended December 31, 1996            23

         Notes to Consolidated Financial Statements                24-35

      The financial statement schedules listed below should be read in conjunction with the financial statements listed above. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes hereto.

     2.  Schedules
         ---------

         Report of Arthur Andersen LLP                               S-1

         Schedule II - Valuation and Qualifying Accounts             S-2

     3.  Exhibits
         --------

         2.1 Stock Purchase Agreement, dated as of July 11, 1996, among Gardner Denver Machinery Inc., Jacques Lepage, Suzanne Lepage, Anne Lepage and Arthur Lepage, filed as Exhibit 2.0 to Gardner Denver Machinery Inc.'s Current Report on Form 8-K, dated August 9, 1996, as amended, and incorporated herein by reference.

         2.2 Stock Purchase Agreement, dated as of August 10, 1996, among Gardner Denver Machinery Inc., TCM Investments, Inc. and the Holders of all the Issued and Outstanding Common Stock and Options to Acquire Common Stock of TCM Investments, Inc., filed as Exhibit 2.2 to Gardner Denver Machinery Inc.'s Quarterly Report on Form 10-Q, dated November 14, 1996, and incorporated herein by reference.

         3.1 Certificate of Incorporation of Gardner Denver Machinery Inc., dated as of November 17, 1993, filed as Exhibit 3.1 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

         3.2     ByLaws of Gardner Denver Machinery Inc., filed as
                 Exhibit 3.2 to Gardner Denver Machinery Inc.'s Registration Statement in Form 10, effective on March 31, 1994, and incorporated herein by reference.

         4.1 Rights Agreement dated as of January 18, 1995, between Gardner Denver Machinery Inc. and First Chicago Trust Company of New York as Rights Agent, filed as Exhibit 4 to Form 8-K, dated January 18, 1995, and incorporated herein by reference.

         4.2 Note Purchase Agreement, dated as of September 26, 1996, filed as Exhibit 4.0 to Gardner Denver Machinery Inc.'s Quarterly Report on Form 10-Q, dated November 14, 1996, and incorporated herein by reference.

        10.1 Asset Transfer Agreement, by and between Cooper Industries, Inc. and Gardner Denver Machinery Inc., with schedules and exhibits thereto, filed as Exhibit 10.2 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

        10.2 Distribution Agreement by and between Cooper Industries, Inc. and Gardner Denver Machinery Inc., filed as Exhibit 10.1 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

        10.3<F*> Gardner Denver Machinery Inc. Long-Term Stock Incentive Plan, as amended.

        10.4<F*> Gardner Denver Machinery Inc. Employee Stock Purchase Plan filed as Exhibit 10.8 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

        10.5<F*> Gardner Denver Machinery Inc. Supplemental Excess Defined
                 Benefit Plan filed as Exhibit 10.9 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

        10.6<F*> Gardner Denver Machinery Inc. Supplemental Excess Defined
                 Contribution Plan, filed as Exhibit 10.10 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

        10.7<F*> Form of Indemnification Agreements entered into between Gardner Denver Machinery Inc. and each of its directors and executive officers, filed as Exhibit 10.11 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

        10.8<F*> Form of Management Continuity Agreement between Gardner Denver
                 Machinery Inc. and each of its executive officers, filed as
                 Exhibit 10.12 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

        10.9 Administrative Services Agreement for Retiree Life Insurance Program between Gardner Denver Machinery Inc. and Cooper Industries, Inc., filed as Exhibit 10.13 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

        10.10 Trademark License Agreements by and between Gardner Denver Machinery Inc. and Cooper Industries, Inc. for the Gardner Denver(R) and Ajax(R) trademarks, filed as Exhibits 10.3 and
                 10.4 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

        10.11 Foreign Services Agreements by and between certain subsidiaries of Gardner Denver Machinery Inc. and certain subsidiaries of Cooper Industries, Inc., filed as Exhibit 10.5 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

        10.12 Credit Agreement, dated as of November 30, 1995, among Gardner Denver Machinery Inc., The First National Bank of Chicago and the lenders named therein, with exhibits thereto, filed as Exhibit 10.15 to Gardner Denver Machinery's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

        10.13 First Amendment, dated as of September 10, 1996, to the Credit Agreement, dated as of November 30, 1995, filed as Exhibit 10.0 to Gardner Denver Machinery Inc.'s Quarterly Report on Form 10-Q, dated November 14, 1996, and incorporated herein by reference.

        11.0     Statement regarding computation of per share earnings.

        13.0 The following portions of the Gardner Denver Machinery Inc. 1996 Annual Report to Stockholders.
                                                                       Page No.
                                                                       --------

                     Financial History                                     11
                     Management's Discussion and Analysis               12-17
                     Report of Independent Public Accountants              19
                     Consolidated Statement of Operations                  20
                     Consolidated Balance Sheet                            21
                     Consolidated Statement of Stockholders' Equity        22
                     Consolidated Statement of Cash Flows                  23
                     Notes to Consolidated Financial Statements         24-35
                     Stock Information                                     36
                     Dividends                                             36

        21.0     Subsidiaries of Gardner Denver Machinery Inc.

        23.0     Consent of Arthur Andersen LLP.

        24.0 Powers of Attorney from members of the Board of Directors of Gardner Denver Machinery Inc.

        27.0     Financial Data Schedule.

[FN]
     <F*> Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.
     -------------------

         On October 23, 1996, the Company filed an amended Current Report on Form 8-K/A, dated August 9, 1996, related to its acquisition of NORAMPTCO, Inc. during the fourth quarter of 1996. This Form
         8-K/A included a description of the acquisition (Item 2), the audited financial statements for NORAMPTCO, Inc. for the fiscal year ended January 31, 1996, in accordance with Rule 3.05 of Regulation S-X (Item 7), and pro forma financial information prepared pursuant to Article 11 of Regulation S-X (Item 7).

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GARDNER DENVER MACHINERY INC.



                                         By /s/Ross J. Centanni
                                            ---------------------------------
                                            Name:  Ross J. Centanni
                                            Title: President and CEO

Date:          March 27, 1997
      ----------------------------------


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

           Signature                                                  Title                        Date
           ---------                                                  -----                        ----
/s/Ross J. Centanni                                           President and CEO,                March 27, 1997
--------------------------------------------------            (Principal Executive Officer)
(Ross J. Centanni)                                            and Director

/s/Philip R. Roth                                             Vice President, Finance and CFO   March 27, 1997
---------------------------------------------------           (Principal Financial and
(Philip R. Roth)                                              Accounting Officer)

<F*>Alan E. Riedel                                            Chairman of the                   March 27, 1997
(Alan E. Riedel)                                              Board of Directors


<F*>Donald G. Barger, Jr.                                     Director                          March 27, 1997
(Donald G. Barger, Jr.)


<F*>Thomas M. McKenna                                         Director                          March 27, 1997
(Thomas M. McKenna)


<F*>Michael J. Sebastian                                      Director                          March 27, 1997
(Michael J. Sebastian)

<F*>By /s/Helen W. Cornell
       ------------------------------------
        (Helen W. Cornell, as Attorney-In-Fact
        for each of the persons indicated)

                                                                         Page 18

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Gardner Denver Machinery Inc.

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Gardner Denver Machinery Inc's. 1996 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole.
Schedule II included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


St. Louis, Missouri
February 5, 1997

                                     GARDNER DENVER MACHINERY INC.
                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                     FOR THE YEAR ENDED DECEMBER 31,
                                        (dollars in thousands)
                                        BALANCE AT      CHARGED TO       CHARGED TO                BALANCE AT
                                       BEGINNING OF      COSTS AND         OTHER                     END OF
        DESCRIPTION                        YEAR          EXPENSES         ACCOUNTS    DEDUCTIONS      YEAR
        -----------                    ------------     ----------       ----------   ----------   ----------
1996
----

Allowance for doubtful accounts          $ 2,405          $  231            $394       $   (95)      $ 2,935
Allowance for obsolete and slow-           7,606           1,938             165          (619)        9,090
     moving inventory

1995
----

Allowance for doubtful accounts            2,404             584                          (583)        2,405
Allowance for obsolete and slow-           6,110           2,441                          (945)        7,606
     moving inventory

1994
----

Allowance for doubtful accounts              106           2,512                          (214)        2,404
Allowance for obsolete and slow-          11,168                                        (5,058)        6,110
     moving inventory

                   GARDNER DENVER MACHINERY INC.
                           EXHIBIT INDEX
                                                                                               SEQUENTIALLY
EXHIBIT                                                                                          NUMBERED
NO.                              DESCRIPTION                                                      PAGES
2.1       Stock Purchase Agreement, dated as of July 11, 1996, among Gardner
          Denver Machinery Inc., Jacques Lepage, Suzanne Lepage, Anne Lepage and Arthur
          Lepage, filed as Exhibit 2.0 to Gardner Denver Machinery Inc.'s Current
          Report on Form 8-K, dated August 9, 1996, as amended, and incorporated herein by reference.

2.2       Stock Purchase Agreement, dated as of August 10, 1996, among Gardner
          Denver Machinery Inc., TCM Investments, Inc. and the Holders of all the
          Issued and Outstanding Common Stock and Options to Acquire Common Stock of
          TCM Investments, Inc., filed as Exhibit 2.2 to Gardner Denver Machinery
          Inc.'s Quarterly Report on Form 10-Q, dated November 14, 1996, and incorporated herein by reference.

3.1       Certificate of Incorporation of Gardner Denver Machinery Inc., dated as of November 17, 1993, filed as Exhibit 3.1 to Gardner Denver Machinery
          Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

3.2       ByLaws of Gardner Denver Machinery Inc., filed as Exhibit 3.2 to Gardner
          Denver Machinery Inc.'s Registration Statement in Form 10, effective on
          March 31, 1994, and incorporated herein by reference.

4.1       Rights Agreement dated as of January 18, 1995, between Gardner Denver
          Machinery Inc. and First Chicago Trust Company of New York as Rights Agent,
          filed as Exhibit 4 to Form 8-K, dated January 18, 1995, and incorporated herein by reference.

4.2       Note Purchase Agreement, dated as of September 26, 1996, filed as
          Exhibit 4.0 to Gardner Denver Machinery Inc.'s Quarterly Report on Form
          10-Q, dated November 14, 1996, and incorporated herein by reference.

10.1      Asset Transfer Agreement, by and between Cooper Industries, Inc. and
          Gardner Denver Machinery Inc., with schedules and exhibits thereto, filed as Exhibit 10.2 to Gardner Denver Machinery Inc.'s Registration Statement on
          Form 10, effective on March 31, 1994, and incorporated herein by reference.

10.2      Distribution Agreement by and between Cooper Industries, Inc. and
          Gardner Denver Machinery Inc., filed as Exhibit 10.1 to Gardner Denver
          Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.




10.3<F*> Gardner Denver Machinery Inc. Long-Term Stock Incentive Plan, as amended.

10.4<F*>  Gardner Denver Machinery Inc. Employee Stock Purchase Plan filed as
          Exhibit 10.8 to Gardner Denver Machinery Inc.'s Registration Statement on
          Form 10, effective on March 31, 1994, and incorporated herein by reference.

10.5<F*>  Gardner Denver Machinery Inc. Supplemental Excess Defined Benefit Plan
          filed as Exhibit 10.9 to Gardner Denver Machinery Inc.'s Registration
          Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

10.6<F*>  Gardner Denver Machinery Inc. Supplemental Excess Defined Contribution
          Plan, filed as Exhibit 10.10 to Gardner Denver Machinery Inc.'s Registration
          Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

10.7<F*>  Form of Indemnification Agreement entered into between Gardner Denver
          Machinery Inc. and each of its directors and executive officers, filed as
          Exhibit 10.11 to Gardner Denver Machinery Inc.'s Registration Statement on
          Form 10, effective on March 31, 1994, and incorporated herein by reference.

10.8<F*>  Form of Management Continuity Agreement between Gardner Denver Machinery
          Inc. and each of its executive officers, filed as Exhibit 10.12 to Gardner
          Denver Machinery Inc.'s Registration Statement on Form 10, effective on
          March 31, 1994, and incorporated herein by reference.

10.9      Administrative Services Agreement for Retiree Life Insurance Program
          between Gardner Denver Machinery Inc. and Cooper Industries, Inc., filed as
          Exhibit 10.13 to Gardner Denver Machinery Inc.'s Registration Statement on
          Form 10, effective on March 31, 1994, and incorporated herein by reference.

10.10     Trademark License Agreements by and between Gardner Denver Machinery
          Inc. and Cooper Industries, Inc. for the Gardner Denver(R) and Ajax(R)
          trademarks, filed as Exhibits 10.3 and 10.4 to Gardner Denver Machinery
          Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

10.11     Foreign Services Agreements by and between certain subsidiaries of
          Gardner Denver Machinery Inc. and certain subsidiaries of Cooper Industries,
          Inc., filed as Exhibit 10.5 to Gardner Denver Machinery Inc.'s
          Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.




10.12     Credit Agreement, dated as of November 30, 1995, among Gardner Denver
          Machinery Inc., The First National Bank of Chicago and the lenders named therein, with exhibits thereto, filed as Exhibit 10.15 to Gardner Denver
          Machinery's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

10.13     First Amendment, dated as of September 10, 1996, to the Credit
          Agreement, dated as of November 30, 1995, filed as Exhibit 10.0 to Gardner
          Denver Machinery Inc.'s Quarterly Report on Form 10-Q, dated November 14,
          1996, and incorporated herein by reference.

11.0      Statement regarding computation of per share earnings.

13.0      The following portions of the Gardner Denver Machinery Inc. 1996 Annual
          Report to Stockholders.
                                                                        Page No.
                                                                        --------

            Financial History                                               11
            Management's Discussion and Analysis                         12-17
            Report of Independent Public Accountants                        19
            Consolidated Statement of Operations                            20
            Consolidated Balance Sheet                                      21
            Consolidated Statement of Stockholders' Equity                  22
            Consolidated Statement of Cash Flows                            23
            Notes to Consolidated Financial Statements                   24-35
            Stock Information                                               36
            Dividends                                                       36

21.0      Subsidiaries of Gardner Denver Machinery Inc.

23.0      Consent of Arthur Andersen LLP.

24.0      Powers of Attorney from members of the Board of Directors of Gardner
          Denver Machinery Inc.

27.0      Financial Data Schedule.

          <F*> Indicates management contract or compensatory plan or arrangement.