Form 10-Q
period 1997-03-31
GARDNER DENVER MACHINERY INC
filed 1997-05-13
CIK 916459

                               FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

      Yes      X        No
          -----------      ----------

      Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 7, 1997: 10,018,024 shares.

==============================================================================

                               PART I
                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           GARDNER DENVER MACHINERY INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                  (dollars in thousands, except per share amounts)
                                       (Unaudited)
                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                     1997           1996
                                                   ---------      ---------
Revenues                                             $66,075        $48,569

Costs and expenses:
  Cost of sales (excluding depreciation
    and amortization)                                 44,453         33,556
  Depreciation and amortization                        2,260          1,887
  Selling and administrative expenses                  9,361          6,097
  Interest expense                                       977            594
                                                   ---------      ---------

Income before income taxes                             9,024          6,435
Provision for income taxes                             3,700          2,574
                                                   ---------      ---------

Net income                                            $5,324         $3,861
                                                   =========      =========

Earnings per share                                     $0.51          $0.39
                                                   =========      =========

------------------

        The accompanying notes are an integral part of this statement.

                                              GARDNER DENVER MACHINERY INC.
                                               CONSOLIDATED BALANCE SHEET
                                     (dollars in thousands, except per share amounts)
                                                                                     (Unaudited)
                                                                                       MARCH 31,        DECEMBER 31,
                                                                                         1997              1996
                                                                                      ----------       -------------
                    ASSETS
Current Assets:
     Cash and equivalents                                                               $  4,860          $  8,610
     Receivables, net                                                                     54,864            47,547
     Inventories, net                                                                     47,785            47,882
     Deferred income taxes                                                                 3,812             2,910
     Other                                                                                 1,514             2,186
                                                                                      ----------        ----------
          Total current assets                                                           112,835           109,135
                                                                                      ----------        ----------

Plant and equipment, net                                                                  32,872            33,710
Intangibles, net                                                                          69,767            70,304
Deferred income taxes                                                                     18,335            18,437
Other assets                                                                               4,107             4,170
                                                                                      ----------        ----------
          Total assets                                                                  $237,916          $235,756
                                                                                      ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                               $    635          $    932
     Accounts payable and accrued liabilities                                             51,831            48,348
                                                                                      ----------        ----------
          Total current liabilities                                                       52,466            49,280
                                                                                      ----------        ----------

Long-term debt, less current maturities                                                   48,998            55,069
Postretirement benefits other than pensions                                               55,837            56,662
Other long-term liabilities                                                                  680               627
                                                                                      ----------        ----------
          Total liabilities                                                              157,981           161,638
                                                                                      ----------        ----------

Stockholders' equity:
   Common stock, $.01 par value; 50,000,000 shares
          authorized; 9,951,689 shares issued and
          outstanding at March 31, 1997                                                       99                99
    Capital in excess of par value                                                       135,735           135,161
    Retained deficit                                                                     (55,759)          (61,083)
    Cumulative translation adjustment                                                       (140)              (59)
                                                                                      ----------        ----------
    Total stockholders' equity                                                            79,935            74,118
                                                                                      ----------        ----------
          Total liabilities and stockholders' equity                                    $237,916          $235,756
                                                                                      ==========        ==========



                The accompanying notes are an integral part of this statement.


                                               GARDNER DENVER MACHINERY INC.
                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (dollars in thousands)
                                                       (Unaudited)
                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          ----------------------------
                                                                           1997                  1996
                                                                          ------                ------
Cash flows from operating activities:
    Net income                                                            $5,324                $3,861
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation                                                       1,497                 1,343
        Amortization                                                         763                   544
        Stock issued for employee benefit plans                              355                   287
        Deferred income taxes                                               (800)               (1,260)
    Changes in assets and liabilities:
        Receivables, net                                                  (7,317)                2,445
        Inventories, net                                                      97                 2,623
        Accounts payable and accrued liabilities                           3,483                 2,274
        Other assets and liabilities, net                                     37                   (86)
                                                                        --------              --------
            Net cash provided by operating activities                      3,439                12,031
                                                                        --------              --------

Cash flows from investing activities:
   Capital expenditures                                                   (1,040)                 (533)
   Investment in and advances to affiliates                                  -                    (236)
                                                                        --------              --------
            Net cash used for investing activities                        (1,040)                 (769)
                                                                        --------              --------
Cash flows from financing activities:
   Principal payments on long-term debt                                   (6,368)               (5,358)
   Proceeds from stock options                                               219                   267
                                                                        --------              --------
            Net cash used for financing activities                        (6,149)               (5,091)
                                                                        --------              --------

(Decrease) increase in cash and equivalents                               (3,750)                6,171
                                                                        --------              --------
Cash and equivalents, beginning of period                                  8,610                 1,869
                                                                        --------              --------
Cash and equivalents, end of period                                       $4,860                $8,040
                                                                        ========              ========




        The accompanying notes are an integral part of this statement.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation. The accompanying financial statements include the accounts of Gardner Denver Machinery Inc. ("Gardner Denver" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Investments in entities in which the Company has twenty to fifty percent ownership are accounted for by the equity method.

Certain prior year amounts have been reclassified to conform with the current year presentation.

All shares of common stock and per share amounts have been adjusted to give retroactive effect to a two-for-one stock split effected in the form of a stock dividend distributed on January 15, 1997 to stockholders of record at the close of business on December 27, 1996.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 contained in the Company's 1996 Annual Report to Stockholders.

NOTE 2.  INCOME TAXES.

In the first three months of 1997 and 1996, the Company paid $1.0 million and $0.2 million, respectively to the various taxing authorities and recognized $3.7 million and $2.6 million, respectively in income tax expense. In addition, during the first quarter of 1996, the Company received $2.3 million in tax refunds from an overpayment of federal income taxes in the fourth quarter of 1995.

NOTE 3.  INVENTORIES.
                                                                          March 31,             December 31,
                                                                            1997                    1996
                                                                        -----------             ------------
Raw materials                                                           $     8,047             $     7,787
Work-in-process                                                              10,181                   8,676
Finished goods, including parts
  and subassemblies                                                          47,997                  49,408
Perishable tooling and supplies                                               2,644                   2,644
                                                                        -----------             -----------
                                                                             68,869                  68,515
Excess of current standard costs
  over LIFO costs                                                           (11,499)                (11,543)
Allowance for obsolete and slow-
  moving inventory                                                           (9,585)                ( 9,090)
                                                                        -----------             -----------
     Total inventories, net                                             $    47,785             $    47,882
                                                                        ===========             ===========

NOTE 4.  LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS.

Long-term debt at March 31, 1997 consisted of certain industrial revenue bonds and other notes and credit facilities due between 1999 and 2006. In September 1996, the Company entered into an unsecured senior note agreement for $35 million. This debt has a ten-year final, seven-year average maturity with principal payments beginning in 2000. In November 1995, the Company refinanced its existing bank debt with an unsecured three-year revolving loan with the option of two one-year extensions. On September 30, 1996, the Company requested, and its lenders agreed to, the first such extension. The total credit line available on the revolving loan is $65 million, of which $53 million remained available for additional borrowings or to issue as letters of credit at March 31, 1997. The revolving loan will mature on November 30, 1999. Maturities of long-term debt for the five years subsequent to March 31, 1997 are $0.6 million for 1998; $0.7 million for 1999; $12.6 million for 2000; $5.5 million for 2001; and $5.2 million for 2002.

Total interest expense during the first three months of 1997 and 1996 totaled $1.0 and $0.6 million respectively. Interest paid for the first three months of 1997 totaled $1.5 million, while the interest paid for the first three months of 1996 was not materially different from the amount expensed.

NOTE 5.  EARNINGS PER SHARE.

Earnings per share for the three-month period ended March 31, 1997 was calculated based on 10,452,164 weighted average shares outstanding, while earnings per share for the three-month period ended March 31, 1996 was calculated based on 10,021,922 weighted average shares outstanding, in each case adjusted for the stock split effected on January 15, 1997.

NOTE 6.  INTEREST RATE SWAP AGREEMENTS.

At March 31, 1997, the Company had two interest rate swap agreements with a commercial bank (the "Counter Party") outstanding, having a cumulative notional principal amount of $30 million. The swaps provide an average fixed LIBOR rate of 6%. Both interest rate swaps terminate in November 1997 but the Counter Party has an option to extend one agreement for an additional year. The Company is exposed to credit loss in the event of nonperformance by the Counter Party to the interest rate swap agreements. However, the Company does not anticipate such nonperformance.

NOTE 7.  ACQUISITIONS.

On August 9, 1996, the Company purchased 100% of the issued and outstanding stock of NORAMPTCO, Inc. (which has been renamed Gardner Denver Holdings Inc.) for $26.8 million. The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in cost in excess of net assets acquired of $26.4 million, which is being amortized over 40 years using the straight-line method.

The following presents the unaudited pro forma consolidated results of operations as if this acquisition had occurred at January 1, 1996. The results are not necessarily indicative of what would have occurred had this transaction been consummated as of the beginning of the period presented or of future operations of the consolidated companies. The Company's pro forma results of operations for the three months ended March 31, 1996 were: revenues of $58.4 million, income before income taxes of $7.1 million, net income of $4.2 million and earnings per share of $0.42.

On August 14, 1996, the Company purchased 100% of the issued and outstanding stock of TCM Investments, Inc. ("TCM") for $7.2 million. The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in cost in excess of net assets acquired of $4.1 million, which is being amortized over 40 years using the straight-line method.

Both acquisitions have been accounted for by the purchase method, and accordingly, the results of operations of NORAMPTCO and TCM are included in the Company's Consolidated Statement of Operations from the dates of acquisition. Certain estimates of fair market value of assets received and liabilities assumed were made with adjustments to each separate company's historical financial statements. These adjustments included estimates of various expenditures planned by management totaling $6.2 million to fully integrate the acquisitions into Gardner Denver's operations. These estimates and adjustments have not yet been finalized.

NOTE 8.  NEW ACCOUNTING STANDARDS.

The Financial Accounting Standards Board has issued SFAS No. 128, Earnings Per Share, which becomes effective for periods ending after December 15, 1997.
The Standard requires certain changes in the method of calculation and disclosures of earnings per share. For a discussion of the expected impact on the Company's financial statements, see "New Accounting Standards" in Item 2,

Management's Discussion and Analysis of Financial Condition and Results of Operations in this Document.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

Revenues

For the three months ended March 31, 1997, revenues increased $17.5 million (36.0%) to $66.1 million, compared to $48.6 million in the same period of 1996. Approximately $14.5 million of this increase is attributable to the acquisitions of NORAMPTCO and TCM, which the Company completed in August 1996. Excluding acquisitions, revenues in the first quarter of 1997 increased approximately $3.0 million (6.2%) over the same period in 1996.

Revenues for the Compressed Air Products segment increased to $52.4 million (21.0%) in the first quarter of 1997 from $43.3 million in the same period of 1996, as a result of the NORAMPTCO acquisition. Excluding the acquisition, compressor product revenues decreased $1.4 million (3.2%) due to the historically irregular timing of specially-engineered reciprocating compressor package shipments. Compared to the same period in 1996, revenues of other compressor product lines increased slightly in the first quarter of 1997. Petroleum Products segment revenues were $13.7 million for the three months ended March 31, 1997, which included $4.0 million from the TCM acquisition. Excluding the acquisition, petroleum products revenues increased approximately 83.0% to $9.7 million for 1997 from $5.3 million for the comparable period of 1996, as a result of the increase in drilling activity.

Compared to the fourth quarter of 1996, the Company's revenues increased $2.1 million in the three-month period ending March 31, 1997. Petroleum Products segment revenues increased $3.9 million (39.8%) in the first quarter of 1997, compared to the fourth quarter of 1996, due to continued growth in oil and gas drilling activity. This increase was partially offset by lower Compressed Air Products segment revenues, as a result of the timing of specially-engineered reciprocating compressor package shipments. Excluding reciprocating compressor package shipments, revenues of compressor products increased approximately 5% in the first quarter of 1997, compared to the fourth quarter of 1996.

Costs and Expenses

Gross margins (defined as revenues less cost of sales excluding depreciation and amortization) for the three-month period of 1997 increased $6.6 million (44.0%) to $21.6 million from $15.0 million in the same period of 1996. The increase in gross margin was primarily attributable to increased volume, with some improvement resulting from cost reduction efforts, such as manufacturing process improvements, and price increases for petroleum products. Gross margin as a percentage of revenues improved to 32.7% in the three month period of 1997 from 30.9% in the same period of 1996. The NORAMPTCO acquisition enhanced the gross margin percentage since its products are sold by commissioned sales representatives rather than through distributors who resell to the end user, resulting in higher markups. These markups are offset by higher sales commissions included in selling and administrative expenses. Excluding the effect of the acquisitions, gross margin as a percentage of revenues improved to 31.8%. This improvement in margin rate is due to the cost reductions and price increases for petroleum products discussed previously.

Depreciation and amortization increased 19.8% to $2.3 million in the three months ending March 31, 1997, compared with $1.9 million for the same period of 1996. The increase in depreciation and amortization expense was due to the acquisitions, partially offset by reductions as assets become fully depreciated. For the three-month periods, depreciation and amortization expense as a percentage of revenues decreased to 3.4% in 1997 from 3.9% in 1996 as a result of the revenue increases.

Selling and administrative expenses increased in the first three months of 1997 by $3.3 million (54.1%) to $9.4 million from $6.1 million for the same period of 1996. As a percentage of revenues, selling and administrative expenses for the quarter increased to 14.2% in 1997 from 12.6% in 1996. Approximately $2.1 million of the increase is attributable to the newly acquired operations. The increases are also due to higher manpower levels, since the Company operated with several employment openings in the previous year, and increased travel, training and purchased services.

Interest expense increased $0.4 million (66.7%) to $1.0 million for the three-month period of 1997 compared to the same period of 1996. The increase was due to incremental debt incurred for the acquisitions and higher average interest rates. The average interest rate for the three month period of 1997 was 7.4% compared to 6.7% for the same period in 1996. The higher interest rate is primarily due to the $35 million senior note issued in September 1996 at a fixed rate of approximately 7.3% and the assumption of a fixed rate industrial development bond as part of one of the acquisitions. See Note 4 of the Notes to Financial Statements contained in this document for further information on the Company's borrowing arrangements.

Income before income taxes improved $2.6 million (40.6%) for the three months ended March 31, 1997, compared to the same period of 1996. Approximately $1.7 million of this increase is attributable to the acquisitions, net of interest expense on debt incurred to complete the acquisitions. The remaining $0.9 million increase is primarily a result of incremental revenues, improved gross margin and lower interest expense (excluding debt related to the acquisitions) in 1997 compared to the previous year.

The provision for income taxes for the first quarter of 1997 was generally proportionate to the increase in income before taxes. The Company's effective tax rate increased to 41% in 1997 from 40% for the same period in 1996. The increased tax rate is primarily due to nondeductible goodwill amortization resulting from the acquisitions.

Net income was $5.3 million ($0.51 per share) for the three months ended March 31, 1997 a $1.4 million increase (35.9%) compared to net income of $3.9 million ($0.39 per share) for the same period in 1996, for the reasons discussed previously. In 1997, net income included approximately

$1.0 million after tax ($0.10 per share) from acquisitions. Compared to the fourth quarter of 1996, net income declined $0.3 million from $5.6 million.
Net income in the fourth quarter of 1996 included $1.2 million from the liquidation of LIFO inventory layers carried at lower costs prevailing in prior years, which is not recognized until the inventory reduction is assured (usually at year-end). Excluding the impact from the LIFO liquidation, net income increased $0.9 million from the fourth quarter of 1996 due to the increased revenues and gross margin discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

Operating Working Capital

During the three months ended March 31, 1997, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $3.7 million to $50.8 million. Receivables increased $7.3 million since the end of 1996, due to the higher revenues in the first quarter of 1997 compared to the fourth quarter of 1996 and due to the timing of the sales within the first quarter of 1997.

Inventories declined slightly to $47.8 million, with reductions in petroleum inventory offset by temporary increases in compressor inventory. The increased compressor inventory resulted from purchases for specially-engineered reciprocating compressor packages due to ship later in the year, and increased finished goods inventory to enhance responsiveness to customer demand. The $3.5 million increase in accounts payable and accrued liabilities resulted from increased capital expenditures, expenses and compressor inventory.

Cash Flows

During the three months ended March 31, 1997, the Company generated cash flows from operations totaling $3.4 million, a decrease of $8.6 million (71.7%) over the comparable period in 1996. This decline was primarily the result of the increase in the receivables compared to a decrease in the same period in the previous year and the lower inventory reduction, partially offset by increased net income and current liabilities discussed previously. The cash flows enabled the Company to expend $1.0 million on capital expenditures and repay $6.4 million of long-term debt, resulting in a decrease in the cash balance of $3.8 million.

Capital Expenditures and Commitments

Capital projects to increase manufacturing efficiency and operating flexibility, expand production capacity and improve management information systems and product quality resulted in expenditures of $1.0 million in the first three months of 1997, which was $0.5 million higher than the level of capital expenditures in the comparable period in 1996. Most of the increase was due to expenditures made for the implementation of a new integrated management information system. Commitments for capital expenditures at March 31, 1997 totaled $6.4 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 1997 will approximate $10 to $12 million.

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued SFAS No. 128, Earnings per Share, which becomes effective for periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). The statement simplifies the standards for computing EPS previously found in APB Opinion 15, and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement, along with various disclosures regarding the computation of the earnings and the weighted average number of shares outstanding. SFAS No. 128 requires restatement of all prior-period EPS data, but early application is not permitted.

The following table reflects the impact on EPS, as if SFAS No. 128 had been adopted for the periods presented:

                                                              Historical                Pro Forma
                                                              Primary EPS         Basic EPS        Diluted EPS
                                                             ------------         ---------        -----------
EPS for the three month period ending
     March 31, 1997                                               $ 0.51            $ 0.54            $ 0.51
EPS for the three month period ending
     March 31, 1996                                               $ 0.39            $ 0.40            $ 0.39

PENDING LITIGATION

The Company is a defendant in a lawsuit alleging misappropriation of trade secrets and interference with contractual relations in connection with research and development of single screw design technology and its related manufacturing techniques. The suit requests $4.7 million in compensatory damages and an unspecified amount in punitive damages. In 1995, the plaintiffs' complaint regarding tortious interference with contractual relations was dismissed as a result of the expiration of the applicable statute of limitations. In 1996, the court found that attorneys' fees incurred by the plaintiffs in prior litigation, and requested by the plaintiffs as compensatory damages in this litigation, were not recoverable. These attorneys' fees constituted a large portion of the damages requested in the plaintiffs' complaint. Although the extent of the liability, if any, remains unknown, management does not believe the ultimate resolution of this legal action will have a materially adverse impact on the results of operations or the financial condition of the Company.

                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits:

      11.0 Computation of earnings per share for the three months ended March 31, 1997.

      27.0  Financial Data Schedule.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GARDNER DENVER MACHINERY INC.


Date: May 12, 1997                  By: /s/Ross J. Centanni
                                        -------------------------------------
                                        Ross J. Centanni
                                        President and Chief Executive Officer



Date: May 12, 1997                  By: /s/Philip R. Roth
                                        -------------------------------------
                                        Philip R. Roth
                                        Vice President, Finance and
                                         Chief Financial Officer

                       GARDNER DENVER MACHINERY INC.



                           EXHIBIT INDEX


EXHIBIT
NO.                            DESCRIPTION

11.0        Computation of earnings per share for the three months ended
            March 31, 1997.

27.0        Financial Data Schedule.