Form 10-Q
period 1997-06-30
GARDNER DENVER MACHINERY INC
filed 1997-08-13
CIK 916459

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-23654

                        GARDNER DENVER MACHINERY INC.
            (Exact name of Registrant as Specified in its Charter)

          DELAWARE                                        76-0419383

(State or Other Jurisdiction of                         I.R.S. Employer
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

Yes      X        No
    ----------        ----------

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 11, 1997: 10,051,141 shares.

                              PART I
                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                        GARDNER DENVER MACHINERY INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
            (dollars in thousands, except per share amounts)
                              (Unaudited)

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                       1997        1996
                                                     -------     -------
Revenues                                             $69,447     $48,914

Costs and expenses:
   Cost of sales (excluding depreciation
    and amortization)                                 45,743      33,976
   Depreciation and amortization                       2,190       1,911
   Selling and administrative expenses                 9,292       6,376
   Interest expense                                      936         500
                                                     -------     -------

Income before income taxes                            11,286       6,151
Provision for income taxes                             4,473       2,460
                                                     -------     -------

Net income                                           $ 6,813     $ 3,691
                                                     =======     =======

Earnings per share                                   $  0.65     $  0.36
                                                     =======     =======


    The accompanying notes are an integral part of this statement.

                       GARDNER DENVER MACHINERY INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
            (dollars in thousands, except per share amounts)
                               (Unaudited)

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                      1997        1996
                                                    --------     -------
Revenues                                            $135,522     $97,483

Costs and expenses:
   Cost of sales (excluding depreciation
    and amortization)                                 90,196      67,532
   Depreciation and amortization                       4,450       3,798
   Selling and administrative expenses                18,653      12,473
   Interest expense                                    1,913       1,094
                                                    --------     -------

Income before income taxes                            20,310      12,586
Provision for income taxes                             8,173       5,034
                                                    --------     -------

Net income                                          $ 12,137     $ 7,552
                                                    ========     =======

Earnings per share                                  $   1.16     $  0.75
                                                    ========     =======



    The accompanying notes are an integral part of this statement.

                        GARDNER DENVER MACHINERY INC.
                        CONSOLIDATED BALANCE SHEET
            (dollars in thousands, except per share amounts)

                                                   (Unaudited)
                                                    JUNE 30,         DECEMBER 31,
                                                      1997              1996
                                                   -----------       ------------
                       ASSETS
Current Assets:
   Cash and equivalents                             $  5,688          $  8,610
   Receivables, net                                   61,388            47,547
   Inventories, net                                   50,988            47,882
   Deferred income taxes                               4,468             2,910
   Other                                               1,541             2,186
                                                    --------          --------
      Total current assets                           124,073           109,135
                                                    --------          --------

Plant and equipment, net                              35,483            33,710
Intangibles, net                                      87,395            70,304
Deferred income taxes                                 17,639            18,437
Other assets                                           4,281             4,170
                                                    --------          --------
      Total assets                                  $268,871          $235,756
                                                    ========          ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt             $    845          $    932
   Accounts payable and accrued liabilities           54,977            48,348
                                                    --------          --------
      Total current liabilities                       55,822            49,280
                                                    --------          --------

Long-term debt, less current maturities               69,429            55,069
Postretirement benefits other than pensions           54,814            56,662
Other long-term liabilities                            1,022               627
                                                    --------          --------
      Total liabilities                              181,087           161,638
                                                    --------          --------

Stockholders' equity:
   Common stock, $.01 par value; 50,000,000 shares
    authorized; 10,055,733 shares issued at
    June 30, 1997                                        100                99
   Capital in excess of par value                    136,831           135,161
   Treasury stock at cost, 8,859 shares in 1997         (184)              --
   Retained deficit                                  (48,946)          (61,083)
   Cumulative translation adjustment                     (17)              (59)
                                                    --------          --------
      Total stockholders' equity                      87,784            74,118
                                                    --------          --------
      Total liabilities and stockholders' equity    $268,871          $235,756
                                                    ========          ========

      The accompanying notes are an integral part of this statement.

                      GARDNER DENVER MACHINERY INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                          (dollars in thousands)
                              (Unaudited)

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                       1997          1996
                                                     -------       --------
Cash flows from operating activities:
   Net income                                       $ 12,137       $  7,552
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                     2,915          2,652
      Amortization                                     1,535          1,146
      Stock issued for employee benefit plans            725            614
      Deferred income taxes                           (1,021)          (707)
   Changes in assets and liabilities:
      Receivables, net                                (6,508)         4,396
      Inventories, net                                 1,859          5,592
      Accounts payable and accrued liabilities         1,760           (340)
      Other assets and liabilities, net               (2,023)        (1,155)
                                                    --------       --------
        Net cash provided by operating activities     11,379         19,750
                                                    --------       --------

Cash flows from investing activities:
   Business acquisitions, net of cash                (26,153)          (843)
   Capital expenditures                               (2,524)        (1,042)
   Disposals of plant and equipment                       49            138
                                                    --------       --------
        Net cash used for investing activities       (28,628)        (1,747)
                                                    --------       --------
Cash flows from financing activities:
   Principal payments on long-term debt               (9,435)       (12,718)
   Proceeds from long-term borrowings                 23,000            --
   Proceeds from stock options, net of
    treasury stock transactions                          762            357
                                                    --------       --------
        Net cash provided by (used for)
          financing activities                        14,327        (12,361)
                                                    --------       --------
(Decrease) increase in cash and equivalents           (2,922)         5,642
                                                    --------       --------
Cash and equivalents, beginning of period              8,610          1,869
                                                    --------       --------
Cash and equivalents, end of period                 $  5,688       $  7,511
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

NOTE 2.  ACQUISITIONS.

On June 30, 1997, the Company purchased 100% of the issued and outstanding stock of Oy Tamrotor Ab ("Tamrotor"), a subsidiary of Tamrock Corp., located in Tampere, Finland for $26.2 million. The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in cost in excess of net assets acquired of $15.4 million, which is being amortized over 40 years using the straight-line method.

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

On August 9, 1996, the Company purchased 100% of the issued and outstanding stock of NORAMPTCO, Inc. ("NORAMPTCO"), which has been renamed Gardner Denver Holdings Inc., for $26.8 million. The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in cost in excess of net assets acquired of $28.7 million, which is being amortized over 40 years using the straight-line method.

The following presents the unaudited pro forma consolidated results of operations as if the acquisition of NORAMPTCO had occurred at January 1, 1996. The results are not necessarily indicative of what would have occurred had this transaction been consummated as of the beginning of the period presented or of future operations of the consolidated companies. The Company's pro forma results of operations for the six months ended June 30, 1996 were: revenues of $117.1 million, income before income taxes of $13.9 million, net income of $8.2 million and earnings per share of $0.82.

All acquisitions have been accounted for by the purchase method, and accordingly, the results of operations of Tamrotor, NORAMPTCO (Gardner Denver Holdings Inc.) and TCM are included in the Company's Consolidated Statement of Operations from the dates of acquisition. Certain estimates of fair market value of assets received and liabilities assumed were made with adjustments to each separate company's historical financial statements.
These adjustments included estimates of various expenditures planned by management totaling $7.2 million to fully integrate the acquisitions into Gardner Denver's operations. These estimates and adjustments have not yet been finalized.

NOTE 3.  INCOME TAXES.

In the first six months of 1997 and 1996, the Company paid $8.6 million and $5.4 million, respectively to the various taxing authorities and recognized $8.2 million and $5.0 million, respectively in income tax expense. In addition, during the first quarter of 1996, the Company received $2.3 million in tax refunds from an overpayment of federal income taxes in the fourth quarter of 1995.

NOTE 4.  INVENTORIES.

                                                    June 30,         December 31,
                                                      1997               1996
                                                    --------         ------------
Raw materials                                       $ 14,505          $  7,787
Work-in-process                                        9,902             8,676
Finished goods, including parts
  and subassemblies                                   45,868            49,408
Perishable tooling and supplies                        2,644             2,644
                                                    --------          --------
                                                      72,919            68,515
Excess of current standard costs
  over LIFO costs                                    (11,353)          (11,543)
Allowance for obsolete and slow-
  moving inventory                                   (10,578)          ( 9,090)
                                                    --------          --------
      Inventories, net                              $ 50,988          $ 47,882
                                                    ========          ========

NOTE 5.  LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS.

Long-term debt at June 30, 1997 consisted of certain industrial revenue bonds and other notes and credit facilities due between 1999 and 2006. In September 1996, the Company entered into an unsecured senior note agreement for $35 million. This debt has a ten-year final, seven-year average maturity with principal payments beginning in 2000. In November 1995, the Company refinanced its existing bank debt with an unsecured three-year revolving loan with the option of two one-year extensions. On September 30, 1996, the Company requested, and its lenders agreed to, the first such extension. The total credit line available on the revolving loan is $65 million, of which $33 million remained available for additional borrowings or to issue as letters of credit at June 30, 1997. The revolving loan will mature on November 30, 1999. Maturities of long-term debt for the five years subsequent to June 30, 1997 are $0.8 million for 1998; $0.9 million for 1999; $32.8 million for 2000; $5.7 million for 2001; and $5.1 million for 2002.

Total interest expense during the first six months of 1997 and 1996 totaled $1.9 and $1.1 million respectively. Interest paid for the first six months of 1997 totaled $2.0 million, while the interest paid for the first six months of 1996 was not materially different from the amount expensed.

NOTE 6.  EARNINGS PER SHARE.

Earnings per share were calculated for the three-month and six-month periods ended June 30, 1997 based on 10,532,722 and 10,492,444 weighted average shares outstanding for each period respectively, while earnings per share for the three-month and six-month periods ended June 30, 1996 were calculated based on 10,168,764 and 10,095,342 weighted average shares outstanding respectively, in each case adjusted for the stock split effected on January 15, 1997.

NOTE 7.  INTEREST RATE SWAP AGREEMENTS.

At June 30, 1997, the Company had two interest rate swap agreements with a commercial bank (the "Counter Party") outstanding, having a cumulative notional principal amount of $30 million. The swaps provide an average fixed LIBOR rate of 6%. Both interest rate swaps terminate in November 1997 but the Counter Party has an option to extend one agreement for an additional year. The Company is exposed to credit loss in the event of nonperformance by the Counter Party to the interest rate swap agreements. However, the Company does not anticipate such nonperformance.

NOTE 8.  NEW ACCOUNTING STANDARDS.

The Financial Accounting Standards Board has issued SFAS No. 128, Earnings Per Share, which becomes effective for periods ending after December 15, 1997. The Standard requires certain changes in the method of calculation and disclosures of earnings per share. For a discussion of the expected impact on the Company's financial statements, see "New Accounting Standards" in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations below.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

Revenues

For the three months ended June 30, 1997, revenues increased $20.5 million (42%) to $69.4 million, compared to $48.9 million in the same period of 1996. Approximately $13.6 million of this increase is attributable to the acquisitions of NORAMPTCO and TCM, which the Company completed in August 1996. Excluding acquisitions, revenues in the second quarter of 1997 increased approximately $6.9 million (14%) over the same period in 1996.

Revenues for the Compressed Air Products segment increased 28% to $54.2 million in the second quarter of 1997 from $42.3 million in the same period of 1996. The acquisition of NORAMPTCO contributed $8.7 million of this increase. Excluding the acquisition, compressor product revenues increased $3.2 million (8%) primarily to increased shipments of specially-engineered compressor packages. Petroleum products segment revenues were $15.2 million for the three months ended June 30, 1997, an increase of $8.6 million (130%) over the same period of 1996. The acquisition of TCM contributed $4.8 million to petroleum products revenues in the second quarter of 1997. Excluding the acquisition, petroleum products revenues increased approximately 58% from $6.6 million for the comparable period of 1996, primarily as a result of increased oil and gas drilling activity.

Compared to the first quarter of 1997, the Company's revenues increased $3.3 million (5%) in the three month period ending June 30, 1997. Compressor products revenues increased $1.8 million (3%) due to stronger shipments of specially-engineered compressor packages. Petroleum products segment revenues increased $1.5 million (11%) in the second quarter of 1997, compared to the first quarter of 1997, primarily due to continued growth in oil and gas drilling activity.

Revenues increased $38.0 million (39%) to $135.5 million for the six months ended June 30, 1997, compared to the same period in 1996. Revenues from
NORAMPTCO and TCM contributed $28.0 million of this increase.   Excluding the
acquisitions, revenues increased $10.0 million (10%) over the same period in 1996.

For the six months ended June 30, 1997, compressor products segment revenues increased $21.0 million (25%) to $106.6 million, compared to the same period in 1996. Excluding the acquisition, which contributed $19.2 million, revenues increased $1.8 million (2%). Petroleum products segment revenues increased $17.0 million (143%) in the six months ended June 30, 1997, compared to the same period in 1996. TCM contributed $8.8 million of this increase. Excluding the acquisition, revenues in the petroleum products segment increased $8.2 million (69%) in the six months ended June 30, 1997, compared to the same period in 1996, primarily as a result of increased drilling activity.

Costs and Expenses

Gross margins (defined as sales less cost of sales exclusive of depreciation and amortization) for the six month period of 1997 increased $15.4 million (51%) to $45.4 million from $30.0 million in the same period of 1996. Gross margin as a percentage of sales improved to 33.4% in the six month period of 1997 from 30.7% in the same period of 1996. The NORAMPTCO acquisition enhanced the gross margin percentage since its products are sold by commissioned sales representatives rather than through distributors who resell to the end user, resulting in higher markups. These markups are offset by higher sales commissions included in selling and administrative expenses. Excluding the effect of the acquisitions, gross margin as a percentage of revenues improved to 32.7%. For the second quarter of 1997 the gross margin percentage improved to 34.1% from 30.5% in the second quarter of 1996. Excluding the effect of the acquisitions, gross margin as a percentage of revenues improved to 33.5%. These increases in gross margin are primarily attributable to increased volume, with some improvement resulting from cost reduction efforts, such as manufacturing process improvements, and price increases for petroleum products.

Depreciation and amortization increased 18% to $4.5 million in the first six months of 1997, compared with $3.8 million for the same period of 1996. For the second quarter, depreciation and amortization increased 16% to $2.2 million in 1997, compared to $1.9 million in 1996. The increase in depreciation and amortization expense was due to the acquisitions, partially offset by reductions as assets become fully depreciated. For the six-month periods, depreciation and amortization expense as a percentage of revenues decreased to 3.3% in 1997 from 3.9% in 1996, and for the three-month periods, depreciation and amortization expense as a percentage of revenues decreased to 3.2% in 1997 from 3.9% in 1996. These decreases are due to the effect of increased revenues.


Selling and administrative expenses increased in the first six months of 1997 by 50% to $18.7 million from $12.5 million in the same period of 1996. As a percentage of revenues, selling and administrative expenses for the six months increased to 13.8% in 1997 from 12.8% in 1996. Approximately $4.2 million of the $6.2 million increase is attributable to the newly acquired operations. For the second quarter, selling and administrative expenses increased 45% to $9.3 million in 1997 from $6.4 million in 1996. As a percentage of revenues, selling and administrative expenses for the second quarter increased to 13.4% in 1997 from 13.0% in 1996. Approximately $2.0 million of the $2.9 million increase is attributable to the newly acquired operations. The remaining increases are due primarily to higher manpower levels and an increase in purchased services.

Interest expense increased $0.8 million (73%) to $1.9 million for the six month period of 1997 compared to the same period of 1996, due to incremental debt incurred for the acquisitions and higher average interest rates. The average interest rate for the six month period of 1997 was 7.5% compared to 6.8% for the same period of 1996. The higher interest rate is primarily due to the $35 million senior note issued in September 1996 at a fixed rate of approximately 7.3% and the assumption of a fixed rate industrial development bond as part of one of the acquisitions. During the second quarter of 1997, interest expense increased $0.4 million (80%) to $0.9 million compared to the same period in 1996. See Note 5 to the Financial Statements contained in this document for further information on the Company's borrowing arrangements.

Income before income taxes improved $7.7 million (61%) for the six months ended June 30, 1997, compared to the same period of 1996. Approximately $3.5 million of this increase is attributable to the acquisitions, net of interest expense on debt incurred to complete the acquisitions. The remaining $4.2 million increase is primarily a result of incremental revenues, improved gross margin and lower interest expense (excluding debt related to acquisitions) in 1997 compared to the previous year. For the second quarter, income before income taxes improved $5.1 million (82%) compared to the same period of 1996. Approximately $1.8 million of this increase is attributable to the acquisitions. The remaining improvement is attributable to the factors noted for the six-month period.

Compared to 1996, the provision for income taxes increased by $3.2 million to $8.2 million for the first six months of 1997 and by $2.0 million to $4.5 million for the second quarter of 1997, as a result of the increase in income before taxes. The Company's effective tax rate decreased to 40% in the second quarter of 1997 which is consistent with the 1996 effective rate and compares to the 41% rate for the first quarter of 1997. The reduction is due to benefits generated through the implementation of various tax strategies.

Net income for the six months ended June 30, 1997 increased $4.5 million (59%) to $12.1 million ($1.16 per share) from $7.6 million ($0.75 per share) for the same period in 1996. For the second quarter, net income increased $3.1 million (84%) to $6.8 million ($0.65 per share) compared to $3.7 million ($0.36 per share) in 1996, for the reasons previously discussed. Net income for the six months included approximately $2.1 million ($0.20 per share) from acquisitions, and net income for the second quarter included approximately $1.1 million ($0.11 per share) from acquisitions. Compared to the first quarter of 1997, net income for the second quarter of 1997 increased by $1.5 million (28%), primarily due to increased revenue and improved gross margin.


LIQUIDITY AND CAPITAL RESOURCES

Operating Working Capital

During the six months ended June 30, 1997, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $10.3 million to $57.4 million, with $7.4 million of the increase related to the acquisition of Tamrotor at June 30, 1997. Receivables increased $13.8 million since the end of 1996, of which $7.3 million was due to Tamrotor. The remaining increase was due to the higher revenues in the second quarter of 1997 compared to the first quarter of 1997 and due to the timing of the sales within the second quarter of 1997.

Inventories increased $3.1 million to $51.0 million during the six months ended June 30, 1997. Tamrotor generated a $5.0 million increase while the remainder of the Company generated a $1.9 million decline. Most of the inventory drop was due to reductions in petroleum inventory as a result of increased customer demand, partially offset by increases in compressor inventory, primarily finished goods to enhance responsiveness to customer demand. The $6.6 million increase in accounts payable and accrued liabilities resulted from the Tamrotor acquisition ($4.9 million) and increased capital expenditures, expenses and compressor inventory.

Cash Flows

During the six months ended June 30, 1997, the Company generated cash flows from operations totaling $11.4 million, a decrease of $8.4 million (42%) over the comparable period in 1996. This decline was primarily the result of the increase in the receivables compared to a decrease in the same period in the previous year and the lower inventory reduction, partially offset by increased net income and current liabilities discussed previously. The Company borrowed $23.0 million to finance the purchase of Tamrotor, using $3.2 million of internally generated cash to fund the balance of the purchase price. The remaining cash flows enabled the Company to expend $2.5 million on capital expenditures and repay $9.4 million of long-term debt, resulting in a decrease in the cash balance of $2.9 million.

Capital Expenditures and Commitments

Capital projects to increase manufacturing efficiency and operating flexibility, expand production capacity and improve management information systems and product quality resulted in expenditures of $2.5 million in the first six months of 1997, which was $1.5 million higher than the level of capital expenditures in the comparable period in 1996. Most of the increase was due to expenditures made for the implementation of a new integrated management information system. Commitments for capital expenditures at June 30, 1997 totaled $5.3 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 1997 will approximate $10 to $12 million.


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

The following table reflects the impact on EPS, as if SFAS No. 128 had been adopted for the periods presented:

                                                    Historical                 Pro Forma
                                                    Primary EPS       Basic EPS         Diluted EPS
                                                    -----------       ---------         -----------
EPS for the three month period ending
     June 30, 1997                                    $ 0.65            $ 0.68            $ 0.65
EPS for the three month period ending
     June 30, 1996                                    $ 0.36            $ 0.38            $ 0.36
EPS for the six month period ending
     June 30, 1997                                    $ 1.16            $ 1.22            $ 1.16
EPS for the six month period ending
     June 30, 1996                                    $ 0.75            $ 0.78            $ 0.75

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



                       PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held pursuant to notice on May 6, 1997. At the Annual Meeting, Alan E. Riedel and Ross J. Centanni were elected to serve as directors for a three-year term
expiring in 2000.   There were 9,146,243 affirmative votes cast and 18,655
votes withheld concerning Mr. Riedel's election as a director, and 9,148,109 affirmative votes cast and 16,789 votes withheld concerning Mr. Centanni's election as a director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits:

      11.1 Computation of earnings per share for the three months ended June 30, 1997.

      11.2 Computation of earnings per share for the six months ended June 30, 1997.

      27.0  Financial Data Schedule.

(b)   Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GARDNER DENVER MACHINERY INC.


Date: August 13, 1997               By:  /s/Ross J. Centanni
                                       ----------------------------------------
                                         Ross J. Centanni
                                         President and Chief Executive Officer



Date: August 13, 1997               By:  /s/Philip R. Roth
                                       ----------------------------------------
                                         Philip R. Roth
                                         Vice President, Finance and
                                         Chief Financial Officer

                        GARDNER DENVER MACHINERY INC.


                              EXHIBIT INDEX

EXHIBIT
NO.                                 DESCRIPTION

11.1        Computation of earnings per share for the three months ended
            June 30, 1997.

11.2        Computation of earnings per share for the six months ended
            June 30, 1997.

27.0        Financial Data Schedule.