Form 10-Q
period 1997-09-30
GARDNER DENVER MACHINERY INC
filed 1997-11-14
CIK 916459

===============================================================================
                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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
     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 6, 1997: 10,093,031 shares.

===============================================================================

                                              PART I
                                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  GARDNER DENVER MACHINERY INC.
                              CONSOLIDATED STATEMENT OF OPERATIONS
                         (dollars in thousands, except per share amounts)
                                             (Unaudited)
                                                                       THREE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                  1997                    1996
                                                                  ----                    ----
Revenues                                                         $76,451                 $56,519

Costs and expenses:
    Cost of sales (excluding depreciation
        and amortization)                                         50,709                  38,977
    Depreciation and amortization                                  2,614                   2,099
    Selling and administrative expenses                           10,099                   8,207
    Interest expense                                               1,235                     906
    Other, net                                                       130                      --
                                                                 -------                 -------

Income before income taxes                                        11,664                   6,330
Provision for income taxes                                         4,699                   2,595
                                                                 -------                 -------

Net income                                                       $ 6,965                 $ 3,735
                                                                 =======                 =======

Earnings per share                                               $  0.66                 $  0.36
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


                                       GARDNER DENVER MACHINERY INC.
                                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (dollars in thousands, except per share amounts)
                                                  (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    1997                    1996
                                                                    ----                    ----
Revenues                                                          $211,973                $154,002

Costs and expenses:
    Cost of sales (excluding depreciation
        and amortization)                                          140,905                 106,509
    Depreciation and amortization                                    7,064                   5,897
    Selling and administrative expenses                             28,752                  20,680
    Interest expense                                                 3,147                   2,000
    Other, net                                                         130                      --
                                                                  --------                --------

Income before income taxes                                          31,975                  18,916
Provision for income taxes                                          12,873                   7,629
                                                                  --------                --------

Net income                                                        $ 19,102                $ 11,287
                                                                  ========                ========

Earnings per share                                                $   1.82                $   1.11
                                                                  ========                ========



                    The accompanying notes are an integral part of this statement.

                                        GARDNER DENVER MACHINERY INC.
                                         CONSOLIDATED BALANCE SHEET
                              (dollars in thousands, except per share amounts)
                                                                                  (Unaudited)
                                                                                 SEPTEMBER 30,                  DECEMBER 31,
                                                                                     1997                           1996
                                                                                 -------------                  ------------
                              ASSETS
Current Assets:
     Cash and equivalents                                                        $   9,965                     $   8,610
     Receivables, net                                                               63,603                        47,547
     Inventories, net                                                               47,905                        47,882
     Deferred income taxes                                                           5,069                         2,910
     Other                                                                           1,946                         2,186
                                                                                 ---------                     ---------
          Total current assets                                                     128,488                       109,135
                                                                                 ---------                     ---------

Plant and equipment, net                                                            35,375                        33,710
Intangibles, net                                                                    86,693                        70,304
Deferred income taxes                                                               17,759                        18,437
Other assets                                                                         4,427                         4,170
                                                                                 ---------                     ---------
          Total assets                                                           $ 272,742                     $ 235,756
                                                                                 =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                        $     843                     $     932
     Accounts payable and accrued liabilities                                       61,366                        48,348
                                                                                 ---------                     ---------
         Total current liabilities                                                  62,209                        49,280
                                                                                 ---------                     ---------

Long-term debt, less current maturities                                             61,309                        55,069
Postretirement benefits other than pensions                                         53,933                        56,662
Other long-term liabilities                                                          2,488                           627
                                                                                 ---------                     ---------
         Total liabilities                                                         179,939                       161,638
                                                                                 ---------                     ---------
Stockholders' equity:
     Common stock, $.01 par value; 50,000,000 shares
         authorized; 10,079,057 shares issued at
         September 30, 1997                                                            101                            99
     Capital in excess of par value                                                137,263                       135,161
     Treasury stock at cost, 10,104 shares in 1997                                    (237)                           --
     Retained deficit                                                              (41,981)                      (61,083)
     Cumulative translation adjustment                                              (2,343)                          (59)
                                                                                 ---------                     ---------
        Total stockholders' equity                                                  92,803                        74,118
                                                                                 ---------                     ---------
        Total liabilities and stockholders' equity                               $ 272,742                     $ 235,756
                                                                                 =========                     =========


                             The accompanying notes are an integral part of this statement.

                                           GARDNER DENVER MACHINERY INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (dollars in thousands)
                                                    (Unaudited)

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                   1997                           1996
                                                                                   ----                           ----
Cash flows from operating activities:
   Net income                                                                     $ 19,102                       $11,287
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                                                4,593                         4,015
         Amortization                                                                2,471                         1,881
            Stock issued for employee benefit plans                                  1,075                           896
            Deferred income taxes                                                   (1,736)                         (450)
   Changes in assets and liabilities:
         Receivables, net                                                           (8,920)                        3,932
         Inventories, net                                                            4,834                         6,665
         Accounts payable and accrued liabilities                                    8,251                           895
         Other assets and liabilities, net                                          (2,697)                       (3,956)
                                                                                  --------                       -------
               Net cash provided by operating activities                            26,973                        25,165
                                                                                  --------                       -------

Cash flows from investing activities:
   Business acquisitions, net of cash                                              (27,369)                      (35,000)
   Capital expenditures                                                             (4,673)                       (1,518)
   Disposals of plant and equipment                                                    112                           596
                                                                                  --------                       -------
               Net cash used for investing activities                              (31,930)                      (35,922)
                                                                                  --------                       -------
Cash flows from financing activities:
   Principal payments on long-term debt                                            (17,541)                      (38,601)
   Proceeds from long-term debt                                                     23,000                        63,000
   Proceeds from stock options, net of
      treasury stock transactions                                                      792                           501
                                                                                  --------                       -------
               Net cash provided by financing
                 activities                                                          6,251                        24,900
                                                                                  --------                       -------

Translation effect on cash and equivalents                                              61                            --
                                                                                  --------                       -------

Increase in cash and equivalents                                                     1,355                        14,143
Cash and equivalents, beginning of period                                            8,610                         1,869
                                                                                  --------                       -------
Cash and equivalents, end of period                                               $  9,965                       $16,012
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

On August 9, 1996, the Company purchased 100% of the issued and outstanding stock of NORAMPTCO, Inc. ("NORAMPTCO"), which has been renamed Gardner Denver Holdings Inc., for $26.8 million. The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in cost in excess of net assets acquired of $29.1 million, which is being amortized over 40 years using the straight-line method.

The following presents the unaudited pro forma consolidated results of operations as if the acquisition of NORAMPTCO had occurred at January 1, 1996. The results are not necessarily indicative of what would have occurred had this transaction been consummated as of the beginning of the period presented or of future operations of the consolidated companies. The Company's pro forma results of operations for the nine months ended September 30, 1996 were: revenues of $177.3 million, income before income taxes of $21.1 million, net income of $12.6 million and earnings per share of $1.24.

All acquisitions have been accounted for by the purchase method, and accordingly, the results of operations of Tamrotor, NORAMPTCO (Gardner Denver Holdings Inc.) and TCM are included in the Company's Consolidated Statement of Operations from the dates of acquisition. Certain estimates of fair market value of assets received and liabilities assumed were made with adjustments to each separate company's historical financial statements.
These adjustments included estimates of various expenditures planned by management totaling $7.9 million to fully integrate the acquisitions into Gardner Denver's operations. The estimates and adjustments for Tamrotor have not yet been finalized.

NOTE 3.  INCOME TAXES.

In the first nine months of 1997 and 1996, the Company paid $11.2 million and $7.7 million, respectively, to the various taxing authorities and recognized $12.9 million and $7.6 million, respectively, in income tax expense. In addition, during the first quarter of 1996, the Company received $2.3 million in tax refunds from an overpayment of federal income taxes in the fourth quarter of 1995.

NOTE 4.  INVENTORIES.

                                                              September 30,           December 31,
                                                                  1997                    1996
                                                              -------------           ------------
Raw materials                                                   $ 12,940                $  7,787
Work-in-process                                                   11,885                   8,676
Finished goods, including parts
  and subassemblies                                               42,608                  49,408
Perishable tooling and supplies                                    2,571                   2,644
                                                                --------                --------
                                                                  70,004                  68,515
Excess of current standard costs
  over LIFO costs                                                (11,376)                (11,543)
Allowance for obsolete and slow-
  moving inventory                                               (10,723)                ( 9,090)
                                                                --------                --------
      Inventories, net                                          $ 47,905                $ 47,882
                                                                ========                ========

NOTE 5.  LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS.

Long-term debt at September 30, 1997 consisted of certain industrial revenue bonds and other notes and credit facilities due between 1999 and 2006. In September 1996, the Company entered into an unsecured senior note agreement for $35 million. This debt has a ten-year final, seven-year average maturity with principal payments beginning in 2000. In November 1995, the Company refinanced its existing bank debt with an unsecured three-year revolving loan with the option of two one-year extensions. On August 1, 1997, the Company requested, and its lenders agreed to, the second such extension. The total credit line available on the revolving loan is $65 million, of which $41 million remained available for additional borrowings or to issue as letters of credit at September 30, 1997. The revolving loan will mature on November 30, 2000. Maturities of long-term debt for the five years subsequent to September 30, 1997 are $0.8 million for 1998; $0.9 million for 1999; $5.8 million for 2000; $29.6 million for 2001; and $5.1 million for 2002.

Total interest expense during the first nine months of 1997 and 1996 totaled $3.1 and $2.0 million, respectively. Interest paid for the first nine months of 1997 totaled $2.6 million, while the interest paid for the first nine months of 1996 was not materially different from the amount expensed.

NOTE 6.  EARNINGS PER SHARE.

Earnings per share were calculated for the three month and nine month periods ended September 30, 1997 based on 10,588,232 and 10,524,373 weighted average shares outstanding for each period respectively, while earnings per share for the three month and nine month periods ended September 30, 1996 were calculated based on 10,245,108 and 10,144,986 weighted average shares outstanding respectively, in each case adjusted for the stock split effected on January 15, 1997.

NOTE 7.  INTEREST RATE SWAP AGREEMENTS.

At September 30, 1997, the Company had two interest rate swap agreements with a commercial bank (the "Counter Party") outstanding, having a cumulative notional principal amount of $30 million. The swaps provide an average fixed LIBOR rate of 6%. Both interest rate swaps terminate in November, 1997 but the Counter Party has an option to extend one agreement for an additional year. The Company is exposed to credit loss in the event of nonperformance by the Counter Party to the interest rate swap agreements. However, the Company does not anticipate such nonperformance.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

Revenues

Revenues increased $58.0 million (38%) to $212.0 million for the nine months ended September 30, 1997, compared to the same period in 1996. Revenues from NORAMPTCO, TCM and Tamrotor contributed $39.1 million of this increase. Excluding the acquisitions, revenues increased $18.9 million (13%) over the same period in 1996.

For the nine months ended September 30, 1997, Compressed Air Products segment revenues increased $32.0 million (24%) to $165.9 million, compared to the same period in 1996. Excluding the acquisitions, which contributed $26.7 million of the increase, compressor product revenues increased $5.3 million (4%) due to continuing high levels of industrial capacity utilization, expansion of industrial investment and niche compressor applications in the petroleum industry. Petroleum Products segment revenues increased $26.0 million (129%) in the nine months ended September 30, 1997, compared to the same period in 1996. TCM contributed $12.3 million of this increase. Excluding the acquisition, revenues in the Petroleum Products segment increased $13.7 million (76%) in the nine months ended September 30, 1997, compared to the same period in 1996, primarily as a result of increased oil and gas drilling and well servicing activity.

For the three months ended September 30, 1997, revenues increased $20.0 million (35%) to $76.5 million, compared to $56.5 million in the same period of 1996. Approximately $7.0 million of this increase is attributable to the acquisition of Tamrotor, which the Company completed in June 1997. Excluding the acquisition of Tamrotor, revenues in the third quarter of 1997 increased approximately $13.0 million (23%) over the same period in 1996.

Revenues for the Compressed Air Products segment increased 23% to $59.3 million in the third quarter of 1997 from $48.2 million in the same period of 1996. The acquisition of Tamrotor contributed $7.0 million of this increase. Excluding the acquisition of Tamrotor, compressor product revenues increased $4.1 million (8%) primarily for the reasons discussed above for the nine month period. Petroleum Products segment revenues were $17.2 million for the three months ended September 30, 1997, an increase of $8.9 million (107%) over the same period of 1996, primarily as a result of increased oil and gas drilling and well servicing activity.

Compared to the second quarter of 1997, the Company's revenues increased $7.0 million (10%) in the three month period ending September 30, 1997. Petroleum Products segment revenues increased $1.9 million (12%) in the third quarter of 1997, compared to the second quarter of 1997, primarily due to continued growth in oil and gas drilling activity. Compressed Air Products segment revenues increased $5.1 million (9%) in the third quarter of 1997 compared to the second quarter of 1997 due to the acquisition of Tamrotor. Excluding the effect of the Tamrotor acquisition, compressor products revenues declined $1.9 million (4%) in the third quarter of 1997 compared to the second quarter of 1997 as a result of the effect of a scheduled one week vacation shutdown.

Costs and Expenses

Gross margins (defined as sales less cost of sales excluding depreciation and amortization) for the nine month period of 1997 increased $23.6 million (50%) to $71.1 million from $47.5 million in the same period of 1996. Gross margin as a percentage of sales improved to 33.5% in the nine month period of 1997 from 30.8% in the same period of 1996. The NORAMPTCO acquisition enhanced the gross margin percentage since its products are sold by commissioned sales representatives rather than through distributors who resell to the end user, resulting in higher markups. These markups are offset by higher sales commissions included in selling and administrative expenses. Excluding the effect of the acquisitions, gross margin as a percentage of revenues improved to 32.7% for the nine month period of 1997. For the third quarter of 1997 the gross margin percentage improved to 33.7% from 31.0% in the third quarter of 1996. These increases in gross margin are primarily attributable to increased volume, with some improvement resulting from cost reduction efforts, such as manufacturing process improvements, and price increases for petroleum products.

Depreciation and amortization increased 20% to $7.1 million in the first nine months of 1997, compared with $5.9 million for the same period of 1996. For the third quarter, depreciation and amortization increased 25% to $2.6 million in 1997, compared to $2.1 million in 1996. The increase in depreciation and amortization expense was due to the acquisition of Tamrotor and the increase in capital expenditures. For the nine month periods, depreciation and amortization expense as a percentage of revenues decreased to 3.3% in 1997 from 3.8% in 1996, and for the three-month periods, depreciation and amortization expense as a percentage of revenues decreased to 3.4% in 1997 from 3.7% in 1996. These percentage decreases are due to the effect of higher revenues.

Selling and administrative expenses increased in the first nine months of 1997 by 39% to $28.8 million from $20.7 million in the same period of 1996. As a percentage of revenues, selling and administrative expenses for the nine months increased to 13.6% in 1997 from 13.4% in 1996. Approximately $5.5 million of the $8.1 million increase is attributable to the newly acquired operations. For the third quarter, selling and administrative expenses increased 23% to $10.1 million in 1997 from $8.2 million in 1996. As a percentage of revenues, selling and administrative expenses for the third quarter decreased to 13.2% in 1997 from 14.5% in 1996. Approximately $1.0 million of the $1.9 million increase is attributable to the acquisition of Tamrotor. The remaining increases are due primarily to higher manpower levels and an increase in purchased services, most of which is related to the increased revenues.

As a result of the significant volume increases in petroleum product revenues, this business segment has leveraged its fixed and semi-fixed costs to generate substantial improvements in operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses excluding corporate administrative expenses). For the nine months of 1997, the Petroleum Products segment generated operating margins of 20.3%, compared to 7.5% for the year ended December 31, 1996. The Compressed Air Products segment generated operating margins of 16.4% for the nine month period of 1997, slightly better than operating margins generated in 1996.

Interest expense increased $1.1 million (57%) to $3.1 million for the nine month period of 1997 compared to the same period of 1996, due to incremental debt incurred for the acquisitions and higher average interest rates. The average interest rate for the nine month period of 1997 was 7.3% compared to 7.1% for the same period of 1996. The higher interest rate is primarily due to the $35 million senior note issued in September 1996 at a fixed rate of approximately 7.3% and the assumption of a fixed rate industrial development bond as part of one of the acquisitions. During the third quarter of 1997, interest expense increased $0.3 million (36%) to $1.2 million compared to the same period in 1996 due to the increased average debt level from the acquisition of Tamrotor. See Note 5 to the Financial Statements contained in this document for further information on the Company's borrowing arrangements.

Income before income taxes improved $13.1 million (69%) for the nine months of 1997, compared to the same period in 1996. Approximately $4.9 million of this increase is attributable to the acquisitions, net of interest expense on debt incurred to complete the acquisitions. The remaining $8.2 million increase is primarily a result of incremental revenues, improved gross margin and lower interest expense (excluding debt related to acquisitions) in 1997 compared to the previous year. For the third quarter, income before income taxes improved $5.3 million (84%) compared to the same period of 1996. The income before income taxes that was attributable to the acquisition of Tamrotor was not material. Therefore, the improvement in income before income taxes was attributable to the factors noted for the nine month period.

Compared to 1996, the provision for income taxes increased by $5.2 million to $12.9 million for the first nine months of 1997 and by $2.1 million to $4.7 million for the third quarter of 1997, as a result of the increase in income before taxes. The Company's effective tax rate remained at 40% in the third quarter of 1997 compared to the second quarter of 1997, as compared to the effective rate of 41% for the nine months of 1996.

Net income for the nine months of 1997 increased $7.8 million (69%) to $19.1 million ($1.82 per share) from $11.3 million ($1.11 per share) for the same period in 1996. For the third quarter, net income increased $3.2 million (86%) to $7.0 million ($0.66 per share) compared to $3.7 million ($0.36 per share) in 1996, for the reasons previously discussed. Net income for the nine months included approximately $3.4 million ($0.32 per share) from acquisitions. Net income from the acquisition of Tamrotor was not material to the results of the third quarter.


LIQUIDITY AND CAPITAL RESOURCES

Operating Working Capital

During the nine months ended September 30, 1997, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $3.0 million to $50.1 million, with the acquisition of Tamrotor causing a $5.8 million increase. The remaining decrease in operating working capital was due to the reduction in inventory and the increase in accounts payable and accrued liabilities partly offset by higher receivables. Receivables increased $16.1 million since the end of 1996, of which $5.9 million was due to Tamrotor. The remaining receivables increase was due to higher revenues in 1997 compared to 1996 and the timing of the sales within the third quarter of 1997.

Inventories were level at $47.9 million at September 30, 1997 compared to December 31, 1996. The Tamrotor acquisition generated a $4.9 million increase while the remainder of the Company's inventory declined by a similar amount. The inventory decline was due to reductions in petroleum inventory as a result of increased customer demand, and improved inventory turns for compressor inventory as programs to reduce raw materials and work in process inventories took effect. The $13.0 million increase in accounts payable and accrued liabilities resulted from the Tamrotor acquisition ($5.0 million) and increased capital expenditures and expenses.

Cash Flows

During the nine months of 1997, the Company generated cash flows from operations totaling $27.0 million, an increase of $1.8 million (7%) over the comparable period in 1996. This increase was primarily the result of the increase in net income and accounts payable and accrued liabilities as discussed previously. The increase in receivables and the lower reduction in inventories partially offset the cash inflows. The Company borrowed $23.0 million to finance the purchase of Tamrotor, using $3.2 million of internally generated cash to fund the balance of the purchase price. The remaining cash flows enabled the Company to expend $4.7 million on capital expenditures and repay $17.5 million of long-term debt, resulting in an increase in the cash balance of $1.4 million.

Capital Expenditures and Commitments

Capital projects to increase operating efficiency and flexibility, expand production capacity, and improve management information systems and product quality resulted in expenditures of $4.7 million in the first nine months of 1997. This was $3.2 million higher than the level of capital expenditures in the comparable period in 1996. Most of the increase was due to expenditures made for the implementation of a new integrated management information system. Commitments for capital expenditures at September 30, 1997 totaled $5.5 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 1997 will approximate $10 to $12 million.

On August 12, 1997 the Company announced that it will close the blower manufacturing plant in Syracuse, New York, and consolidate operations at a new site in the Atlanta, Georgia area. The new plant should be operating by the end of June 1998, at which time the Syracuse plant would be shut down. The Gardner Denver Blower Division Headquarters will also be moved to the new site to accommodate the Company's strategic growth plans. The Company expects to spend approximately $6.3 million in capital for the facility, initially financed by existing credit lines. The Company is considering the issuance of industrial revenue bonds in 1998 in connection with this project.

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


The following table reflects the impact on EPS, as if SFAS No. 128 had been adopted for the periods presented:

                                                                  Historical                  Pro Forma
                                                                  Primary EPS        Basic EPS         Diluted EPS
                                                                  -----------        ---------         -----------
EPS for the three month period ending
     September 30, 1997                                             $ 0.66             $ 0.69             $ 0.66
EPS for the three month period ending
     September 30, 1996                                             $ 0.36             $ 0.38             $ 0.36
EPS for the nine month period ending
     September 30, 1997                                             $ 1.82             $ 1.91             $ 1.82
EPS for the nine month period ending
     September 30, 1996                                             $ 1.11             $ 1.16             $ 1.11

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

                       PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits:

      11.1 Computation of earnings per share for the three months ended September 30, 1997.

      11.2 Computation of earnings per share for the nine months ended September 30, 1997.

      27.0        Financial Data Schedule.

(b)   Reports on Form 8-K

      During the quarter ended September 30, 1997 the Company filed a Current Report on Form 8-K, dated June 30, 1997, related to its acquisition of Tamrotor. This Form 8-K included a description of the acquisition (Item
      2). Pursuant to Rule 3.05 and to Article 11 of Regulation S-X, audited financial statements of Tamrotor were not required for any period and pro forma financial information was not required.

                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GARDNER DENVER MACHINERY INC.


Date: November 10, 1997             By:    /s/Ross J. Centanni
                                        ----------------------------------------
                                           Ross J. Centanni
                                           President and Chief Executive Officer



Date: November 10, 1997             By:    /s/Philip R. Roth
                                        ----------------------------------------
                                           Philip R. Roth
                                           Vice President, Finance and
                                           Chief Financial Officer

                                GARDNER DENVER MACHINERY INC.


                                       EXHIBIT INDEX

EXHIBIT
NO.                                     DESCRIPTION
11.1              Computation of earnings per share for the three months ended
                  September 30, 1997.

11.2              Computation of earnings per share for the nine months ended
                  September 30, 1997.

27.0              Financial Data Schedule.