Form 10-K405
period 1997-12-31
GARDNER DENVER MACHINERY INC
filed 1998-03-30
CIK 916459

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

      /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the fiscal year ended December 31, 1997

      / /  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934:  For the transition period from           to
                                                      ---------    ---------
              Commission file number        0-23654
                                     ---------------------

                         GARDNER DENVER MACHINERY INC.
-------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                 76-0419383
--------------------------------------------      -----------------------------
      (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)

          1800 Gardner Expressway                            62301
--------------------------------------------      -----------------------------
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

      Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the registrant's voting stock held by non-affiliates as of March 13, 1998 was $444,632,040.

The number of shares outstanding of the registrant's Common Stock, as of March 13, 1998 was 16,004,753.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Gardner Denver Machinery Inc. Proxy Statement, dated March 27, 1998 (incorporated into Part III of this Annual Report on Form 10-K).

Portions of the 1997 Annual Report to Stockholders (incorporated into Parts I and II of this Annual Report on Form 10-K).

===============================================================================

                                    PART I

ITEM 1.  BUSINESS

GENERAL

Gardner Denver Machinery Inc. ("Gardner Denver" or the "Company") believes, based on total sales in the United States, it is one of the leading manufacturers of stationary air compressors and blowers for industrial applications. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in the pneumatic conveying of dry bulk materials, wastewater aeration and vacuum systems. Gardner Denver also believes that it is one of the leading manufacturers of petroleum pumps used in oil and gas production, well servicing, well stimulation, and oil and gas drilling.

In 1997, Gardner Denver had revenues of $291.5 million, of which approximately 78 percent were derived from sales of compressed air products while approximately 22 percent were from sales of petroleum products. Approximately 73 percent of the total revenues in 1997 were derived from sales in the United States and approximately 27 percent were from sales to customers in various foreign countries. Of the total foreign sales, 34 percent were to Europe, 24 percent to Canada, 18 percent to Asia, 16 percent to Latin America and the remainder to Africa and Australia.

HISTORY

The Company's business of manufacturing industrial and petroleum equipment began in 1859 when Robert W. Gardner redesigned the fly-ball governor to provide speed control for steam engines. By 1900, the then Gardner Company had expanded its product line to include steam pumps and vertical high-speed air compressors. In 1927, the Gardner Company merged with Denver Rock Drill, a manufacturer of equipment for oil wells and mining and construction, and became the Gardner-Denver Company. In 1979, the Gardner-Denver Company was acquired by Cooper Industries, Inc. ("Cooper") and operated as 10 unincorporated divisions. Two of these divisions, the Gardner-Denver Air Compressor Division and the Petroleum Equipment Division, were combined in 1985 to form the Gardner-Denver Industrial Machinery Division (the "Division"). The OPI(R) pump product line was purchased in 1985 and added to the Division. In 1987, Cooper acquired the Sutorbilt(R) and DuroFlow(R) blower product lines and the Joy(R) industrial compressor product line, which were also consolidated into the Division. Effective December 31, 1993, the assets and liabilities of the Division were transferred by Cooper to the Company, which had been formed as a wholly owned subsidiary of Cooper. On April 15, 1994, the Company was spun-off as an independent company to the shareholders of Cooper.

Gardner Denver has completed a number of acquisitions since becoming an independent company. In 1996, Gardner Denver acquired NORAMPTCO, Inc., renamed Gardner Denver Holdings Inc. ("GDHI"), and its primary operating subsidiary Lamson Corporation ("Lamson"). Lamson designs, manufactures and sells multistage centrifugal blowers and exhausters used in various industrial and wastewater applications. Lamson's products complemented the Company's product offering by enabling it to participate in the centrifugal segment of the air and gas handling industry and in niche markets having lower noise requirements.

Also in 1996, the Company acquired TCM Investments, Inc. ("TCM"), an oil field pump manufacturer. This acquisition extended the Company's well stimulation pump product line, provided a physical presence in the oil field market and allowed Gardner Denver to become a sole source supplier of repair parts and remanufacturing services to some of the Company's customers.

In 1997, the Company acquired Oy Tamrotor Ab ("Tamrotor"), located in Tampere, Finland. Tamrotor designs and manufactures lubricated rotary screw compressor air ends. The addition of Tamrotor provided the Company with a manufacturing base in Europe and growth opportunities through synergistic product lines and international market penetration.

In January 1998, the Company acquired the assets of Geological Equipment Corporation ("Geoquip"), a manufacturer of pumps utilized in the oil and gas well servicing and water blast industries. Geoquip also remanufactures pumps and provides repair services for the industries it serves. The acquisition of Geoquip further strengthens Gardner Denver's market position in the well servicing industry and the Company's ability to serve key well stimulation customers.

The Company also acquired the assets of Champion Pneumatic Machinery Company, Inc. ("Champion") in January 1998. Champion manufactures lubricated and oil-less single-acting, single and two-stage compressors for the industrial market, service support industry and consumer market. The acquisition of Champion provides Gardner Denver with a more complete product offering to penetrate the low horsepower compressor market and opens new markets and channels of distribution, such as the automotive service market and catalog sales.

In March 1998, Gardner Denver acquired the Wittig Division of Mannesmann Demag A.G. ("Wittig"). Wittig, located in Schofpheim, Germany, manufactures rotary sliding vane compressors and vacuum pumps for use on tankers, bulk transporters and pneumatic handling systems. Wittig also manufactures distillation units for use in the treatment of factory wastewater. The acquisition of Wittig provides the Company with distribution channels for products developed specifically for the European market and local packaging and aftermarket capabilities for its compressor and blower products.

MARKETS AND PRODUCTS

Gardner Denver designs, manufactures and markets compressed air products and petroleum products. A description of the particular products manufactured and sold by Gardner Denver in its two industry segments is set forth below.

Compressed Air Products Segment

Gardner Denver designs, manufactures, markets and services a broad line of reciprocating compressors, rotary screw compressors, positive displacement blowers and centrifugal blowers to serve all aspects of the industrial market. Reciprocating compressors range from 5 to 900 horsepower and are sold under the Gardner Denver(R) trademark. Rotary screw compressors range from 5 to 500 horsepower and are sold under the Gardner Denver(R), Electra-Screw(R), Electra-Saver(R), and Twistair(R), Tamrotor(R), and Tempest(TM) trademarks. Blowers are used to produce a high volume of air at low pressures and vacuums. Centrifugal blowers produce a constant level of pressure and varying volumes of air flow. Positive displacement blowers provide a constant volume of air flow at varying levels of pressure. The Company's positive displacement blowers range from 0 to 36 pounds per square inch gauge (PSIG) and 0 to 35,000 cubic feet per minute
(CFM) and are sold under the trademarks Gardner Denver(R), Sutorbilt(R), DuroFlow(R) and CycloBlower(R). The Company's multistage centrifugal blowers are sold under the tradename Lamson(R) and range from 0.5 to 25 PSIG and 100 to 50,000 CFM. Sales of compressed air products by Gardner Denver in 1997 were $228.2 million, of which approximately 73 percent were to customers in the United States.

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

Petroleum Products Segment

Gardner Denver designs, manufactures and markets a diverse group of pumps for oil and gas production, well servicing, well stimulation and oil and gas drilling markets. Positive displacement reciprocating pumps are marketed under the Gardner Denver(R), Ajax(R) and OPI(R) trademarks. Sales of petroleum products in 1997 were $63.3 million of which approximately 73 percent were to customers in the United States.

Typical applications of Gardner Denver(R) pumps in oil and gas production include oil transfer, salt water disposal, ammine pumping for gas processing, repressurizing, enhanced oil recovery, hydraulic power and other liquid transfer applications. Gardner Denver's production pumps range from 16 to 1,000 horsepower and consist of horizontal and vertical designed pumps.

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

For financial information over the past three years on the Company's performance by industry segment and the Company's international sales, refer to Note 10 of the Notes to Consolidated Financial Statements included in Gardner Denver's 1997 Annual Report to Stockholders and incorporated herein by reference.

CUSTOMERS AND CUSTOMER SERVICE

Gardner Denver sells its products through independent distributors and sales representatives and directly to OEMs, engineering firms and end users. Gardner Denver uses an employee sales force to service OEM and engineering firm accounts since these typically require more technical assistance, shipment scheduling and product service.

In 1997, approximately 75 percent of Gardner Denver's products were sold through independent distributors and sales representatives, while the remaining 25 percent were sold direct to OEMs, engineering firms and end users. Because a majority of products are marketed through independent distribution, Gardner Denver is committed to developing and supporting its distribution network of over 200 distributors and representatives. Generally, the distributors of Gardner Denver's compressed air products do not handle competing products. Gardner Denver has a Master Distribution Center in Memphis, Tennessee that stocks parts, accessories and small compressor products in order to provide adequate and timely availability. Gardner Denver also provides its distributors with sales and product literature, technical assistance and training programs, advertising and sales promotions, order-entry and tracking systems and an annual restocking program. Gardner Denver participates in major trade shows and has a telemarketing department to generate sales leads and support the distributors' sales staffs.

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

Outside the United States, Gardner Denver markets its products through a network of sales representatives, as well as distributors and direct sales persons. As a result of the acquisition of Lamson and Tamrotor, the Company also operates a blower packaging operation in France and a compressor manufacturing and packaging facility in Finland.

COMPETITION

Over 40 companies manufacture or market industrial air compressors in the United States. Of these, seven suppliers account for more than 80 percent of the domestic compressor market. Gardner Denver's principal competitors in the U.S. compressor market include Ingersoll-Rand, Sullair (a division of Sundstrand Corporation), Roots (a division of Dresser Industries, Inc.), Atlas-Copco, Quincy Compressor (a division of Coltec Industries) and CompAir. The principal competitors in the petroleum market include
National-Oilwell, Wheatley/Gaso, Continental Emsco, and IRI International. Each of the Company's business segments has a strong reputation and the Company's trademarks are recognized both domestically and internationally.

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

The air compressor market and the petroleum pump market are characterized by mature products, with steady and slow technological advances. Technological trends in the compressor market include development of oil-free air compressors, reduction of noise levels, and advanced control systems to upgrade the flexibility and precision of regulating pressure and capacity. Emerging compressor market niches result from new technologies in plastics extrusion, oil and gas well drilling, field gas gathering and air separation processes. Trends in the petroleum pump market include development of larger horsepower and lighter weight pumps.

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

Expenditures for research and development sponsored by the Company were $2.8 million in 1997, $2.4 million in 1996 and $1.3 million in 1995.

MANUFACTURING

Gardner Denver has seven manufacturing facilities that conduct a broad variety of processes. At its manufacturing locations, the Company maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures, and uses extensive process automation in its manufacturing operations. Most of the manufacturing facilities utilize computer aided numerical control tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant (cell manufacturing). One operator using cell manufacturing can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing the amount of work-in-process and finished product inventories.

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

BACKLOG

The Company's backlog was approximately $91 million at December 31, 1997 as compared to approximately $47 million at December 31, 1996 and approximately $31 million at December 31, 1995. This increase in backlog is attributable to the significant increase in demand for petroleum products related to the growth in oil and gas well drilling and servicing, continued expansion of the U.S. economy and new niche market applications which strengthened demand for compressor products, and the addition of the backlog from the acquisition completed in 1997. Backlog consists of product orders for which a customer purchase order has been received or communicated and which are scheduled for shipment within 12 months. Since orders may be rescheduled or cancelled, backlog does not necessarily reflect future sales levels.

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

Although in the aggregate patents and trademarks are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except for the Gardner Denver(R) trademark. Other important trademarks used by Gardner Denver include DuroFlow(R), Sutorbilt(R), CycloBlower(R), Lamson(R), Tamrotor(R) and OPI(R). Joy(R) is a registered trademark of Joy Technologies, Inc. Gardner Denver has the right to use the Joy(R) trademark on aftermarket parts until November 2027. The Company's right to use this trademark on air compressors expired in November 1995. Pursuant to trademark license agreements, Cooper has rights to use the Gardner Denver(R) trade-mark for certain power tools and Gardner Denver has rights to use the Ajax(R) trademark for petroleum pumps. Gardner Denver has registered its trademarks in the countries where it is deemed necessary.

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

EMPLOYEES

As of February 21, 1998, the Company had approximately 1,600 full-time employees, of which approximately 425, including most of the employees in Finland, were represented by labor unions. In March 1997, the Company and the union at the Quincy plant executed a five-year labor contract. In May 1995, prior to its acquisition by Gardner Denver, Lamson experienced a three week work stoppage at its facility in Syracuse, New York. The Company believes its current relations with employees are good.

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

ITEM 2.  PROPERTIES

As of December 31, 1997, Gardner Denver has seven manufacturing plants, one distribution center, four warehouses, a packaging operation and numerous sales offices. The significant facilities are as follows:

                                                                                                       Owned
    Location                              Facility Type                           Sq. Feet           or Leased
    --------                              -------------                           --------           ---------
Quincy, Illinois                          Executive Office & Sales                 600,000             Owned
                                            Office; Manufacturing -
                                            petroleum and
                                            compressor products
Sedalia, Missouri                         Manufacturing -                          325,000             Owned
                                            compressor products
Syracuse, New York                        Manufacturing -                          250,000             Owned
                                            compressor products
Tulsa, Oklahoma                           Manufacturing -                           46,000             Owned
                                            petroleum products
Tulsa, Oklahoma                           Remanufacturing -                         12,500            Leased
                                            petroleum products
Fishers, Indiana                          Remanufacturing -                         60,000            Leased
                                            compressor products
Memphis, Tennessee                        Distribution Center                       98,000             Owned
                                            and Warehouse
Oklahoma City, Oklahoma                   Sales Office and                           8,000             Owned
                                            Warehouse
Bezons, France                            Packaging and Warehouse                    6,270            Leased
Tampere, Finland                          Manufacturing                             27,300            Leased
                                            compressors
Helsinki, Finland                         Sales Office and                           1,121            Leased
                                            Warehouse

The Sedalia, Missouri facility was previously leased from the City of Sedalia, Missouri in connection with industrial revenue bond financing. The Company exercised its option to purchase the property at a nominal price when the bonds were repaid in March 1997. The Syracuse, New York facility was leased from the Onondaga County Industrial Development Agency, also in connection with industrial revenue bond financing. The Company purchased the property at a nominal price when the bonds were repaid in November 1997. The Company also owns a 25,000 square foot facility in El Cajon, California, which was acquired as part of the purchase of GDHI. This facility is currently idle and offered for sale.

In 1997, the Company announced it would close its Syracuse, New York facility and relocate the manufacture of the centrifugal blower product line to a newly constructed site in Peachtree City, Georgia. The new plant is scheduled to be operating by fourth quarter of 1998, at which time the Syracuse plant will be shut down.

The Company leases sales office space in various U.S. locations and foreign countries, and warehouse space in Quincy and Singapore.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions; all but one of which are of an ordinary or routine nature incidental to the operations of the Company.

On June 23, 1995, the Dresser-Rand Company and Bernard Zimmern filed suit in the Circuit Court of the Eighth Judicial Circuit of Adams County Illinois, against Cooper and Gardner Denver, alleging misappropriation of trade secrets and interference with contractual relations in connection with research and development of single screw design technology and its related manufacturing techniques. The suit requests $4.7million in compensatory damages and an unspecified amount in punitive damages. In 1995, the plaintiffs' allegation of tortious interference with contractual relations was dismissed as a result of the expiration of the applicable statute of limitations. In 1996, the court found that attorneys' fees incurred by the plaintiffs in prior litigation, and requested by the plaintiffs as compensatory damages in this litigation, were not recoverable. These attorneys' fees constituted a large portion of the damages requested in the plaintiffs' complaint. Mr. Zimmern is no longer a plaintiff in this litigation. As part of the spin-off of the Company from Cooper, the Company agreed to indemnify Cooper for losses incurred in this type of lawsuit. The parties are engaged in settlement discussions and management of the Company does not believe the ultimate resolution of this legal action will have an adverse impact on the results of operations or the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of the stockholders.

                       EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of the Company, their positions with the Company, business history and certain other information, as of March 16, 1998, are set forth below. These officers serve at the pleasure of the Board of Directors.

      Name                                        Office                               Age
      ----                                        ------                               ---
Ross J. Centanni              President and Chief Executive Officer                     52
Philip R. Roth                Vice President, Finance and Chief Financial Officer       47
J. Dennis Shull               Vice President and General Manager,                       49
                                Gardner Denver Compressor & Pump Division
David Brown                   Vice President and General Manager,                       49
                                Gardner Denver Blower Division
Roger A. Finnamore            Vice President, Manufacturing Services and Technology     53
Steven M. Krivacek            Vice President, Human Resources                           49
Helen W. Cornell              Vice President, Corporate Secretary and Treasurer         39

Ross J. Centanni, age 52, has been President and Chief Executive Officer and a director of Gardner Denver since its incorporation in November 1993. Prior to Gardner Denver's spin-off from Cooper, he was Vice President and General Manager of the Division, where he also served as Director of Marketing from August 1985 to June 1990. Mr. Centanni was Director of Corporate Planning for Cooper from August 1981 until joining the Division in 1985. He has a B.S. degree in industrial technology and an M.B.A. degree from Louisiana State University. Mr. Centanni is a director of Denman Services, Inc., a privately held supplier of medical products.

Philip R. Roth, age 47, joined the Company as Vice President, Finance and Chief Financial Officer in May 1996. Prior to joining Gardner Denver, Mr. Roth was employed by Emerson Electric Co. for fifteen years, most recently as the Vice President, Finance and Chief Financial Officer of the Wiegand Industrial Division. Mr. Roth, a Certified Public Accountant, received his B.S. degree in Business Administration from the University of Missouri and an M.B.A. from the Olin School of Business at Washington University.

J. Dennis Shull, age 49, has been Vice President and General Manager, Gardner Denver Compressor and Pump Division since its organization in August 1997.
He previously served the Company as Vice President, Sales and Marketing since the Company's incorporation in November 1993. From August 1990 until November 1993, Mr. Shull was the Director of Marketing for the Division. Mr. Shull has a B.S. degree in business from Northeast Missouri State University and an M.A. in business from Webster University.

David Brown, age 49, joined the Company as Vice President and General Manager, Gardner Denver Blower Division in August 1997. Prior to that time Mr. Brown was employed by Alfa Laval Separation ("Alfa Laval"), as Vice President and General Manager of the Decanter Business Unit from 1992 until joining the Company in August 1997. He previously held other management positions with SKF USA from 1979 until joining Alfa Laval in 1992. Mr. Brown has a B.S.M.E. from the Case Institute of Technology.

Roger A. Finnamore, age 53, has been Vice President, Manufacturing Services and Technology since the Company's reorganization in August 1997. He previously served as Vice President, Engineering and Quality Assurance for Gardner Denver from March 1995 until August 1997. Mr. Finnamore served the Company as Director of Engineering and Quality Assurance from June 1991 until his promotion in 1995. He served as Director of Manufacturing for the Division from 1985 until 1991. Mr. Finnamore holds a B.S. degree in electrical engineering from the University of New Brunswick and is a graduate of the General Electric Manufacturing Management Program.

Steven M. Krivacek, age 49, has been Vice President, Human Resources for Gardner Denver since March 1995. He previously served the Company as Director of Human Resources from 1986 until his promotion. Mr. Krivacek has a B.A. in economics from California State College and an M.A. in industrial relations from St. Francis College.

Helen W. Cornell, age 39, has been Vice President, Corporate Secretary and Treasurer of the Company since April 1996. She served the Company as Vice President, Corporate Secretary and Assistant Treasurer from March 1995 until April 1996 and as Corporate Secretary and Assistant Treasurer from November 1993 until March 1995. Ms. Cornell was Manager of Financial Planning and Analysis for the Division from May 1988 to November 1993. She holds a B.S. degree in accounting from the University of Kentucky and an M.B.A. from Vanderbilt University. She is a Certified Public Accountant and a Certified Management Accountant.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information under "Stock Information" and "Dividends", contained on page 36 of Gardner Denver's 1997 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information under "Financial History", contained on page 12 of Gardner Denver's 1997 Annual Report to Stockholders, is hereby incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under "Management's Discussion and Analysis", contained on pages 13 through 18 of Gardner Denver's 1997 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information under "Report of Independent Public Accountants" and "Consolidated Financial Statements and Notes", contained on pages 19 through 35 of Gardner Denver's 1997 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors contained under "Election of Directors", "Nominees for Election", and "Directors Whose Terms of Office Will Continue After the Meeting" contained on pages 2 and 3 of the Gardner Denver Proxy Statement, dated March 27, 1998, is hereby incorporated herein by reference. Information concerning the Company's executive officers is contained in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information related to executive compensation contained under "Committees, Compensation and Governance of the Board of Directors" on pages 4 and 5, "Executive Management Compensation" on pages 8 and 9 and "Employee and Executive Benefit Plans" contained on pages 12 through 14 of the Gardner Denver Proxy Statement, dated March 27, 1998, is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information under "Security Ownership of Management and Certain Beneficial Owners" contained on pages 6 and 7 of the Gardner Denver Proxy Statement, dated March 27, 1998, is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Alan E. Riedel, Chairman of the Board of Directors of the Company, currently is of counsel to Squire, Sanders and Dempsey L.L.P., which provided legal services to the Company during 1997 and continues to render such services to the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Annual Report
      ---------------------------------------------

      1. Financial Statements and the related report of independent public accountants are incorporated by reference to the pages shown below in Gardner Denver's 1997 Annual Report to Stockholders.

                                                                     Page No.
                                                                     -------
            Report of Independent Public Accountants                     19

            Gardner Denver Machinery Inc. and Subsidiaries
            Consolidated Statement of Operations for Each of the
            Three Years in the Period Ended December 31, 1997            20

            Consolidated Balance Sheets as of
            December 31, 1997 and December 31, 1996                      21

            Consolidated Statement of Stockholders' Equity for
            Each of the Three Years in the Period Ended
            December 31, 1997                                            22

            Consolidated Statement of Cash Flows for Each of the
            Three Years in the Period Ended December 31, 1997            23

            Notes to Consolidated Financial Statements                24-35

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

             2.2 Sale and Purchase Agreement, dated as of June 30, 1997, by and between Tamrock Oy, and Gardner Denver Oy and Gardner Denver Machinery Inc., filed as
                     Exhibit 2.0 to Gardner Denver Machinery Inc.'s
                     Current Report on Form 8-K, dated June 30, 1997, and incorporated herein by reference.

             3.1     Certificate of Incorporation of Gardner Denver Machinery
                     Inc., dated as of November 17, 1993, filed as
                     Exhibit 3.1 to Gardner Denver Machinery Inc.'s
                     Registration Statement on Form 10, effective on
                     March 31, 1994, and incorporated herein by reference.

             3.2     ByLaws of Gardner Denver Machinery Inc., filed as
                     Exhibit 3.2 to Gardner Denver Machinery Inc.'s
                     Registration Statement on Form 10, effective on
                     March 31, 1994, and incorporated herein by reference.

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

            10.1<F*> Gardner Denver Machinery Inc. Long-Term Stock Incentive
                     Plan, as amended, filed as Exhibit 10.3 to Gardner
                     Denver Machinery Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

            10.2     Credit Agreement, dated as of November 30, 1995, among
                     Gardner Denver Machinery Inc., The First National
                     Bank of Chicago and the lenders named therein, with exhibits thereto, filed as Exhibit 10.15 to Gardner Denver Machinery's Annual Report on Form
                     10-K for the year ended December 31, 1995, and incorporated herein by reference.



            10.3     First Amendment, dated as of September 10, 1996, to the
                     Credit Agreement, dated as of November 30, 1995, filed as Exhibit 10.0 to Gardner Denver Machinery
                     Inc.'s Quarterly Report on Form 10-Q, dated
                     November 14, 1996, and incorporated herein by reference.

            10.4<F*> Gardner Denver Machinery Inc. Supplemental Excess
                     Defined Benefit Plan filed as Exhibit 10.9 to Gardner
                     Denver Machinery Inc.'s Registration Statement on
                     Form 10, effective on March 31, 1994, and incorporated herein by reference.

            10.5<F*> Gardner Denver Machinery Inc. Supplemental Excess
                     Defined Contribution Plan, filed as Exhibit 10.10 to Gardner Denver Machinery Inc.'s Registration
                     Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

            10.6<F*> Form of Indemnification Agreements entered into between
                     Gardner Denver Machinery Inc. and each of its directors and executive officers, filed as Exhibit
                     10.11 to Gardner Denver Machinery Inc.'s
                     Registration Statement on Form 10, effective on
                     March 31, 1994, and incorporated herein by reference.

            10.7<F*> Form of Management Continuity Agreement between Gardner
                     Denver Machinery Inc. and each of its executive officers, filed as Exhibit 10.12 to Gardner Denver
                     Machinery Inc.'s Registration Statement on Form
                     10, effective on March 31, 1994, and incorporated herein by reference.

            11.0     Statement regarding computation of per share earnings.

            13.0     The following portions of the Gardner Denver Machinery
                     Inc. 1997 Annual Report to Stockholders.

                                                                              Page No.
                                                                              --------
                     Financial History                                            12
                     Management's Discussion and Analysis                      13-18
                     Report of Independent Public Accountants                     19
                     Consolidated Statement of Operations                         20
                     Consolidated Balance Sheet                                   21
                     Consolidated Statement of Stockholders' Equity               22
                     Consolidated Statement of Cash Flows                         23
                     Notes to Consolidated Financial Statements                24-35
                     Stock Information                                            36
                     Dividends                                                    36



            21.0  Subsidiaries of Gardner Denver Machinery Inc.

            23.0  Consent of Arthur Andersen LLP.

            24.0 Powers of Attorney from members of the Board of Directors of Gardner Denver Machinery Inc.

            27.1  Financial Data Schedule for the year ended December 31,
                  1997.

            27.2 Restated Financial Data Schedule for the year-to-date period ended September 30, 1997.

            27.3 Restated Financial Data Schedule for the year-to-date period ended June 30, 1997.

            27.4 Restated Financial Data Schedule for the year-to-date period ended March 31, 1997.

            27.5  Restated Financial Data Schedule for the year ended
                  December 31, 1996.

            27.6 Restated Financial Data Schedule for the year-to-date period ended September 30, 1996.

            27.7 Restated Financial Data Schedule for the year-to-date period ended June 30, 1996.

            27.8 Restated Financial Data Schedule for the year-to-date period ended March 31, 1996.

            <F*>  Indicates management contract or compensatory plan or arrangement.


(b)   Reports on Form 8-K.
      -------------------

            There were no reports on Form 8-K during the quarter ended December 31, 1997.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GARDNER DENVER MACHINERY INC.


                                    By /s/Ross J. Centanni
                                       ----------------------------------------
                                       Name:  Ross J. Centanni
                                       Title: President and CEO

Date:    March 30, 1998
      --------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


       Signature                           Title                                   Date
       ---------                           -----                                   ----

/s/Ross J. Centanni                 President and CEO,                        March 30, 1998
------------------------------      (Principal Executive Officer)
(Ross J. Centanni)                  and Director

/s/Philip R. Roth                   Vice President, Finance and CFO           March 30, 1998
------------------------------      (Principal Financial and
(Philip R. Roth)                    Accounting Officer)

<F*>Alan E. Riedel                  Chairman of the                           March 30, 1998
(Alan E. Riedel)                    Board of Directors


<F*>Donald G. Barger, Jr.           Director                                  March 30, 1998
(Donald G. Barger, Jr.)


<F*>Frank J. Hansen                 Director                                  March 30, 1998
(Frank J. Hansen)


<F*>Thomas M. McKenna               Director                                  March 30, 1998
(Thomas M. McKenna)


<F*>Michael J. Sebastian            Director                                  March 30, 1998
(Michael J. Sebastian)


<F*>By /s/Helen W. Cornell
       ----------------------------------------
       (Helen W. Cornell, as Attorney-In-Fact
       for each of the persons indicated)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Gardner Denver Machinery Inc.

      We have audited in accordance with generally accepted auditing standards, the financial statements included in Gardner Denver Machinery Inc.'s. 1997 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


St. Louis, Missouri
February 10, 1998

                                            GARDNER DENVER MACHINERY INC.
                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           FOR THE YEAR ENDED DECEMBER 31,
                                                (dollars in thousands)
                                              BALANCE AT     CHARGED TO      CHARGED TO                   BALANCE AT
                                             BEGINNING OF    COSTS AND         OTHER                        END OF
            DESCRIPTION                          YEAR         EXPENSES        ACCOUNTS     DEDUCTIONS        YEAR
            -----------                      ------------    ----------      ----------    ----------     ----------
1997
----

Allowance for doubtful accounts                 $2,935         $  244           $            $(313)        $ 2,866
Allowance for obsolete and slow-                 9,090          2,613            731          (489)         11,945
   moving inventory


1996
----

Allowance for doubtful accounts                  2,405            231            394           (95)          2,935
Allowance for obsolete and slow-                 7,606          1,938            165          (619)          9,090
   moving inventory


1995
----

Allowance for doubtful accounts                  2,404            584                         (583)          2,405
Allowance for obsolete and slow-                 6,110          2,441                         (945)          7,606
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

2.2         Sale and Purchase Agreement, dated as of June 30, 1997, by and between Tamrock Oy, and
            Gardner Denver Oy and Gardner Denver Machinery Inc., filed as Exhibit 2.0 to Gardner
            Denver Machinery Inc.'s Current Report on Form 8-K, dated June 30, 1997,  and incorporated herein by reference.

3.1         Certificate of Incorporation of Gardner Denver Machinery Inc., dated as of November 17,
            1993, filed as Exhibit 3.1 to Gardner Denver Machinery Inc.'s Registration Statement on
            Form 10, effective on March 31, 1994, and incorporated herein by reference.

3.2         ByLaws of Gardner Denver Machinery Inc., filed as Exhibit 3.2 to Gardner Denver Machinery
            Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

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

10.1<F*>    Gardner Denver Machinery Inc. Long-Term Stock Incentive Plan, as amended, filed as Exhibit
            10.3 to Gardner Denver Machinery Inc.'s Annual Report on Form 10-K for the year ended
            December 31, 1996, and incorporated herein by reference.

10.2        Credit Agreement, dated as of November 30, 1995, among Gardner Denver Machinery Inc., The
            First National Bank of Chicago and the lenders named therein, with exhibits thereto, filed as Exhibit 10.15 to Gardner Denver Machinery's Annual Report on Form 10-K for the
            year ended December 31, 1995, and incorporated herein by reference.








10.3        First Amendment, dated as of September 10, 1996, to the Credit Agreement, dated as of
            November 30, 1995, filed as Exhibit 10.0 to Gardner Denver Machinery Inc.'s Quarterly
            Report on Form 10-Q, dated November 14, 1996, and incorporated herein by reference.

10.4<F*>    Gardner Denver Machinery Inc. Supplemental Excess Defined Benefit Plan filed as Exhibit 10.9 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March
            31, 1994, and incorporated herein by reference.

10.5<F*>    Gardner Denver Machinery Inc. Supplemental Excess Defined Contribution Plan, filed as Exhibit
            10.10 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on
            March 31, 1994, and incorporated herein by reference.

10.6<F*>    Form of Indemnification Agreements entered into between Gardner Denver Machinery Inc. and each of its directors and executive officers, filed as Exhibit 10.11 to Gardner Denver
            Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

10.7<F*>    Form of Management Continuity Agreement between Gardner Denver Machinery Inc. and each of its executive officers, filed as Exhibit 10.12 to Gardner Denver Machinery Inc.'s
            Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

11.0        Statement regarding computation of per share earnings.

13.0        The following portions of the Gardner Denver Machinery Inc. 1996 Annual Report to
            Stockholders.

                                                                  Page No.
                                                                  --------
                 Financial History                                    12
                 Management's Discussion and Analysis              13-18
                 Report of Independent Public Accountants             19
                 Consolidated Statement of Operations                 20
                 Consolidated Balance Sheet                           21
                 Consolidated Statement of Stockholders' Equity       22
                 Consolidated Statement of Cash Flows                 23
                 Notes to Consolidated Financial Statements        24-35
                 Stock Information                                    36
                 Dividends                                            36

21.0        Subsidiaries of Gardner Denver Machinery Inc.

23.0        Consent of Arthur Andersen LLP.



24.0        Powers of Attorney from members of the Board of Directors of Gardner Denver Machinery Inc.

27.1        Financial Data Schedule for the year ended December 31, 1997.

27.2        Restated Financial Data Schedule for the year-to-date period ended September 30, 1997.

27.3        Restated Financial Data Schedule for the year-to-date period ended June 30, 1997.

27.4        Restated Financial Data Schedule for the year-to-date period ended March 31, 1997.

27.5        Restated Financial Data Schedule for the year ended December 31, 1996.

27.6        Restated Financial Data Schedule for the year-to-date period ended September 30, 1996.

27.7        Restated Financial Data Schedule for the year-to-date period ended June 30, 1996.

27.8        Restated Financial Data Schedule for the year-to-date period ended March 31, 1996.

<F*>        Indicates management contract or compensatory plan or arrangement.