Form 10-Q
period 1998-03-31
GARDNER DENVER INC
filed 1998-05-15
CIK 916459

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23654

                             GARDNER DENVER, INC.
               (FORMERLY KNOWN AS GARDNER DENVER MACHINERY INC.)
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

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 1, 1998: 16,112,081 shares.

==============================================================================

                                                         PART I
                                                  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              GARDNER DENVER MACHINERY INC.
                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                    (dollars in thousands, except per share amounts)
                                                       (Unaudited)
                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   -------------------------------
                                                                                    1998                    1997
                                                                                   -------                 -------
Revenues                                                                           $89,792                 $66,075

Costs and Expenses:
    Cost of sales (excluding depreciation
        and amortization)                                                           59,398                  44,453
    Depreciation and amortization                                                    2,895                   2,260
    Selling and administrative expenses                                             12,954                   9,361
    Interest expense                                                                 1,179                     977
    Other expense                                                                      155                      --
                                                                                   -------                 -------

Income before income taxes                                                          13,211                   9,024
Provision for income taxes                                                           5,130                   3,700
                                                                                   -------                 -------

Net income                                                                         $ 8,081                 $ 5,324
                                                                                   =======                 =======


Basic earnings per share                                                           $  0.51                 $  0.36
                                                                                   =======                 =======
Diluted earnings per share                                                         $  0.49                 $  0.34
                                                                                   =======                 =======



                             The accompanying notes are an integral part of this statement.

                                              GARDNER DENVER MACHINERY INC.
                                               CONSOLIDATED BALANCE SHEET
                                    (dollars in thousands, except per share amounts)
                                                                                (Unaudited)
                                                                                 MARCH 31,              DECEMBER 31,
                                                                                   1998                     1997
                                                                                -----------             ------------
             ASSETS
Current assets:
     Cash and equivalents                                                        $  11,969               $   8,831
     Receivables, net                                                               81,553                  62,307
     Inventories, net                                                               64,782                  48,324
     Deferred income taxes                                                           3,858                   2,784
     Other                                                                           2,419                   2,637
                                                                                 ---------               ---------
          Total current assets                                                     164,581                  24,883
                                                                                 ---------               ---------

Property, plant and equipment, net                                                  47,994                  37,530
Intangibles, net                                                                   114,230                  85,524
Deferred income taxes                                                               13,672                  15,845
Other assets                                                                         5,131                   5,356
                                                                                 ---------               ---------
          Total assets                                                           $ 345,608               $ 269,138
                                                                                 =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                        $     459               $     459
     Accounts payable and accrued liabilities                                       78,320                  58,471
                                                                                 ---------               ---------
          Total current liabilities                                                 78,779                  58,930
                                                                                 ---------               ---------

Long-term debt, less current maturities                                             87,061                  51,227
Postretirement benefits other than pensions                                         52,075                  52,977
Other long-term liabilities                                                          4,791                   2,393
                                                                                 ---------               ---------
          Total liabilities                                                        222,706                 165,527
                                                                                 ---------               ---------

Stockholders' equity:
     Common stock, $.01 par value; 50,000,000 shares
       authorized; 16,100,656 shares issued and
       outstanding at March 31, 1998                                                   161                     154
     Capital in excess of par value                                                151,283                 139,524
     Treasury stock at cost, 40,474 shares at
       March 31, 1998                                                                 (914)                   (333)
     Retained deficit                                                              (25,351)                (33,432)
     Cumulative translation adjustments                                             (2,277)                 (2,302)
                                                                                 ---------               ---------
          Total stockholders' equity                                               122,902                 103,611
                                                                                 ---------               ---------
          Total liabilities and stockholders' equity                             $ 345,608               $ 269,138
                                                                                 =========               =========

                             The accompanying notes are an integral part of this statement.

                                              GARDNER DENVER MACHINERY INC.
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (dollars in thousands)
                                                       (Unaudited)
                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                  --------------------------------
                                                                                    1998                    1997
                                                                                  --------                --------
Cash flows from operating activities:
  Net income                                                                      $  8,081                $  5,324
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                  2,895                   2,260
      Stock issued for employee benefit plans                                          466                     355
        Deferred income taxes                                                          848                    (800)
  Changes in assets and liabilities:
      Receivables                                                                   (9,096)                 (7,317)
      Inventories                                                                   (3,620)                     97
      Accounts payable and accrued liabilities                                       9,967                   3,483
      Other assets and liabilities, net                                               (558)                     37
                                                                                  --------                --------
          Net cash provided by operating activities                                  8,983                   3,439
                                                                                  --------                --------

Cash flows from investing activities:
  Business acquisitions, net of cash acquired                                      (39,602)                     --
  Foreign currency hedging transactions                                              1,278                      --
  Capital expenditures                                                              (2,266)                 (1,040)
          Net cash used for investing activities                                   (40,590)                 (1,040)
                                                                                  --------                --------

Cash flows from financing activities:
  Principal payments on long-term debt                                             (22,106)                 (6,368)
  Proceeds from long-term borrowings                                                57,950                      --
  Debt issuance costs                                                                  (67)                     --
  Proceeds from stock options, net of
    treasury stock transactions                                                        219                     219
                                                                                  --------                --------
          Net cash provided by (used for) financing
            activities                                                             (35,996)                 (6,149)
                                                                                  --------                --------

Effect of exchange rate changes                                                     (1,251)                     --
                                                                                  --------                --------

Increase (decrease) in cash and equivalents                                          3,138                  (3,750)
                                                                                  --------                --------
Cash and equivalents, beginning of period                                            8,831                   8,610
                                                                                  --------                --------
Cash and equivalents, end of period                                               $ 11,969                $  4,860
                                                                                  ========                ========


                             The accompanying notes are an integral part of this statement.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation. The accompanying financial statements include the accounts of Gardner Denver Machinery Inc. ("Gardner Denver" or the "Company") and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. Investments in entities in which the Company has twenty to fifty percent ownership are accounted for by the equity method.

All shares of common stock and per share amounts have been adjusted to give retroactive effect to a three-for-two stock split distributed on December 29, 1997 to stockholders of record at the close of business on December 8, 1997, effected in the form of a stock dividend.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 contained in the Company's 1997 Annual Report to Stockholders.

Financial Instruments. Off balance sheet derivative financial instruments as of March 31, 1998 consist of an interest rate swap agreement used to fix interest rates on floating rate debt. Included on the balance sheet is a foreign currency forward contract in Finnish Marka to hedge foreign exchange risk on the Company's investment in its Finnish subsidiary, Oy Tamrotor Ab ("Tamrotor"). The contract is marked to market and both unrealized and realized gains and losses are included in the cumulative translation adjustments component of stockholders' equity.

NOTE 2.  ACQUISITIONS.

On June 30, 1997, the Company purchased 100% of the issued and outstanding stock of Tamrotor, a subsidiary of Tamrock Corporation located in Tampere, Finland, for approximately $26.2 million. The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition, and resulted in cost in excess of net assets acquired of $15.4 million.

On January 5, 1998, the Company purchased substantially all of the assets and assumed certain agreed upon liabilities of Geological Equipment Corporation ("Geoquip"), located in Fort Worth, Texas for approximately $12.0 million. The purchase price was paid in cash ($1.5 million) and 430,695 shares of Gardner Denver common stock. The Company also paid approximately $2 million to acquire patents, previously owned by Geoquip shareholders, for products manufactured by Geoquip. The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in cost in excess of net assets acquired of $7.4 million.

On January 29, 1998, the Company purchased substantially all of the assets and assumed certain agreed upon liabilities of Champion Pneumatic Machinery Company, Inc. ("Champion"), a subsidiary of CRL Industries, Inc., for approximately $24.0 million. Champion is located in Princeton, Illinois. The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in cost in excess of net assets acquired of $18.1 million.

On March 9, 1998, the Company purchased substantially all of the assets and assumed certain agreed upon liabilities of the Wittig Division of Mannesmann Demag A.G. for approximately $12.0 million. Wittig is located in Schophfeim, Germany. The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in cost in excess of net assets acquired of $2.4 million.

As a result of the stability of the product technology, markets and customers associated with these four acquisitions, the cost in excess of net assets acquired for each acquisition is being amortized over 40 years using the straight-line method.

All acquisitions have been accounted for by the purchase method, and accordingly, the results of operations of Tamrotor, Geoquip, Champion and Wittig are included in the Company's Consolidated Statement of Operations from the dates of acquisition. Certain estimates of fair market value of assets received and liabilities assumed were made with adjustments to each separate company's
historical financial statements.   The estimates and adjustments for these
four acquisitions have not been finalized.

NOTE 3.  INCOME TAXES.

In the first three months of 1998 and 1997, the Company paid $1.3 million and $1.0 million, respectively, to the various taxing authorities and recognized $5.1 million and $3.7 million, respectively, in income tax expense.

NOTE 4.  INVENTORIES.

                                                                                  March 31,            December 31,
                                                                                    1998                  1997
                                                                                  ---------            ------------
Raw materials, including parts and
  subassemblies                                                                   $ 57,721                $ 47,992
Work-in-process                                                                     13,598                   9,667
Finished goods                                                                      15,158                  11,003
Perishable tooling and supplies                                                      2,571                   2,571
                                                                                  --------                --------
                                                                                    89,048                  71,233
Excess of current standard costs
  over LIFO costs                                                                  (12,014)                (10,964)
Allowance for obsolete and slow-
  moving inventory                                                                 (12,252)                (11,945)
                                                                                  --------                --------
    Inventories, net                                                              $ 64,782                $ 48,324
                                                                                  ========                ========

NOTE 5.  LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS.

Long-term debt at March 31, 1998 consisted of certain notes and credit facilities due between 2000 and 2006. In September 1996, the Company entered into an unsecured senior note agreement for $35 million. This debt has a ten-year final, seven-year average maturity with principal payments beginning in 2000. In January 1998, the Company refinanced its existing bank debt with an unsecured five-year revolving loan. The total credit line available on the revolving loan is $125 million, of which $74 million remained available for additional borrowings or to issue as letters of credit at March 31, 1998. The revolving loan will mature on January 20, 2003. Maturities of long-term debt for the five years subsequent to March 31, 1998 are $0.5 million for 1999; $0.4 million for 2000; $5.3 million for 2001; $5.2 million for 2002;
and $56.0 million for 2003.

Interest paid for the first three months of 1998 totaled $1.8 million, while the interest paid for the first three months of 1997 was $1.5 million.

NOTE 6.  EARNINGS PER SHARE.

The 1998 and 1997 basic earnings per share for the three month period ended March 31 were calculated based on 15,940,454 and 14,844,048 weighted average shares outstanding, respectively. The 1998 and 1997 diluted earnings per share for the three month period ended March 31 were calculated based on 16,636,560 and 15,678,246 weighted average shares outstanding. Basic and diluted weighted average shares outstanding were adjusted for the stock split effected on December 29, 1997. The basic and diluted earnings per share were calculated in accordance with Statement of Financial Accounting Standards 128 ("SFAS 128").

NOTE 7.  INTEREST RATE SWAP AGREEMENTS.

At March 31, 1998, the Company had an interest rate swap agreement with a commercial bank (the "Counter Party") outstanding, having a notional principal amount of $15 million. The swap provides a fixed interest rate of 6%. The interest rate swap terminated in November 1997, but was extended for one additional year at the option of the Counter Party. The Company is exposed to credit loss in the event of nonperformance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such nonperformance.

NOTE 8.  COMPREHENSIVE INCOME.

In June 1997, the Financial Accounting Standards Board (FASB) adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components. Effective January 1, 1998, the Company adopted SFAS No. 130. For the periods ended March 31, 1998 and 1997, comprehensive income was $8.1 million and $5.3 million, respectively. The other items included in the Company's comprehensive income consist solely of cumulative translation adjustments which had a minimal effect in the first quarters of both years.

NOTE 9. SUBSEQUENT EVENTS

On May 5, 1998, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to change the corporate name to "Gardner Denver, Inc."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

Revenues

Revenues increased $23.7 million (36%) to $89.8 million for the three months ended March 31, 1998, compared to the same period in 1997. Incremental revenues from acquisitions which the Company has completed since June 1997
contributed $16.0 million of this increase.   Excluding the incremental
revenues from acquisitions, revenues increased $7.7 million (12%) over the same period in 1997. See Note 2 to the Financial Statements contained in this document for further information on the Company's recent acquisitions.

For the three months ended March 31, 1998, Compressed Air Products segment revenues increased $17.6 million (34%) to $70.0 million, compared to the same period in 1997. Excluding the acquisitions, which contributed $13.7 million of the increase, compressor product revenues increased $3.9 million (8%) due to increased shipments of engineered packages and continued economic expansion in the U.S. Petroleum Products segment revenues increased $6.1 million (45%) in the three months ended March 31, 1998, compared to the same period in 1997. An acquisition contributed $2.3 million of this increase. Excluding the acquisition, revenues in the Petroleum Products segment increased $3.8 million (28%) in the three months ended March 31,

1998, compared to the same period in 1997, primarily from shipments of orders received in 1997 as a result of increased oil and gas drilling and stimulation.

Compared to the fourth quarter of 1997, the Company's revenues increased $10.2 million in the three-month period ending March 31, 1998. Petroleum Products segment revenues increased $2.5 million (15%) in the first quarter of 1998, compared to the fourth quarter of 1997. An acquisition contributed $2.3 million of this increase. Excluding the acquisition, Petroleum Products segment revenues increased $0.3 million (2%). Revenues for the Compressed Air Products segment increased $7.7 million (12%). Incremental revenues from acquisitions contributed $5.2 million of the increase. Excluding these incremental revenues from acquisitions, revenues for the Compressed Air Products segment increased $2.5 million (4%), due to increased shipments of engineered packages and general economic growth in the U.S.

Costs and Expenses

Gross margins (defined as sales less cost of sales excluding depreciation and amortization) for the three month period of 1998 increased $8.8 million (41%) to $30.4 million from $21.6 million in the same period of 1997. Gross margin as a percentage of sales improved to 33.8% in the three month period of 1998 from 32.7% in the same period of 1997. Excluding the effect of the acquisitions, gross margin as a percentage of revenues improved to 34.0% for the three month period of 1998. Increases in gross margin are primarily attributable to increased volume, with some improvement resulting from cost reduction efforts, such as manufacturing process improvements, and price increases for petroleum products which were implemented in 1997.

Depreciation and amortization increased 28% to $2.9 million in the first three months of 1998, compared with $2.3 million for the same period of 1997. The increase in depreciation and amortization expense was due to the acquisitions and capital expenditures. For the three-month periods, depreciation and amortization expense as a percentage of revenues decreased to 3.2% in 1998 from 3.4% in 1997. These percentage decreases are due to the effect of higher revenues.

Selling and administrative expenses increased in the first three months of 1998 by 38% to $13.0 million from $9.4 million in the same period of 1997. Approximately $2.4 million of the $3.6 million increase is attributable to the newly acquired operations. The remaining increases are due primarily to higher manpower levels, an increase in purchased services and relocation costs for personnel moving to the Peachtree City facility. As a percentage of revenues, selling and administrative expenses for the three months increased slightly to 14.4% in 1998 from 14.2% in 1997, since the newly acquired operations currently generate a higher ratio of selling and administrative expenses relative to their revenues than does the balance of the Company.

As a result of the significant volume increases in petroleum product revenues, this business segment has leveraged its fixed and semi-fixed costs to generate substantial improvements in operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses excluding corporate administrative expenses). For the three months of 1998, the Petroleum Products segment generated operating margins of 22.3%, compared to 14.7% for the same period of 1997. The Compressed Air Products segment generated operating margins of 15.2% for the three month period of 1998, a decline from the

15.9% for the three month period of 1997. This decline is due to a slightly unfavorable mix of shipments and because newly acquired operations currently generate a lower operating margin (after amortization of goodwill associated with the acquisitions) than does the balance of the Company's existing operations.

Interest expense increased $0.2 million (21%) to $1.2 million for the three month period of 1998 compared to the same period of 1997, due to incremental debt incurred for the acquisitions. The average interest rate for the three-month period of 1998 was 6.4% compared to 7.4% for the same period of 1997, primarily due to lower interest rates on incremental borrowings. See
Note 5 to the Financial Statements contained in this document for further information on the Company's borrowing arrangements.

Income before income taxes improved $4.2 million (46%) for the three months of 1998, compared to the same period in 1997. Approximately $1.0 million of this increase is attributable to the acquisitions, net of interest expense on debt incurred to complete the acquisitions and the related goodwill. The remaining $3.2 million increase is primarily a result of incremental revenues, improved gross margin and lower interest expense (excluding debt related to acquisitions) in 1998 compared to the previous year.

Compared to 1997, the provision for income taxes increased by $1.4 million to $5.1 million for the first three months of 1998, as a result of the increase in income before taxes. The Company's effective tax rate was 38.8% in the
first quarter of 1998 compared to 41.0% in the first quarter of 1997.   The
lower effective rate is due to the tax savings from the Foreign Sales Corporation (the "FSC"), the lower statutory tax rate in Finland compared to the U.S., and the implementation of other tax strategies, partly offset by an increase in nondeductible goodwill resulting from the acquisitions.

Net income for the three months of 1998 increased $2.8 million (52%) to $8.1 million ($0.49 diluted earnings per share) from $5.3 million ($0.34 diluted earnings per share) for the same period in 1997. Net income for the three months of 1998 included approximately $0.7 million ($0.04 diluted earnings per share) in incremental income from acquisitions. Excluding the incremental income from acquisitions, net income increased $2.1 million (40%) for the quarter, an $0.11 diluted earnings per share improvement, due to revenue growth, price increases for petroleum products, improvements in manufacturing operations and a lower tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Operating Working Capital

During the three months ended March 31, 1998, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $15.8 million to $68.0 million, with the acquisitions causing $12.1 million of this increase. The remaining increase in operating working capital was due to an increase in inventory and receivables offset partially by the increase in accounts payable and accrued liabilities. Receivables increased $19.2 million since the end of 1997, of which $11.4 million was due to acquisitions. The remaining receivables increase was due to higher revenues in 1998 compared to 1997 and the timing of the sales within the first quarter of 1998.

Inventories increased $16.5 million to $64.8 million at March 31, 1998 compared to December 31, 1997. The acquisitions generated $13.0 million of this increase. The remaining increase in inventory was due to longer lead times on material. The $19.8 million increase in accounts payable and accrued liabilities resulted from the acquisitions ($12.3 million) and increased capital expenditures, inventory purchases and expenses.

Cash Flows

During the three months of 1998, the Company generated cash flows from operations totaling $8.9 million, an increase of $5.5 million (160%) over the comparable period in 1997. This increase was primarily the result of the increase in net income and accounts payable and accrued liabilities as discussed previously. The increase in receivables and inventories partially offset the cash inflows. The Company borrowed $40.0 million to finance the purchase of the acquisitions, and issued $10.5 million of stock to fund the balance of the purchase price for Geoquip. The remaining cash flows enabled the Company to expend $2.3 million on capital expenditures and repay $4.1 million of long-term debt, resulting in an increase in the cash balance of $3.1 million as of March 31, 1998. During this three month period, the Company borrowed $18.0 million under a new revolving credit facility and utilized the funds to repay all outstanding commitments under its previous credit facility.

Capital Expenditures and Commitments

Capital projects to increase operating efficiency and flexibility, expand production capacity and product quality resulted in expenditures of $2.3 million in the first three months of 1998. This was $1.2 million higher than the level of capital expenditures in the comparable period in 1997. Most of the increase was due to expenditures made for production equipment. Commitments for capital expenditures at March 31, 1998 totaled $12.4 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 1998 will approximate $18 to $21 million, primarily due to the construction of a new manufacturing facility in Peachtree City, Georgia, expenditures made at newly acquired facilities and expenditures for capacity expansion and cost reductions at other operations.

In 1997 the Company announced that it will close its blower manufacturing plant in Syracuse, New York, and consolidate operations at its new site in Georgia. The new plant should be operating by the fourth quarter of 1998, at which time the Syracuse plant will be shut down. The Gardner Denver Blower Division Headquarters will also be moved to the new site to accommodate the Company's strategic growth plans. The Company expects to spend approximately $7.0 million in capital for the facility. The Company will issue industrial revenue bonds in the second quarter of 1998 in connection with this project.

PENDING LITIGATION

The Company was a defendant (together with its former parent, Cooper Industries, Inc.) in a lawsuit alleging misappropriation of trade secrets and interference with contractual relations in connection with research and development of single screw design technology and its related manufacturing techniques. On May 1, 1998, the case was disposed of by settlement between the parties in which the Company paid no monies but agreed not to use the single screw design technology for a period of two years. The Company does not currently use this technology in the manufacture of any of its products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.
---------------

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions; all but one of which are of an ordinary or routine nature incidental to the operations of the Company.

On June 23, 1995, the Dresser-Rand Company and Bernard Zimmern filed suit in the Circuit Court of the Eighth Judicial Circuit of Adams County Illinois, against Cooper Industries, Inc. (the former parent company of Gardner Denver) and Gardner Denver alleging misappropriation of trade secrets and interference with contractual relations in connection with research and development of single screw design technology and its related manufacturing techniques. The suit requested $4.7 million in compensatory damages and an unspecified amount in punitive damages.

On May 1, 1998, the case was disposed of by settlement between the parties in which the Company paid no monies but agreed not to use the single screw design technology for a period of two years. The Company does not currently use this technology in the manufacture of any of its products.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits:

      2.0 Asset Purchase Agreement, dated as of December 23, 1997, among Gardner Denver Machinery Inc., Champion Pneumatic Machinery Company, Inc. and CRL Industries, Inc., filed as Exhibit 2.0 to Gardner Denver Machinery Inc.'s Current Report on Form 8-K, dated January 29, 1998, and incorporated herein by reference.

      10.0 Credit Agreement, dated as of January 20, 1998, among Gardner Denver Machinery Inc., The First National Bank of Chicago and the lenders named therein, with exhibits thereto.

      11.0 Computation of earnings per share for the three months ended March 31, 1998 and March 31, 1997.

      27.0  Financial Data Schedule.

(b)   Reports on Form 8-K

      During the quarter ended March 31, 1998 the Company filed a Current Report on Form 8-K, dated January 29, 1998, related to its acquisition of Champion. This Form 8-K included a description of the acquisition (Item 2). Pursuant to Rule 3.05 and to Article 11 of Regulation S-X, audited financial statements of Champion were not required for any period and pro forma financial information was not required.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GARDNER DENVER, INC.


Date: May 14, 1998            By:   /s/Ross J. Centanni
                                  --------------------------------------------
                                    Ross J. Centanni
                                    President and Chief Executive Officer



Date: May 14, 1998            By:   /s/Philip R. Roth
                                  --------------------------------------------
                                    Philip R. Roth
                                    Vice President, Finance and
                                    Chief Financial Officer

                          GARDNER DENVER MACHINERY INC.


                                 EXHIBIT INDEX

EXHIBIT
NO.                              DESCRIPTION

 2.0        Asset Purchase Agreement, dated as of December 23, 1997, among
            Gardner Denver Machinery Inc., Champion Pneumatic Machinery
            Company, Inc. and CRL Industries, Inc., filed as Exhibit 2.0 to
            Gardner Denver Machinery Inc.'s Current Report on Form 8-K, dated
            January 29, 1998, and incorporated herein by reference.

10.0        Credit Agreement, dated as of January 20, 1998, among Gardner
            Denver Machinery Inc., The First National Bank of Chicago and the lenders named therein, with exhibits thereto.


11.0        Computation of earnings per share for the three months ended
            March 31, 1998 and March 31, 1997.

27.0        Financial Data Schedule.