Form 10-Q/A
period 1998-03-31
GARDNER DENVER INC
filed 1998-05-27
CIK 916459

                                  FORM 10-Q/A

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

================================================================================

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             GARDNER DENVER MACHINERY INC.
                          CONSOLIDATED STATEMENT OF OPERATIONS
                    (dollars in thousands, except per share amounts)
                                      (Unaudited)
                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                -----------------------
                                                                  1998           1997
                                                                --------       --------
Revenues                                                         $89,792        $66,075

Costs and Expenses:
    Cost of sales (excluding depreciation
         and amortization)                                        59,398         44,453
    Depreciation and amortization                                  2,895          2,260
    Selling and administrative expenses                           12,954          9,361
    Interest expense                                               1,179            977
    Other expense                                                    155             --
                                                                 -------        -------

Income before income taxes                                        13,211          9,024
Provision for income taxes                                         5,130          3,700
                                                                 -------        -------

Net income                                                       $ 8,081        $ 5,324
                                                                 =======        =======


Basic earnings per share                                         $  0.51        $  0.36
                                                                 =======        =======
Diluted earnings per share                                       $  0.49        $  0.34
                                                                 =======        =======




             The accompanying notes are an integral part of this statement.

                                  GARDNER DENVER MACHINERY INC.
                                    CONSOLIDATED BALANCE SHEET
                         (dollars in thousands, except per share amounts)
                                                                     (Unaudited)
                                                                      MARCH 31,       DECEMBER 31,
                                                                        1998              1997
                                                                     -----------      ------------
            ASSETS
Current assets:
     Cash and equivalents                                             $ 11,969          $  8,831
     Receivables, net                                                   81,553            62,307
     Inventories, net                                                   64,782            48,324
     Deferred income taxes                                               3,858             2,784
     Other                                                               2,419             2,637
                                                                      --------          --------
            Total current assets                                       164,581           124,883
                                                                      --------          --------

Property, plant and equipment, net                                      47,994            37,530
Intangibles, net                                                       114,230            85,524
Deferred income taxes                                                   13,672            15,845
Other assets                                                             5,131             5,356
                                                                      --------          --------
            Total assets                                              $345,608          $269,138
                                                                      ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                             $    459          $    459
     Accounts payable and accrued liabilities                           78,320            58,471
                                                                      --------          --------
            Total current liabilities                                   78,779            58,930
                                                                      --------          --------

Long-term debt, less current maturities                                 87,061            51,227
Postretirement benefits other than pensions                             52,075            52,977
Other long-term liabilities                                              4,791             2,393
                                                                      --------          --------
            Total liabilities                                          222,706           165,527
                                                                      --------          --------

Stockholders' equity:
   Common stock, $.01 par value; 50,000,000 shares
          authorized; 16,100,656 shares issued and
          outstanding at March 31, 1998                                    161               154
    Capital in excess of par value                                     151,283           139,524
    Treasury stock at cost, 40,474 shares at
         March 31, 1998                                                   (914)             (333)
    Retained deficit                                                   (25,351)          (33,432)
    Cumulative translation adjustments                                  (2,277)           (2,302)
                                                                      --------          --------
            Total stockholders' equity                                 122,902           103,611
                                                                      --------          --------
            Total liabilities and stockholders' equity                $345,608          $269,138
                                                                      ========          ========

                  The accompanying notes are an integral part of this statement.

                                           GARDNER DENVER MACHINERY INC.
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (dollars in thousands)
                                                    (Unaudited)
                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                              ---------------------
                                                                                                1998         1997
                                                                                              --------     --------
Cash flows from operating activities:
   Net income                                                                                 $  8,081     $ 5,324
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                             2,895       2,260
       Stock issued for employee benefit plans                                                     466         355
       Deferred income taxes                                                                       848        (800)
   Changes in assets and liabilities:
       Receivables                                                                              (9,096)     (7,317)
       Inventories                                                                              (3,620)         97
       Accounts payable and accrued liabilities                                                  9,967       3,483
       Other assets and liabilities, net                                                          (558)         37
                                                                                              --------     -------
            Net cash provided by operating activities                                            8,983       3,439
                                                                                              --------     -------

Cash flows from investing activities:
   Business acquisitions, net of cash acquired                                                 (39,602)         --
   Foreign currency hedging transactions                                                         1,278          --
   Capital expenditures                                                                         (2,266)     (1,040)
                                                                                              --------     -------
            Net cash used for investing activities                                             (40,590)     (1,040)
                                                                                              --------     -------

Cash flows from financing activities:
   Principal payments on long-term debt                                                        (22,106)     (6,368)
   Proceeds from long-term borrowings                                                           57,950          --
   Debt issuance costs                                                                             (67)         --
   Proceeds from stock options, net of
     treasury stock transactions                                                                   219         219
                                                                                              --------     -------
            Net cash provided by (used for) financing
              activities                                                                        35,996      (6,149)
                                                                                              --------     -------

Effect of exchange rate changes                                                                 (1,251)         --
                                                                                              --------     -------

Increase (decrease) in cash and equivalents                                                      3,138      (3,750)
                                                                                              --------     -------
Cash and equivalents, beginning of period                                                        8,831       8,610
                                                                                              --------     -------
Cash and equivalents, end of period                                                           $ 11,969     $ 4,860
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

                              GARDNER DENVER, INC.


Date: May 26, 1998            By:   /s/Ross J. Centanni
                                  -----------------------------------------
                                    Ross J. Centanni
                                    President and Chief Executive Officer



Date:  May 26, 1998           By:   /s/Philip R. Roth
                                  -----------------------------------------
                                    Philip R. Roth
                                    Vice President, Finance and
                                    Chief Financial Officer