Form 10-Q
period 1998-06-30
GARDNER DENVER INC
filed 1998-08-14
CIK 916459

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

                                FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1998

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13215

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

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 10, 1998: 16,192,157 shares.

===============================================================================

                                 PART I
                          FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                 GARDNER DENVER, INC.
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                   (dollars in thousands, except per share amounts)
                                                     (Unaudited)

                                                         Three Months Ended
                                                               June 30,
                                                       -----------------------
                                                         1998            1997
                                                       --------        -------
Revenues                                               $103,509        $69,447

Costs and Expenses:
    Cost of sales (excluding depreciation
      and amortization)                                  70,131         45,743
    Depreciation and amortization                         3,221          2,190
    Selling and administrative expenses                  13,738          9,292
    Interest expense                                      1,386            936
    Other expense                                           123             --
                                                       --------        -------

Income before income taxes                               14,910         11,286
Provision for income taxes                                5,710          4,473
                                                       --------        -------

Net income                                             $  9,200        $ 6,813
                                                       ========        =======


Basic earnings per share                               $   0.57        $  0.45
                                                       ========        =======
Diluted earnings per share                             $   0.55        $  0.43
                                                       ========        =======


     The accompanying notes are an integral part of this statement.

                                                 GARDNER DENVER, INC.
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                   (dollars in thousands, except per share amounts)
                                                     (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                       -----------------------
                                                         1998           1997
                                                       --------       --------
Revenues                                               $193,301       $135,522

Costs and Expenses:
    Cost of sales (excluding depreciation
      and amortization)                                 129,529         90,196
    Depreciation and amortization                         6,116          4,450
    Selling and administrative expenses                  26,692         18,653
    Interest expense                                      2,565          1,913
    Other expense                                           278             --
                                                       --------       --------

Income before income taxes                               28,121         20,310
Provision for income taxes                               10,840          8,173
                                                       --------       --------

Net income                                             $ 17,281       $ 12,137
                                                       ========       ========


Basic earnings per share                               $   1.08       $   0.81
                                                       ========       ========
Diluted earnings per share                             $   1.04       $   0.77
                                                       ========       ========




     The accompanying notes are an integral part of this statement.

                                                 GARDNER DENVER, INC.
                                              CONSOLIDATED BALANCE SHEET
                                   (dollars in thousands, except per share amounts)
                                                     (Unaudited)

                                                           June 30,          December 31,
                                                             1998               1997
                                                           --------          ------------
           ASSETS
Current assets:
     Cash and equivalents                                  $ 11,546            $  8,831
     Receivables, net                                        86,507              62,307
     Inventories, net                                        62,617              48,324
     Deferred income taxes                                    5,281               2,784
     Other                                                    1,935               2,637
                                                           --------            --------
          Total current assets                              167,886             124,883
                                                           --------            --------

Property, plant and equipment, net                           49,897              37,530
Intangibles, net                                            113,254              85,524
Deferred income taxes                                        13,290              15,845
Other assets                                                  4,452               5,356
                                                           --------            --------
          Total assets                                     $348,779            $269,138
                                                           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                  $    804            $    459
     Accounts payable and accrued liabilities                69,918              58,471
                                                           --------            --------
          Total current liabilities                          70,722              58,930
                                                           --------            --------

Long-term debt, less current maturities                      89,536              51,227
Postretirement benefits other than pensions                  50,958              52,977
Other long-term liabilities                                   4,983               2,393
                                                           --------            --------
          Total liabilities                                 216,199             165,527
                                                           --------            --------

Stockholders' equity:
   Common stock, $.01 par value; 50,000,000 shares
          authorized; 16,131,480 shares issued and
          outstanding at June 30, 1998                          161                 154
    Capital in excess of par value                          151,884             139,524
    Treasury stock at cost, 40,724 shares at
         June 30, 1998                                         (921)               (333)
    Retained deficit                                        (16,314)            (33,432)
    Cumulative translation adjustments                       (2,230)             (2,302)
                                                           --------            --------
          Total stockholders' equity                        132,580             103,611
                                                           --------            --------
          Total liabilities and stockholders' equity       $348,779            $269,138
                                                           ========            ========

           The accompanying notes are an integral part of this statement.


                                     GARDNER DENVER, INC.
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (dollars in thousands)
                                         (Unaudited)
                                                                         Six Months Ended
                                                                             June 30,
                                                                      -----------------------
                                                                        1998           1997
                                                                      --------       --------
Cash flows from operating activities:
     Net income                                                       $ 17,281       $ 12,137
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                  6,116          4,450
          Stock issued for employee benefit plans                          963            725
            Deferred income taxes                                         (189)        (1,021)
     Changes in assets and liabilities:
          Receivables                                                  (13,953)        (6,508)
          Inventories                                                   (1,373)         1,859
          Accounts payable and accrued liabilities                       1,766          1,760
          Other assets and liabilities, net                               (470)        (2,023)
                                                                      --------       --------
                Net cash provided by operating activities               10,141         11,379
                                                                      --------       --------

Cash flows from investing activities:
     Business acquisitions, net of cash acquired                       (39,295)       (26,153)
     Foreign currency hedging transactions                                 851             --
     Capital expenditures                                               (6,269)        (2,475)
                                                                      --------       --------
                Net cash used for investing activities                 (44,713)       (28,628)
                                                                      --------       --------

Cash flows from financing activities:
     Principal payments on long-term debt                              (28,890)        (9,435)
     Proceeds from long-term borrowings                                 67,450         23,000
     Debt issuance costs                                                   (67)            --
     Proceeds from stock options, net of
       treasury stock transactions                                         316            762
     Other                                                                (163)            --
                                                                      --------       --------
          Net cash provided by financing activities                     38,646         14,327
                                                                      --------       --------

Effect of exchange rate changes                                         (1,359)            --
                                                                      --------       --------

Increase (decrease) in cash and equivalents                              2,715         (2,922)
                                                                      --------       --------
Cash and equivalents, beginning of period                                8,831          8,610
                                                                      --------       --------
Cash and equivalents, end of period                                   $ 11,546       $  5,688
                                                                      ========       ========

                The accompanying notes are an integral part of this statement.

                         NOTES TO FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies.

Basis of Presentation. The accompanying financial statements include the accounts of Gardner Denver, Inc. ("Gardner Denver" or the "Company") and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. Investments in entities in which the Company has twenty to fifty percent ownership are accounted for by the equity method.

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

Financial Instruments. Off balance sheet derivative financial instruments as of June 30, 1998 consist of an interest rate swap agreement used to fix interest rates on floating rate debt. Included on the balance sheet is a foreign currency forward contract in Finnish Marka to hedge foreign exchange risk on the Company's investment in its Finnish subsidiary, Oy Tamrotor Ab ("Tamrotor"). The contract is marked to market and both unrealized and realized gains and losses are included in the cumulative translation adjustments component of stockholders' equity.

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

On January 29, 1998, the Company purchased substantially all of the assets and assumed certain agreed upon liabilities of Champion Pneumatic Machinery Company, Inc. ("Champion"), a subsidiary of CRL Industries, Inc., for approximately $23.7 million. Champion is located in Princeton, Illinois. The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in cost in excess of net assets acquired of $17.8 million.

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

All acquisitions have been accounted for by the purchase method, and accordingly, the results of operations of Tamrotor, Geoquip, Champion and Wittig are included in the Company's Consolidated Statement of Operations from the dates of acquisition. Certain estimates of fair market value of assets received and liabilities assumed were made with adjustments to each
separate company's historical financial statements.   The estimates and
adjustments for the acquisitions of Geoquip, Champion and Wittig have not been finalized.

Note 3.  Income Taxes.

In the first six months of 1998 and 1997, the Company paid $11.3 million and $8.6 million, respectively, to the various taxing authorities and recognized $10.8 million and $8.2 million, respectively, in income tax expense.

Note 4.  Inventories.

                                                                   June 30,     December 31,
                                                                     1998           1997
                                                                   --------     ------------
Raw materials, including parts and
  subassemblies                                                    $ 57,365       $ 47,992
Work-in-process                                                      12,137          9,667
Finished goods                                                       15,445         11,003
Perishable tooling and supplies                                       2,571          2,571
                                                                   --------       --------
                                                                     87,518         71,233
Excess of current standard costs
  over LIFO costs                                                   (12,036)       (10,964)
Allowance for obsolete and slow-
  moving inventory                                                  (12,865)       (11,945)
                                                                   --------       --------
      Inventories, net                                             $ 62,617       $ 48,324
                                                                   ========       ========

Note 5.  Long-term Debt and Other Borrowing Arrangements.

Long-term debt at June 30, 1998 consisted of certain notes and credit facilities due between 2000 and 2018. In September 1996, the Company entered into an unsecured senior note agreement for $35 million. This debt has a ten-year final, seven-year average maturity with principal payments beginning in 2000. In January 1998, the Company refinanced its existing bank debt with an unsecured five-year revolving loan. The total credit line available on the revolving loan is $125 million, of which $81 million remained available for additional borrowings or to issue as letters of credit at June 30, 1998. The revolving loan will mature on January 20, 2003. On April 23, 1998, the Fayette County Development Authority issued $9.5 million in Industrial Revenue Bonds, on behalf of the Company, to finance the cost of constructing and equipping the Company's new manufacturing facility in Peachtree City, Georgia. These variable rate bonds mature on March 1, 2018. Maturities of long-term debt for the five years subsequent to June 30, 1998 are $0.8 million for 1999; $0.6 million for 2000; $5.3 million for 2001; $5.1 million for 2002; and $49.1 million for 2003.

Total interest expense during the first six months of 1998 and 1997 totaled $2.6 and $1.9 million, respectively. Interest paid for the first six months of 1998 totaled $2.5 million, while the interest paid for the first six months of 1997 was $2.0 million.

Note 6.  Earnings per share.

The 1998 and 1997 basic earnings per share for the three month period ended June 30 were calculated based on 16,114,626 and 15,025,385 weighted average shares outstanding, respectively. The 1998 and 1997 basic earnings per share for the six month period ended June 30 were calculated based on 16,034,526 and 14,934,717 weighted average shares outstanding, respectively. The 1998 and 1997 diluted earnings per share for the three month period ended June 30 were calculated based on 16,708,154 and 15,799,083 weighted average shares
outstanding.   The 1998 and 1997 diluted earnings per share for the six month period ended June 30 were calculated based on 16,680,102 and 15,738,666 weighted average shares outstanding.

Basic and diluted weighted average shares outstanding were adjusted for the stock split effected on December 29, 1997. The basic and diluted earnings per share were calculated in accordance with Statement of Financial Accounting Standards 128 ("SFAS 128").

Note 7.  Interest Rate Swap Agreements.

At June 30, 1998, the Company had an interest rate swap agreement with a commercial bank (the "Counter Party") outstanding, having a notional principal amount of $15 million. The swap provides a fixed interest rate of 6%. The interest rate swap terminated in November 1997, but was extended for one additional year at the option of the Counter Party. The Company is exposed to credit loss in the event of nonperformance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such nonperformance.

Note 8.  Comprehensive Income.

In June 1997, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components. Effective January 1, 1998, the Company adopted SFAS No. 130. For the six months ended June 30, 1998 and 1997, comprehensive income was $17.3 million and $12.2 million, respectively. For the three months ended June 30, 1998 and 1997, comprehensive income was $9.2 million and $6.9 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of changes in cumulative translation adjustments and a foreign currency hedge in 1998. In 1997, the adjustment from net income to comprehensive income consists solely of changes in cumulative translation adjustments. The net impact of these items was minimal in each year.

Note 9.  New Accounting Standards.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability, measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and will be adopted at that time. The Company has reviewed its current derivative instruments and hedging activities and has determined that the adoption of SFAS No. 133 would not have a material impact on its financial statements as of June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Revenues

Revenues increased $57.8 million (43%) to $193.3 million for the six months ended June 30, 1998, compared to the same period of 1997. Incremental revenues from acquisitions completed since June 1997 contributed $42.5 million of this increase. Excluding acquisitions, revenues increased $15.3 million (11%) over the same period of 1997. See Note 2 to the Financial Statements contained in this document for further information on the Company's recent acquisitions.

For the six months ended June 30, 1998, revenues for the Compressed Air Products segment increased $41.5 million (39%) to $148.1 million compared to the same period of 1997. Excluding acquisitions, which contributed $37.7 million, compressor products revenues increased $3.8 million (4%), primarily related to growth in the U.S. economy, increased shipments of engineered packages and penetration of niche markets such as field gas gathering. Petroleum Products segment revenues increased $16.3 million (56%) in the six months ended June 30, 1998, compared to the same period of 1997. An acquisition contributed $4.8 million of this increase. Excluding this acquisition, petroleum products revenues increased $11.5 million (40%), primarily as a result of growth in oil and gas well drilling and stimulation over the last eighteen months. The Company has been able to leverage its manufacturing operations and administrative expenses, and obtain significant price increases in the Petroleum Products segment as a result of the increased demand for petroleum products.

For the three months ended June 30, 1998, revenues were $103.5 million, compared to $69.4 million in the same period of 1997. Approximately $26.5 million of this increase is attributable to incremental revenues from acquisitions which the Company has completed since June 1997. Excluding incremental revenues from acquisitions, revenues increased approximately $7.6 million (11%) for the quarter, compared to the same period of 1997.

Revenues for the Compressed Air Products segment increased $23.9 million (44%) to $78.1 million for the quarter ended June 30, 1998, compared to $54.2 million for the same period of 1997 as a result of incremental revenues from acquisitions. Petroleum Products segment revenues increased 66% to $25.4 million for the quarter ended June 30, 1998, compared to the same period of 1997. Incremental revenues from acquisitions generated $2.5 million of the $10.1 million increase in petroleum products revenues. The remaining increase was primarily a result of increased drilling and stimulation activity over the last eighteen months.

Compared to the first quarter of 1998, the Company's revenues increased $13.7 million in the three-month period ending June 30, 1998. Petroleum Products segment revenues increased $5.7 million (29%) in the second quarter of 1998, compared to the first quarter of 1998, primarily due to shipments of drilling pumps ordered in the fourth quarter of 1997. Revenues for the

Compressed Air Products segment increased $8.0 million (12%), due primarily to incremental revenues from acquisitions.

In general, demand for compressor products follows economic growth patterns as indicated by the rate of change in GDP and industrial production. In the U.S., orders for compressor products declined somewhat in the second quarter of 1998, compared to the same period of 1997 and to the first quarter of 1998, as a result of uncertainty concerning the economy's rate of growth. In Europe, demand for compressor products increased during the second quarter of 1998, as a result of improving economic conditions in this region. Demand for petroleum products correlates with the prices of oil and natural gas. Future increases in demand for these products is dependent upon further appreciation in oil and gas prices.

Costs and Expenses

Gross margins (defined as sales less cost of sales excluding depreciation and amortization) for the six month period of 1998 increased $18.5 million (41%) to $63.8 million from $45.3 million in the same period of 1997. Gross margin as a percentage of revenues decreased to 33.0% in the six month period of 1998 from 33.4% in the same period of 1997. Excluding the effect of the acquisitions, gross margin as a percentage of revenues increased to 33.7%. Increases in gross margin are primarily attributable to increased volume, with some improvement resulting from cost reduction efforts, such as manufacturing process improvements, and price increases for petroleum products which were implemented in 1997. For the second quarter of 1998, the gross margin increased $9.7 million (41%) to $33.4 million from $23.7 million in the same period of 1997. Gross margin as a percentage of revenues declined to 32.2% in the three month period of 1998 from 34.1% in the same period of 1997. Excluding the effect of the acquisitions, gross margin as a percentage of revenues decreased to 33.5% for the three month period of 1998. For the three month period, the decrease in gross margin as a percentage of revenues is primarily attributable to the Company incurring expenses related to a plant relocation, which is planned to occur in the fourth quarter of 1998 and an unfavorable mix of shipments compared to the same period of the previous year.

Depreciation and amortization increased 37% to $6.1 million in the first six months of 1998, compared with $4.5 million for the same period of 1997. For the second quarter, depreciation and amortization increased 47% to $3.2 million, compared with $2.2 million for the same period of 1997. The increases in depreciation and amortization expense in both the six and three month periods, compared to the previous year, were due to the acquisitions and capital expenditures. Depreciation and amortization as a percentage of revenues was 3.2% and 3.1% for the respective three and six-month periods of 1998, which was relatively unchanged from the comparable periods of 1997.

Selling and administrative expenses increased in the first six months of 1998 by 43% to $26.7 million from $18.7 million for the same period of 1997. Approximately $6.9 million of the $8.0 million increase is attributable to newly acquired operations. For the second quarter of 1998, selling and administrative expenses increased 48% to $13.7 million from $9.3 million in the same period of 1997, primarily due to newly acquired operations. As a percentage of revenues, selling and administrative expenses were 13.3% and 13.8% for the respective three and six-month periods of 1998, which was relatively unchanged from the comparable periods of 1997.

As a result of the significant volume increases in petroleum product revenues, this business segment has leveraged its fixed and semi-fixed costs to generate improvements in operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses excluding corporate administrative expenses). Significant price increases for this segment have also contributed to this improvement. For the second quarter of 1998, the Petroleum Products segment generated operating margins of 24.6%, compared to 21.6% for the same period of 1997. The Compressed Air Products segment generated operating margins of 13.7% for the second quarter of 1998, a decline from the 17.1% for the comparable three month period of 1997. This decline is primarily due to newly acquired operations which currently generate a lower operating margin (after amortization of goodwill associated with the acquisitions) than does the balance of the Company's existing operations. Excluding the incremental effect of acquisitions completed since June 1997 on the results of 1998, the operating margin for compressor products would have remained flat at 17.1%.

Interest expense increased $0.7 million (34%) for the six month period of 1998 compared to the same period of 1997, due to incremental debt incurred for the acquisitions. The average interest rate for the six-month period of 1998 was 6.2% compared to 7.5% for the same period of 1997, primarily due to lower interest rates on incremental borrowings. During the second quarter of 1998, interest expense increased $0.5 million (48%) to $1.4 million compared to the same period in 1997 due to incremental debt incurred for acquisitions. See Note 5 to the Financial Statements contained in this document for further information on the Company's borrowing arrangements.

Income before income taxes improved $7.8 million (38%) for the six months ended June 30, 1998, compared to the same period of 1997. Approximately $1.7 million of this increase is attributable to the acquisitions, net of interest expense on debt incurred to complete the acquisitions and the related amortization of goodwill. The remaining $6.1 million increase is primarily a result of incremental revenues, improved gross margin and lower interest expense (excluding debt related to acquisitions) in 1998 compared to the previous year. Income before income taxes improved $3.6 million (32%) for the second quarter of 1998, compared to the same period in 1997. Approximately $0.6 million of this increase is attributable to the acquisitions, net of interest expense on debt incurred to complete the acquisitions and the related amortization of goodwill. The remaining $3.0 million increase is attributable to incremental revenues and lower interest expense (excluding debt related to acquisitions).

Compared to 1997, the provision for income taxes increased by $2.7 million to $10.8 million for the first six months of 1998 and by $1.2 million to $5.7 million for the second quarter of 1998, as a result of the increase in income before taxes. The Company's effective tax rate was 38.5% for the first six months of 1998, compared to 40.2% for the first six months of 1997; and 38.3% for the second quarter of 1998, compared to 39.6% for the second quarter of 1997. The lower effective rate in 1998 is due to the tax savings from the Foreign Sales Corporation (the "FSC"), the lower statutory tax rate in Finland compared to the U.S., and the implementation of other tax strategies, partly offset by an increase in nondeductible goodwill resulting from some of the acquisitions.

Net income for the six months ended June 30, 1998 increased $5.1 million
(42%) to $17.3 million ($1.04 diluted earnings per share), compared to $12.1 million ($0.77 diluted earnings per share) for the same period of 1997. Acquisitions provided $1.1 million ($0.07 diluted earnings per share) of the net income increase in the six month period of 1998. The remaining $4.0 million ($0.20 diluted earnings per share) increase is a result of revenue growth, price increases for petroleum products and leverage of manufacturing costs and administrative expenses as volume increased. Net income for the second quarter of 1998 increased $2.4 million (35%) to $9.2 million ($0.55 diluted earnings per share) from $6.8 million ($0.43 diluted earnings per share) for the same period in 1997. Net income for the second quarter of 1998 included approximately $0.5 million ($0.03 diluted earnings per share) in incremental income from acquisitions. Excluding the incremental income from acquisitions, net income increased $1.9 million (28%) for the quarter, a $0.09 diluted earnings per share improvement, for the reasons discussed previously.

Liquidity and Capital Resources

Operating Working Capital

During the six months ended June 30, 1998, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $27.0 million to $79.2 million, with the acquisitions causing $12.9 million of this increase. The remaining increase in operating working capital was due to an increase in inventory and receivables. Receivables increased $24.2 million since the end of 1997, of which $12.1 million was due to acquisitions. The remaining increase in receivables was due to higher revenues in 1998 compared to 1997, the timing of the sales within the second quarter of 1998, and a delay in payments by a key customer which should be resolved prior to December 31, 1998.

Inventories increased $14.3 million to $62.6 million at June 30, 1998, compared to December 31, 1997. The acquisitions generated $13.0 million of this increase. The remaining increase in inventories was due to longer lead times on purchased material requiring higher levels of safety stock. The $11.4 million increase in accounts payable and accrued liabilities is primarily attributable to the acquisitions.

Cash Flows

During the six months of 1998, the Company generated cash flows from operations totaling $10.1 million, a decrease of $1.2 million (11%) compared to the same period in 1997. This decrease was primarily the result of the increase in receivables, as discussed previously. The increase in receivables and inventories was partially offset by higher net income. During this six month period, the Company borrowed $18.0 million under a new revolving credit facility and utilized the funds to repay all outstanding commitments under its previous credit facility. The Company also borrowed $40.0 million to finance the purchase of acquisitions, and issued $10.5 million of stock to fund the balance of the purchase price for Geoquip. In April of 1998, the Fayette County Development Authority issued $9.5 million in Industrial Revenue Bonds on the Company's behalf to finance the construction of the Peachtree City, Georgia facility, as discussed below.
The remaining cash flows enabled the Company to expend $6.3 million on capital expenditures and repay $28.9 million of long-term debt, resulting in an increase in the cash balance of $2.7 million as of June 30, 1998.

Capital Expenditures and Commitments

Capital projects to increase operating efficiency and flexibility, expand production capacity and product quality resulted in expenditures of $6.3 million in the first six months of 1998. This was $3.8 million higher than the level of capital expenditures in the comparable period in 1997. Most of the increase was due to expenditures made for production equipment and construction of the new manufacturing facility in Peachtree City, Georgia. Commitments for capital expenditures at June 30, 1998 totaled $11.3 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 1998 will approximate $18 to $21 million, primarily due to the construction of the new facility in Georgia, expenditures made at newly acquired facilities and expenditures for capacity expansion and cost reductions at other operations.

In 1997 the Company announced that it will close its blower manufacturing plant in Syracuse, New York, and consolidate operations at its new site in Georgia. The new plant should be operating by the fourth quarter of 1998, at which time the Syracuse plant will be shut down. The Company expects to spend approximately $7.0 million in capital for the facility.

Impact of the Year 2000 Issue

The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or statements, perform material requirements planning or engage in similar normal business activities.

The Company believes the 1997 implementation of its integrated management information system addresses the Year 2000 Issue for the programs replaced with the new system. The Company has completed its assessment of the impact of the Year 2000 Issue on other parts of its business, including embedded systems not involving information technology. The Company expects to implement the remaining upgrades necessary to address the Year 2000 Issue by the first quarter of 1999 without a material impact on the results of operations. These upgrades include significant enhancements other than addressing the Year 2000 Issue.

The Company is communicating with its significant suppliers and large customers to determine the extent to which the Company would be vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company also plans to perform on-site review of critical suppliers and is considering contingency plans, if needed. The success of the Company's suppliers and customers in remediating their respective Year 2000 Issue is not within the Company's control, but the Company does not currently expect that its operations will be materially impacted by the Year 2000 Issue due to its suppliers or customers.

Cautionary Statements Regarding Forward-Looking Statements

This Management's Discussion and Analysis contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. Such factors could include among others; the speed with which the Company is able to integrate its recent acquisitions; the level of oil and gas drilling and production, which affects demand for the Company's petroleum products; pricing of Gardner Denver's products; changes in the general level of industrial production and industrial capacity utilization rates in the United States and the rate of economic growth in Europe, which affect demand for the Company's compressor products; the degree to which the Company is able to penetrate niche markets; and the extent to which the Company is able to operate without disruption due to the Year 2000 Issue.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.
---------------

                      PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held pursuant to notice on May 5, 1998. At the Annual Meeting, Frank J. Hansen and Thomas M. McKenna were elected to serve as directors for a three-year term expiring in 2001. There were 14,288,068 affirmative votes cast and 72,379 votes withheld concerning Mr. Hansen's election as a director, and 14,268,251 affirmative votes cast and 92,196 votes withheld concerning Mr. McKenna's election as a director.

At the Annual Meeting, the Company's stockholders approved an amendment to the Company's Articles of Incorporation, changing the corporate name to "Gardner Denver, Inc." There were 14,288,904 affirmative votes cast, 15,241 votes cast against and 116,302 abstaining votes concerning this amendment.

Item 6.  Exhibits and Reports on Form 8-K

(a)   List of Exhibits:

      3.1 Certificate of Incorporation of Gardner Denver, Inc. as amended on May 5, 1998.

      3.2   ByLaws of Gardner Denver, Inc. as amended on May 5, 1998.

      11.1 Computation of earnings per share for the three months ended June 30, 1998 and June 30, 1997.

      11.2 Computation of earnings per share for the six months ended June 30, 1998 and June 30, 1997.

      27.0  Financial Data Schedule.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GARDNER DENVER, INC.


Date: August 13, 1998               By:  /s/Ross J. Centanni
                                       -----------------------------------------
                                         Ross J. Centanni
                                         President and Chief Executive Officer



Date:  August 13, 1998              By:  /s/Philip R. Roth
                                       -----------------------------------------
                                         Philip R. Roth
                                         Vice President, Finance and
                                         Chief Financial Officer

                              GARDNER DENVER, INC.

                                 Exhibit Index
Exhibit
No.                           Description
3.1         Certificate of Incorporation of Gardner Denver, Inc. as amended on May 5, 1998.

3.2         ByLaws of Gardner Denver, Inc. as amended on May 5, 1998.

11.1        Computation of earnings per share for the three months ended June
            30, 1998 and June 30, 1997.

11.2        Computation of earnings per share for the six months ended June
            30, 1998 and June 30, 1997.

27.0        Financial Data Schedule.