Form 10-Q
period 1998-09-30
GARDNER DENVER INC
filed 1998-11-16
CIK 916459

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

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

      Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 10, 1998: 16,081,988 shares.

================================================================================

                           PART I
                   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                                 GARDNER DENVER, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                   (dollars in thousands, except per share amounts)
                                    (Unaudited)


                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                1998              1997
                                                              -------           -------
Revenues                                                      $96,605           $76,451

Costs and Expenses:
    Cost of sales (excluding depreciation
       and amortization)                                       64,024            50,709
    Depreciation and amortization                               3,458             2,614
    Selling and administrative expenses                        13,407            10,099
    Interest expense                                            1,287             1,235
    Other expense                                                 188               130
                                                              -------           -------

Income before income taxes                                     14,241            11,664
Provision for income taxes                                      5,493             4,699
                                                              -------           -------

Net income                                                    $ 8,748           $ 6,965
                                                              =======           =======


Basic earnings per share                                      $  0.54           $  0.46
                                                              =======           =======
Diluted earnings per share                                    $  0.52           $  0.44
                                                              =======           =======


            The accompanying notes are an integral part of this statement.



                                 GARDNER DENVER, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                   (dollars in thousands, except per share amounts)
                                     (Unaudited)


                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               1998              1997
                                                             --------          --------

Revenues                                                     $289,906          $211,973

Costs and Expenses:
    Cost of sales (excluding depreciation
       and amortization)                                      193,553           140,905
    Depreciation and amortization                               9,574             7,064
    Selling and administrative expenses                        40,099            28,752
    Interest expense                                            3,852             3,147
    Other expense                                                 466               130
                                                             --------          --------

Income before income taxes                                     42,362            31,975
Provision for income taxes                                     16,333            12,873
                                                             --------          --------

Net income                                                   $ 26,029          $ 19,102
                                                             ========          ========


Basic earnings per share                                     $   1.62          $   1.27
                                                             ========          ========
Diluted earnings per share                                   $   1.56          $   1.21
                                                             ========          ========






            The accompanying notes are an integral part of this statement.



                                   GARDNER DENVER, INC.
                                CONSOLIDATED BALANCE SHEET
                     (dollars in thousands, except per share amounts)
                                        (Unaudited)



                                                           SEPTEMBER 30,      DECEMBER 31,
                                                               1998               1997
                                                           -------------      ------------

             ASSETS
Current assets:
     Cash and equivalents                                    $ 19,274          $  8,831
     Receivables, net                                          77,740            62,307
     Inventories, net                                          60,247            48,324
     Deferred income taxes                                      5,348             2,784
     Other                                                      3,146             2,637
                                                             --------          --------
          Total current assets                                165,755           124,883
                                                             --------          --------

Property, plant and equipment, net                             54,846            37,530
Intangibles, net                                              112,242            85,524
Deferred income taxes                                          12,607            15,845
Other assets                                                    4,439             5,356
                                                             --------          --------
          Total assets                                       $349,889          $269,138
                                                             ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                    $    303          $    459
     Accounts payable and accrued liabilities                  69,206            58,471
                                                             --------          --------
          Total current liabilities                            69,509            58,930
                                                             --------          --------

Long-term debt, less current maturities                        83,053            51,227
Postretirement benefits other than pensions                    50,004            52,977
Other long-term liabilities                                     5,253             2,393
                                                             --------          --------
          Total liabilities                                   207,819           165,527
                                                             --------          --------


Stockholders' equity:
    Common stock, $.01 par value; 50,000,000 shares
          authorized; 16,204,808 shares issued and
          outstanding at September 30, 1998                       162               154
    Capital in excess of par value                            152,562           139,524
    Treasury stock at cost, 44,793 shares at
         September 30, 1998                                    (1,033)             (333)
    Retained deficit                                           (7,470)          (33,432)
    Cumulative translation adjustments                         (2,151)           (2,302)
                                                             --------          --------
          Total stockholders' equity                          142,070           103,611
                                                             --------          --------
          Total liabilities and stockholders' equity         $349,889          $269,138
                                                             ========          ========



            The accompanying notes are an integral part of this statement.


                                 GARDNER DENVER, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                (dollars in thousands)
                                     (Unaudited)

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                               1998              1997
                                                             --------          --------
Cash flows from operating activities:
    Net income                                               $ 26,029          $ 19,102
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                           9,574             7,064
        Stock issued for employee benefit plans                 1,408             1,075
        Deferred income taxes                                   1,038            (1,736)
    Changes in assets and liabilities:
        Receivables                                            (5,260)           (8,920)
        Inventories                                               641             4,834
        Accounts payable and accrued liabilities               (3,023)            8,251
        Other assets and liabilities, net                      (2,666)           (2,697)
                                                             --------          --------
           Net cash provided by operating activities           27,741            26,973
                                                             --------          --------

Cash flows from investing activities:
    Business acquisitions, net of cash acquired               (37,578)          (27,369)
    Foreign currency hedging transactions                         960                --
    Capital expenditures                                      (11,911)           (4,561)
                                                             --------          --------
           Net cash used for investing activities             (48,529)          (31,930)
                                                             --------          --------

Cash flows from financing activities:
    Principal payments on long-term debt                      (36,877)          (17,541)
    Proceeds from long-term borrowings                         67,450            23,000
    Debt issuance costs                                           (67)               --
    Proceeds from stock options                                   438               792
    Other                                                         (67)               --
                                                             --------          --------
           Net cash provided by financing activities           30,877             6,251
                                                             --------          --------

Effect of exchange rate changes                                   354                61
                                                             --------          --------

Increase in cash and equivalents                               10,443             1,355
                                                             --------          --------
Cash and equivalents, beginning of period                       8,831             8,610
                                                             --------          --------
Cash and equivalents, end of period                          $ 19,274          $  9,965
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Gardner Denver's Annual Report on Form 10-K for the year ended December 31, 1997.

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Financial Instruments. Off balance sheet derivative financial instruments as of September 30, 1998 consist of an interest rate swap agreement used to fix interest rates on floating rate debt. Included on the balance sheet is a foreign currency forward contract in Finnish Marka to hedge foreign currency translation risk associated with the Company's investment in its Finnish subsidiary, Oy Tamrotor Ab ("Tamrotor"). The contract is marked to market and both unrealized and realized gains and losses are included in the cumulative translation adjustments component of stockholders' equity.

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

On January 5, 1998, the Company purchased substantially all of the assets and assumed certain agreed upon liabilities of Geological Equipment Corporation ("Geoquip"), located in Fort Worth, Texas for approximately $12.0 million. The purchase price was paid in cash ($1.5 million) and 430,695 shares of Gardner Denver common stock.
The Company also paid approximately $2 million to acquire patents, previously owned by Geoquip shareholders, for products manufactured by Geoquip. The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in cost in excess of net assets acquired of $8.4 million.

On January 29, 1998, the Company purchased substantially all of the assets and assumed certain agreed upon liabilities of Champion Pneumatic Machinery Company, Inc. ("Champion"), a subsidiary of CRL Industries, Inc., for approximately $23.5 million. Champion is located in Princeton, Illinois. The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in cost in excess of net assets acquired of $16.8 million.

On March 9, 1998, the Company purchased substantially all of the assets and assumed certain agreed upon liabilities of the Wittig Division of Mannesmann Demag A.G. ("Wittig") for approximately $10.5 million. Wittig is located in Schophfeim, Germany. The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in cost in excess of net assets acquired of $1.3 million.

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

NOTE 3.  INCOME TAXES.

In the first nine months of 1998 and 1997, the Company paid
$16.4 million and $11.2 million, respectively, to the various taxing authorities and recognized $16.3 million and $12.9 million, respectively, in income tax expense.

NOTE 4.  INVENTORIES.

                                                           September 30,      December 31,
                                                               1998              1997
                                                           -------------      ------------
Raw materials, including parts and
  subassemblies                                              $ 57,504          $ 47,992
Work-in-process                                                13,435             9,667
Finished goods                                                 15,932            11,003
Perishable tooling and supplies                                 2,571             2,571
                                                             --------          --------
                                                               89,442            71,233
Excess of current standard costs
  over LIFO costs                                             (12,045)          (10,964)
Allowance for obsolete and slow-
  moving inventory                                            (17,150)          (11,945)
                                                             --------          --------
      Inventories, net                                       $ 60,247          $ 48,324
                                                             ========          ========


NOTE 5.  LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS.

Long-term debt at September 30, 1998 consisted of certain notes and credit facilities due between 2000 and 2018. In September 1996, the Company entered into an unsecured senior note agreement for $35 million. This debt has a ten-year final, seven-year average maturity with principal payments beginning in 2000. In January 1998, the Company refinanced its existing bank debt with an unsecured five-year revolving loan. The total credit line available on the revolving loan is $125 million, of which $87 million remained available for additional borrowings or to issue as letters of credit at September 30, 1998. The revolving loan will mature on January 20, 2003. On April 23, 1998, the Fayette County Development Authority issued $9.5 million in Industrial Revenue Bonds, on behalf of the Company, to finance the cost of constructing and equipping the Company's new manufacturing facility in Peachtree City, Georgia. These variable rate bonds mature on March 1, 2018. Maturities of long-term debt for the five years subsequent to September 30, 1998 are $0.3 million for 1999; $5.3 million for 2000; $5.3 million for 2001; $5.1 million for 2002; and $42.9 million for 2003.

Total interest expense during the first nine months of 1998 and 1997 totaled $3.9 and $3.1 million, respectively. Interest paid for the first nine months of 1998 totaled $3.2 million, while the interest paid for the first nine months of 1997 was $2.6 million.

NOTE 6.  EARNINGS PER SHARE.

The 1998 and 1997 basic earnings per share for the three month period ended September 30 were calculated based on 16,184,252 and 15,084,546 weighted average shares outstanding, respectively. The 1998 and 1997 basic earnings per share for the nine month period ended September 30 were calculated based on 16,079,777 and 14,984,660 weighted average shares outstanding, respectively. The 1998 and 1997 diluted earnings per share for the three month period ended September 30 were calculated based on 16,675,874 and 15,882,348 weighted average shares outstanding. The 1998 and 1997 diluted earnings per share for the nine month period ended September 30 were calculated based on 16,673,249 and 15,786,560 weighted average shares outstanding.

Basic and diluted weighted average shares outstanding were adjusted for the stock split effected on December 29, 1997. The basic and diluted earnings per share were calculated in accordance with Statement of Financial Accounting Standards 128 ("SFAS 128").

NOTE 7.  INTEREST RATE SWAP AGREEMENTS.

At September 30, 1998, the Company had an interest rate swap agreement with a commercial bank (the "Counter Party") outstanding, having a notional principal amount of $15 million. The swap provides a fixed interest rate of 6%. The interest rate swap terminates in November 1998. The Company is exposed to credit loss in the event of nonperformance by the Counter Party to the interest rate swap agreement. However, the Company does not anticipate such nonperformance.

NOTE 8.  COMPREHENSIVE INCOME.

In June 1997, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income and its components. Effective January 1, 1998, the Company adopted SFAS No. 130. For the nine months ended September 30, 1998 and 1997, comprehensive income was $26.2 million and $16.8 million, respectively. For the three months ended September 30, 1998 and 1997, comprehensive income was $8.8 million and $4.6 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of changes in cumulative translation adjustments and the realized and unrealized gains and losses on the foreign currency hedge of the Company's investment in a foreign subsidiary.

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

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and will be adopted at that time. The Company has reviewed its current derivative instruments and hedging activities and has determined that the adoption of SFAS No. 133 would not have a material impact on its financial statements as of September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.
Revenues

Revenues increased $77.9 million (37%) to $289.9 million for the nine months ended September 30, 1998, compared to the same period of 1997. Incremental revenues from acquisitions completed since June 1997 contributed $61.0 million of this increase. Excluding acquisitions, revenues increased $16.9 million (8%) over the same period of 1997. See
Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the nine months ended September 30, 1998, revenues for the Compressed Air Products segment increased $57.6 million (35%) to $223.4 million compared to the same period of 1997. Excluding acquisitions, which contributed $53.4 million, compressed air product revenues increased $4.2 million (3%), primarily related to growth in the U.S. economy and penetration of niche markets such as field gas gathering. Petroleum Products segment revenues increased $20.3 million (44%) in the nine months ended September 30, 1998, compared to the same period of 1997. An acquisition contributed $7.6 million of this increase. Excluding this acquisition, petroleum products revenues increased $12.7 million (28%), primarily as a result of shipping drilling pumps from the order backlog that existed at the end of the previous year.

For the three months ended September 30, 1998, revenues were $96.6 million, compared to $76.5 million in the same period of 1997. Approximately $18.5 million of this increase is attributable to incremental revenues from acquisitions which the Company completed in 1998. Excluding incremental revenues from acquisitions, revenues increased approximately $1.6 million (2%) for the quarter, compared to the same period of 1997.

Revenues for the Compressed Air Products segment increased $16.0 million (27%) to $75.3 million for the quarter ended September 30, 1998, compared to $59.3 million for the same period of 1997, primarily as a result of incremental revenues from acquisitions. Excluding incremental acquisition revenues, which generated $15.7 million of the increase, compressed air product revenues increased $0.3 million (1%) in the three month period compared to the previous year. Petroleum Products segment revenues increased 24% to $21.3 million for the quarter ended September 30, 1998, compared to the same period of 1997. Incremental revenues from an acquisition generated $2.8 million of the $4.1 million increase in petroleum products revenues. The remaining increase resulted primarily from shipping products from the order backlog that existed at the end of the previous quarter.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the nine month period ended September 30, 1998 increased $25.3 million (36%) to $96.4 million from $71.1 million in the same period of 1997. Gross margin as a percentage of revenues (gross margin percentage) decreased to 33.2% in the nine month period of 1998 from 33.5% in the same period of 1997. Excluding the effect of the acquisitions, the gross margin percentage increased to 34.1%. For the third quarter of 1998, gross margin increased $6.9 million (27%) to $32.6 million from $25.7 million in the same period of 1997. The gross margin percentage remained flat at 33.7% in the third quarter of 1998 compared to the same period of 1997. Excluding the effect of the acquisitions, the gross margin percentage increased to 34.7% in the third quarter of 1998. Increases in gross margin, for both the three and nine month periods ended September 30, 1998, are primarily attributable to increased volume, with some improvement resulting from cost reduction efforts such as manufacturing process improvements, increased leverage of production overhead costs and price increases for petroleum products which were implemented in 1997. These positive factors were partially offset by incremental expenses related to a plant relocation, which is expected to be completed in the fourth quarter of 1998, and the negative effects of inflation.

Depreciation and amortization increased 36% to $9.6 million in the first nine months of 1998, compared with $7.1 million for the same period of 1997. For the third quarter, depreciation and amortization increased 32% to $3.5 million, compared with $2.6 million for the same period of 1997. The increases in depreciation and amortization expense in both the three and nine month periods, compared to the previous year, were due to the acquisitions and ongoing capital expenditures. Depreciation and amortization as a percentage of revenues was 3.6% and 3.3% for the respective three and nine month periods of 1998, which was relatively unchanged from the comparable periods of 1997.

Selling and administrative expenses increased in the first nine months of 1998 by 40% to $40.1 million from $28.8 million for the same period of 1997. Approximately $9.9 million of the $11.3 million increase is attributable to newly acquired operations. For the third quarter of 1998, selling and administrative expenses increased 33% to $13.4 million from $10.1 million in the same period of 1997, primarily due to newly acquired operations. As a percentage of revenues, selling and administrative expenses were 13.9% and 13.8% for the respective three and nine month periods of 1998, which were somewhat higher than the comparable periods of 1997. The increases are due primarily to expenses related to a plant and division headquarters relocation, which is planned to be completed in the fourth quarter of 1998, and to recently acquired operations.

The Petroleum Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses excluding unallocated corporate administrative expenses) of 23.9% and 23.7% for the three and nine month periods ended September 30, 1998, respectively, as compared to 23.5% and 20.3% for the comparable three and nine month periods of 1997. These improved operating margins were primarily the result of significant volume increases in petroleum product revenues, as this segment has improved the leverage of its manufacturing operations and administrative expenses, and price increases implemented in the second half of 1997. The Compressed Air Products segment generated operating margins of 14.7% and 14.5% for the three and nine month periods ended September 30, 1998, respectively, as compared to 15.8% and 16.2% for the comparable three and nine month periods of 1997. The deterioration in operating margins (as a percentage of revenues) for the three and nine month periods as compared to the prior year is primarily due to newly acquired operations which currently generate a lower operating margin (after amortization of goodwill associated with the acquisitions) than that of the Company's previously existing operations, combined with the incurrence by the Company of expenses associated with a plant and division headquarters relocation which is planned to be completed in the fourth quarter of 1998. Excluding the incremental effect of acquisitions completed this year, the operating margin for compressed air products would have increased to 16.7% in the third quarter of 1998.

Interest expense increased $0.7 million (22%) for the nine month period of 1998 compared to the same period of 1997, due to incremental debt incurred for the acquisitions. The average interest rate for the nine month period of 1998 was 6.1% compared to 7.3% for the same period of 1997, primarily due to lower interest rates on incremental 1998 borrowings. During the third quarter of 1998, interest expense increased $0.1 million (4%) to $1.3 million compared to the same period in 1997. See Note 5 to the Financial Statements for further information on the Company's borrowing arrangements.

Income before income taxes improved $10.4 million (33%) for the nine months ended September 30, 1998, compared to the same period of 1997. Approximately $2.5 million of this increase is attributable to the acquisitions, net of interest expense on debt incurred to complete the acquisitions and the related amortization of goodwill. The remaining $7.9 million increase is primarily a result of incremental revenues, improved gross margin, increased leverage of costs and lower interest expense (excluding debt related to acquisitions) in 1998 compared to the previous year. Income before income taxes improved $2.6 million (22%) for the third quarter of 1998, compared to the same period in 1997. Approximately $1.0 million of this increase is attributable to the acquisitions, net of interest expense on debt incurred to complete the acquisitions and the related amortization of goodwill. The remaining $1.6 million increase is attributable to incremental revenues, improved operating performance and lower interest expense (excluding debt related to acquisitions) as discussed earlier.

Compared to 1997, the provision for income taxes increased by $3.4 million to $16.3 million for the first nine months of 1998 and by $0.8 million to $5.5 million for the third quarter of 1998, as a result of the increase in income before taxes partially offset by a reduction in the Company's overall effective tax rate. The Company's effective tax rate for the three and nine month periods ended September 30, 1998 was 38.6%, compared to 40.3% for the respective periods of 1997. The lower effective tax rate in 1998 is due to the tax savings from the Foreign Sales Corporation (the "FSC"), the lower statutory tax rate in Finland compared to the U.S., and the implementation of other tax strategies, partly offset by an increase in nondeductible goodwill resulting from some of the acquisitions.

Net income for the nine months ended September 30, 1998 increased
$6.9 million (36%) to $26.0 million ($1.56 diluted earnings per share), compared to $19.1 million ($1.21 diluted earnings per share) for the
same  period of 1997.   Acquisitions provided $1.6 million ($0.10
diluted earnings per share) of the net income increase in the nine month period of 1998. The remaining $5.3 million ($0.25 diluted earnings per share) increase is a result of volume growth, price increases for petroleum products and increased leverage of manufacturing costs and administrative expenses as volume increased. Net income for the third quarter of 1998 increased $1.7 million (26%) to $8.7 million ($0.52 diluted earnings per share) from $7.0 million ($0.44 diluted earnings per share) for the same period in 1997. Net income for the third quarter of 1998 included approximately $0.6 million ($0.03 diluted earnings per share) in incremental income from acquisitions. Excluding the incremental income from acquisitions, net income increased $1.1 million (17%) for the quarter, a $0.05 diluted earnings per share improvement, as a result of the same factors that led to the increase in net income for the nine month period of 1998.

Outlook

Demand for petroleum products correlates with the prices of oil and natural gas. During the third quarter of 1998, demand for the Company's petroleum products reached its lowest level of the previous twelve months as a result of the decline in the prices of oil and natural gas. Orders for petroleum products were $5.8 million in the third quarter, including $1.5 million from acquisitions, a decrease of $14.7 million compared to the same period of 1997. For the first nine months of 1998, petroleum product orders were $42.5 million, including $5.4 million from acquisitions, a decrease of $7.7 million from the comparable 1997 period. Compared to September 30, 1997, backlog for this business segment declined $1.9 million to $12.8 million on September 30, 1998, which included $1.8 million from acquisitions. Future increases in demand for these products is dependent upon further appreciation in oil and natural gas prices.

In general, demand for compressed air products follows economic growth patterns as indicated by the rate of change in GDP and industrial production. In the third quarter of 1998, orders for compressed air products were $68.8 million. With the exception of centrifugal blowers, orders for the Company's compressed air products, including $15.3 million from acquisitions, increased $7.3 million in the third quarter of 1998 as compared to the same period of 1997. Demand for centrifugal blowers was negatively impacted by the impending relocation of the manufacturing facility to Peachtree City, Georgia from Syracuse, New York. For the nine month period ended September 30, 1998, orders for compressed air products, including $50.2 million from acquisitions, increased $29.4 million to $203.3 million as compared to the same period of 1997. Backlog for this business segment was $45.1 million as of September 30, 1998, including $4.3 million from acquisitions, compared to $50.8 million as of September 30, 1997.

Despite the slowing in order rates, the Company currently expects 1998 fourth quarter diluted earnings per share, which is expected to include a annual adjustment for LIFO inventory reductions, to exceed the earnings per share for both the third quarter of 1998 ($0.52 diluted earnings per share) and the fourth quarter of 1997 ($0.53 diluted earnings per share). At present, the Company anticipates cost reduction efforts and the financial benefits of completing acquisition integration projects to enhance profitability in 1999, but not sufficiently to offset decreased profits from a reduction in petroleum product revenues resulting from depressed demand. Accordingly, based on the Company's current economic outlook, the Company anticipates that diluted earnings per share will be approximately 10% less in 1999 than in 1998, exclusive of any effect of fewer shares outstanding resulting from the repurchase of its common stock.

LIQUIDITY AND CAPITAL RESOURCES
Operating Working Capital

During the nine months ended September 30, 1998, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $16.6 million to $68.8 million, with acquisitions completed in 1998 causing $10.9 million of this increase. Receivables increased $15.4 million from the end of 1997, with $13.0 million of the increase attributable to the 1998 acquisitions, and the remaining increase due to higher revenues in August and September of 1998 as compared to November and December of 1997. Inventories and accounts payable and accrued liabilities increased $11.9 million and $10.7 million, respectively, as compared to December 31, 1997, primarily as a result of the 1998 acquisitions.

Cash Flows

During the nine months of 1998, the Company generated cash flows from operations totaling $27.7 million, an increase of $0.8 million (3%) compared to the same period in 1997. This increase was primarily the result of incremental net income and increased depreciation and amortization, offset by an increase in operating working capital as compared to the 1997 period. During the nine month period, the Company borrowed $18.0 million under a new revolving credit facility and utilized the funds to repay all outstanding commitments under its previous credit facility. The Company also borrowed $40.0 million to finance the purchase of acquisitions, and issued $10.5 million of its common stock to fund a portion of the purchase price for Geoquip. In April of 1998, the Fayette County Development Authority issued $9.5 million in Industrial Revenue Bonds on the Company's behalf to finance the construction of the Peachtree City, Georgia facility, as discussed below. Cash flows from the above discussed items enabled the Company to expend $11.9 million on capital expenditures and repay $36.9 million of long-term debt, resulting in an increase in the cash balance of $10.4 million as of September 30, 1998.

Capital Expenditures and Commitments

Capital projects to increase operating efficiency and flexibility, expand production capacity and product quality resulted in expenditures of $11.9 million in the first nine months of 1998. This was $7.3 million higher than the level of capital expenditures in the comparable period in 1997. Most of the increase was due to expenditures made for production equipment and construction of the new manufacturing facility in Peachtree City, Georgia. Commitments for capital expenditures at September 30, 1998 totaled $10.7 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 1998 will approximate $18 to $21 million, primarily due to the construction of the new facility in Georgia, expenditures made at newly acquired facilities and for capacity expansion and cost reductions at other operations.

In 1997, the Company announced that it will close its centrifugal blower manufacturing plant in Syracuse, New York, and consolidate operations at its new site in Georgia. The new plant should be operating in the fourth quarter of 1998, at which time the Syracuse plant will be shut down. The Company expects to spend approximately $7.0 million in capital for the facility.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. The shares will be purchased from time to time in open market or private transactions.

IMPACT OF YEAR 2000 ISSUES
"Year 2000 Issues" are the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or statements, perform material requirements planning or engage in similar normal business activities.

The Company believes the recent implementation of its new or upgraded management information systems appropriately addresses the Year 2000 Issues for the programs replaced with these systems. These upgrades include significant enhancements for purposes other than addressing Year 2000 Issues. The Company has completed its assessment of the impact of Year 2000 Issues on other parts of its business, including embedded systems not involving information technology. The Company expects to implement the remaining upgrades necessary to address Year 2000 Issues by the first quarter of 1999 without a material impact on its operating results, liquidity or financial condition.

The Company is communicating with its significant suppliers and customers to determine the extent to which the Company would be vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company is also in the process of performing on-site reviews of critical suppliers and customers to assess their state of readiness as considered appropriate.

If needed modifications relative to Year 2000 Issues are not made on a timely basis by the Company or its significant suppliers or customers, the Company's operations, liquidity or financial condition could be materially affected. Although not anticipated, the most reasonably likely worst case scenario of failure by the Company or its significant suppliers or customers to resolve the Year 2000 Issues would be a short-term interruption of manufacturing operations at one or more of the Company's facilities and a short-term inability on the part of the Company to deliver product to customers.

As noted above, the Company expects its internal systems to be Year 2000 compliant in a timely manner. However, the success of the Company's suppliers and customers in remediating their respective Year 2000 Issues is not within the Company's control. The Company does not currently expect that its operations will be materially impacted by Year 2000 Issues due to its suppliers or customers. Nonetheless, the Company is currently developing contingency plans, particularly as it relates to its significant suppliers, which include the identification and qualification of alternate supply sources for key materials and services.

IMPACT OF THE CONVERSION TO THE EURO
On January 1, 1999, eleven of the member countries of the European Union will convert from their sovereign currencies to a common currency, the euro. At that time fixed conversion rates between the legacy currencies and the euro will be set.

The Company is finalizing its evaluation of the potential effect upon its business of the euro conversion, and its plans to address any such effect, including changes to information systems to accommodate various aspects of the new currency and potentially increased competitive pressures from greater price transparency. Although the Company has not completed its evaluation, given the status of the implementation of "euro compliant" information systems at appropriate locations and the relative size of the Company's current European operations, the Company does not anticipate that its operating results or financial condition will be materially adversely affected as a result of the euro conversion.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This Management's Discussion and Analysis contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. Such factors could include among others; the speed with which the Company is able to integrate its recent acquisitions and realize the financial benefits; the successful relocation of the Company's centrifugal blower manufacturing facility in the fourth quarter of 1998; the level of oil and natural gas drilling and production, which affects demand for the Company's petroleum products; pricing of Gardner Denver's products; changes in the general level of industrial production and industrial capacity utilization rates in the United States and the rate of economic growth in Europe, which affect demand for the Company's compressor products; the degree to which the Company is able to penetrate niche markets; the successful implementation of cost reduction efforts; and the extent to which the Company is able to operate without disruption due to the Year 2000 Issues.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.
---------------

ITEM 5.  OTHER INFORMATION

The deadline for stockholders to submit proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Stockholders is November 27, 1998. Any proposals submitted other than pursuant to Rule 14a-8 must be received by the Company no later than March 5, 1999 or such proposals will be considered untimely, in which case the Company's proxy for its 1999 Annual Meeting of Stockholders may confer discretionary voting authority regarding such matters.

                       PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits:

     11.1 Computation of earnings per share for the three months ended September 30, 1998 and September 30, 1997.

     11.2 Computation of earnings per share for the nine months ended September 30, 1998 and September 30, 1997.

     27.0 Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GARDNER DENVER, INC.

Date: November 13, 1998         By:  /s/Ross J. Centanni
                                    --------------------------------------
                                     Ross J. Centanni
                                     Chairman, President & CEO

Date: November 13, 1998         By:  /s/Philip R. Roth
                                    --------------------------------------
                                     Philip R. Roth
                                     Vice President, Finance & CFO

Date: November 13, 1998         By:  /s/Daniel C. Rizzo, Jr.
                                    --------------------------------------
                                     Daniel C. Rizzo, Jr.
                                     Vice President and Corporate
                                     Controller (Chief Accounting Officer)

                          GARDNER DENVER, INC.

                             EXHIBIT INDEX

EXHIBIT
NO.                                DESCRIPTION

 11.1 Computation of earnings per share for the three months ended September 30, 1998 and September 30, 1997.

 11.2 Computation of earnings per share for the nine months ended September 30, 1998 and September 30, 1997.

 27.0     Financial Data Schedule.