Form 10-K405
period 1998-12-31
GARDNER DENVER INC
filed 1999-03-30
CIK 916459

PAGE>

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                             FORM 10-K

   /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the fiscal year ended December 31, 1998

   / /  Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934:  For the transition period from to
-------------------    -----------------------
           Commission file number        1-13215
                                 --------------------------

                         GARDNER DENVER, INC.
           (formerly known as Gardner Denver Machinery Inc.)
-----------------------------------------------------------------------
         (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                    76-0419383
------------------------------              ---------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

   1800 Gardner Expressway, Quincy, IL                  62301
-----------------------------------------   ---------------------------
(Address of Principal Executive Offices)              (Zip Code)


                             (217) 222-5400
-----------------------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, $0.01 par value
-----------------------------------------------------------------------
                          (Title of Class)

                  Rights to Purchase Preferred Stock
-----------------------------------------------------------------------
                          (Title of Class)

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
Yes   X    No
    -----     ------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the registrant's voting stock held by non-affiliates as of March 12, 1999 was $180,407,256.

The number of shares outstanding of the registrant's Common Stock, as of March 12, 1999 was 15,072,444.

                 DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Gardner Denver, Inc. Proxy Statement, dated March 26, 1999 (incorporated into Part III of this Annual Report on Form 10-K).

Portions of the 1998 Annual Report to Stockholders (incorporated into Parts I and II of this Annual Report on Form 10-K).

===========================================================================

                              PART I

ITEM 1.  BUSINESS

GENERAL

Gardner Denver, Inc. ("Gardner Denver" or the "Company", formerly known as Gardner Denver Machinery Inc.) believes, based on total sales in the United States, it is one of the leading manufacturers of stationary air compressors and blowers for industrial applications. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in the pneumatic conveying, wastewater aeration and vacuum systems. Gardner Denver also believes that it is one of the leading manufacturers of petroleum pumps used in oil and natural gas drilling and production, well servicing and well stimulation.

In 1998, Gardner Denver had revenues of $385.0 million, of which approximately 78 percent were derived from sales of compressed air products while approximately 22 percent were from sales of petroleum products. Approximately 72 percent of the total revenues in 1998 were derived from sales in the United States and approximately 28 percent were from sales to customers in various foreign countries. Of the total foreign sales, 50 percent were to Europe, 20 percent to Canada, 10 percent to Latin America, 6 percent to Asia, and the remainder to Africa, the Middle East and Australia.

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

Also in 1996, the Company acquired TCM Investments, Inc. ("TCM"), an oil field pump manufacturer based in Tulsa, Oklahoma. This acquisition extended the Company's well stimulation pump product line, provided a physical presence in the oil field market and allowed Gardner Denver to become a sole source supplier of repair parts and remanufacturing services to some of the Company's customers.

In 1997, the Company acquired Oy Tamrotor Ab ("Tamrotor"), located in Tampere, Finland. Tamrotor designs and manufactures lubricated rotary screw compressor air ends and packages. The addition of Tamrotor provided the Company with a manufacturing base in Europe and growth opportunities through complementary product lines and international market penetration.

In January 1998, the Company purchased Champion Pneumatic Machinery Company, Inc. ("Champion"). Champion, located in Princeton, Illinois, is a leading manufacturer of low horsepower reciprocating compressors. Champion opens new market opportunities for Gardner Denver products and expands the range of reciprocating compressors available to existing distributors.

In January 1998, the Company also acquired Geological Equipment Corporation ("Geoquip"), a leading manufacturer of pumps, ranging from 350 to 2,400 horsepower, in Fort Worth, Texas. The operation also remanufactures pumps and provides repair services. The addition of Geoquip enhances the Gardner Denver well servicing product line, expands the Company's presence in remanufacturing and repair services and introduces the Company to the water blast market.

The Company purchased the Wittig Division of Mannesmann Demag AG ("Wittig") in March 1998. Wittig, located in Schophfeim, Germany, is a leading manufacturer of rotary sliding vane compressors and vacuum pumps. Wittig's products primarily serve the truck blower market for liquid and dry bulk conveyance, as well as other industrial applications. The acquisition of Wittig expands the Company's manufacturing presence in Europe and provides distribution channels for its blower products, which are produced in the United States.

MARKETS AND PRODUCTS

Gardner Denver designs, manufactures and markets compressed air products and petroleum products. A description of the particular products manufactured and sold by Gardner Denver in its two industry segments is set forth below.

Compressed Air Products Segment

Gardner Denver designs, manufactures, markets and services a broad line of reciprocating compressors, rotary screw compressors, sliding vane compressors, positive displacement blowers and centrifugal blowers to serve all aspects of the industrial market. Reciprocating compressors range from 0.5 to 900 horsepower and are sold under the Gardner Denver(R) and Champion(R) trademarks. Rotary screw compressors range from 5 to 680 horsepower and are sold under the Gardner Denver(R), Electra-Screw(R), Electra-Saver(R), and Twistair(R), Tamrotor(R), and Tempest(R) trademarks. Blowers are used to produce a high volume of air at low pressures and vacuums. Centrifugal blowers produce a constant level of pressure and varying volumes of air flow. Positive displacement blowers provide a constant volume of air flow at varying levels of pressure. The Company's positive displacement blowers range from 0 to 50 pounds per square inch gauge (PSIG) and 0 to 35,000 cubic feet per minute (CFM) and are sold under the trademarks Gardner Denver(R), Sutorbilt(R), DuroFlow(R) and CycloBlower(R). The Company's multistage centrifugal blowers are sold under the tradename Lamson(R) and range from 0.5 to 22 PSIG and 100 to 50,000 CFM. The Company's rotary sliding vane compressors and vacuum pumps range from 0 to 150 PSIG and 0 to 3,000 CFM and are sold under the trademark Wittig(TM). Sales of compressed air products by Gardner Denver in 1998 were $298.4 million, of which approximately 70 percent were to customers in the United States.

Almost all domestic manufacturing plants and industrial facilities, as well as many service industries, utilize air compressors and/or blowers. The largest markets for Gardner Denver's compressor products are durable goods manufacturers; process industries (petroleum, primary metals, pharmaceutical, food and paper); original equipment manufacturers ("OEMs"); manufacturers of carpet cleaning equipment, pneumatic conveying equipment and dry bulk trailers; wastewater treatment facilities; and automotive service centers.

Manufacturers of machinery and related equipment use stationary compressors for automated systems, controls, materials handling and special machinery requirements. The petroleum, primary metals, pharmaceutical, food and paper industries require compressed air for process, instrumentation and control, packaging and pneumatic conveying.

Blowers are instrumental to local utilities for aeration in treating industrial and municipal waste. Blowers are also used in service industries, for example, residential carpet cleaning to vacuum moisture from carpets during the shampooing and cleaning process. Blowers and rotary vane compressors are used on trucks to vacuum leaves and debris from street sewers and to unload liquid and dry bulk and powder materials such as cement, grain and plastic pellets. Additionally, blowers are used in numerous chemical process applications.

Petroleum Products Segment

Gardner Denver designs, manufactures, markets and services a diverse group of pumps used in oil and natural gas production, well servicing and stimulation, oil and gas drilling and water blast markets. Positive displacement reciprocating pumps are marketed under the Gardner Denver(R), Geoquip(TM), Ajax(R) and OPI(R) trademarks. Sales of petroleum products in 1998 were $86.6 million of which approximately 78 percent were to customers in the United States.

Typical applications of Gardner Denver(R) pumps in oil and natural gas production include oil transfer, salt water disposal, ammine pumping for gas processing, repressurizing, enhanced oil recovery, hydraulic power and other liquid transfer applications. Gardner Denver's production pumps range from 16 to 1,000 horsepower and consist of horizontal and vertical designed pumps.

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

Gardner Denver also manufactures fracturing pumps for well stimulation; duplex pumps for shallow drilling, including water well drilling, seismic drilling, mineral exploration and oil and natural gas drilling; and mud pumps for drilling rigs. A small portion of Gardner Denver(R) and Ajax(R) pumps are sold for use in industrial applications. Gardner Denver's fracturing pumps range from 25 to 2,400 horsepower.

For financial information over the past three years on the Company's performance by industry segment and the Company's international sales, refer to Note 10 of the Notes to Consolidated Financial Statements included in Gardner Denver's 1998 Annual Report to Stockholders and incorporated herein by reference.

CUSTOMERS AND CUSTOMER SERVICE

Gardner Denver sells its products through independent distributors and sales representatives and directly to OEMs, engineering firms and end users. Gardner Denver uses a direct sales force to service OEM and engineering firm accounts since these typically require more technical assistance, shipment scheduling and product service.

As a majority of Gardner Denver's products are marketed through independent distribution, Gardner Denver is committed to developing and supporting its distribution network of over 1,500 distributors and representatives. Generally, the distributors of Gardner Denver's compressed air products do not handle competing products. Gardner Denver has a Master Distribution Center in Memphis, Tennessee that stocks parts, accessories and small compressor products in order to provide adequate and timely availability. Gardner Denver also provides its distributors with sales and product literature, technical assistance and training programs, advertising and sales promotions, order-entry and tracking systems and an annual restocking program. Gardner Denver participates in major trade shows and has a telemarketing department to generate sales leads and support the distributors' sales staffs.

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

Outside the United States, Gardner Denver markets its products through a network of sales representatives, as well as distributors and direct sales persons. As a result of the acquisition of Lamson, Tamrotor and Wittig, the Company also operates a blower packaging operation in France, a compressor manufacturing and packaging facility in Finland and a compressor manufacturing facility in Germany.

COMPETITION

Over 40 companies manufacture or market industrial air compressors in the United States. Of these, seven suppliers account for more than 80 percent of the domestic compressor market. Gardner Denver's principal competitors in the U.S. compressor market include Ingersoll-Rand, Sullair (a division of Sundstrand Corporation), Atlas Copco, Quincy Compressor (a division of Coltec Industries), CompAir (a division of Siebe P.L.C.) and Roots (a division of Dresser Equipment Group of Halliburton Co.). The principal competitors in the petroleum market include National-Oilwell, Wheatley/Gaso, Continental Emsco, and IRI International. Each of the Company's business segments has a strong reputation and the Company's trademarks are recognized both domestically and internationally.

Demand for air compressors is dependent upon capital spending by manufacturing and process industries, and upon general economic conditions. Demand for petroleum products is tied to the number of working and available rigs and oil and natural gas prices. The principal competitive factors in all product markets are quality, performance, price and availability. The relative importance of each of these factors varies depending on the specific type of product.

The air compressor market and the petroleum pump market are characterized by mature products, with steady and slow technological advances. Technological trends in the compressor market include development of oil-free air compressors, reduction of noise levels, and advanced control systems to upgrade the flexibility and precision of regulating pressure and capacity. Emerging compressor market niches result from new technologies in plastics extrusion, oil and natural gas well drilling, field gas gathering and air separation processes. Trends in the petroleum pump market include development of larger horsepower and lighter weight pumps.

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

Gardner Denver has representatives on the American Petroleum Institute's working committee and the Company has relationships with standard enforcement organizations such as Underwriters Laboratories (U.L.), Det Norske Veritas (DNV) and the Canadian Standard Association (C.S.A.).
The Company maintains ISO 9001 certification on the quality systems at a majority of its manufacturing and design locations.

Expenditures for research and development sponsored by the Company were $3.5 million in 1998, $2.8 million in 1997 and $2.4 million in 1996.

MANUFACTURING

Gardner Denver has eleven manufacturing facilities that utilize a broad variety of processes. At its manufacturing locations, the Company maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures, and uses extensive process automation in its manufacturing operations. Most of the manufacturing facilities utilize computer aided numerical control tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant (cell manufacturing). One operator using cell manufacturing can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing the amount of work-in-process and finished product inventories.

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

BACKLOG

The Company's backlog was approximately $50.2 million at December 31, 1998 as compared to approximately $91.1 million at December 31, 1997 and approximately $46.5 million at December 31, 1996. The reduction in backlog from 1997 to 1998 is attributable to decreased demand for petroleum products as a result of the decline in the prices of oil and natural gas during the year and decreased overall manufacturing output in the United States in the second half of 1998. This decrease in backlog was partially offset by the addition of backlog from the acquisitions completed in 1998. Backlog consists of firm orders for which a customer purchase order has been received or communicated and which are scheduled for shipment within 12 months. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

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

Although in the aggregate patents and trademarks are of considerable importance to the manufacturing and marketing of many of its products, the Company does not consider any single patent or trademark or group of patents or trademarks to be material to its business as a whole, except for the Gardner Denver(R) trademark. Other important trademarks used by Gardner Denver include DuroFlow(R), Sutorbilt(R), CycloBlower(R), Lamson(R), Tamrotor(R), OPI(R), Champion(R) and Geoquip(TM).
Joy(R) is a registered trademark of Joy Technologies, Inc. Gardner Denver has the right to use the Joy(R) trademark on aftermarket parts until November 2027. The Company's right to use this trademark on air compressors expired in November 1995. Pursuant to trademark license agreements, Cooper has rights to use the Gardner Denver(R) trademark for certain power tools and Gardner Denver has rights to use the Ajax(R) trademark for petroleum pumps. Gardner Denver has registered its trademarks in the countries where it is deemed necessary.

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

EMPLOYEES

As of February 19, 1999, the Company had approximately 1,600 full-time employees, of which approximately 530, including most of the employees in Finland and Germany, were represented by labor unions. In March 1997, the Company and the union at the Quincy, Illinois plant executed a five-year labor contract. The Company believes its current relations with employees are good.

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

The Company has been identified as a potentially responsible party ("PRP") with respect to six sites designated for cleanup under federal "Superfund" or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, Gardner Denver was only a small contributor to four of these waste sites and has made de minimus settlements for their cleanup.

The Company has an accrued liability on its balance sheet to the extent costs are known or can be estimated for its remaining cleanup responsibilities. Based upon consideration of currently available information, the Company does not anticipate any materially adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs relating to the sites discussed above.

ITEM 2.  PROPERTIES

As of December 31, 1998, Gardner Denver has eleven manufacturing plants, one distribution center, four warehouses, a packaging operation and numerous sales offices. The significant facilities are as follows:

                                                                           Owned
       Location          Facility Type                       Sq. Feet    or Leased
       --------          -------------                       --------    ---------
Quincy, Illinois         Executive Office & Sales            600,000       Owned
                           Office; Manufacturing -
                           petroleum and
                           compressor products
Sedalia, Missouri        Manufacturing -                     325,000       Owned
                           compressor products
Princeton, Illinois      Manufacturing - compressor          130,000       Owned
                           products
Peachtree City, Georgia  Administrative Office &             120,000       Leased
                           Sales Office; Manufacturing -
                           compressor products
Memphis, Tennessee       Distribution Center                  98,000       Owned
                           and Warehouse
Fishers, Indiana         Remanufacturing -                    60,000       Leased
                           compressor products
Tulsa, Oklahoma          Manufacturing -                      46,000       Owned
                           petroleum products
Fort Worth, Texas        Manufacturing -                      42,000       Owned
                           petroleum products
Tulsa, Oklahoma          Remanufacturing -                    24,000       Leased
                           petroleum products
Manteca, California      Manufacturing - compressor           19,200       Owned
                           products
Oklahoma City, Oklahoma  Sales Office and                      8,000       Owned
                           Warehouse
Schophfeim, Germany      Administrative Office & Sales       423,000       Owned
                           Office; Manufacturing -
                           compressor products
Tampere, Finland         Administrative Office & Sales        93,600       Leased
                           Office; Manufacturing -
                           compressor products
Vantaa, Finland          Sales Office and                      9,100       Leased
                           Warehouse
Bezons, France           Packaging and Warehouse               6,300       Leased

The Peachtree City, Georgia facility is currently leased from the Fayette County Development Authority in connection with industrial revenue bond financing. The Company has an option to purchase the property at a nominal price when the bonds are repaid in 2018. The Sedalia, Missouri facility was previously leased from the City of Sedalia, Missouri in connection with industrial revenue bond financing. The Company exercised its option to purchase the property at a nominal price when the bonds were repaid in March 1997. The Syracuse, New York facility was leased from the Onondaga County Industrial Development Agency, also in connection with industrial revenue bond financing. The Company purchased the property at a nominal price when the bonds were repaid in November 1997. The Company owns a 30,000 square foot facility in Montgomery, Alabama, which was acquired as part of the purchase of Champion. This facility is currently leased to an unrelated manufacturing company and is offered for sale.

In 1997, the Company announced it would close its Syracuse, New York facility and relocate the manufacture of the centrifugal blower product line to a newly constructed site in Peachtree City, Georgia. The new plant began operating in the fourth quarter of 1998, and the 250,000 square foot Syracuse plant was shut down, remains idle and is offered for sale.

The Company leases sales office space in various U.S. locations and foreign countries, and warehouse space in Quincy and Singapore.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions; all of which are of an ordinary or routine nature incidental to the operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of the stockholders.

                 EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of the Company, their positions with the Company, business history and certain other information, as of March 16, 1999, are set forth below. These officers serve at the pleasure of the Board of Directors.

     Name                                        Office                                Age
     ----                                        ------                                ---
Ross J. Centanni              Chairman, President and Chief Executive Officer          53
Philip R. Roth                Vice President, Finance and Chief Financial Officer      48
J. Dennis Shull               Vice President and General Manager,                      50
                                Gardner Denver Compressor & Pump Division
David Brown                   Vice President and General Manager,                      50
                                Gardner Denver Blower Division
Steven M. Krivacek            Vice President, Human Resources                          50
Helen W. Cornell              Vice President, Corporate Secretary and Treasurer        40

Ross J. Centanni, age 53, has been President and Chief Executive Officer and a director of Gardner Denver since its incorporation in November 1993. He has been Chairman of Gardner Denver's Board of Directors since November 1998. Prior to Gardner Denver's spin-off from Cooper, he was Vice President and General Manager of the Division, where he also served as Director of Marketing from August 1985 to June 1990. Mr. Centanni was Director of Corporate Planning for Cooper from August 1981 until joining the Division in 1985. He has a B.S. degree in industrial technology and an M.B.A. degree from Louisiana State University. Mr. Centanni is a director of Denman Services, Inc., a privately held supplier of medical products.

Philip R. Roth, age 48, joined the Company as Vice President, Finance and Chief Financial Officer in May 1996. Prior to joining Gardner Denver, Mr. Roth was employed by Emerson Electric Co. for fifteen years, most recently as the Vice President, Finance and Chief Financial Officer of the Wiegand Industrial Division. Mr. Roth, a Certified Public Accountant, received his B.S. degree in Business Administration from the University of Missouri and an M.B.A. from the Olin School of Business at Washington University.

J. Dennis Shull, age 50, has been Vice President and General Manager, Gardner Denver Compressor and Pump Division since its organization in August 1997. He previously served the Company as Vice President, Sales and Marketing since the Company's incorporation in November 1993. From August 1990 until November 1993, Mr. Shull was the Director of Marketing for the Division. Mr. Shull has a B.S. degree in business from Northeast Missouri State University and an M.A. in business from Webster University.

David Brown, age 50, joined the Company as Vice President and General Manager, Gardner Denver Blower Division in August 1997. Prior to that time Mr. Brown was employed by Alfa Laval Separation ("Alfa Laval"), as Vice President and General Manager of the Decanter Business Unit from 1992 until joining the Company in August 1997. He previously held other management positions with SKF USA from 1979 until joining Alfa Laval in 1992. Mr. Brown has a B.S.M.E. from the Case Institute of Technology.

Steven M. Krivacek, age 50, has been Vice President, Human Resources for Gardner Denver since March 1995. He previously served the Company as Director of Human Resources from 1986 until his promotion. Mr. Krivacek has a B.A. in economics from California State College and an M.A. in industrial relations from St. Francis College.

Helen W. Cornell, age 40, has been Vice President, Corporate Secretary and Treasurer of the Company since April 1996. She served the Company as Vice President, Corporate Secretary and Assistant Treasurer from March 1995 until April 1996 and as Corporate Secretary and Assistant Treasurer from November 1993 until March 1995. Ms. Cornell was Manager of Financial Planning and Analysis for the Division from May 1988 to November 1993. She holds a B.S. degree in accounting from the University of Kentucky and an M.B.A. from Vanderbilt University. She is a Certified Public Accountant and a Certified Management Accountant.

                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The information under "Stock Information" and "Dividends", contained on page 35 of Gardner Denver's 1998 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The information under "Financial History", contained on page 12 of Gardner Denver's 1998 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under "Management's Discussion and Analysis", contained on pages 13 through 18 of Gardner Denver's 1998 Annual Report to
Stockholders, is hereby incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under "Management's Discussion and Analysis", contained on page 17 of Gardner Denver's 1998 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information under "Report of Independent Public Accountants" and "Consolidated Financial Statements and Notes", contained on pages 19 through 34 of Gardner Denver's 1998 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors contained under "Election of Directors", "Nominees for Election", and "Directors Whose Terms of Office Will Continue After the Meeting" contained on pages 2 through 5 of the Gardner Denver Proxy Statement, dated March 26, 1999, is hereby incorporated herein by reference. Information concerning the Company's executive officers is contained in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information related to executive compensation contained under "Committees, Compensation and Governance of the Board of Directors" on pages 5 through 7, "Executive Management Compensation" on pages 9 and 10 and "Employee and Executive Benefit Plans" contained on pages 15 and 16 of the Gardner Denver Proxy Statement, dated March 26, 1999, is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under "Security Ownership of Management and Certain Beneficial Owners" contained on pages 7 and 8 of the Gardner Denver Proxy Statement, dated March 26, 1999, is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Alan E. Riedel, a director of the Company, currently is of counsel to Squire, Sanders and Dempsey L.L.P., which provided legal services to the Company during 1998 and continues to render such services to the Company.

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K


(a)  Documents filed as part of this Annual Report
     ---------------------------------------------

     1. Financial Statements and the related report of independent public accountants are incorporated by reference to the pages shown below in Gardner Denver's 1998 Annual Report to Stockholders.

                                                                  Page No.
                                                                  --------

         Report of Independent Public Accountants                    19

         Consolidated Statement of Operations for
         Each of the Three Years in the Period
         Ended December 31, 1998                                     20

         Consolidated Balance Sheets as of
         December 31, 1998 and December 31, 1997                     21

         Consolidated Statement of Stockholders' Equity for
         Each of the Three Years in the Period Ended
         December 31, 1998                                           22

         Consolidated Statement of Cash Flows for Each of the
         Three Years in the Period Ended December 31, 1998           23

         Notes to Consolidated Financial Statements                 24-34

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

     2.2 Sale and Purchase Agreement, dated as of June 30, 1997, by and between Tamrock Oy, Gardner Denver Oy and Gardner Denver Machinery Inc., filed as Exhibit 2.0 to Gardner Denver Machinery Inc.'s Current Report on Form 8-K, dated June 30, 1997, and incorporated herein by reference.

     2.3 Asset Purchase Agreement, dated as of December 23, 1997, among Gardner Denver Machinery Inc., Champion Pneumatic Machinery Company, Inc. and CRL Industries, Inc., filed as exhibit 2.0 to Gardner Denver Machinery Inc.'s Current Report on Form 8-K, dated January 29, 1998, and incorporated herein by reference.

     3.1 Certificate of Incorporation of Gardner Denver, Inc., as amended on May 5, 1998, filed as Exhibit 3.1 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q, dated August 13, 1998, and incorporated herein by reference.

     3.2 ByLaws of Gardner Denver, Inc., as amended on May 5, 1998, filed as Exhibit 3.2 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q, dated August 13, 1998, and incorporated herein by reference.

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


     10.0 Credit Agreement, dated as of January 20, 1998, among Gardner Denver Machinery Inc., The First National Bank of Chicago and the lenders named therein, filed as exhibit
              10.0 to Gardner Denver Machinery Inc.'s Quarterly Report on Form 10-Q, dated May 14, 1998, and incorporated herein by reference.

     10.1<F*> Gardner Denver, Inc. Long-Term Stock Incentive Plan, as amended.

     10.2<F*> Gardner Denver Machinery Inc. Supplemental Excess Defined
              Benefit Plan filed as Exhibit 10.9 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

     10.3<F*> Gardner Denver Machinery Inc. Supplemental Excess Defined
              Contribution Plan, filed as Exhibit 10.10 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

     10.4<F*> Form of Indemnification Agreements entered into between Gardner Denver Machinery Inc. and each of its directors and executive officers, filed as Exhibit 10.11 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

     10.5<F*> Form of Management Continuity Agreement between Gardner
              Denver Machinery Inc. and each of its executive officers, filed as Exhibit 10.12 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

     13.0 The following portions of the Gardner Denver, Inc. 1998 Annual Report to Stockholders.
                                                             Page No.
                                                             --------

              Financial History                                  12
              Management's Discussion and Analysis            13-18
              Report of Independent Public Accountants           19
              Consolidated Statement of Operations               20
              Consolidated Balance Sheet                         21
              Consolidated Statement of Stockholders' Equity     22
              Consolidated Statement of Cash Flows               23
              Notes to Consolidated Financial Statements      24-34
              Stock Information                                  35
              Dividends                                          35

     21.0     Subsidiaries of Gardner Denver, Inc.

     23.0     Consent of Arthur Andersen LLP.

     24.0 Powers of Attorney from members of the Board of Directors of Gardner Denver, Inc.

     27.0     Financial Data Schedule for the year ended December 31,
              1998.

     <F*>     Indicates management contract or compensatory plan or
              arrangement.

  (b)   Reports on Form 8-K.
        -------------------

     There were no reports on Form 8-K during the quarter ended December
31, 1998.

                             SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GARDNER DENVER, INC.


                              By /s/Ross J. Centanni
                                 ----------------------------------
                                 Name: Ross J. Centanni
                                 Title: Chairman, President and CEO

Date:   March 30, 1999
     --------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                          Title                          Date
          ---------                          -----                          ----
/s/Ross J. Centanni               Chairman, President and CEO           March 30, 1999
-------------------------------   (Principal Executive Officer
(Ross J. Centanni)                and Director)

/s/Philip R. Roth                 Vice President, Finance and CFO       March 30, 1999
-------------------------------   (Principal Financial Officer)
(Philip R. Roth)

/s/Daniel C. Rizzo, Jr.           Vice President and Corporate          March 30, 1999
-------------------------------   Controller (Chief Accounting
(Daniel C. Rizzo, Jr.)            Officer)

<F*>Donald G. Barger, Jr.         Director                              March 30, 1999
-------------------------------
(Donald G. Barger, Jr.)

<F*>Frank J. Hansen               Director                              March 30, 1999
-------------------------------
(Frank J. Hansen)

<F*>Raymond R. Hipp               Director                              March 30, 1999
-------------------------------
(Raymond R. Hipp)

<F*>Thomas M. McKenna             Director                              March 30, 1999
-------------------------------
(Thomas M. McKenna)

<F*>Alan E. Riedel                Director                              March 30, 1999
-------------------------------
(Alan E. Riedel)

<F*>Michael J. Sebastian          Director                              March 30, 1999
-------------------------------
(Michael J. Sebastian)

<F*>Richard L. Thompson           Director                              March 30, 1999
-------------------------------
(Richard L. Thompson)


<F*>By /s/Helen W. Cornell
       --------------------------------------
       (Helen W. Cornell, as Attorney-In-Fact
       for each of the persons indicated)



                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Gardner Denver, Inc.

     We have audited in accordance with generally accepted auditing standards, the financial statements included in Gardner Denver, Inc.'s.
1998 Annual Report to Stockholders incorporated by reference in this Form
10-K, and have issued our report thereon dated February 12, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


St. Louis, Missouri
February 12, 1999








                                                   GARDNER DENVER, INC.
                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                             FOR THE YEAR ENDED DECEMBER 31,
                                                  (dollars in thousands)
                                       BALANCE AT         CHARGED TO        CHARGED TO                          BALANCE AT
                                      BEGINNING OF         COSTS AND          OTHER                              END OF
         DESCRIPTION                      YEAR             EXPENSES         ACCOUNTS<F1>     DEDUCTIONS            YEAR
         -----------                  ------------        ----------        ------------     ----------         ----------
1998
----

Allowance for doubtful accounts          $ 2,866            $  306            $1,608          $  (409)           $ 4,371
Allowance for obsolete and slow-          11,945             1,799             1,459           (5,498)             9,705
   moving inventory

1997
----

Allowance for doubtful accounts            2,935               244                 -             (313)             2,866
Allowance for obsolete and slow-           9,090             2,613               731             (489)            11,945
   moving inventory

1996
----

Allowance for doubtful accounts            2,405               231               394              (95)             2,935
Allowance for obsolete and slow-           7,606             1,938               165             (619)             9,090
   moving inventory

<F1> Includes the allowance for doubtful accounts and the allowance for obsolete and slow-moving inventory of acquired businesses at the dates of acquisition and the effect of foreign currency translation adjustments for those companies whose functional currency is not the U.S. dollar.

                       GARDNER DENVER, INC.
                          EXHIBIT INDEX

EXHIBIT
NO.                         DESCRIPTION

2.1 Stock Purchase Agreement, dated as of July 11, 1996, among Gardner Denver Machinery Inc., Jacques Lepage, Suzanne
          Lepage, Anne Lepage and Arthur Lepage, filed as Exhibit 2.0 to Gardner Denver Machinery Inc.'s Current Report on Form
          8-K, dated August 9, 1996, as amended, and incorporated herein by reference.

2.2 Sale and Purchase Agreement, dated as of June 30, 1997, by and between Tamrock Oy, Gardner Denver Oy and Gardner Denver Machinery Inc., filed as Exhibit 2.0 to Gardner Denver Machinery Inc.'s Current Report on Form 8-K, dated June 30, 1997, and incorporated herein by reference.

2.3 Asset Purchase Agreement, dated as of December 23, 1997, among Gardner Denver Machinery Inc., Champion Pneumatic Machinery Company, Inc. and CRL Industries, Inc., filed as exhibit 2.0 to Gardner Denver Machinery Inc.'s Current Report on Form 8-K, dated January 29, 1998, and incorporated herein by reference.

3.1 Certificate of Incorporation of Gardner Denver, Inc., as amended on May 5, 1998, filed as Exhibit 3.1 to Gardner
          Denver, Inc.'s Quarterly Report on Form 10-Q, dated August 13, 1998, and incorporated herein by reference.

3.2 ByLaws of Gardner Denver, Inc., as amended on May 5, 1998, filed as Exhibit 3.2 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q, dated August 13, 1998, and incorporated herein by reference.

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


10.0      Credit Agreement, dated as of January 20, 1998, among
          Gardner Denver Machinery Inc., The First National Bank of Chicago and the lenders named therein, filed as exhibit 10.0 to Gardner Denver Machinery Inc.'s Quarterly Report on Form 10-Q, dated May 14, 1998, and incorporated herein by reference.

10.1<F*> Gardner Denver, Inc. Long-Term Stock Incentive Plan, as amended.

10.2<F*> Gardner Denver Machinery Inc. Supplemental Excess Defined Benefit Plan filed as Exhibit 10.9 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

10.3<F*> Gardner Denver Machinery Inc. Supplemental Excess Defined Contribution Plan, filed as Exhibit 10.10 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

10.4<F*> Form of Indemnification Agreements entered into between Gardner Denver Machinery Inc. and each of its directors and executive officers, filed as Exhibit 10.11 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

10.5<F*> Form of Management Continuity Agreement between Gardner Denver Machinery Inc. and each of its executive officers, filed as Exhibit 10.12 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

13.0      The following portions of the Gardner Denver, Inc. 1998
          Annual Report to Stockholders.
                                                           Page No.
                                                           --------

            Financial History                                  12
            Management's Discussion and Analysis            13-18
            Report of Independent Public Accountants           19
            Consolidated Statement of Operations               20
            Consolidated Balance Sheet                         21
            Consolidated Statement of Stockholders' Equity     22
            Consolidated Statement of Cash Flows               23
            Notes to Consolidated Financial Statements      24-34
            Stock Information                                  35
            Dividends                                          35

21.0      Subsidiaries of Gardner Denver, Inc.


23.0      Consent of Arthur Andersen LLP.

24.0 Powers of Attorney from members of the Board of Directors of Gardner Denver, Inc.

27.0      Financial Data Schedule for the year ended December 31,
          1998.

          <F*> Indicates management contract or compensatory plan or arrangement.