Form 10-Q
period 1999-03-31
GARDNER DENVER INC
filed 1999-05-17
CIK 916459

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1999

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

   Yes   X    No
        ---      ---

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 6, 1999: 14,916,796 shares.

==========================================================================

                           PART I
                   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   GARDNER DENVER, INC.
                           CONSOLIDATED STATEMENT OF OPERATIONS
                     (dollars in thousands, except per share amounts)
                                        (Unaudited)
                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    -------------------------
                                                                      1999              1998
                                                                    -------           -------
Revenues                                                            $70,224           $89,792

Costs and Expenses:
   Cost of sales (excluding depreciation
      and amortization)                                              48,360            59,398
   Depreciation and amortization                                      3,519             2,895
   Selling and administrative expenses                               11,798            12,954
   Interest expense                                                   1,207             1,179
   Other expense                                                        123               155
                                                                    -------           -------

Income before income taxes                                            5,217            13,211
Provision for income taxes                                            2,014             5,130
                                                                    -------           -------

Net income                                                          $ 3,203           $ 8,081
                                                                    =======           =======


Basic earnings per share                                            $  0.21           $  0.51
                                                                    =======           =======
Diluted earnings per share                                          $  0.21           $  0.49
                                                                    =======           =======

               The accompanying notes are an integral part of this statement.

                                  GARDNER DENVER, INC.
                               CONSOLIDATED BALANCE SHEET
                    (dollars in thousands, except per share amounts)
                                                                  (UNAUDITED)
                                                                   MARCH 31,       DECEMBER 31,
                                                                     1999              1998
                                                                  -----------      ------------
               ASSETS
Current assets:
   Cash and equivalents                                            $ 15,220          $ 24,474
   Receivables, net                                                  62,768            69,617
   Inventories, net                                                  56,004            53,115
   Deferred income taxes                                              3,542             2,445
   Other                                                              2,487             2,154
                                                                   --------          --------
      Total current assets                                          140,021           151,805
                                                                   --------          --------

Property, plant and equipment, net                                   59,646            59,261
Intangibles, net                                                    112,317           114,254
Deferred income taxes                                                10,437            12,172
Other assets                                                          4,698             4,638
                                                                   --------          --------
      Total assets                                                 $327,119          $342,130
                                                                   ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current maturities
      of long-term debt                                            $    279          $  2,452
   Accounts payable and accrued liabilities                          55,491            60,806
                                                                   --------          --------
      Total current liabilities                                      55,770            63,258
                                                                   --------          --------

Long-term debt, less current maturities                              78,011            81,058
Postretirement benefits other than pensions                          45,608            46,612
Other long-term liabilities                                           9,144             8,516
                                                                   --------          --------
      Total liabilities                                             188,533           199,444
                                                                   --------          --------

Stockholders' equity:
   Common stock, $.01 par value; 50,000,000 shares
      authorized; 14,949,079 shares issued and
      outstanding at March 31, 1999                                     163               163
   Capital in excess of par value                                   154,142           153,656
   Treasury stock at cost, 1,405,486 shares at
      March 31, 1999                                                (20,169)          (12,259)
   Retained earnings                                                  6,509             3,306
   Accumulated other comprehensive loss                              (2,059)           (2,180)
                                                                   --------          --------
      Total stockholders' equity                                    138,586           142,686
                                                                   --------          --------
      Total liabilities and stockholders' equity                   $327,119          $342,130
                                                                   ========          ========

               The accompanying notes are an integral part of this statement.

                                  GARDNER DENVER, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (dollars in thousands)
                                       (Unaudited)
                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                   --------------------------
                                                                     1999              1998
                                                                   --------          --------
Cash flows from operating activities:
   Net income                                                      $  3,203          $  8,081
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                3,519             2,895
         Stock issued for employee benefit plans                        454               466
            Deferred income taxes                                       658               848
   Changes in assets and liabilities:
         Receivables                                                  5,940            (9,096)
         Inventories                                                 (3,744)           (3,620)
         Accounts payable and accrued liabilities                    (3,515)            9,967
         Other assets and liabilities, net                             (249)             (558)
                                                                   --------          --------
            Net cash provided by operating activities                 6,266             8,983
                                                                   --------          --------

Cash flows from investing activities:
   Business acquisitions, net of cash acquired                          ---           (39,602)
   Foreign currency hedging transactions                                682             1,278
   Capital expenditures                                              (3,486)           (2,266)
                                                                   --------          --------
            Net cash used for investing activities                   (2,804)          (40,590)
                                                                   --------          --------

Cash flows from financing activities:
   Principal payments on long-term debt                             (12,080)          (22,106)
   Proceeds from long-term borrowings                                 7,940            57,950
   Debt issuance costs                                                  ---               (67)
   Proceeds from stock options                                           32               219
   Purchase of treasury stock                                        (7,910)              ---
                                                                   --------          --------
            Net cash (used for) provided by
              financing activities                                  (12,018)           35,996
                                                                   --------          --------

Effect of exchange rate changes on cash and
   equivalents                                                         (698)           (1,251)
                                                                   --------          --------

(Decrease) increase in cash and equivalents                          (9,254)            3,138
                                                                   --------          --------
Cash and equivalents, beginning of period                            24,474             8,831
                                                                   --------          --------
Cash and equivalents, end of period                                $ 15,220          $ 11,969
                                                                   ========          ========

               The accompanying notes are an integral part of this statement.

              NOTES TO CONDENSED FINANCIAL STATEMENTS
           (dollars in thousands, except per share data)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation. The accompanying condensed financial statements include the accounts of Gardner Denver, Inc. ("Gardner Denver" or the "Company") and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. Investments in entities in which the Company has twenty to fifty percent ownership are accounted for by the equity method.

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements, have been included.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Gardner Denver's Annual Report on Form 10-K for the year ended December 31, 1998.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  RECENT ACQUISITIONS.

On January 5, 1998, the Company acquired substantially all of the assets and assumed certain agreed upon liabilities of Geological Equipment Corporation ("Geoquip"), located in Fort Worth, Texas for approximately $12.0 million. The Company also paid approximately $2.0 million in cash to acquire patents, previously owned by Geoquip's shareholders, for products manufactured by Geoquip. The purchase price for the assets was paid in cash ($1.5 million) and 430,695 shares of Gardner Denver common stock. The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in cost in excess of net assets acquired of $8.3 million.

On January 29, 1998, the Company purchased substantially all of the assets and assumed certain agreed upon liabilities of Champion Pneumatic Machinery Company, Inc. ("Champion"), located in Princeton, Illinois, a subsidiary of CRL Industries, Inc., for approximately $23.5 million.
The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in cost in excess of net assets acquired of $16.8 million.

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

As a result of the stability of the product technology, markets and customers associated with these three acquisitions, the cost in excess of net assets acquired for each acquisition is being amortized over 40 years using the straight-line method.

All acquisitions have been accounted for by the purchase method, and accordingly, the results of operations of Geoquip, Champion and Wittig are included in the Company's Consolidated Statement of Operations from the respective dates of acquisition. Certain estimates of fair market value of assets received and liabilities assumed were made with adjustments to each separate company's historical financial statements.


NOTE 3.  EARNINGS PER SHARE.

The following table details the calculation of basic and diluted earnings per share:

                                                                        THREE MONTHS ENDED
                                                                             MARCH  31,
                                                                    -------------------------
                                                                      1999              1998
                                                                    -------           -------
Basic EPS:
   Net income                                                       $ 3,203           $ 8,081
                                                                    =======           =======

Shares
   Weighted average number of common
      shares outstanding                                             15,245            15,940
                                                                    =======           =======

Basic earnings per common share                                     $  0.21           $  0.51
                                                                    =======           =======


Diluted EPS:
   Net income                                                       $ 3,203           $ 8,081
                                                                    =======           =======

Shares
   Weighted average number of common
      shares outstanding                                             15,245            15,940
   Assuming conversion of dilutive stock options issued
      and outstanding                                                   332               697
                                                                    -------           -------
   Weighted average number of common
      shares outstanding, as adjusted                                15,577            16,637
                                                                    =======           =======

Diluted earnings per common share                                   $  0.21           $  0.49
                                                                    =======           =======

NOTE 4.  INVENTORIES.

                                                                   MARCH 31,        DECEMBER 31,
                                                                     1999               1998
                                                                   ---------        ------------
Raw materials, including parts and
   subassemblies                                                    $39,570           $42,006
Work-in-process                                                       8,700             8,167
Finished goods                                                       20,051            17,159
Perishable tooling and supplies                                       2,525             2,525
                                                                    -------           -------
                                                                     70,846            69,857
Excess of current standard costs
   over LIFO costs                                                   (6,946)           (7,037)
Allowance for obsolete and slow-
   moving inventory                                                  (7,896)           (9,705)
                                                                    -------           -------
      Inventories, net                                              $56,004           $53,115
                                                                    =======           =======

NOTE 5.  COMPREHENSIVE INCOME.

For the three months ended March 31, 1999 and 1998, comprehensive income was $3.3 million and $8.1 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments.

NOTE 6.  CASH FLOW INFORMATION.

In the first three months of 1999 and 1998, the Company paid $0.2 million and $1.3 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first three months of each 1999 and 1998, totaled $1.8 million.

NOTE 7.  SEGMENT INFORMATION.

                                                                        THREE MONTHS ENDED
                                                                             MARCH  31,
                                                                    -------------------------
                                                                      1999              1998
                                                                    -------           -------
Revenues:
   Compressed Air Products                                          $63,590           $70,030
   Petroleum Products                                                 6,634            19,762
                                                                    -------           -------
      Total                                                         $70,224           $89,792
                                                                    =======           =======

Operating Earnings:
   Compressed Air Products                                          $ 6,579           $10,678
   Petroleum Products                                                   398             4,412
                                                                    -------           -------
      Total                                                           6,977            15,090
   Interest Expense                                                   1,207             1,179
   General Corporate                                                    553               700
                                                                    -------           -------
      Income before Income Taxes                                    $ 5,217           $13,211
                                                                    =======           =======

NOTE 8.  SUBSEQUENT EVENTS.

On April 1, 1999, the Company acquired 100% of the stock of the Allen-Stuart Equipment Company ("Allen-Stuart") and on April 5, 1999, the Company acquired 100% of the stock of Butterworth Jetting Systems, Inc. ("Butterworth"). Allen-Stuart, located in Houston, Texas, designs and fabricates custom-engineered packages for blower and compressor equipment in air and gas applications. Allen-Stuart serves a wide variety of industrial companies, including petrochemical, power generation, oil and natural gas production and refining. Butterworth, also located in Houston, Texas, is a manufacturer of water jet pumps and systems serving the industrial cleaning and maintenance market. Applications in this market include runway and ship-hull cleaning, concrete demolition and metal surface preparation. The aggregate purchase price for these acquisitions was approximately $17.6 million. These acquisitions will be accounted for by the purchase method and accordingly, the results of their operations will be included in the Company's consolidated financial statements from the respective dates of the acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.
Revenues

Revenues decreased $19.6 million (22%) to $70.2 million for the three months ended March 31, 1999, compared to the same period of 1998. Excluding incremental revenue from acquisitions which the Company has completed since late January 1998, revenues decreased $26.3 million (29%) over the same period of 1998. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the three months ended March 31, 1999, revenues for the Compressed Air Products segment decreased $6.4 million (9%) to $63.6 million compared to the same period of 1998. Excluding incremental revenue from acquisitions since late January 1998, which contributed $6.8 million, compressed air product revenues decreased $13.2 million (19%). This reduction was primarily related to declining industrial production in the United States during the second half of 1998 which reduced orders for compressor products, resulting in a decline of revenues in the first quarter of 1999. Petroleum Products segment revenues decreased $13.1 million (66%) to $6.6 million for the three months ended March 31, 1999, compared to the same period of 1998. This reduction was due to depressed demand for petroleum products, resulting primarily from lower oil prices in 1998.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the three months ended March 31, 1999 decreased $8.5 million (28%) to $21.9 million from $30.4 million in the same period of 1998. Gross margin as a percentage of revenues (gross margin percentage) decreased to 31.1% in the three-month period of 1999 from 33.8% in the same period of 1998. This reduction in the gross margin percentage was principally attributable to two factors. First, acquisitions completed since late January 1998 negatively affected the gross margin percentage as these companies currently generate lower gross margins than the Company's previously existing operations. Second, the negative impact of decreased leverage of production overhead costs over a lower revenue base was only partially offset by cost reduction efforts.

Depreciation and amortization increased 22% to $3.5 million in the first three months of 1999, compared with $2.9 million for the same period of 1998. The increase in depreciation and amortization expense was due to goodwill amortization associated with the 1998 acquisitions and ongoing capital expenditures. For the three-month periods, depreciation and amortization expense as a percentage of revenues increased to 5.0% in 1999 from 3.2% in 1998. This percentage increase is due to the factors noted above, combined with the effect of lower revenues.

Selling and administrative expenses decreased in the first three months of 1999 by 9% to $11.8 million from $13.0 million in the same period of 1998. Incremental expenses of $1.5 million related to acquisitions were offset by decreases in staffing levels and discretionary spending. Excluding the impact of acquisitions completed since late January 1998, selling and administrative expenses decreased by more than 20% from the comparable 1998 period. As a percentage of revenues, selling and administrative expenses for the three-month periods increased to 16.8% in 1999 from 14.4% in 1998. This percentage increase is primarily due to the decrease in revenues and the acquisitions referred to above which have higher costs relative to sales than the Company's existing operations.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses excluding unallocated corporate administrative expenses) of 10.3% for the three-month period ended March 31, 1999, a decrease from 15.2% for the three-month period of 1998.
This decline is due to the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base and the effect of newly acquired operations that currently generate lower operating margins (after amortization of goodwill associated with the acquisitions) than the Company's previously existing operations. The operating margin was also negatively impacted by an increased allocation of shared costs as a result of the segment's revenues representing a greater percentage of the Company's total revenues in 1999 as compared to 1998. Staffing reductions, reduced discretionary spending and other cost reduction efforts partially offset these negative factors.

The Petroleum Products segment generated operating margins of 6.0% for three-month period ended March 31, 1999, compared to 22.3% for the same period in 1998. This decline is primarily attributable to the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base, partially offset by staffing reductions, reduced discretionary spending and other cost reduction efforts.

Interest expense was $1.2 million for the three-month periods of 1999 and 1998 as higher average borrowings in 1999 were offset by lower average interest rates. The average interest rate for the three-month period of 1999 was 5.8%, compared to 6.4% for the same period of 1998.

Income before income taxes declined $8.0 million (61%) to $5.2 million for the three months ended March 31, 1999, compared to the same period of 1998. This decrease is primarily the result of lower revenues and reduced gross margins discussed above.

Compared to 1998, the provision for income taxes decreased by $3.1 million to $2.0 million for the first three months primarily as a result of the decreased income before taxes. The Company's effective tax rate for the three months ended March 31, 1999 was 38.6%, compared to 38.8% in the prior year period.

Net income for the three months ended March 31, 1999 decreased $4.9 million (60%) to $3.2 million ($0.21 diluted earnings per share), compared to $8.1 million ($0.49 diluted earnings per share) for the same period of 1998. This reduction in net income is attributable to the same factors that resulted in decreased income before taxes noted above.

Outlook

Demand for petroleum products is related to market expectations concerning prices of oil and natural gas. During the first quarter of 1999, orders for the Company's petroleum products reached their lowest level of the previous twelve months as a result of the substantial decline in the prices of oil and natural gas in 1998. Orders for petroleum products were $3.9 million in the first quarter, a decrease of $10.2 million compared to the same period of 1998. Compared to March 31, 1998, backlog for this business segment declined $27.2 million to $3.8 million on March 31, 1999. Increases in demand for these products are dependent upon sustained appreciation in oil and natural gas prices, which the Company cannot predict. However, the price of oil increased significantly during the first quarter of 1999 and if it remains at current elevated levels, the Company believes a recovery in demand could occur late in 1999. Nonetheless, the Company anticipates significantly lower revenue for petroleum products in 1999, but believes that this segment will continue to generate operating earnings in 1999.

In general, demand for compressed air products follows economic growth patterns as indicated by the rate of change in GDP, manufacturing capacity utilization and industrial production. In the first quarter of 1999, orders for compressed air products were $65.3 million, including $4.6 million from acquisitions, compared to $65.0 million in the same period of 1998. The Company experienced softer orders for compressed air products, beginning in the second half of 1998 due to slowing growth in industrial production in the United States, which is expected to limit the rate of revenue growth for compressed air products through the second quarter of 1999. However, localized demand for compressed air products has improved recently and the decline in the order rate for this segment appears to have stabilized during the first quarter of 1999. Backlog for this segment increased approximately 5% during the first three months of 1999. Compared to March 31, 1998, however, backlog for compressed air products declined $9.6 to $45.8 million on March 31, 1999.

At present, the Company anticipates cost reduction efforts and the financial benefits of completing acquisition integration projects to enhance profitability in 1999. However, the decreased revenues as a result of depressed demand for petroleum products and softer orders for compressed air products will result in unfavorable earnings comparisons in 1999 compared to

1998. Accordingly, based on its current economic outlook, the Company anticipates that diluted earnings per share will be approximately 20% to 25% lower in 1999 compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES
Operating Working Capital

During the three months ended March 31, 1999, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $1.4 million. The increase is related to a decrease in accounts payable and accrued liabilities and an increase in inventory, offset by a decrease in receivables. The decrease in accounts payable and accrued liabilities and receivables is due to reduced spending and revenues. The increase in inventory is primarily due to the timing of shipments.

Cash Flows

During the three months of 1999, the Company generated cash flows from operations totaling $6.3 million, a decrease of $2.7 million (30%) from the comparable period in 1998. This decrease was primarily the result of the decrease in net income and accounts payable and accrued liabilities, partially offset by a decrease in receivables as discussed previously. Net payments of long-term debt totaled $4.1 million and $7.9 million of treasury stock was purchased during the three months ended March 31, 1999. The cash flows provided by operating activities and used for financing and investing activities resulted in a net cash decrease of $9.3 million for the three months ended March 31, 1999.

Capital Expenditures and Commitments

Capital projects to increase operating efficiency and flexibility, expand production capacity and product quality resulted in expenditures of $3.5 million in the first three months of 1999. This was $1.2 million higher than the level of capital expenditures in the comparable period in 1998. Most of the increase was due to expenditures made for production equipment and manufacturing efficiency improvements. Commitments for capital expenditures at March 31, 1999 totaled $9.8 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 1999 will approximate $15 million, primarily due to expenditures made at newly acquired facilities for machining capacity and cost reductions at certain operations. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. The shares will be purchased from time to time in open market or private transactions. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet alternative minimum tax obligations which arise from the exercise of incentive stock options. During the three months ended March 31, 1999, 602,200 shares were repurchased under these repurchase programs at a cost of $7.9 million. As of March 31, 1999, a total of 1,357,300 shares have been repurchased at a cost of $19.1 million under these repurchase programs.

Liquidity

During 1998, the Company entered into a new revolving line of credit agreement with an aggregate $125.0 million borrowing capacity (the "Credit Line") and terminated the previous line of credit. On March 31, 1999, the Credit Line had an outstanding balance of approximately $33 million, leaving $92 million available for future use. The Credit Line requires no principal payments during the term of the agreement, which expires in January 2003. The Company's borrowing arrangements are generally unsecured and permit certain investments and dividend payments. There are no material restrictions on the Company as a result of these arrangements, other than customary covenants regarding certain earnings, liquidity, and capital ratios.

Management currently expects that the Company's future cash flows will be sufficient to fund the scheduled debt service under existing credit facilities and provide required resources for working capital and capital investments.

IMPACT OF YEAR 2000 ISSUES

"Year 2000 Issues" are the result of computer programs being written using two digits, rather than four, to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or statements, perform material requirements planning or engage in similar normal business activities.

The Company believes the 1997 and 1998 implementations of new and upgraded management information systems appropriately address the Year 2000 Issues for the programs replaced with these systems. These upgrades include significant enhancements for purposes other than addressing Year 2000 Issues. The Company has completed its assessment of the impact of Year 2000 Issues on other parts of its business, including embedded systems not involving information technology. The Company expects to implement the remaining upgrades necessary to address Year 2000 Issues by the end of the second quarter of 1999. The Company anticipates that the costs incurred solely to address its Year 2000 Issues will be less than $0.5 million.

The Company is communicating with its significant suppliers and customers to determine the extent to which the Company would be vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company is also in the process of performing onsite reviews of critical suppliers and customers to assess their state of readiness as considered appropriate.

If required modifications related to Year 2000 Issues are not successfully made on a timely basis by the Company or its significant suppliers or customers, the Company's operations, liquidity or financial condition could be materially affected. Although not anticipated, the most reasonably likely worst case scenario of failure by the Company or its significant suppliers or customers to resolve the Year 2000 Issues would be a short-term interruption of manufacturing operations at one or more of the Company's facilities and a short-term inability on the part of the Company to deliver product to customers.

As noted above, the Company expects its internal systems to be Year 2000 compliant in a timely manner. However, the success of the Company's suppliers and customers in remediating their respective Year 2000 Issues is not within the Company's control. The Company does not currently expect that its operations will be materially impacted by its suppliers' or customers' Year 2000 Issues. Nonetheless, the Company is currently developing contingency plans, particularly as related to its significant suppliers, which include the identification and qualification of alternate supply sources for key materials and services.

IMPACT OF THE CONVERSION TO THE EURO

On January 1, 1999, eleven of the member countries of the European Union converted from their sovereign currencies to a common currency, the euro. At that time fixed conversion rates between the legacy currencies and euro were set.

The Company has evaluated the potential effect upon its business of the euro conversion, and developed plans to address any such effect, including changes to information systems necessary to accommodate various aspects of the new currency and potentially increased competitive pressures from greater price transparency. Given the status of the implementation of new and upgraded information systems at appropriate locations and the relative size of its current European operations, the Company does not anticipate that its consolidated financial position, results of operations or liquidity will be materially adversely affected as a result of the euro conversion.

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133" or the "Statement"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and will be adopted by the Company at that time. The Company has reviewed its current derivative instruments and hedging activities and has determined that the adoption of SFAS 133 would not have a material impact on its consolidated financial statements as of March 31, 1999.

SUBSEQUENT EVENTS

On April 1, 1999, the Company acquired 100% of the stock of the Allen-Stuart Equipment Company and on April 5, 1999, the Company acquired 100% of the stock of Butterworth Jetting Systems, Inc. See Note 8 to the Financial Statements for further information on the Company's subsequent events.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. Such uncertainties and
                               -13-
factors could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. Such uncertainties and factors could include among others: the speed with which the Company is able to integrate its recent acquisitions and realize the related financial benefits; the level of oil and natural gas prices, drilling and production, which affect demand for the Company's petroleum products; pricing of Gardner Denver's products; changes in the general level of industrial production and industrial capacity utilization rates in the United States and the rate of economic growth outside the United States, which affect demand for the Company's compressed air products; the degree to which the Company is able to penetrate niche markets; the successful implementation of cost reduction efforts; and the extent to which the Company is able to operate without disruption due to Year 2000 Issues.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 1998 and March 31, 1999.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 5, 1998, the Company issued 430,695 shares of common stock to two individuals in connection with the acquisition of a Company owned by them. The shares were valued at $10.5 million. The shares issued in this transaction were exempt from registration under the Securities Act of 1933 by virtue of Section 4(2).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits:

     27.0 Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GARDNER DENVER, INC.

Date: May 14, 1999           By: /s/ Ross J. Centanni
                                --------------------------------------
                                 Ross J. Centanni
                                 Chairman, President & CEO

Date: May 14, 1999           By: /s/ Philip R. Roth
                                --------------------------------------
                                 Philip R. Roth
                                 Vice President, Finance & CFO

Date: May 14, 1999           By: /s/ Daniel C. Rizzo, Jr.
                                --------------------------------------
                                 Daniel C. Rizzo, Jr.
                                 Vice President and Corporate
                                 Controller (Chief Accounting Officer)

                    GARDNER DENVER, INC.

                       EXHIBIT INDEX

EXHIBIT
NO.                     DESCRIPTION

 27.0             Financial Data Schedule.