Form 10-K405/A
period 1998-12-31
GARDNER DENVER INC
filed 1999-05-25
CIK 916459

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                            FORM 10-K/A

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the fiscal year ended December 31, 1998

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from _________________ to ___________________
  Commission file number          1-13215
                         --------------------------

                        GARDNER DENVER, INC.
         (formerly known as Gardner Denver Machinery Inc.)
-------------------------------------------------------------------------
       (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                            76-0419383
----------------------------------------    -----------------------------
     (State or Other Jurisdiction of              (I.R.S. Employer
      Incorporation or Organization)            Identification No.)

   1800 Gardner Expressway, Quincy, IL                 62301
----------------------------------------    -----------------------------
 (Address of Principal Executive Offices)           (Zip Code)


                           (217) 222-5400
-------------------------------------------------------------------------
        (Registrant's Telephone Number, Including Area Code)

   Securities registered pursuant to Section 12(b) of the Act:

                   Common Stock, $0.01 par value
-------------------------------------------------------------------------
                          (Title of Class)

                 Rights to Purchase Preferred Stock
-------------------------------------------------------------------------
                          (Title of Class)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the registrant's voting stock held by non-affiliates as of March 12, 1999 was $180,407,256.

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


=========================================================================

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Gardner Denver's officers and directors are required, under Section 16(a) of the Securities Exchange Act of 1934, to file reports of ownership and changes in ownership of Gardner Denver common stock with the Securities and Exchange Commission. Gardner Denver believes that no officer or director failed to file on a timely basis any report required by Section 16(a) during or with respect to 1998 or any prior year, except that a Form 5 report regarding a 1998 grant of a stock option to Mr. Philip Roth, Vice President, Finance and Chief Financial Officer, under Gardner Denver's Long-Term Incentive Plan was inadvertently filed late.

                             SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       GARDNER DENVER, INC.


                       By /s/Ross J. Centanni
                          -----------------------------------
                          Name:  Ross J. Centanni
                          Title: Chairman, President and CEO

Date:   May 21, 1999
      ----------------


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                        Title                           Date
     ---------                        -----                           ----
/s/Ross J. Centanni         Chairman, President and CEO           May 21, 1999
------------------------    (Principal Executive Officer
(Ross J. Centanni)          and Director)

/s/Philip R. Roth           Vice President, Finance and CFO       May 21, 1999
------------------------    (Principal Financial Officer)
(Philip R. Roth)

/s/Daniel C. Rizzo, Jr.     Vice President and Corporate          May 21, 1999
------------------------    Controller (Chief Accounting
(Daniel C. Rizzo, Jr.)      Officer)

<F*>Donald G. Barger, Jr.   Director                              May 21, 1999
(Donald G. Barger, Jr.)

<F*>Frank J. Hansen         Director                              May 21, 1999
(Frank J. Hansen)

<F*>Raymond R. Hipp         Director                              May 21, 1999
(Raymond R. Hipp)

<F*>Thomas M. McKenna       Director                              May 21, 1999
(Thomas M. McKenna)

<F*>Alan E. Riedel          Director                              May 21, 1999
(Alan E. Riedel)

<F*>Michael J. Sebastian    Director                              May 21, 1999
(Michael J. Sebastian)

<F*>Richard L. Thompson     Director                              May 21, 1999
(Richard L. Thompson)



<F*>By /s/Helen W. Cornell
       --------------------------------------
       (Helen W. Cornell, as Attorney-In-Fact
       for each of the persons indicated)