Form 10-Q
period 1999-06-30
GARDNER DENVER INC
filed 1999-08-16
CIK 916459

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

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

  Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of July 29, 1999: 14,923,368 shares.

===========================================================================

                              PART I
                      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                               GARDNER DENVER, INC.
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                 (dollars in thousands, except per share amounts)
                                                   (Unaudited)
                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                                 ----------------------       -----------------------
                                                                   1999          1998           1999           1998
                                                                 -------       --------       --------       --------
Revenues                                                         $85,410       $103,509       $155,634       $193,301

Costs and Expenses:
    Cost of sales (excluding depreciation
         and amortization)                                        56,726         70,131        105,086        129,529
    Depreciation and amortization                                  3,391          3,221          6,910          6,116
    Selling and administrative expenses                           13,967         13,738         25,765         26,692
    Interest expense                                               1,469          1,386          2,676          2,565
    Other expense                                                    103            123            226            278
                                                                 -------       --------       --------       --------

Income before income taxes                                         9,754         14,910         14,971         28,121
Provision for income taxes                                         3,765          5,710          5,779         10,840
                                                                 -------       --------       --------       --------

Net income                                                       $ 5,989       $  9,200       $  9,192       $ 17,281
                                                                 =======       ========       ========       ========

Basic earnings per share                                         $  0.40       $   0.57       $   0.61       $   1.08
                                                                 =======       ========       ========       ========
Diluted earnings per share                                       $  0.39       $   0.55       $   0.60       $   1.04
                                                                 =======       ========       ========       ========

                            The accompanying notes are an integral part of this statement.

                               - 2 -

                                GARDNER DENVER, INC.
                             CONSOLIDATED BALANCE SHEET
                   (dollars in thousands, except per share amounts)
                                                               (UNAUDITED)
                                                                 JUNE 30,    DECEMBER 31,
                                                                   1999          1998
                                                               -----------   ------------
         ASSETS
Current assets:
    Cash and equivalents                                        $ 19,932       $ 24,474
    Receivables, net                                              71,425         69,617
    Inventories, net                                              58,559         53,115
    Deferred income taxes                                          2,307          2,445
    Other                                                          2,646          2,154
                                                                --------       --------
        Total current assets                                     154,869        151,805
                                                                --------       --------

Property, plant and equipment, net                                60,719         59,261
Intangibles, net                                                 121,442        114,254
Deferred income taxes                                              9,965         12,172
Other assets                                                       4,666          4,638
                                                                --------       --------
        Total assets                                            $351,661       $342,130
                                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current maturities
      of long-term debt                                         $    282       $  2,452
    Accounts payable and accrued liabilities                      53,313         60,806
                                                                --------       --------
        Total current liabilities                                 53,595         63,258
                                                                --------       --------

Long-term debt, less current maturities                          103,733         81,058
Postretirement benefits other than pensions                       44,780         46,612
Other long-term liabilities                                        8,051          8,516
                                                                --------       --------
        Total liabilities                                        210,159        199,444
                                                                --------       --------

Stockholders' equity:
    Common stock, $.01 par value; 50,000,000 shares
      authorized; 14,903,980 shares issued and
      outstanding at June 30, 1999                                   165            163
    Capital in excess of par value                               155,164        153,656
    Treasury stock at cost, 1,585,790 shares at
      June 30, 1999                                              (23,213)       (12,259)
    Retained earnings                                             12,498          3,306
    Accumulated other comprehensive loss                          (3,112)        (2,180)
                                                                --------       --------
        Total stockholders' equity                               141,502        142,686
                                                                --------       --------
        Total liabilities and stockholders' equity              $351,661       $342,130
                                                                ========       ========

             The accompanying notes are an integral part of this statement

                                 GARDNER DENVER, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                               (dollars in thousands)
                                    (Unaudited)
                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                -----------------------
                                                                  1999           1998
                                                                --------       --------
Cash flows from operating activities:
   Net income                                                   $  9,192       $ 17,281
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                             6,910          6,116
         Stock issued for employee benefit plans                     981            963
           Deferred income taxes                                   3,102           (189)
   Changes in assets and liabilities:
         Receivables                                                 845        (13,953)
         Inventories                                              (2,700)        (1,373)
         Accounts payable and accrued liabilities                (10,422)         1,766
         Other assets and liabilities, net                        (2,682)          (470)
                                                                --------       --------
            Net cash provided by operating activities              5,226         10,141
                                                                --------       --------

Cash flows from investing activities:
   Business acquisitions, net of cash acquired                   (17,014)       (39,295)
   Foreign currency hedging transactions                           2,424            851
   Capital expenditures                                           (6,261)        (6,269)
   Disposals of plant and equipment                                  581            ---
                                                                --------       --------
            Net cash used for investing activities               (20,270)       (44,713)
                                                                --------       --------

Cash flows from financing activities:
   Principal payments on long-term debt                          (16,163)       (28,890)
   Proceeds from long-term borrowings                             37,940         67,450
   Debt issuance costs                                               ---            (67)
   Proceeds from stock options                                       529            316
   Purchase of treasury stock                                    (10,954)           ---
   Other                                                             ---           (163)
                                                                --------       --------
            Net cash provided by financing activities             11,352         38,646
                                                                --------       --------

Effect of exchange rate changes on cash and
   equivalents                                                      (850)        (1,359)
                                                                --------       --------

(Decrease) increase in cash and equivalents                       (4,542)         2,715
                                                                --------       --------
Cash and equivalents, beginning of period                         24,474          8,831
                                                                --------       --------
Cash and equivalents, end of period                             $ 19,932       $ 11,546
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

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

On March 9, 1998, the Company purchased substantially all of the assets and assumed certain agreed upon liabilities of the Wittig Division of Mannesmann Demag A.G. ("Wittig") for approximately $10.5 million. Wittig is located in Schopfheim, Germany. The purchase price was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in cost in excess of net assets acquired of $4.1 million.

On April 1, 1999, the Company acquired 100% of the stock of the Allen-Stuart Equipment Company ("Allen-Stuart") and on April 5, 1999, the Company acquired 100% of the stock of Butterworth Jetting Systems, Inc. ("Butterworth"). Allen-Stuart, located in Houston, Texas, designs and fabricates custom-engineered packages for blower and compressor equipment in air and gas applications. Allen-Stuart serves a wide variety of industrial companies, including petrochemical, power generation, oil and natural gas production and refining. Butterworth, also located in Houston, Texas, is a manufacturer of water jet pumps and systems serving the industrial cleaning and maintenance market. Applications in this market include runway and ship-hull cleaning, concrete demolition and metal surface preparation. The aggregate purchase price for these acquisitions was approximately $17.5 million. The purchase price of each acquisition was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in an aggregate excess of net assets acquired of $10.7 million.

As a result of the stability of the product technology, markets and customers associated with these acquisitions, the cost in excess of net assets acquired for each acquisition is being amortized over 40 years using the straight-line method.

All acquisitions have been accounted for by the purchase method, and accordingly, the results of operations of Geoquip, Champion, Wittig, Allen-Stuart and Butterworth are included in the Company's Consolidated Statement of Operations from the respective dates of acquisition. Certain estimates of fair market value of assets received and liabilities assumed were made with adjustments to each separate company's historical financial statements. The estimates and adjustments for the acquisitions of Allen-Stuart and Butterworth have not been finalized.

NOTE 3.  EARNINGS PER SHARE.

The following table details the calculation of basic and diluted earnings per share:

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  -------------------     -------------------
                                                    1999        1998        1999        1998
                                                  -------     -------     -------     -------
Basic EPS:
   Net income                                     $ 5,989     $ 9,200     $ 9,192     $17,281
                                                  =======     =======     =======     =======

Shares
   Weighted average number of common
     shares outstanding                            14,895      16,115      15,070      16,035
                                                  =======     =======     =======     =======

Basic earnings per common share                   $  0.40     $  0.57     $  0.61     $  1.08
                                                  =======     =======     =======     =======



                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                  -------------------     -------------------
                                                    1999        1998        1999        1998
                                                  -------     -------     -------     -------
Diluted EPS:
   Net income                                     $ 5,989     $ 9,200     $ 9,192     $17,281
                                                  =======     =======     =======     =======

Shares
   Weighted average number of common
      shares outstanding                           14,895      16,115      15,070      16,035
   Assuming conversion of dilutive stock
      options issued and outstanding                  386         593         361         645
                                                  -------     -------     -------     -------
   Weighted average number of common
      shares outstanding, as adjusted              15,281      16,708      15,431      16,680
                                                  =======     =======     =======     =======

Diluted earnings per common share                 $  0.39     $  0.55     $  0.60     $  1.04
                                                  =======     =======     =======     =======

NOTE 4.  INVENTORIES.

                                                  JUNE 30,  DECEMBER 31,
                                                    1999        1998
                                                  --------  ------------
Raw materials, including parts and
   subassemblies                                  $39,142     $42,006
Work-in-process                                     9,395       8,167
Finished goods                                     23,296      17,159
Perishable tooling and supplies                     2,525       2,525
                                                  -------     -------
                                                   74,358      69,857
Excess of current standard costs
   over LIFO costs                                 (6,912)     (7,037)
Allowance for obsolete and slow-
   moving inventory                                (8,887)     (9,705)
                                                  -------     -------
      Inventories, net                            $58,559     $53,115
                                                  =======     =======

NOTE 5.  LONG TERM DEBT.

As of June 30, 1999 the Company was not in technical compliance with three covenants associated with its commercial bank line of credit. These violations related to exceeding capital expenditure limitations, nonperformance in providing stock pledge agreements for a foreign subsidiary acquired in March 1998 and nonperformance in executing guarantees on domestic subsidiaries acquired in April 1999. The bank group has waived these debt compliance requirements by entering into an amendment and waiver to the credit agreement, dated as of August 12, 1999.

NOTE 6.  COMPREHENSIVE INCOME.

For the three months ended June 30, 1999 and 1998, comprehensive income was $4.9 million and $9.2 million, respectively. For the six months ended June 30, 1999 and 1998, comprehensive income was $8.3 million and $17.3 million, respectively. Items impacting the

Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments.

NOTE 7.  CASH FLOW INFORMATION.

In the first six months of 1999 and 1998, the Company paid $5.4 million and $11.3 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first six months of 1999 and 1998, totaled $2.7 million and $2.5 million respectively.

NOTE 8.  SEGMENT INFORMATION.

                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30,               JUNE 30,
                                                  -------------------    --------------------
                                                    1999       1998        1999        1998
                                                  -------    --------    --------    --------
Revenues:
   Compressed Air Products                        $78,960    $ 78,086    $142,550    $148,116
   Petroleum Products                               6,450      25,423      13,084      45,185
                                                  -------    --------    --------    --------
      Total                                       $85,410    $103,509    $155,634    $193,301
                                                  =======    ========    ========    ========
Operating Earnings:
   Compressed Air Products                        $11,682    $ 10,684    $ 18,261    $ 21,362
   Petroleum Products                                 202       6,247         600      10,659
                                                  -------    --------    --------    --------
      Total                                        11,884      16,931      18,861      32,021
   Interest expense                                 1,469       1,386       2,676       2,565
   General corporate                                  661         635       1,214       1,335
                                                  -------    --------    --------    --------
      Income before income taxes                  $ 9,754    $ 14,910    $ 14,971    $ 28,121
                                                  =======    ========    ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

    PERFORMANCE IN THE QUARTER ENDED JUNE 30, 1999 COMPARED WITH
                  THE QUARTER ENDED JUNE 30, 1998

Revenues
Revenues decreased $18.1 million (17%) to $85.4 million for the three months ended June 30, 1999, compared to the same period of 1998.
Excluding incremental revenue from acquisitions which the Company completed in April 1999, revenues decreased $22.9 million (22%) over the same period of 1998. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the three months ended June 30, 1999, revenues for the Compressed Air Products segment increased $0.9 million (1%) to $79.0 million compared to the same period of 1998. Excluding incremental revenue from acquisitions completed in April 1999, which contributed $4.8 million, compressed air product revenues decreased $3.9 million (5%). This reduction was primarily related to declining industrial production in the United States during the second half of 1998 which reduced orders for compressor products. Petroleum Products segment revenues decreased

$19.0 million (75%) to $6.5 million for the three months ended June 30, 1999, compared to the same period of 1998. This reduction was primarily due to lower oil prices in the second half of 1998 which resulted in lower orders and backlog for petroleum products in 1999.

Costs and Expenses
Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the three months ended June 30, 1999 decreased $4.7 million (14%) to $28.7 million from $33.4 million in the same period of 1998. Gross margin as a percentage of revenues (gross margin percentage) increased to 33.6% in the three-month period of 1999 from 32.2% in the same period of 1998. This increase in the gross margin percentage was principally attributable to a change in sales mix, combined with improved operating efficiencies at our new manufacturing facility in Georgia.

Depreciation and amortization increased 5% to $3.4 million in the first three months of 1999, compared with $3.2 million for the same period of 1998. The increase in depreciation and amortization expense was due to goodwill amortization associated with acquisitions and ongoing capital expenditures. For the three-month periods, depreciation and amortization expense as a percentage of revenues increased to 4.0% in 1999 from 3.1% in 1998. This percentage increase is due to the factors noted above, combined with the effect of lower revenues.

Selling and administrative expenses increased in the three months of 1999 by 2% to $14.0 million from $13.7 million in the same period of 1998. Incremental expenses of $0.9 million related to acquisitions were offset by decreases in manpower levels and discretionary spending. Excluding the incremental impact of acquisitions, selling and administrative expenses decreased by 5% from the comparable 1998 period. As a percentage of revenues, selling and administrative expenses for the three-month periods increased to 16.4% in 1999 from 13.3% in 1998. This percentage increase is primarily due to the decrease in revenues and the acquisitions referred to above which have higher selling and administrative expenses relative to sales than the Company's existing operations.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses excluding unallocated corporate administrative expenses) of 14.8% for the three-month period ended June 30, 1999, an increase from 13.7% for the three-month period of 1998. This improvement is due to manpower reductions, reduced discretionary spending, improved operating efficiencies at our new manufacturing facility in Georgia and other cost reduction efforts. This improvement was partially offset by an increased allocation of shared costs since the segment's revenues represent a greater percentage of the Company's total revenues in 1999 as compared to 1998.

The Petroleum Products segment generated operating margins of 3.1% for three-month period ended June 30, 1999, compared to 24.6% for the same period in 1998. This decline is primarily attributable to the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base, partially offset by manpower reductions, reduced discretionary spending and other cost reduction efforts.

Interest expense increased $0.1 million in the three-month period of 1999 compared to the same period of 1998 due to higher average borrowings in 1999. The average interest rate was 6.0% for both three-month periods ended 1999 and 1998.

Income before income taxes declined $5.2 million (35%) to $9.8 million for the three months ended June 30, 1999, compared to the same period of 1998. This decrease is primarily the result of lower revenues discussed above.

Compared to 1998, the provision for income taxes decreased by $1.9 million to $3.8 million for the three months primarily as a result of the decreased income before taxes. The Company's effective tax rate for the three months ended June 30, 1999 was 38.6%, compared to 38.3% in the prior year period.

Net income for the three months ended June 30, 1999 decreased $3.2 million (35%) to $6.0 million ($0.39 diluted earnings per share), compared to $9.2 million ($0.55 diluted earnings per share) for the same period of 1998. This reduction in net income is attributable to the same factors that resulted in decreased income before taxes noted above.

    PERFORMANCE IN THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH
                 THE SIX MONTHS ENDED JUNE 30, 1998

Revenues
Revenues decreased $37.7 million (19%) to $155.6 million for the six months ended June 30, 1999, compared to the same period of 1998. Excluding incremental revenue from acquisitions which the Company has completed since late January 1998, revenues decreased $49.2 million (25%) over the same period of 1998. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the six months ended June 30, 1999, revenues for the Compressed Air Products segment decreased $5.6 million (4%) to $142.6 million compared to the same period of 1998. Excluding incremental revenue from acquisitions since late January 1998, which contributed $11.5 million, compressed air product revenues decreased $17.1 million (12%). This reduction was primarily related to declining industrial production in the United States during the second half of 1998 which reduced orders for compressor products. Petroleum Products segment revenues decreased $32.1 million (71%) to $13.1 million for the six months ended June 30, 1999, compared to the same period of 1998. This reduction was primarily due to lower oil prices in the second half of 1998 which resulted in lower orders and backlog for petroleum products in 1999.

Costs and Expenses
Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the six months ended June 30, 1999 decreased $13.2 million (21%) to $50.5 million from $63.8 million in the same period of 1998. Gross margin as a percentage of revenues (gross margin percentage) decreased to 32.5% in the six-month period of 1999 from 33.0% in the same period of 1998. This reduction in the gross margin percentage was principally attributable to two factors. First, acquisitions completed since late January 1998 negatively affected the gross margin percentage as these companies currently generate lower gross margins than the Company's previously existing operations.
Second, the negative impact of decreased leverage of production overhead costs over a lower revenue base was only partially offset by cost reduction efforts and increased operating efficiencies at our new manufacturing facility in Georgia.

Depreciation and amortization increased 13% to $6.9 million in the first six months of 1999, compared with $6.1 million for the same period of 1998. The increase in depreciation and amortization expense was due to goodwill amortization associated with acquisitions and ongoing capital expenditures. For the six-month periods, depreciation and amortization expense as a percentage of revenues increased to 4.4% in 1999 from 3.2% in 1998. This percentage increase is due to the factors noted above, combined with the effect of lower revenues.

Selling and administrative expenses decreased in the six months of 1999 by 3% to $25.8 million from $26.7 million in the same period of 1998. Incremental expenses of $2.4 million related to acquisitions were offset by decreases in manpower levels and discretionary spending. Excluding the impact of acquisitions completed since late January 1998, selling and administrative expenses decreased by more than 12% from the comparable 1998 period. As a percentage of revenues, selling and administrative expenses for the six-month periods increased to 16.6% in 1999 from 13.8% in 1998. This percentage increase is primarily due to the decrease in revenues and the acquisitions referred to above, which have higher selling and administrative expenses relative to sales than the Company's existing operations.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses excluding unallocated corporate administrative expenses) of 12.8% for the six-month period ended June 30, 1999, a decrease from 14.4% for the six-month period of 1998. This decline is due to the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base and the effect of newly acquired operations that currently generate lower operating margins (after amortization of goodwill associated with the acquisitions) than the Company's previously existing operations. The operating margin was also negatively impacted by an increased allocation of shared costs since the segment's revenues represent a greater percentage of the Company's total revenues in 1999 as compared to 1998. Manpower reductions, reduced discretionary spending and other cost reduction efforts partially offset these negative factors.

The Petroleum Products segment generated operating margins of 4.6% for six-month period ended June 30, 1999, compared to 23.6% for the same period in 1998. This decline is primarily attributable to the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base, partially offset by manpower reductions, reduced discretionary spending and other cost reduction efforts.

Interest expense increased $0.1 million for the six-month period of 1999, compared to the comparable period of 1998, due to higher average borrowings in 1999, partially offset by lower average interest rates. The average interest rate for the six-month period of 1999 was 5.8%, compared to 6.2% for the same period of 1998.

Income before income taxes declined $13.2 million (47%) to $15.0 million for the six months ended June 30, 1999, compared to the same period of 1998. This decrease is primarily the result of lower revenues and reduced gross margins discussed above.

Compared to 1998, the provision for income taxes decreased by $5.1 million to $5.8 million for the six month period, as a result of the decreased income before taxes. The Company's effective tax rate was 38.6% for the six month periods in both 1999 and 1998.

Net income for the six months ended June 30, 1999 decreased $8.1 million (47%) to $9.2 million ($0.60 diluted earnings per share), compared to $17.3 million ($1.04 diluted earnings per share) for the same period of 1998. This reduction in net income is attributable to the same factors that resulted in decreased income before taxes noted above.

Outlook
Demand for petroleum products is related to market expectations concerning prices of oil and natural gas. During the first quarter of 1999, orders for the Company's petroleum products reached their lowest level of the previous twelve months as a result of the substantial decline in the prices of oil and natural gas in 1998. Orders for petroleum products were $6.2 million in the second quarter, a decrease of $16.4 million compared to the same period of 1998. For the first six months of 1999, petroleum product orders were $10.1 million, a decrease of $26.6 million compared to the same period of 1998. Compared to June 30, 1998, backlog for this business segment declined $24.6 million to $3.6 million on June 30, 1999. Increases in demand for these products are dependent upon sustained appreciation in oil and natural gas prices, which the Company cannot predict. However, the price of oil increased significantly during the first half of 1999 and if it remains at current elevated levels, the Company believes a recovery in demand could occur late in 1999. Nonetheless, the Company anticipates significantly lower revenue for petroleum products in 1999, but believes that this segment will continue to generate operating earnings in 1999.

In general, demand for compressed air products follows economic growth patterns as indicated by the rate of change in GDP, manufacturing capacity utilization and industrial production. In the second quarter of 1999, orders for compressed air products were $77.3 million, including $7.2 million from acquisitions, compared to $69.4 million in the same period of 1998. For the first six months of 1999, orders for compressed air products, including $11.8 million from acquisitions, were $142.6 million, compared to $134.5 million in the same period of 1998. The Company experienced softer orders for compressed air products, beginning in the second half of 1998 due to slowing growth in industrial production in the United States, which resulted in reduced revenue for compressed air products through the second quarter of 1999. However, localized demand for compressed air products has improved recently and the order rate for this segment increased approximately 7% in the second quarter of 1999, compared to that of the first quarter. Backlog for this segment was $50.7 million as of June 30, 1999, including $8.6 million from acquisitions, compared to $51.1 million as of June 30, 1998.

At present, the Company anticipates cost reduction efforts and the financial benefits of completing acquisition integration projects to enhance profitability in 1999. However, the decreased revenues as a result of depressed demand for petroleum products and softer orders for compressed air products will result in unfavorable earnings comparisons in 1999 compared to 1998. Accordingly, based on the anticipated delay in orders compared to previous expectations, the Company now anticipates that diluted earnings per share will be approximately 30% to 35% lower in 1999 compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES

Operating Working Capital
During the six months ended June 30, 1999, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $14.7 million, with acquisitions completed in 1999 representing $5.1 million of this increase. Excluding acquisitions, the remaining increase in operating working capital is related to a decrease in accounts payable and accrued liabilities and an increase in inventory, partially offset by a decrease in receivables. The decrease in accounts payable and accrued liabilities and receivables is due to reduced spending and revenues. The increase in inventory is primarily due to the timing of shipments and a buildup of some petroleum products inventory in anticipation of a potential recovery in demand in late 1999.

Cash Flows
During the six months of 1999, the Company generated cash flows from operations totaling $5.2 million, a decrease of $4.9 million (48%) from the comparable period in 1998. This reduction was primarily the result of the decrease in net income and accounts payable and accrued liabilities, partially offset by lower receivables as discussed previously. Net borrowings of long-term debt totaled $21.8 million and $11.0 million of treasury stock was purchased during the six months ended June 30, 1999. The cash flows provided by operating and financing activities and used for investing activities resulted in a net cash decrease of $4.5 million for the six months ended June 30, 1999.

Capital Expenditures and Commitments
Capital projects to increase operating efficiency, production capacity and product quality resulted in expenditures of $6.3 million in the first six months of both 1999 and 1998. Commitments for capital expenditures at June 30, 1999 totaled $4.6 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 1999 will approximate $15 million, primarily due to expenditures for machining capacity and cost reduction projects. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet alternative minimum tax obligations which arise from the exercise of incentive stock options. During the six months ended June 30, 1999, 766,342 shares were repurchased under these repurchase programs at a cost of $10.7 million. As of June 30, 1999, a total of 1,521,442 shares have been repurchased at a cost of $22.8 million under both repurchase programs.

Liquidity
During 1998, the Company entered into a new revolving line of credit agreement with an aggregate $125.0 million borrowing capacity (the "Credit Line") and terminated the previous line of credit. On June 30, 1999, the Credit Line had an outstanding balance of approximately $55.7 million, leaving $69.3 million available for letters of credit or future borrowings. The Credit

Line requires no principal payments during the term of the agreement, which expires in January 2003. The Company's borrowing arrangements are generally unsecured and permit certain investments and dividend payments. There are no material restrictions on the Company as a result of these arrangements, other than customary covenants regarding certain earnings, liquidity, and capital ratios.

As of June 30, 1999, the Company was not in technical compliance with three covenants associated with its Credit Line. These violations related to exceeding capital expenditure limitations, nonperformance in providing stock pledge agreements for a foreign subsidiary acquired in March 1998 and nonperformance in executing guarantees on domestic subsidiaries acquired in April 1999. The bank group has waived these debt compliance requirements by entering into an amendment and waiver to the credit agreement, dated as of August 12, 1999.

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

The Company believes the implementations of new and upgraded management information systems appropriately address the Year 2000 Issues for the programs replaced with these systems. These upgrades include significant enhancements for purposes other than addressing Year 2000 Issues. The Company has completed its assessment of the impact of Year 2000 Issues on other parts of its business, including embedded systems not involving information technology. The Company expects to implement the remaining upgrades necessary to address Year 2000 Issues by the end of the third quarter of 1999. These upgrades relate primarily to the systems utilized by operations acquired in 1999. The Company anticipates that the costs incurred solely to address its Year 2000 Issues will be less than $0.5 million.

The Company is communicating with its significant suppliers and customers to determine the extent to which the Company would be vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company is also in the process of performing reviews of critical suppliers and customers to assess their state of readiness as considered appropriate.

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

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000 and thus, the Company will adopt SFAS 133 at that time. The Company has reviewed its current derivative instruments and hedging activities and has determined that the adoption of SFAS 133 would not have a material impact on its consolidated financial statements as of June 30, 1999.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. Such uncertainties and factors could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. Such uncertainties and factors could include among others: the speed with which the Company is able to integrate its recent acquisitions and realize the related financial benefits; the level of oil and natural gas prices, drilling and production, which affect demand for the Company's petroleum products; pricing of Gardner Denver's products; changes in the general level of industrial production and industrial capacity utilization rates in the United States and the rate of economic growth outside the United States, which affect demand for the Company's compressed air products; the degree to which the Company is able to penetrate niche markets; the successful implementation of cost reduction efforts; and the extent to which the Company is able to operate without disruption due to Year 2000 Issues.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 1998 and June 30, 1999.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held pursuant to notice on May 4, 1999. At the Annual Meeting, Donald
G. Barger, Jr., Raymond R. Hipp and Michael Sebastian were elected to serve as directors for a three-year term expiring in 2002. Richard L. Thompson was elected to serve as a director for a one-year term expiring in 2000. There were 12,551,421 affirmative votes cast and 223,155 votes withheld concerning Mr. Barger's election as a director; 12,544,031 affirmative votes cast and 230,545 votes withheld concerning Mr. Hipp's election as a director; 12,536,419 affirmative votes cast and 238,157 votes withheld concerning Mr. Sebastian's election as a director; and 12,552,814 affirmative votes cast and 221,762 votes withheld concerning Mr. Thompson's election as a director. At the Annual Meeting, the Company's stockholders approved an amendment to the Company's Long-Term Incentive Plan, increasing the shares available for issuance by 500,000. There were 10,447,281 affirmative votes cast, 2,238,896 votes against and 88,399 abstaining votes concerning this amendment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits:

       10.0.1 Amendment and Waiver No. 1, dated as of August 12, 1999, to the Credit Agreement dated as of January 20, 1998.

       27.0      Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GARDNER DENVER, INC.

Date: August 13, 1999          By:  /s/Ross J. Centanni
                                  ----------------------------------
                               Ross J. Centanni
                               Chairman, President & CEO

Date: August 13, 1999          By:  /s/Philip R. Roth
                                  ----------------------------------
                               Philip R. Roth
                               Vice President, Finance & CFO

Date: August 13, 1999          By:  /s/Daniel C. Rizzo, Jr.
                                  ----------------------------------
                               Daniel C. Rizzo, Jr.
                               Vice President and Corporate
                               Controller (Chief Accounting Officer)

                        GARDNER DENVER, INC.

                           EXHIBIT INDEX

EXHIBIT
NO.                             DESCRIPTION

10.0.1 Amendment and Waiver No. 1, dated as of August 12, 1999, to the Credit Agreement, dated as of January 20, 1998.

27.0      Financial Data Schedule.