Form 10-Q
period 1999-09-30
GARDNER DENVER INC
filed 1999-11-15
CIK 916459

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                            FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 5, 1999: 15,011,875 shares.

========================================================================

                              PART I
                       FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                                GARDNER DENVER, INC.
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                               (dollars in thousands, except per share amounts)
                                                  (Unaudited)
                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                           -------------------------          --------------------------
                                                             1999              1998             1999              1998
                                                           -------           -------          --------          --------
Revenues                                                   $77,103           $96,605          $232,737          $289,906

Costs and Expenses:
    Cost of sales (excluding depreciation
      and amortization)                                     52,672            64,024           157,758           193,553
    Depreciation and amortization                            3,439             3,458            10,349             9,574
    Selling and administrative expenses                     12,897            13,407            38,662            40,099
    Interest expense                                         1,465             1,287             4,141             3,852
    Other expense                                              118               188               344               466
                                                           -------           -------          --------          --------

Income before income taxes                                   6,512            14,241            21,483            42,362
Provision for income taxes                                   2,513             5,493             8,292            16,333
                                                           -------           -------          --------          --------

Net income                                                 $ 3,999           $ 8,748          $ 13,191          $ 26,029
                                                           =======           =======          ========          ========

Basic earnings per share                                   $  0.27           $  0.54          $   0.88          $   1.62
                                                           =======           =======          ========          ========
Diluted earnings per share                                 $  0.26           $  0.52          $   0.86          $   1.56
                                                           =======           =======          ========          ========

                           The accompanying notes are an integral part of this statement.

                              GARDNER DENVER, INC.
                           CONSOLIDATED BALANCE SHEET
                (dollars in thousands, except per share amounts)
                                                         (UNAUDITED)
                                                        SEPTEMBER 30,     DECEMBER 31,
                                                            1999              1998
                                                        -------------     ------------
                     ASSETS
Current assets:

     Cash and equivalents                                 $ 21,127          $ 24,474
     Receivables, net                                       69,410            69,617
     Inventories, net                                       60,588            53,115
     Deferred income taxes                                   3,208             2,445
     Other                                                   2,979             2,154
                                                          --------          --------
          Total current assets                             157,312           151,805
                                                          --------          --------

Property, plant and equipment, net                          60,989            59,261
Intangibles, net                                           120,293           114,254
Deferred income taxes                                        8,302            12,172
Other assets                                                 4,868             4,638
                                                          --------          --------
          Total assets                                    $351,764          $342,130
                                                          ========          ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
       of long-term debt                                  $  5,329          $  2,452
     Accounts payable and accrued liabilities               52,488            60,806
                                                          --------          --------
          Total current liabilities                         57,817            63,258
                                                          --------          --------

Long-term debt, less current maturities                     94,621            81,058
Postretirement benefits other than pensions                 44,225            46,612
Other long-term liabilities                                  8,765             8,516
                                                          --------          --------
          Total liabilities                                205,428           199,444
                                                          --------          --------

Stockholders' equity:
     Common stock, $.01 par value; 50,000,000 shares
       authorized; 14,942,466 shares issued and
       outstanding at September 30, 1999                       165               163
     Capital in excess of par value                        155,806           153,656
     Treasury stock at cost, 1,603,587 shares at
       September 30, 1999                                  (23,525)          (12,259)
     Retained earnings                                      16,497             3,306
     Accumulated other comprehensive loss                   (2,607)           (2,180)
                                                          --------          --------
          Total stockholders' equity                       146,336           142,686
                                                          --------          --------
          Total liabilities and stockholders' equity      $351,764          $342,130
                                                          ========          ========

             The accompanying notes are an integral part of this statement

                                -3-

                                GARDNER DENVER, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                               (dollars in thousands)
                                    (Unaudited)
                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                -----------------------
                                                                  1999           1998
                                                                --------       --------
Cash flows from operating activities:
    Net income                                                  $ 13,191       $ 26,029
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                            10,349          9,574
         Stock issued for employee benefit plans                   1,435          1,408
            Deferred income taxes                                  3,864          1,038
    Changes in assets and liabilities:
         Receivables                                               2,982         (5,260)
         Inventories                                              (4,592)           641
         Accounts payable and accrued liabilities                (11,167)        (3,023)
         Other assets and liabilities, net                        (3,173)        (2,666)
                                                                --------       --------
              Net cash provided by operating activities           12,889         27,741
                                                                --------       --------

Cash flows from investing activities:
    Business acquisitions, net of cash acquired                  (17,014)       (37,578)
    Foreign currency hedging transactions                          2,424            960
    Capital expenditures                                          (8,669)       (12,388)
    Disposals of plant and equipment                                 565            477
                                                                --------       --------
              Net cash used for investing activities             (22,694)       (48,529)
                                                                --------       --------

Cash flows from financing activities:
    Principal payments on long-term debt                         (22,478)       (36,877)
    Proceeds from long-term borrowings                            40,103         67,450
    Debt issuance costs                                              ---            (67)
    Proceeds from stock options                                      718            438
    Purchase of treasury stock                                   (11,266)           ---
    Other                                                            ---            (67)
                                                                --------       --------
              Net cash provided by financing activities            7,077         30,877
                                                                --------       --------

Effect of exchange rate changes on cash and
  equivalents                                                       (619)           354
                                                                --------       --------

(Decrease) increase in cash and equivalents                       (3,347)        10,443
                                                                --------       --------
Cash and equivalents, beginning of period                         24,474          8,831
                                                                --------       --------
Cash and equivalents, end of period                             $ 21,127       $ 19,274
                                                                ========       ========

             The accompanying notes are an integral part of this statement.

                                -4-

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

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  RECENT ACQUISITIONS.

On April 1, 1999, the Company acquired 100% of the stock of Allen-Stuart Equipment Co., Inc. ("Allen-Stuart") and on April 5, 1999, the Company acquired 100% of the stock of Butterworth Jetting Systems, Inc. ("Butterworth"). Allen-Stuart, located in Houston, Texas, designs and fabricates custom-engineered packages for blower and compressor equipment in air and gas applications. Allen-Stuart serves a wide variety of industrial companies, including petrochemical, power generation, oil and natural gas production and refining. Butterworth, also located in Houston, Texas, is a manufacturer of water jet pumps and systems serving the industrial cleaning and maintenance market. Applications in this market include runway and ship-hull cleaning, concrete demolition and metal surface preparation. The aggregate purchase price for these acquisitions was approximately $17.5 million. The purchase price of each acquisition was allocated to assets and liabilities based on their respective fair values at the date of acquisition and resulted in an aggregate cost in excess of net assets acquired of $10.7 million.

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

NOTE 3.  EARNINGS PER SHARE.

The following table details the calculation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                     ----------------------        ----------------------
                                                       1999           1998           1999           1998
                                                     -------        -------        -------        -------
Basic EPS:
      Net income                                     $ 3,999        $ 8,748        $13,191        $26,029
                                                     =======        =======        =======        =======

Shares
      Weighted average number of common
        shares outstanding                            14,922         16,184         15,021         16,080
                                                     =======        =======        =======        =======

Basic earnings per common share                      $  0.27        $  0.54        $  0.88        $  1.62
                                                     =======        =======        =======        =======




                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                     ----------------------        ----------------------
                                                       1999           1998           1999           1998
                                                     -------        -------        -------        -------
Diluted EPS:
      Net income                                     $ 3,999        $ 8,748        $13,191        $26,029
                                                     =======        =======        =======        =======

Shares
      Weighted average number of common
        shares outstanding                            14,922         16,184         15,021         16,080
      Assuming conversion of dilutive stock
        options issued and outstanding                   370            492            364            593
                                                     -------        -------        -------        -------
      Weighted average number of common
        shares outstanding, as adjusted               15,292         16,676         15,385         16,673
                                                     =======        =======        =======        =======

Diluted earnings per common share                    $  0.26        $  0.52        $  0.86        $  1.56
                                                     =======        =======        =======        =======

NOTE 4.  INVENTORIES.

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        1999           1998
                                                    -------------  ------------
Raw materials, including parts and
  subassemblies                                        $41,160       $42,006
Work-in-process                                          9,411         8,167
Finished goods                                          23,618        17,159
Perishable tooling and supplies                          2,525         2,525
                                                       -------       -------
                                                        76,714        69,857
Excess of current standard costs
  over LIFO costs                                       (6,912)       (7,037)
Allowance for obsolete and slow-
  moving inventory                                      (9,214)       (9,705)
                                                       -------       -------
      Inventories, net                                 $60,588       $53,115
                                                       =======       =======

NOTE 5.  COMPREHENSIVE INCOME.

For the three months ended September 30, 1999 and 1998, comprehensive income was $4.5 million and $8.8 million, respectively. For the nine months ended September 30, 1999 and 1998, comprehensive income was $12.8 million and $26.2 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments.

NOTE 6.  CASH FLOW INFORMATION.

In the first nine months of 1999 and 1998, the Company paid $5.6 million and $16.4 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first nine months of 1999 and 1998, totaled $4.9 million and $3.2 million respectively.

NOTE 7.  SEGMENT INFORMATION.

                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                        ----------------------          -----------------------
                                          1999           1998             1999           1998
                                        -------        -------          --------       --------
Revenues:
   Compressed Air Products              $70,781        $75,321          $213,331       $223,437
   Petroleum Products                     6,322         21,284            19,406         66,469
                                        -------        -------          --------       --------
      Total                             $77,103        $96,605          $232,737       $289,906
                                        =======        =======          ========       ========
Operating Earnings:
   Compressed Air Products              $ 7,402        $11,090          $ 25,663       $ 32,452
   Petroleum Products                     1,136          5,088             1,736         15,747
                                        -------        -------          --------       --------
      Total                               8,538         16,178            27,399         48,199
   Interest expense                       1,465          1,287             4,141          3,852
   General corporate                        561            650             1,775          1,985
                                        -------        -------          --------       --------
      Income before income taxes        $ 6,512        $14,241          $ 21,483       $ 42,362
                                        =======        =======          ========       ========

NOTE 8.  SUBSEQUENT EVENT.

On October 25, 1999, the Company acquired 100% of the stock of Air Relief, Inc. ("Air Relief"). Air Relief, located in Mayfield, Kentucky, is an independent provider of replacement parts and service for centrifugal compressors. This acquisition will be accounted for by the purchase method and accordingly, the results of its operations will be included in the Company's consolidated financial statements from the date of the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

   PERFORMANCE IN THE QUARTER ENDED SEPTEMBER 30, 1999 COMPARED WITH
               THE QUARTER ENDED SEPTEMBER 30, 1998

Revenues
Revenues decreased $19.5 million (20%) to $77.1 million for the three months ended September 30, 1999, compared to the same period of 1998. Excluding incremental revenue from acquisitions which the Company completed in April 1999, revenues decreased $24.9 million (26%) over the same period of 1998. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the three months ended September 30, 1999, revenues for the Compressed Air Products segment decreased $4.5 million (6%) to $70.8 million compared to the same period of 1998. Excluding incremental revenue from acquisitions completed in April 1999, which contributed $5.4 million, compressed air product revenues decreased $9.9 million (13%). This reduction was primarily related to a declining rate of growth in industrial production and lower manufacturing capacity utilization in the United States which began in the fourth quarter of 1997 and resulted in reduced orders for compressor products beginning in the second half of 1998. Petroleum Products segment revenues decreased $15.0 million (70%) to $6.3 million for the three months ended September 30, 1999, compared to the same period of 1998. This reduction was primarily due to lower oil prices in 1998 and early 1999, which resulted in lower orders and backlog for petroleum products in 1999, including the third quarter.

Costs and Expenses
Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the three months ended September 30, 1999 decreased $8.2 million (25%) to $24.4 million from $32.6 million in the same period of 1998. Gross margin as a percentage of revenues (gross margin percentage) decreased to 31.7% in the three-month period of 1999 from 33.7% in the same period of 1998. This decrease in the gross margin percentage was principally attributable to two factors. First, acquisitions completed in April 1999 negatively affected the gross margin percentage as these companies currently generate lower gross margins than the Company's previously existing operations. Second, the negative impact of decreased leverage of production overhead costs over a lower revenue base was only partially offset by cost reduction efforts and increased operating efficiencies at our new manufacturing facility in Georgia.

Depreciation and amortization was approximately the same for the three months of 1999 and the comparable 1998 period. For the three-month periods, depreciation and amortization expense as a percentage of revenues increased to 4.5% in 1999 from 3.6% in 1998. This percentage increase is due to the effect of lower revenues.

Selling and administrative expenses decreased in the three months of 1999 by 4% to $12.9 million from $13.4 million in the same period of 1998. Incremental expenses of $0.9 million related to acquisitions were more than offset by decreases in manpower levels and discretionary spending. Excluding the incremental impact of acquisitions, selling and administrative expenses decreased by 11% from the comparable 1998 period. As a percentage of revenues, selling and administrative expenses for the three-month periods increased to 16.7% in 1999 from 13.9% in 1998. This percentage increase is primarily due to the decrease in revenues and the acquisitions referred to above, which have higher selling and administrative expenses relative to sales than the Company's previously existing operations.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses excluding unallocated corporate administrative expenses) of 10.5% for the three-month period ended September 30, 1999, a decrease from 14.7% for the comparable three-month period of 1998. This decline is due to the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base and the effect of newly acquired operations that currently generate lower operating margins (after amortization of goodwill associated with the acquisitions) than the Company's previously existing operations. The operating margin was also negatively impacted by an increased allocation of shared costs as a result of the segment's revenues representing a greater percentage of the Company's total revenues in 1999 as compared to 1998. Staffing reductions, reduced discretionary spending and other cost reduction efforts partially offset these negative factors.

The Petroleum Products segment generated operating margins of 18.0% for the three-month period ended September 30, 1999, compared to 23.9% for the same period in 1998. This decline is primarily attributable to the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base, partially offset by manpower reductions, reduced discretionary spending and other cost reduction efforts. The operating margins for the three-month period of 1999 were favorably impacted by an increased proportion of revenues coming from replacement parts, which generate higher margins. This favorable mix resulted in a significant improvement in operating margins compared to the results of the second quarter of 1999.

Interest expense increased $0.2 million in the three-month period of 1999 compared to the same period of 1998 due to higher average borrowings in 1999. The average interest rate was 5.8% for both three-month periods ended 1999 and 1998, respectively.

Income before income taxes declined $7.7 million (54%) to $6.5 million for the three months ended September 30, 1999, compared to the same period of 1998. This decrease is primarily the result of lower revenues and reduced gross margins discussed above.

Compared to 1998, the provision for income taxes decreased by $3.0 million to $2.5 million for the three months as a result of the decreased income before taxes. The Company's effective tax rate was 38.6% for both three-month periods ended 1999 and 1998.

Net income for the three months ended September 30, 1999 decreased $4.7 million (54%) to $4.0 million ($0.26 diluted earnings per share), compared to $8.7 million ($0.52 diluted earnings per share) for the same period of 1998. This reduction in net income is attributable to the same factors that resulted in decreased income before taxes noted above.

PERFORMANCE IN THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH
             THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues
Revenues decreased $57.2 million (20%) to $232.7 million for the nine months ended September 30, 1999, compared to the same period of 1998. Excluding incremental revenue from acquisitions which the Company has completed since March 1998, revenues decreased $72.1 million (25%) over the same period of 1998. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the nine months ended September 30, 1999, revenues for the Compressed Air Products segment decreased $10.1 million (5%) to $213.3 million compared to the same period of 1998. Excluding incremental revenue from acquisitions since March 1998, which contributed $14.9 million, compressed air product revenues decreased $25.0 million (11%). This reduction was primarily related to a declining rate of growth in industrial production and lower manufacturing capacity utilization in the United States which has occurred since the fourth quarter of 1997, resulting in reduced orders for compressor products. Petroleum Products segment revenues decreased $47.1 million (71%) to $19.4 million for the nine months ended September 30, 1999, compared to the same period of 1998. This reduction was primarily due to lower oil prices in the second half of 1998 and early 1999, which resulted in lower orders and backlog for petroleum products in 1999.

Costs and Expenses
Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the nine months ended September 30, 1999 decreased $21.4 million (22%) to $75.0 million from $96.4 million in the same period of 1998. Gross margin as a percentage of revenues (gross margin percentage) decreased to 32.2% in the nine-month period of 1999 from 33.2% in the same period of 1998. This reduction in the gross margin percentage was principally attributable to two factors. First, acquisitions completed since March 1998 negatively affected the gross margin percentage as these companies currently generate lower gross margins than the Company's previously existing operations. Second, the negative impact of decreased leverage of production overhead costs over a lower revenue base was only partially offset by cost reduction efforts and increased operating efficiencies at our new manufacturing facility in Georgia.

Depreciation and amortization increased 8% to $10.3 million in the first nine months of 1999, compared with $9.6 million for the same period of 1998. The increase in depreciation and amortization expense was due to goodwill amortization associated with acquisitions and ongoing capital expenditures. For the nine-month periods, depreciation and amortization expense as a percentage of revenues increased to 4.5% in 1999 from 3.3% in 1998. This percentage increase is due to the factors noted above, combined with the effect of lower revenues.

Selling and administrative expenses decreased in the nine months of 1999 by 4% to $38.7 million from $40.1 million in the same period of 1998. Incremental expenses of $3.0 million related to acquisitions were more than offset by decreases in manpower levels and discretionary spending. Excluding the impact of acquisitions completed since March 1998, selling and administrative expenses decreased by approximately 11% from the comparable 1998 period. As a percentage of revenues, selling and administrative expenses for the nine-month periods increased to 16.6% in 1999 from 13.8% in 1998. This percentage increase is primarily due to the decrease in revenues and the acquisitions referred to above, which have higher selling and administrative expenses relative to sales than the Company's existing operations.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses excluding unallocated corporate administrative expenses) of 12.0% for the nine-month period ended September 30, 1999, a decrease from 14.5% for the nine-month period of 1998. This decline is due to the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base and the effect of newly acquired operations that currently generate lower operating margins (after amortization of goodwill associated with the acquisitions) than the Company's previously existing operations.
The operating margin was also negatively impacted by an increased allocation of shared costs since the segment's revenues represent a greater percentage of the Company's total revenues in 1999 as compared to 1998. Manpower reductions, reduced discretionary spending and other cost reduction efforts partially offset these negative factors.

The Petroleum Products segment generated operating margins of 8.9% for the nine-month period ended September 30, 1999, compared to 23.7% for the same period in 1998. This decline is primarily attributable to the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base, partially offset by manpower reductions, reduced discretionary spending and other cost reduction efforts.

Interest expense increased $0.3 million for the nine-month period of 1999, compared to the comparable period of 1998, due to higher average borrowings in 1999, partially offset by lower average interest rates. The average interest rate for the nine-month period of 1999 was 5.8%, compared to 6.1% for the same period of 1998.

Income before income taxes declined $20.9 million (49%) to $21.5 million for the nine months ended September 30, 1999, compared to the same period of 1998. This decrease is primarily the result of lower revenues and reduced gross margins discussed above.

Compared to 1998, the provision for income taxes decreased by $8.0 million to $8.3 million for the nine month period, as a result of the decreased income before taxes. The Company's effective tax rate was 38.6% for the nine month periods in both 1999 and 1998.

Net income for the nine months ended September 30, 1999 decreased $12.8 million (49%) to $13.2 million ($0.86 diluted earnings per share), compared to $26.0 million ($1.56 diluted earnings per share) for the same period of 1998. This reduction in net income is attributable to the same factors that resulted in decreased income before taxes noted above.

Outlook
Demand for petroleum products is related to market expectations concerning prices of oil and natural gas. During the first quarter of 1999, orders for the Company's petroleum products reached their lowest level of the previous twelve months as a result of the substantial decline in the prices of oil and natural gas in 1998 and early 1999. Orders for petroleum products were $6.7 million in the third quarter, an increase of $0.9 million compared to the same period of 1998. For the first nine months of 1999, petroleum product orders were $16.8 million, a decrease of $25.7 million compared to the same period of 1998. Compared to September 30, 1998, backlog for this business segment declined $8.8 million to $4.0 million on September 30, 1999. Increases in demand for these products are dependent upon sustained appreciation in oil and natural gas prices, which the Company cannot predict. However, the price of oil increased significantly during the first nine months of 1999 and the Company experienced appreciable improvement in orders for petroleum parts in the third quarter, which is typically a precursor to increased demand for pumps. The Company believes that if oil and natural gas prices remain at current elevated levels and the rig count continues to increase, there could be a modest increase in petroleum product orders and revenues in the fourth quarter compared to the third quarter of 1999, followed by a more significant improvement in 2000.

In general, demand for compressed air products follows economic growth patterns as indicated by the rate of change in GDP, manufacturing capacity utilization and industrial production. In the third quarter of 1999, orders for compressed air products were $66.7 million, compared to $68.8 million in the same period of 1998. For the first nine months of 1999, orders for compressed air products were $209.2 million, compared to $203.3 million in the same period of 1998. Backlog for this segment was $47.3 million as of September 30, 1999, compared to $45.1 million as of September 30, 1998. The increase in both orders and backlog for this segment is due solely to newly acquired companies. The Company experienced softer orders for compressed air products, beginning in the second half of 1998 due to slowing growth in industrial production in the United States, which resulted in reduced revenue for compressed air products through the third quarter of 1999. Although there have been some recent improvements in industrial production which may increase capacity utilization in the near future, the Company expects compressor revenues in the fourth quarter to remain essentially flat and growth in this segment to be delayed until 2000.

At present, the Company anticipates cost reduction efforts and the financial benefits of completing acquisition integration projects to enhance profitability in 1999. However, the decreased revenues as a result of depressed demand for petroleum products and softer orders for compressed air products will result in unfavorable earnings comparisons in 1999 compared to 1998. Accordingly, based on the anticipated delay in orders compared to previous expectations, the Company anticipates that diluted earnings per share will be approximately 45% to 50% lower in 1999 compared to 1998.

Liquidity and Capital Resources

Operating Working Capital
During the nine months ended September 30, 1999, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $15.6 million, with acquisitions completed in 1999 representing $15.3 million of this increase.
Excluding acquisitions, the remaining increase in operating working capital is related to a decrease in accounts payable and accrued liabilities and an increase in inventory, partially offset by a decrease in receivables. The decrease in accounts payable and accrued liabilities and receivables is due to reduced spending and revenues.
The increase in inventory is primarily due to the timing of shipments and a buildup of some petroleum products inventory in anticipation of a possible recovery in demand in late 1999 and early 2000.

Cash Flows
During the nine months of 1999, the Company generated cash flows from operations totaling $12.9 million, a decrease of $14.9 million (54%) from the comparable period in 1998. This reduction was primarily the result of the decrease in net income and accounts payable and accrued liabilities and an increase in inventories, partially offset by lower receivables as discussed previously. Net borrowings of long-term debt totaled $17.6 million and $11.3 million of outstanding Company stock was purchased during the nine months ended September 30, 1999. The cash flows provided by operating and financing activities and used for investing activities resulted in a net cash decrease of $3.3 million for the nine months ended September 30, 1999.

Capital Expenditures and Commitments
Capital projects to increase operating efficiency, production capacity and product quality resulted in expenditures of $8.7 million in the first nine months 1999 compared to $12.4 million in 1998. Commitments for capital expenditures at September 30, 1999 totaled $5.2 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 1999 will approximate $13 million, primarily due to expenditures for machining capacity and cost reduction projects. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet alternative minimum tax obligations which arise from the exercise of incentive stock options. During the nine months ended September 30, 1999, 780,442 shares were repurchased under these repurchase programs at a cost of $10.9 million. As of September 30, 1999, a total of 1,535,542 shares have been repurchased at a cost of $22.1 million under both repurchase programs.

Liquidity
During 1998, the Company entered into a new revolving line of credit agreement with an aggregate $125.0 million borrowing capacity (the "Credit Line") and terminated the previous line of credit. On September 30, 1999, the Credit Line had an outstanding balance of approximately $56.3 million, leaving $68.7 million available for letters of credit or future borrowings. The Credit Line requires no principal payments during the term of the agreement, which expires in January 2003. The Company's borrowing arrangements are generally unsecured and permit certain investments and dividend payments. There are no material restrictions on the Company as a result of these arrangements, other than customary covenants regarding certain earnings, liquidity, and capital ratios.

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

The Company believes the implementations of new and upgraded management information systems appropriately address the Year 2000 Issues for the programs replaced with these systems. These upgrades include significant enhancements for purposes other than addressing Year 2000 Issues. The Company has completed its assessment of the impact of Year 2000 Issues on other parts of its business, including embedded systems not involving information technology. The Company expects to implement the remaining upgrades necessary to address Year 2000 Issues by the end of 1999. These upgrades relate primarily to the systems utilized by operations acquired in 1999. The Company anticipates that the costs incurred solely to address its Year 2000 Issues will be less than $0.5 million.

The Company has communicated with its significant suppliers and customers to determine the extent to which the Company would be vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The Company has also performed reviews of critical suppliers and customers to assess their state of readiness as considered appropriate.

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

As noted above, the Company expects its internal systems to be Year 2000 compliant in a timely manner. However, the success of the Company's suppliers and customers in remediating their respective Year 2000 Issues is not within the Company's control. The Company does not currently expect that its operations will be materially impacted by its suppliers' or customers' Year 2000 Issues. Nonetheless, the Company has developed contingency plans, particularly as related to its significant suppliers, which include the identification and qualification of alternate supply sources for key materials and services.

Impact of the Conversion to the Euro

On January 1, 1999, eleven of the member countries of the European Union converted from their sovereign currencies to a common currency, the euro. At that time, fixed conversion rates between the legacy currencies and euro were set.

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

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000 and thus, the Company will adopt SFAS 133 at that time. The Company has reviewed its current derivative instruments and hedging activities and has determined that the adoption of SFAS 133 would not have a material impact on its consolidated financial statements as of September 30, 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 1998 and September 30, 1999.

PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits:

       27.0      Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GARDNER DENVER, INC.

Date:  November 15, 1999           By: /s/Ross J. Centanni
                                       ---------------------------------
                                   Ross J. Centanni
                                   Chairman, President & CEO

Date:  November 15, 1999           By: /s/Philip R. Roth
                                       ---------------------------------
                                   Philip R. Roth
                                   Vice President, Finance & CFO

Date:  November 15, 1999           By: /s/Daniel C. Rizzo, Jr.
                                       ---------------------------------
                                   Daniel C. Rizzo, Jr.
                                   Vice President and Corporate
                                   Controller (Chief Accounting Officer)

                    GARDNER DENVER, INC.

                       EXHIBIT INDEX

EXHIBIT
NO.                 DESCRIPTION

 27.0          Financial Data Schedule.