Form 10-K405
period 1999-12-31
GARDNER DENVER INC
filed 2000-03-29
CIK 916459

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-K

     /X/ Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934:  For the fiscal year ended December 31,
1999

     / / Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934:  For the transition period from to
----------    -----------
                Commission file number     1-13215
                                       ---------------

                           GARDNER DENVER, INC.
            (formerly known as Gardner Denver Machinery Inc.)
-------------------------------------------------------------------------
          (Exact Name of Registrant as Specified in Its Charter)

                Delaware                             76-0419383
----------------------------------------   ------------------------------
     (State or Other Jurisdiction of             (I.R.S. Employer
     Incorporation or Organization)              Identification No.)

  1800 Gardner Expressway, Quincy, IL                  62301
----------------------------------------   ------------------------------
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
Yes   X    No
    ------    ------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the registrant's voting stock held by non-affiliates as of March 21, 2000 was $252,734,158.

The number of shares outstanding of the registrant's Common Stock, as of March 21, 2000 was 15,296,922.

                  DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Gardner Denver, Inc. Proxy Statement, dated March
24, 2000 (incorporated into Part III of this Annual Report on Form 10-K).

   Portions of the 1999 Annual Report to Stockholders (incorporated into Parts I and II of this Annual Report on Form 10-K).

=========================================================================

                                 PART I

ITEM 1.  BUSINESS

GENERAL

Gardner Denver, Inc. ("Gardner Denver" or the "Company") believes, based on total sales in the United States, it is one of the leading manufacturers of stationary air compressors and blowers for industrial applications. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration and engineered vacuum systems. Gardner Denver also believes that it is one of the leading manufacturers of petroleum pumps used in oil and natural gas drilling and production, well servicing and well stimulation.

In 1999, Gardner Denver had revenues of $323.8 million, of which approximately 91 percent were derived from sales of compressed air products while approximately 9 percent were from sales of petroleum products. Approximately 71 percent of the total revenues in 1999 were derived from sales in the United States and approximately 29 percent were from sales to customers in various countries outside the United States. Of the total non-U.S. sales, 53 percent were to Europe, 15 percent to Canada, 13 percent to Latin America, 7 percent to Asia, and the remainder to Africa, the Middle East and Australia.

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

Gardner Denver has completed a number of acquisitions since becoming an independent company. In 1996, Gardner Denver acquired NORAMPTCO, Inc., renamed Gardner Denver Holdings Inc., and its primary operating subsidiary Lamson Corporation ("Lamson"). Lamson designs, manufactures and sells multistage centrifugal blowers and exhausters used in various industrial and wastewater applications. Lamson's products complemented the Company's product offering by enabling it to expand its participation in environmental and industrial segments requiring air and gas management.

Also in 1996, the Company acquired TCM Investments, Inc., an oil field pump manufacturer based in Tulsa, Oklahoma. This acquisition extended the Company's well stimulation pump product line, provided a physical presence in the oil field market and allowed Gardner Denver to become a major supplier of repair parts and remanufacturing services to some of the Company's customers.

In 1997, the Company acquired Oy Tamrotor Ab ("Tamrotor"), located in Tampere, Finland. Tamrotor designs and manufactures lubricated rotary screw compressor air ends and packages. The addition of Tamrotor provided the Company with a manufacturing base in Europe and growth opportunities through complementary product lines and international market penetration. In 1999, the Company liquidated Tamrotor and now conducts business in Finland as Gardner Denver OY.

In January 1998, the Company purchased Champion Pneumatic Machinery Company, Inc. ("Champion"). Champion, located in Princeton, Illinois, is a leading manufacturer of low horsepower reciprocating compressors. Champion opened new market opportunities for Gardner Denver products and expanded the range of reciprocating compressors available to existing distributors.

In January 1998, the Company also acquired Geological Equipment Corporation ("Geoquip"), a leading manufacturer of pumps, ranging from 350 to 2,400 horsepower, in Fort Worth, Texas. The operation also remanufactures pumps and provides repair services. The addition of Geoquip enhanced the Gardner Denver well servicing product line, expanded the Company's presence in remanufacturing and repair services and introduced the Company to the water jetting market.

The Company purchased the Wittig Division of Mannesmann Demag AG ("Wittig") in March 1998. Wittig, located in Schopfheim, Germany, is a leading manufacturer of rotary sliding vane compressors and vacuum pumps. Wittig's products primarily serve the truck blower market for liquid and dry bulk conveyance, as well as other industrial applications. The acquisition of Wittig expanded the Company's manufacturing presence in Europe and provided distribution channels for its blower products, which are produced in the United States.

In April 1999, the Company acquired Allen-Stuart Equipment Co., Inc. ("Allen-Stuart"), located in Houston, Texas. Allen-Stuart, which also conducts business as the Gardner Denver Engineered Packaging Center, designs, fabricates and services custom-engineered packages for blower and compressor equipment in air and gas applications. The addition of Allen-Stuart enhanced the Company's ability to supply engineered packages, incorporating the wide range of compressor and blower products manufactured by Gardner Denver.

In April 1999, the Company also purchased Butterworth Jetting Systems, Inc., a manufacturer of water jet pumps and systems serving the industrial cleaning and maintenance market, located in Houston, Texas. This operation, which was renamed Gardner Denver Water Jetting Systems, Inc., expanded the Company's position in the rapidly growing water jet market.

In October 1999, the Company acquired Air Relief, Inc. ("Air Relief"), located in Mayfield, Kentucky. Air Relief is an independent provider of replacement parts and service for centrifugal compressors. This operation enhanced the Company's ability to penetrate the centrifugal compressor market by adding key engineering, assembly, sales and service capabilities.

MARKETS AND PRODUCTS

Gardner Denver designs, manufactures and markets compressed air products and petroleum products. A description of the particular products manufactured and sold by Gardner Denver in its two industry segments is set forth below.

Compressed Air Products Segment

In the Compressed Air Products segment, Gardner Denver designs, manufactures, markets and services a broad line of reciprocating, rotary screw and sliding vane compressors, positive displacement and centrifugal blowers, and related aftermarket parts, to serve all aspects of the industrial market. Aftermarket parts and services for centrifugal compressors and water jet pumps and systems are also included in this segment.

Reciprocating compressors range from 0.5 to 900 horsepower and are sold under the Gardner Denver(R) and Champion(R) trademarks. Rotary screw compressors range from 5 to 680 horsepower and are sold under the Gardner Denver(R), Electra-Screw(R), Electra-Saver(R), Twistair(R), Tamrotor(R), and Tempest(R) trademarks.

Blowers are used to produce a high volume of air at low pressures and vacuums. Centrifugal blowers produce a constant level of pressure and varying volumes of air flow. Positive displacement blowers provide a constant volume of air flow at varying levels of pressure. The Company's positive displacement blowers range from 0 to 36 pounds per square inch gauge (PSIG) pressure and 0-28 inches of mercury ("Hg) vacuum and 0 to 35,000 cubic feet per minute (CFM) and are sold under the trademarks Sutorbilt(R), DuroFlow(R) and CycloBlower(R). The Company's multistage centrifugal blowers are sold under the tradename Lamson(TM) and range from
0.5 to 22 PSIG pressure and 0-18 "Hg vacuum and 100 to 50,000 CFM. The Company's rotary sliding vane compressors and vacuum pumps range from 0 to 150 PSIG and 0 to 3,000 CFM and are sold under the trademark Wittig(TM).

The Company's water jet pumps and systems are used in industrial cleaning and maintenance and are sold under the Liqua-Blaster(R) trademark. Sales of compressed air products by Gardner Denver in 1999 were $294.5 million, of which approximately 71 percent were to customers in the United States.

Almost all domestic manufacturing plants and industrial facilities, as well as many service industries, utilize air compressors and/or blowers. The largest markets for Gardner Denver's compressor products are durable goods manufacturers; process industries (petroleum, primary metals, pharmaceutical, food and paper); original equipment manufacturers ("OEMs"); manufacturers of carpet cleaning equipment, pneumatic conveying equipment, and dry and liquid bulk transports; wastewater treatment facilities; and automotive service centers.

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

Petroleum Products Segment

Gardner Denver designs, manufactures, markets and services a diverse group of pumps used in oil and natural gas production, well servicing and stimulation, and oil and gas drilling markets. Positive displacement reciprocating pumps are marketed under the Gardner Denver(R), Geoquip(R), Ajax(R) and OPI(R) trademarks. Sales of petroleum products in 1999 were $29.3 million, of which approximately 72 percent were to customers in the United States.

Typical applications of Gardner Denver(R) pumps in oil and natural gas production include oil transfer, water flooding, salt water disposal, pipeline testing, ammine pumping for gas processing, re-pressurizing, enhanced oil recovery, hydraulic power and other liquid transfer applications. Gardner Denver's production pumps range from 16 to 600 horsepower and consist of horizontal and vertical designed pumps.

Gardner Denver markets one of the most complete product lines of well servicing pumps. Well servicing operations include general workover service, completions (bringing wells into production after drilling), and plugging and abandonment of wells. Gardner Denver's well servicing products consist of high pressure plunger pumps ranging from 165 to 400 horsepower.

Gardner Denver also manufactures intermittent duty triplex and quintuplex plunger pumps ranging from 350 to 3,000 horsepower for well cementing and stimulation, including reservoir fracturing or acidizing. Duplex pumps, ranging from 16 to 135 horsepower, are produced for shallow drilling, which includes water well drilling, seismic drilling, mineral exploration. Continuous duty triplex mud pumps for oil and natural gas drilling rigs range from 275 to 2,000 horsepower. A small portion of Gardner Denver(R) and Ajax(R) pumps are sold for use in industrial applications.

For financial information over the past three years on the Company's performance by industry segment and the Company's international sales, refer to Note 14 of the Notes to Consolidated Financial Statements included in Gardner Denver's 1999 Annual Report to Stockholders and incorporated herein by reference.

CUSTOMERS AND CUSTOMER SERVICE

Gardner Denver sells its products through independent distributors and sales representatives and directly to OEMs, engineering firms and end users. Gardner Denver uses a direct sales force to service OEM and engineering firm accounts because these typically require more technical assistance, shipment scheduling and product service.

As a majority of Gardner Denver's products are marketed through independent distribution, Gardner Denver is committed to developing and supporting its distribution network of over 1,500 distributors and representatives. Generally, the distributors of Gardner Denver's compressed air products do not handle competing products. Gardner Denver has a Master Distribution Center in Memphis, Tennessee that stocks parts, accessories, blowers and small compressor products in order to provide adequate and timely availability. Gardner Denver also provides its distributors with sales and product literature, technical assistance and training programs, advertising and sales promotions, order-entry and tracking systems and an annual restocking program. Gardner Denver participates in major trade shows and has a telemarketing department to generate sales leads and support the distributors' sales staffs.

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

Gardner Denver also provides aftermarket support through its remanufacturing facilities in Indianapolis, Indiana; Tulsa, Oklahoma; and Mayfield, Kentucky. The Indianapolis operation remanufactures and repairs air ends for rotary screw compressors, blowers and reciprocating compressors. The Tulsa facility repairs and remanufactures well servicing pumps. The Mayfield operation provides aftermarket parts and repairs for centrifugal compressors.

Outside the United States, Gardner Denver markets its products through a network of sales representatives, as well as distributors and direct sales persons. As a result of the acquisition of Lamson, Tamrotor and Wittig, the Company also operates a blower packaging operation in France, a compressor manufacturing and packaging facility in Finland and a compressor manufacturing facility in Germany, respectively.

COMPETITION

Over 40 companies manufacture or market industrial air compressors in the United States. Of these, seven suppliers account for more than 80 percent of the domestic compressor market. Gardner Denver's principal competitors in the U.S. compressor market include Ingersoll-Rand, Sullair (a division of United Technologies Corporation), Atlas Copco, Quincy Compressor (a division of The BF Goodrich Company), CompAir (a division of Invensys P.L.C.) and Roots (a division of the Dresser Equipment Group of Halliburton Co.). The principal competitors in the petroleum market include National-Oilwell and IRI International. Each of the Company's business segments has a strong reputation and the Company's trademarks are recognized both domestically and internationally.

Demand for air compressors is dependent upon capital spending by manufacturing and process industries, and general economic conditions. Demand for petroleum products is tied to the number of working and available rigs and oil and natural gas prices. The principal competitive factors in all product markets are quality, performance, price and availability. The relative importance of each of these factors varies depending on the specific type of product.

The air compressor and petroleum pump markets are characterized by mature products, with steady and slow technological advances. Technological trends in the compressor market include development of oil-free air compressors, increased product efficiency, reduction of noise levels, and advanced control systems to upgrade the flexibility and precision of regulating pressure and capacity. Emerging compressor market niches result from new technologies in plastics extrusion, oil and natural gas well drilling, field gas gathering, mobile and stationary vacuum applications, utility and fiber optic installation, environmental impact minimization and air separation processes.
Trends in the petroleum pump market include development of larger horsepower and lighter weight pumps.

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

Expenditures for research and development sponsored by the Company were $2.8 million in 1999, $3.5 million in 1998 and $2.8 million in 1997.

MANUFACTURING

Gardner Denver has fourteen manufacturing facilities that utilize a broad variety of processes. At its manufacturing locations, the Company maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures, and uses extensive process automation in its manufacturing operations. Most of the manufacturing facilities utilize computer aided numerical control tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant (cell manufacturing). One operator using cell manufacturing can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing the amount of work-in-process and finished product inventories.

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

BACKLOG

The Company's backlog was approximately $53.9 million at December 31, 1999 as compared to approximately $50.2 million at December 31, 1998. This increase was due solely to newly acquired companies. Backlog consists of firm orders for which a customer purchase order has been received or communicated and which are scheduled for shipment within 12 months. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

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

In the aggregate, patents and trademarks are of considerable importance to the manufacturing and marketing of many of the Company's products. However, the Company does not consider any single patent or trademark, or group of patents or trademarks, to be material to its business as a whole, except for the Gardner Denver(R) trademark. Other important trademarks used by Gardner Denver include DuroFlow(R), Sutorbilt(R), CycloBlower(R), Wittig(TM), Lamson(TM), Tamrotor(R), OPI(R), Champion(R) and Geoquip(R). Joy(R) is a registered trademark of Joy Technologies, Inc. Gardner Denver has the right to use the Joy(R) trademark on aftermarket parts until November 2027. The Company's right to use this trademark on air compressors expired in November 1995. Pursuant to trademark license agreements, Cooper has rights to use the Gardner Denver(R) trademark for certain power tools and Gardner Denver has rights to use the Ajax(R) trademark for petroleum pumps. Gardner Denver has registered its trademarks in the countries where it is deemed necessary.

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

EMPLOYEES

As of February 25, 2000, the Company had approximately 1,700 full-time employees, of which approximately 500, including most of the employees in Finland and Germany, were represented by labor unions. In March 1997, the Company and the union at the Quincy, Illinois plant executed a five-year labor contract. The Company believes its current relations with employees are good.


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

The Company has been identified as a potentially responsible party ("PRP") with respect to six sites designated for cleanup under federal "Superfund" or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, Gardner Denver was only a small contributor to four of these waste sites and has made de minimus settlements for their cleanup. The clean-up of the remaining two sites is substantially complete and the Company's future obligations entail a share of the sites' ongoing operating and maintenance expense.

The Company has an accrued liability on its balance sheet to the extent costs are known or can be estimated for its remaining financial obligations. Based upon consideration of currently available information, the Company does not anticipate any materially adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs relating to the sites discussed above.

ITEM 2.  PROPERTIES

As of December 31, 1999, Gardner Denver has fourteen manufacturing plants, three of which are remanufacturing operations, one distribution center, four warehouses, a packaging operation and numerous sales offices. The significant facilities are as follows:

                                                                                       Owned
     Location                   Facility Type                          Sq. Feet       or Leased
     --------                   -------------                          --------       ---------
Quincy, Illinois           Executive, Administrative                   600,000          Owned
                             and Sales Offices;
                             Manufacturing -
                               petroleum and
                               compressor products
Sedalia, Missouri          Manufacturing -                             325,000          Owned
                             compressor products




Princeton, Illinois        Manufacturing - compressor                  130,000          Owned
                             products
Peachtree City, Georgia    Administrative and Sales                    120,000         Leased
                              Offices; Manufacturing -
                              compressor products
Memphis, Tennessee         Distribution Center                          98,000          Owned
                              and Warehouse
Fishers, Indiana           Remanufacturing -                            60,000         Leased
                              compressor products
Tulsa, Oklahoma            Manufacturing -                              46,000          Owned
                              petroleum products
Fort Worth, Texas          Manufacturing -                              42,000          Owned
                              petroleum products
Tulsa, Oklahoma            Remanufacturing -                            24,000         Leased
                              petroleum products
Manteca, California        Manufacturing - compressor                   19,200          Owned
                              products
Oklahoma City, Oklahoma    Sales Office and                              8,000          Owned
                              Warehouse
Schopfheim, Germany        Administrative and Sales                    423,000          Owned
                              Offices; Manufacturing -
                              compressor products
Tampere, Finland           Administrative and Sales                     93,600         Leased
                              Offices; Manufacturing -
                              compressor products
Bezons, France             Packaging and Warehouse                       6,300         Leased
Houston, Texas             Manufacturing - compressor                   66,300         Leased
                              products
Houston, Texas             Manufacturing - compressor                   57,200         Leased
                              products
Mayfield, Kentucky         Remanufacturing - compressor                 41,200          Owned
                              products

The Peachtree City, Georgia facility is currently leased from the Fayette County Development Authority in connection with industrial revenue bond financing. The Company has an option to purchase the property at a nominal price when the bonds are repaid in 2018.

In 1997, the Company announced it would close its Syracuse, New York facility and relocate the manufacture of the centrifugal blower product line to a newly constructed site in Peachtree City, Georgia. The new plant began operating in the fourth quarter of 1998. Portions of the 250,000 square foot Syracuse plant were leased to an unrelated manufacturing company in 1999, while some areas remained idle. This facility was sold in March 2000.

The Company leases sales office space in various U.S. locations and foreign countries, and warehouse space in Singapore and Finland.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature, incidental to the operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of the stockholders.

                    EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of the Company, their positions with the Company, business history and certain other information, as of March 10, 2000, are set forth below. These officers serve at the pleasure of the Board of Directors.

     Name                                   Office                                    Age
     ----                                   ------                                    ---
Ross J. Centanni        Chairman, President and Chief Executive Officer               54
Philip R. Roth          Vice President, Finance and Chief Financial Officer           49
J. Dennis Shull         Vice President and General Manager,                           51
                           Gardner Denver Compressor and Pump Division
David Brown             Vice President and General Manager,                           51
                           Gardner Denver Blower Division
Steven M. Krivacek      Vice President, Human Resources                               51
Helen W. Cornell        Vice President, Corporate Secretary and Treasurer             41

Ross J. Centanni, age 54, has been President and Chief Executive Officer and a director of Gardner Denver since its incorporation in November 1993. He has been Chairman of Gardner Denver's Board of Directors since November 1998. Prior to Gardner Denver's spin-off from Cooper, he was Vice President and General Manager of the Division, where he also served as Director of Marketing from August 1985 to June 1990. Mr. Centanni was Director of Corporate Planning for Cooper from August 1981 until joining the Division in 1985. He has a B.S. degree in industrial technology and an M.B.A. degree from Louisiana State University.
Mr. Centanni is a director of Esterline Technologies, a publicly held manufacturer of components for avionics, propulsion and guidance systems, and Denman Services, Inc., a privately held supplier of medical products. He is also a member of the Board of Trustees of Quincy University.

Philip R. Roth, age 49, joined the Company as Vice President, Finance and Chief Financial Officer in May 1996. Prior to joining Gardner Denver, Mr. Roth was employed by Emerson Electric Co. for fifteen years, most recently as the Vice President, Finance and Chief Financial Officer of the Wiegand Industrial Division. Mr. Roth, a Certified Public Accountant, received his B.S. degree in Business Administration from the University of Missouri and an M.B.A. from the Olin School of Business at Washington University.

J. Dennis Shull, age 51, has been Vice President and General Manager, Gardner Denver Compressor and Pump Division since its organization in August 1997. He previously served the

Company as Vice President, Sales and Marketing since the Company's incorporation in November 1993. From August 1990 until November 1993, Mr. Shull was the Director of Marketing for the Division. Mr. Shull has a B.S. degree in business from Northeast Missouri State University and an M.A. in business from Webster University.

David Brown, age 51, joined the Company as Vice President and General Manager, Gardner Denver Blower Division in August 1997. Prior to that time Mr. Brown was employed by Alfa Laval Separation ("Alfa Laval"), as Vice President and General Manager of the Decanter Business Unit from 1992 until joining the Company in August 1997. He previously held other management positions with SKF USA from 1979 until joining Alfa Laval in 1992. Mr. Brown has a B.S.M.E. from the Case Institute of Technology.

Steven M. Krivacek, age 51, has been Vice President, Human Resources for Gardner Denver since March 1995. He previously served the Company as Director of Human Resources from 1986 until his promotion. Mr. Krivacek has a B.A. in economics from California State College and an M.A. in industrial relations from St. Francis College.

Helen W. Cornell, age 41, has been Vice President, Corporate Secretary and Treasurer of the Company since April 1996. She served the Company as Vice President, Corporate Secretary and Assistant Treasurer from March 1995 until April 1996 and as Corporate Secretary and Assistant Treasurer from November 1993 until March 1995. Ms. Cornell was Manager of Financial Planning and Analysis for the Division from May 1988 to November 1993. She holds a B.S. degree in accounting from the University of Kentucky and an M.B.A. from Vanderbilt University. She is a Certified Public Accountant and a Certified Management Accountant.


                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information under "Stock Information" and "Dividends," contained on page 37 of Gardner Denver's 1999 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information under "Financial History," contained on page 14 of Gardner Denver's 1999 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under "Management's Discussion and Analysis," contained on pages 15 through 20 of Gardner Denver's 1999 Annual Report to
Stockholders, is hereby incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under "Management's Discussion and Analysis - Market Risk," contained on page 20 of Gardner Denver's 1999 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information under "Report of Independent Public Accountants" and "Consolidated Financial Statements and Notes," contained on pages 21 through 36 of Gardner Denver's 1999 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors contained under "Election of Directors," "Nominees for Election," and "Directors Whose Terms of Office Will Continue After the Meeting" contained on pages 2 through 4 of the Gardner Denver Proxy Statement, dated March 24, 2000, is hereby incorporated herein by reference. Information concerning the Company's executive officers is contained in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information related to executive compensation contained under "Committees, Compensation and Governance of the Board of Directors" on pages 5 and 6, "Executive Management Compensation" on pages 9 and 10 and "Employee and Executive Benefit Plans" contained on pages 15 and 16 of the Gardner Denver Proxy Statement, dated March 24, 2000, is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


The information under "Security Ownership of Management and Certain Beneficial Owners" contained on pages 7 and 8 of the Gardner Denver Proxy Statement, dated March 24, 2000, is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Alan E. Riedel, a director of the Company, currently is of counsel to Squire, Sanders and Dempsey L.L.P., which provided legal services to the Company during 1999 and continues to render such services to the Company.

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)  Documents filed as part of this Annual Report
     ---------------------------------------------

     1. Financial Statements and the related report of independent public accountants are incorporated by reference to the pages shown below in Gardner Denver's 1999 Annual Report to Stockholders.

                                                               Page No.
                                                               --------
     Report of Independent Public Accountants                     21

     Consolidated Statement of Operations for Each of
     the Three Years in the Period Ended December 31, 1999        22

     Consolidated Balance Sheet as of
     December 31, 1999 and December 31, 1998                      23

     Consolidated Statement of Stockholders' Equity for
     Each of the Three Years in the Period Ended
     December 31, 1999                                            24

     Consolidated Statement of Cash Flows for Each of the
     Three Years in the Period Ended December 31, 1999            25

     Notes to Consolidated Financial Statements                26-36

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

      4.1 Rights Agreement dated as of January 18, 1995, between Gardner Denver Machinery Inc. and First Chicago Trust Company of New York as Rights Agent.

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

     10.0.1   Amendment and Waiver No. 1, dated as of August 12,
              1999, to the Credit Agreement dated as of January 20, 1998 filed as Exhibit 10.0.1 on Form 10-Q, dated August 13, 1999, and incorporated herein by reference.

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

     13.0 The following portions of the Gardner Denver, Inc. 1999 Annual Report to Stockholders.

                                                                Page No.
                                                                --------

              Financial History                                     14
              Management's Discussion and Analysis               15-20
              Report of Independent Public Accountants              21
              Consolidated Statement of Operations                  22
              Consolidated Balance Sheet                            23
              Consolidated Statement of Stockholders' Equity        24
              Consolidated Statement of Cash Flows                  25
              Notes to Consolidated Financial Statements         26-36
              Stock Information                                     37
              Dividends                                             37

     21.0     Subsidiaries of Gardner Denver, Inc.

     23.0     Consent of Arthur Andersen LLP.

     24.0 Powers of Attorney from members of the Gardner Denver Inc. Board of Directors.

     27.0     Financial Data Schedule for the year ended December 31,
              1999.

[FN]
     <F*>     Indicates management contract or compensatory plan or
              arrangement.

(b)  Reports on Form 8-K.
     --------------------

          There were no reports on Form 8-K during the quarter ended December 31, 1999.

                              SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GARDNER DENVER, INC.


                              By /s/Ross J. Centanni
                                 ------------------------------------
                                 Name:  Ross J. Centanni
                                 Title: Chairman, President and CEO

Date: March 29, 2000
     ----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                          Title                            Date
     ---------                          -----                            ----
/s/Ross J. Centanni           Chairman, President and CEO           March 29, 2000
---------------------------   (Principal Executive Officer
(Ross J. Centanni)            and Director)


/s/Philip R. Roth             Vice President, Finance and CFO       March 29, 2000
---------------------------   (Principal Financial Officer)
(Philip R. Roth)


/s/Daniel C. Rizzo, Jr.       Vice President and Corporate          March 29, 2000
---------------------------   Controller (Chief Accounting
(Daniel C. Rizzo, Jr.)        Officer)


<F*>Donald G. Barger, Jr.     Director                              March 29, 2000
---------------------------
(Donald G. Barger, Jr.)

<F*>Frank J. Hansen           Director                              March 29, 2000
---------------------------
(Frank J. Hansen)

<F*>Raymond R. Hipp           Director                              March 29, 2000
---------------------------
(Raymond R. Hipp)

<F*>Thomas M. McKenna         Director                              March 29, 2000
---------------------------
(Thomas M. McKenna)

<F*>Alan E. Riedel            Director                              March 29, 2000
---------------------------
(Alan E. Riedel)

<F*>Michael J. Sebastian      Director                              March 29, 2000
---------------------------
(Michael J. Sebastian)

<F*>Richard L. Thompson       Director                              March 29, 2000
---------------------------
(Richard L. Thompson)



<F*>By /s/Helen W. Cornell
      ---------------------------------------
      (Helen W. Cornell, as Attorney-In-Fact
      for each of the persons indicated)

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Gardner Denver, Inc.

     We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Gardner Denver, Inc.'s. 1999 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


St. Louis, Missouri
February 7, 2000

                                                     GARDNER DENVER, INC.
                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               FOR THE YEAR ENDED DECEMBER 31,
                                                   (dollars in thousands)
                                           BALANCE AT        CHARGED TO        CHARGED TO                         BALANCE AT
                                          BEGINNING OF        COSTS AND          OTHER                              END OF
         DESCRIPTION                          YEAR            EXPENSES        ACCOUNTS<F1>      DEDUCTIONS           YEAR
         -----------                      ------------       ----------       ------------      ----------        ----------
1999
----

Allowance for doubtful accounts             $ 4,371            $  380            $  551          $  (464)           $ 4,838
Allowance for obsolete and slow-              9,705             1,255               496           (3,226)             8,230
   moving inventory

1998
----

Allowance for doubtful accounts             $ 2,866            $  306            $1,608          $  (409)           $ 4,371
Allowance for obsolete and slow-             11,945             1,799             1,459           (5,498)             9,705
   moving inventory

1997
----

Allowance for doubtful accounts               2,935               244                -              (313)             2,866
Allowance for obsolete and slow-              9,090             2,613               731             (489)            11,945
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

 4.1      Rights Agreement dated as of January 18, 1995, between
          Gardner Denver Machinery Inc. and First Chicago Trust
          Company of New York as Rights Agent.

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

10.0.1 Amendment and Waiver No. 1, dated as of August 12, 1999, to the Credit Agreement dated as of January 20, 1998 filed as
          Exhibit 10.0.1 on Form 10-Q, dated August 13, 1999, and incorporated herein by reference.

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

13.0      The following portions of the Gardner Denver, Inc. 1999
          Annual Report to Stockholders.

                                                                  Page No.
                                                                  --------

               Financial History                                      14
               Management's Discussion and Analysis                15-20
               Report of Independent Public Accountants               21
               Consolidated Statement of Operations                   22
               Consolidated Balance Sheet                             23
               Consolidated Statement of Stockholders' Equity         24
               Consolidated Statement of Cash Flows                   25
               Notes to Consolidated Financial Statements          26-36
               Stock Information                                      37
               Dividends                                              37

21.0      Subsidiaries of Gardner Denver, Inc.

23.0      Consent of Arthur Andersen LLP.

24.0 Powers of Attorney from members of the Gardner Denver, Inc. Board of Directors.

27.0      Financial Data Schedule for the year ended December 31,
          1999.

[FN]
          <F*> Indicates management contract or compensatory plan
               or arrangement.