Form 10-Q
period 2000-03-31
GARDNER DENVER INC
filed 2000-05-12
CIK 916459

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

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

    Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 1, 2000: 15,309,741 shares.

============================================================================

                              PART I
                       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         GARDNER DENVER, INC.
                 CONSOLIDATED STATEMENT OF OPERATIONS
           (dollars in thousands, except per share amounts)
                            (Unaudited)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                               ----------------------
                                                 2000           1999
                                               -------        -------

Revenues                                       $88,303        $70,224

Costs and Expenses:
   Cost of sales (excluding depreciation
      and amortization)                         61,278         48,360
   Depreciation and amortization                 3,891          3,519
   Selling and administrative expenses          15,463         11,798
   Interest expense                              1,817          1,207
   Other (income)/expense, net                    (528)           123
                                               -------        -------

Income before income taxes                       6,382          5,217
Provision for income taxes                       2,431          2,014
                                               -------        -------

Net income                                     $ 3,951        $ 3,203
                                               =======        =======

Basic earnings per share                       $  0.26        $  0.21
                                               =======        =======
Diluted earnings per share                     $  0.26        $  0.21
                                               =======        =======


   The accompanying notes are an integral part of this statement.

                                  GARDNER DENVER, INC.
                               CONSOLIDATED BALANCE SHEET
                    (dollars in thousands, except per share amounts)

                                                               (UNAUDITED)
                                                                MARCH 31,    DECEMBER 31,
                                                                  2000           1999
                                                               -----------   ------------
                          ASSETS
Current assets:
      Cash and equivalents                                      $ 20,598       $ 27,317
      Receivables, net                                            84,355         72,272
      Inventories, net                                            62,732         60,356
      Deferred income taxes                                        4,406          3,664
      Other                                                        3,317          2,770
                                                                --------       --------
            Total current assets                                 175,408        166,379
                                                                --------       --------

Property, plant and equipment, net                                63,184         62,892
Intangibles, net                                                 141,287        138,584
Deferred income taxes                                              6,007          6,151
Other assets                                                       5,265          5,413
                                                                --------       --------
            Total assets                                        $391,151       $379,419
                                                                ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings and current maturities
         of long-term debt                                      $  5,292       $  5,289
      Accounts payable and accrued liabilities                    57,150         54,320
                                                                --------       --------
            Total current liabilities                             62,442         59,609
                                                                --------       --------

Long-term debt, less current maturities                          119,787        114,200
Postretirement benefits other than pensions                       42,381         43,377
Other long-term liabilities                                        9,755          9,624
                                                                --------       --------
            Total liabilities                                    234,365        226,810
                                                                --------       --------

Stockholders' equity:
      Common stock, $.01 par value; 50,000,000 shares
         authorized; 15,296,922 shares issued and
         outstanding at March 31, 2000                               169            167
      Capital in excess of par value                             158,547        157,367
      Treasury stock at cost, 1,614,683 shares at
         March 31, 2000                                          (23,727)       (23,541)
      Retained earnings                                           25,305         21,354
      Accumulated other comprehensive loss                        (3,508)        (2,738)
                                                                --------       --------
            Total stockholders' equity                           156,786        152,609
                                                                --------       --------
            Total liabilities and stockholders' equity          $391,151       $379,419
                                                                ========       ========

              The accompanying notes are an integral part of this statement.

                                 GARDNER DENVER, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                (dollars in thousands)
                                     (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                -----------------------
                                                                  2000           1999
                                                                --------       --------
Cash flows from operating activities:
      Net income                                                $  3,951       $  3,203
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                          3,891          3,519
            Net gain on sale of assets                              (657)           ---
            Stock issued for employee benefit plans                  426            454
            Deferred income taxes                                   (431)           658
      Changes in assets and liabilities:
            Receivables                                          (11,362)         5,940
            Inventories                                           (1,251)        (3,744)
            Accounts payable and accrued liabilities               1,501         (3,515)
            Other assets and liabilities, net                     (1,306)          (249)
                                                                --------       --------
               Net cash (used for) provided by
                  Operating activities                            (5,238)         6,266
                                                                --------       --------

Cash flows from investing activities:
      Business acquisitions, net of cash acquired                 (8,100)           ---
      Foreign currency hedging transactions                        1,654            682
      Disposals of property, plant and equipment                     701            ---
      Capital expenditures                                        (1,661)        (3,486)
                                                                --------       --------
               Net cash used for investing activities             (7,406)        (2,804)
                                                                --------       --------

Cash flows from financing activities:
      Principal payments on long-term debt                        (6,107)       (12,080)
      Proceeds from long-term borrowings                          12,000          7,940
      Proceeds from stock options                                    756             32
      Purchase of treasury stock                                    (186)        (7,910)
                                                                --------       --------
               Net cash provided by (used for)
                  financing activities                             6,463        (12,018)
                                                                --------       --------

Effect of exchange rate changes on cash and
   equivalents                                                      (538)          (698)
                                                                --------       --------

Decrease in cash and equivalents                                  (6,719)        (9,254)
                                                                --------       --------
Cash and equivalents, beginning of period                         27,317         24,474
                                                                --------       --------
Cash and equivalents, end of period                             $ 20,598       $ 15,220
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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Gardner Denver's Annual Report on Form 10-K for the year ended December 31, 1999.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  RECENT ACQUISITIONS.

Effective January 1, 2000, the Company acquired substantially all of the assets and assumed certain agreed upon liabilities of Invincible Airflow Systems, Co. ("Invincible"). Invincible, located in Baltic, Ohio, manufactures single and fabricated multistage centrifugal blowers.

During 1999, the Company completed three acquisitions. On October 25, 1999, the Company purchased 100% of the issued and outstanding stock of Air Relief, Inc. ("Air Relief"), located in Mayfield, Kentucky. On April 5, 1999, the Company purchased 100% of the issued and outstanding stock of Butterworth Jetting Systems, Inc. ("Butterworth"), located in Houston, Texas. On April 1, 1999, the Company purchased 100% of the issued and outstanding stock of Allen-Stuart Equipment Co., Inc. ("Allen-Stuart"), also located in Houston, Texas.

All acquisitions have been accounted for by the purchase method, and accordingly, their results are included in the Company's consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date. The purchase price allocations for Invincible, Allen-Stuart, Butterworth and Air Relief, used in preparation of the March 31, 2000 consolidated balance sheet, are preliminary and subject to adjustment when finalized.

As a result of the stability of the product technology, markets and customers associated with these acquisitions, the cost in excess of net assets acquired for each acquisition is being amortized over 40 years using the straight-line method.

NOTE 3.  EARNINGS PER SHARE.

The following table details the calculation of basic and diluted earnings per share:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           ----------------------
                                                             2000           1999
                                                           -------        -------
Basic EPS:
      Net income                                           $ 3,951        $ 3,203
                                                           =======        =======

Shares
      Weighted average number of common
         shares outstanding                                 15,213         15,245
                                                           =======        =======

Basic earnings per common share                            $  0.26        $  0.21
                                                           =======        =======


Diluted EPS:
      Net income                                           $ 3,951        $ 3,203
                                                           =======        =======

Shares
      Weighted average number of common
         shares outstanding                                 15,213         15,245
      Assuming conversion of dilutive stock options
         issued and outstanding                                251            332
                                                           -------        -------
      Weighted average number of common
         shares outstanding, as adjusted                    15,464         15,577
                                                           =======        =======

Diluted earnings per common share                          $  0.26        $  0.21
                                                           =======        =======

NOTE 4.  INVENTORIES.

                                                       MARCH 31,    DECEMBER 31,
                                                         2000           1999
                                                       ---------    ------------
Raw materials, including parts and
   subassemblies                                        $39,057        $37,597
Work-in-process                                          11,319          9,395
Finished goods                                           25,301         25,543
Perishable tooling and supplies                           2,506          2,506
                                                        -------        -------
                                                         78,183         75,041
Excess of current standard costs
   over LIFO costs                                       (6,770)        (6,455)
Allowance for obsolete and slow-
   moving inventory                                      (8,681)        (8,230)
                                                        -------        -------
      Inventories, net                                  $62,732        $60,356
                                                        =======        =======

NOTE 5.  COMPREHENSIVE INCOME.

For the three months ended March 31, 2000 and 1999, comprehensive income was $3.2 million and $3.3 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments.

NOTE 6.  CASH FLOW INFORMATION.

In the first three months of 2000 and 1999, the Company paid $0.3 million and $0.2 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first three months of 2000 and 1999, was $1.4 million and $1.8 million, respectively.

NOTE 7.  SEGMENT INFORMATION.

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ----------------------
                                                          2000           1999
                                                        -------        -------
Revenues:
   Compressed Air Products                              $77,703        $63,590
   Petroleum Products                                    10,600          6,634
                                                        -------        -------
      Total                                             $88,303        $70,224
                                                        =======        =======

Operating Earnings:
   Compressed Air Products                              $ 7,428        $ 6,579
   Petroleum Products                                       846            398
                                                        -------        -------
      Total                                               8,274          6,977
   Interest Expense                                       1,817          1,207
   General Corporate                                         75            553
                                                        -------        -------
      Income before Income Taxes                        $ 6,382        $ 5,217
                                                        =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.
Revenues

Revenues increased $18.1 million (26%) to $88.3 million for the three months ended March 31, 2000, compared to the same period of 1999. Excluding incremental revenue from acquisitions, revenues increased $5.8 million (8%) over the same period of 1999. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the three months ended March 31, 2000, revenues for the Compressed Air Products segment increased $14.1 million (22%) to $77.7 million compared to the same period of 1999. Excluding incremental revenue from acquisitions, compressed air product revenues increased $1.8 million (3%). Petroleum Products segment revenues increased $4.0 million (60%) to $10.6 million for the three months ended March 31, 2000, compared to the same period of 1999. This increase resulted from heightened demand for petroleum products due to higher oil prices which began in the latter half of 1999 and were sustained through the first quarter of 2000.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the three months ended March 31, 2000 increased $5.1 million (24%) to $27.0 million from $21.9 million in the same period of 1999. Gross margin as a percentage of revenues (gross margin percentage) decreased to 30.6% in the three-month period of 2000 from 31.1% in the same period of 1999. This reduction in the gross margin percentage was principally attributable to an unfavorable sales mix partially offset by improved manufacturing efficiencies. In addition, acquisitions negatively affected the gross margin percentage as these entities currently generate lower gross margins than the Company's previously existing operations.

Depreciation and amortization increased 11% to $3.9 million in the first three months of 2000, compared with $3.5 million for the same period of 1999. The increase in depreciation and amortization expense was due to goodwill amortization associated with acquisitions and ongoing capital expenditures. For the three-month periods, depreciation and amortization expense as a percentage of revenues decreased to 4.4% in 2000 from 5.0% in 1999. This percentage decrease is due to the effect of higher revenues.

Selling and administrative expenses increased in the first three months of 2000 by 31% to $15.5 million from $11.8 million in the same period of 1999. Excluding incremental expenses from acquisitions, selling and administrative expenses increased $1.8 million (15%), which was primarily the result of higher commissions and payroll related expenses. Due to these factors, selling and administrative expenses as a percentage of revenues also increased to 17.5% in the first quarter of 2000 compared to 16.8% in 1999.

The change in other (income)/expense, net of approximately $0.7 million is due to a gain recorded from the sale of the Company's idle facility in Syracuse, New York.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses excluding unallocated corporate administrative expenses) of 9.6% for the three-month period ended
March 31, 2000, a decrease from 10.3% for the three-month period of 1999. This decline is due to an unfavorable sales mix, increased commission and payroll related expenses, and the negative impact of newly acquired operations which currently generate lower operating margins (after amortization of goodwill) than the Company's previously existing operations. Reduced discretionary spending, other cost reduction efforts and improved manufacturing efficiencies partially offset these negative factors.

The Petroleum Products segment generated operating margins of 8.0% for the three-month period ended March 31, 2000, compared to 6.0% for the same period in 1999. This increase is primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base and improved manufacturing efficiencies.

Interest expense increased $0.6 million (50%) to $1.8 million, as a result of higher average borrowings and average interest rates. The average interest rate for the three-month period of 2000 was 5.9%, compared to 5.8% for the same period of 1999.

Income before income taxes increased $1.2 million (22%) to $6.4 million for the three months ended March 31, 2000, compared to the same period of 1999. This increase is primarily the result of increased leverage of fixed costs over a higher revenue base, improved manufacturing efficiencies and the gain recorded on the sale of the Syracuse property.

The provision for income taxes increased by $0.4 million to $2.4 million for the first three months of 2000 compared to $2.0 million in 1999, as a result of the higher income before taxes partially offset by a lower overall effective tax rate. The Company's effective tax rate for the three months ended March 31, 2000 was 38.1%, compared to 38.6% in the prior year period.

Net income for the three months ended March 31, 2000 increased $0.7 million (23%) to $4.0 million ($0.26 diluted earnings per share), compared to $3.2 million ($0.21 diluted earnings per share) for the same period of 1999. This increase in net income is attributable to the same factors that resulted in increased income before taxes noted above.

Outlook

Demand for petroleum products is related to market expectations for oil and natural gas prices. Orders for petroleum products were $13.6 million in the first quarter of 2000, an increase of $9.8 million compared to the same period of 1999. Compared to March 31, 1999, backlog for this business segment increased $5.8 million to $9.6 million on March 31, 2000. These increases are primarily the result of market recovery from the depressed level of demand during the first quarter of 1999 due to the substantial decline in the prices of oil and natural gas in 1998 and early 1999. Future increases in demand for these products are dependent upon oil and natural gas prices remaining near current levels, which the Company cannot predict. However, the price of oil increased significantly in late 1999, and during the first quarter of 2000, and the Company has experienced appreciable improvement in orders for well servicing pumps. The Company believes that if oil and natural gas prices remain near current levels, and day rates and the rig count continue to increase, demand for well servicing pumps may continue to improve throughout 2000 and increased drilling pump revenues may occur in the second half of the year.

In general, demand for compressed air products follows the rate of manufacturing capacity utilization and the rate of change of industrial production because air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product. In the first quarter of 2000, orders for compressed air products were $79.7 million, including $12.1 million from acquisitions, compared to $65.3 million in the same period of 1999. Order backlog for the Compressed Air Products segment was $50.1 million as of March 31, 2000, compared to $45.8 million as of March 31, 1999. The increase in both orders and backlog for this segment is primarily due to newly acquired companies. The Company experienced softer orders for compressed air products, beginning in the second half of 1998, due to slowing growth in industrial production in the United States. Although there was some improvement in industrial production, capacity utilization, and the Gross Domestic Product in late 1999 and early 2000, significant changes in orders for compressor products are not anticipated until the second half of 2000, since demand for these products tends to lag the cycle of industrial demand in general.

LIQUIDITY AND CAPITAL RESOURCES
Operating Working Capital

During the three months ended March 31, 2000, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $11.6 million with acquisitions representing $1.5 million of this increase. Excluding acquisitions, the remaining increase in operating working capital was related to an increase in receivables due to the timing of shipments and collections within the quarter.

Cash Flows

During the three months of 2000, the Company had a use of cash from operations totaling $5.2 million, compared to generating $6.3 million in the prior year period. This use of cash was primarily the result of the increase in receivables. Net borrowings of long-term debt totaled $5.9 million during the three months ended March 31, 2000. These borrowings together with existing cash reserves were used to fund the Invincible acquisition. The cash flows used for operating and investing activities and provided by financing activities resulted in a net cash decrease of $6.7 million for the three months ended March 31, 2000.

Capital Expenditures and Commitments

Capital projects to increase operating efficiency and flexibility, expand production capacity and product quality resulted in expenditures of $1.7 million in the first three months of 2000. This was $1.8 million less than the level of capital expenditures in the comparable period in 1999 due to timing of capital projects. Commitments for capital expenditures at March 31, 2000 totaled $3.1 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 2000 will approximate $12-15 million, primarily due to expenditures made at newly acquired facilities for machining capacity and cost reductions at certain operations. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet alternative minimum tax obligations which arise from the exercise of incentive stock options. As of March 31, 2000, a total of 1,535,542 shares have been repurchased at a cost of $22.1 million under both repurchase programs. During the first quarter of 2000, the Company accepted shares of its common stock, valued at $0.2 million, which were tendered for the exercise of stock options.

Liquidity

The Company has a revolving line of credit agreement with an aggregate $125 million borrowing capacity (the "Credit Line"). On March 31, 2000, the Credit Line had an outstanding balance of approximately $82.0 million, leaving $43.0 million available for future use. The Credit Line requires no principal payments during the term of the agreement, which expires in January 2003.

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

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and thus, the Company will adopt SFAS 133 on January 1, 2001. The Company has reviewed its current derivative instruments and hedging activities and has determined that the adoption of SFAS 133 would not have a material impact on its consolidated financial statements as of March 31, 2000.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis contains forward-looking statements within the meaning of the federal securities laws. As a general matter, forward-looking statements are those focused upon anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. Such uncertainties and factors could cause actual results of the Company to differ materially from those matters expressed in or implied by such forward-looking statements. Such uncertainties and factors could include among others: the speed with which the Company is able to integrate its recent acquisitions and realize the related financial benefits; the level of oil and natural gas prices, drilling and production, which affect demand for the Company's petroleum products; pricing of Gardner Denver's products; changes in the general level of industrial production and industrial capacity utilization rates in the United States and the rate of economic growth outside the United States, which affect demand for the Company's compressed air products; the degree to which the Company is able to penetrate niche markets; and the successful implementation of cost reduction efforts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 1999 and March 31, 2000.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits:

     27.0   Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

                               SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GARDNER DENVER, INC.

Date: May 12, 2000             By: /s/Ross J. Centanni
                                  --------------------------------------
                                   Ross J. Centanni
                                   Chairman, President & CEO

Date: May 12, 2000             By: /s/Philip R. Roth
                                  --------------------------------------
                                   Philip R. Roth
                                   Vice President, Finance & CFO

Date: May 12, 2000             By: /s/Daniel C. Rizzo, Jr.
                                  --------------------------------------
                                   Daniel C. Rizzo, Jr.
                                   Vice President and Corporate
                                   Controller (Chief Accounting Officer)

                         GARDNER DENVER, INC.

                            EXHIBIT INDEX

EXHIBIT
NO.                          DESCRIPTION

27.0      Financial Data Schedule.