Form 10-Q
period 2000-06-30
GARDNER DENVER INC
filed 2000-08-11
CIK 916459

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549

                             FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2000

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

   Yes    X    No
       ------     ------

   Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of July 31, 2000: 15,316,013 shares.


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
                                                   (Unaudited)

                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                              ----------------------       -----------------------
                                                               2000           1999           2000           1999
                                                              -------        -------       --------       --------
Revenues                                                      $93,963        $85,410       $182,266       $155,634

Costs and Expenses:
   Cost of sales (excluding depreciation
      and amortization)                                        65,241         56,726        126,519        105,086
   Depreciation and amortization                                4,031          3,391          7,922          6,910
   Selling and administrative expenses                         15,285         13,967         30,748         25,765
   Interest expense                                             1,959          1,469          3,775          2,676
   Other (income)/expense, net                                    (62)           103           (590)           226
                                                              -------        -------       --------       --------

Income before income taxes                                      7,509          9,754         13,892         14,971
Provision for income taxes                                      2,861          3,765          5,293          5,779
                                                              -------        -------       --------       --------

Net income                                                    $ 4,648        $ 5,989       $  8,599       $  9,192
                                                              =======        =======       ========       ========

Basic earnings per share                                      $  0.30        $  0.40       $   0.56       $   0.61
                                                              =======        =======       ========       ========
Diluted earnings per share                                    $  0.30        $  0.39       $   0.56       $   0.60
                                                              =======        =======       ========       ========





                         The accompanying notes are an integral part of this statement.

                              GARDNER DENVER, INC.
                           CONSOLIDATED BALANCE SHEET
                (dollars in thousands, except per share amounts)

                                                            (UNAUDITED)
                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                            -----------   ------------
                 ASSETS
Current assets:
   Cash and equivalents                                      $ 20,318       $ 27,317
   Receivables, net                                            79,526         72,272
   Inventories, net                                            62,157         60,356
   Deferred income taxes                                        4,759          3,664
   Other                                                        3,049          2,770
                                                             --------       --------
      Total current assets                                    169,809        166,379
                                                             --------       --------

Property, plant and equipment, net                             63,687         62,892
Intangibles, net                                              140,920        138,584
Deferred income taxes                                           5,318          6,151
Other assets                                                    5,182          5,413
                                                             --------       --------
      Total assets                                           $384,916       $379,419
                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current maturities
      of long-term debt                                      $  5,295       $  5,289
   Accounts payable and accrued liabilities                    57,836         54,320
                                                             --------       --------
      Total current liabilities                                63,131         59,609
                                                             --------       --------

Long-term debt, less current maturities                       109,286        114,200
Postretirement benefits other than pensions                    41,547         43,377
Other long-term liabilities                                     9,675          9,624
                                                             --------       --------
      Total liabilities                                       223,639        226,810
                                                             --------       --------

Stockholders' equity:
   Common stock, $.01 par value; 50,000,000 shares
      authorized; 15,306,269 shares issued and
      outstanding at June 30, 2000                                169            167
   Capital in excess of par value                             159,088        157,367
   Treasury stock at cost, 1,643,551 shares at
      June 30, 2000                                           (24,251)       (23,541)
   Retained earnings                                           29,953         21,354
   Accumulated other comprehensive loss                        (3,682)        (2,738)
                                                             --------       --------
      Total stockholders' equity                              161,277        152,609
                                                             --------       --------
      Total liabilities and stockholders' equity             $384,916       $379,419
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

                                         GARDNER DENVER, INC.
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (dollars in thousands)
                                              (Unaudited)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            -----------------------
                                                                              2000           1999
                                                                            --------       --------
Cash flows from operating activities:
   Net income                                                               $  8,599       $  9,192
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                         7,922          6,910
         Net gain on asset dispositions                                         (851)           ---
         Stock issued for employee benefit plans                                 916            981
         Deferred income taxes                                                   206          3,102
   Changes in assets and liabilities:
         Receivables                                                          (6,978)           845
         Inventories                                                            (733)        (2,700)
         Accounts payable and accrued liabilities                                974        (10,422)
         Other assets and liabilities, net                                    (1,845)        (2,682)
                                                                            --------       --------
            Net cash provided by operating activities                          8,210          5,226
                                                                            --------       --------
Cash flows from investing activities:
   Business acquisitions, net of cash acquired                                (9,261)       (17,014)
   Foreign currency hedging transactions                                       3,261          2,424
   Capital expenditures                                                       (5,051)        (6,261)
   Disposals of plant and equipment                                              909            581
                                                                            --------       --------
            Net cash used for investing activities                           (10,142)       (20,270)
                                                                            --------       --------

Cash flows from financing activities:
   Principal payments on long-term debt                                      (16,187)       (16,163)
   Proceeds from long-term borrowings                                         12,000         37,940
   Proceeds from stock options                                                   807            529
   Purchase of treasury stock                                                   (710)       (10,954)
                                                                            --------       --------
            Net cash (used)/provided by financing activities                  (4,090)        11,352
                                                                            --------       --------

Effect of exchange rate changes on cash and
   equivalents                                                                  (977)          (850)
                                                                            --------       --------

Decrease in cash and equivalents                                              (6,999)        (4,542)
                                                                            --------       --------
Cash and equivalents, beginning of period                                     27,317         24,474
                                                                            --------       --------
Cash and equivalents, end of period                                         $ 20,318       $ 19,932
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

The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

All acquisitions have been accounted for by the purchase method, and accordingly, their results are included in the Company's consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date. The purchase price allocations for Invincible and Air Relief, used in preparation of the June 30, 2000 consolidated balance sheet, are preliminary and subject to adjustment when finalized.

As a result of the stability of the product technology, markets and customers associated with these acquisitions, the cost in excess of net assets acquired for each acquisition is being amortized over 40 years using the straight-line method.

NOTE 3.  EARNINGS PER SHARE.

The following table details the calculation of basic and diluted earnings per share:

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                              ----------------------        ----------------------
                                                                2000           1999           2000           1999
                                                              -------        -------        -------        -------
Basic EPS:
   Net income                                                 $ 4,648        $ 5,989        $ 8,599        $ 9,192
                                                              =======        =======        =======        =======

Shares
   Weighted average number of common
   shares outstanding                                          15,310         14,895         15,261         15,070
                                                              =======        =======        =======        =======

Basic earnings per common share                               $  0.30        $  0.40        $  0.56        $  0.61
                                                              =======        =======        =======        =======

Diluted EPS:
   Net income                                                 $ 4,648        $ 5,989        $ 8,599        $ 9,192
                                                              =======        =======        =======        =======

Shares
   Weighted average number of common
      shares outstanding                                       15,310         14,895         15,261         15,070

   Assuming conversion of dilutive stock
      options issued and outstanding                              199            386            225            361
                                                              -------        -------        -------        -------
   Weighted average number of common
      shares outstanding, as adjusted                          15,509         15,281         15,486         15,431
                                                              =======        =======        =======        =======

Diluted earnings per common share                             $  0.30        $  0.39        $  0.56        $  0.60
                                                              =======        =======        =======        =======

NOTE 4.  INVENTORIES.

                                                        JUNE 30,  DECEMBER 31,
                                                          2000        1999
                                                        --------  ------------
Raw materials, including parts and
  subassemblies                                         $39,289     $37,597
Work-in-process                                          10,142       9,395
Finished goods                                           25,935      25,543
Perishable tooling and supplies                           2,506       2,506
                                                        -------     -------
                                                         77,872      75,041
Excess of current standard costs
  over LIFO costs                                        (6,767)     (6,455)
Allowance for obsolete and slow-
  moving inventory                                       (8,948)     (8,230)
                                                        -------     -------
      Inventories, net                                  $62,157     $60,356
                                                        =======     =======

NOTE 6.  COMPREHENSIVE INCOME.

For the three months ended June 30, 2000 and 1999, comprehensive income was $4.5 million and $4.9 million, respectively. For the six months ended June 30, 2000 and 1999, comprehensive income was $7.7 million and $8.3 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments.

NOTE 7.  CASH FLOW INFORMATION.

In the first six months of 2000 and 1999, the Company paid $2.1 million and $5.4 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first six months of 2000 and 1999, totaled $4.2 million and $2.7 million respectively.

NOTE 8.  SEGMENT INFORMATION.

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                              ----------------------       -----------------------
                                                               2000           1999           2000           1999
                                                              -------        -------       --------       --------
Revenues:
   Compressed Air Products                                    $80,976        $78,960       $158,678       $142,550
   Petroleum Products                                          12,987          6,450         23,588         13,084
                                                              -------        -------       --------       --------
      Total                                                   $93,963        $85,410       $182,266       $155,634
                                                              =======        =======       ========       ========
Operating Earnings:
   Compressed Air Products                                    $ 8,947        $11,682       $ 16,375       $ 18,261
   Petroleum Products                                           1,067            202          1,913            600
                                                              -------        -------       --------       --------
      Total                                                    10,014         11,884         18,288         18,861
   Interest expense                                             1,959          1,469          3,775          2,676
   General corporate                                              546            661            621          1,214
                                                              -------        -------       --------       --------
      Income before income taxes                              $ 7,509        $ 9,754       $ 13,892       $ 14,971
                                                              =======        =======       ========       ========

NOTE 8.  SUBSEQUENT EVENT.

Effective July 1, 2000, the Company acquired 100% of the stock of CRS Power Flow, Inc. ("CRS"). CRS, located in Houston, Texas, manufactures aftermarket products for the water jetting industry. This acquisition will be accounted for by the purchase method and accordingly, the results of its operations will be included in the Company's consolidated financial statements from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

    PERFORMANCE IN THE QUARTER ENDED JUNE 30, 2000 COMPARED WITH
                  THE QUARTER ENDED JUNE 30, 1999

Revenues

Revenues increased $8.6 million (10%) to $94.0 million for the three months ended June 30, 2000, compared to the same period of 1999. Excluding incremental revenue from acquisitions, revenues increased $3.5 million (4%) over the same period of 1999. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the three months ended June 30, 2000, revenues for the Compressed Air Products segment increased $2.0 million (3%) to $81.0 million compared to the same period of 1999. Excluding incremental revenue from acquisitions, compressed air product revenues declined $3.1 million (4%) due to unfavorable foreign currency translation and dampened economic activity resulting from actions taken by the Federal Reserve to increase interest rates. Petroleum Products segment revenues increased $6.5 million (101%) to $13.0 million for the three months ended June 30, 2000, compared to the same period of 1999. This increase resulted from heightened demand for petroleum products, primarily well stimulation pumps, due to higher oil prices.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) was $28.7 million for both three-month periods ended June 30, 2000 and 1999. Gross margin as a percentage of revenues (gross margin percentage) decreased to 30.6% in the three-month period of 2000 from 33.6% in the same period of 1999. This reduction in the gross margin percentage was due to a significantly unfavorable sales mix (including lower parts/aftermarket sales of compressed air products), increased manufacturing overhead spending and deleverage on the lower volume in the base compressed air products segment.

Depreciation and amortization increased 19% to $4.0 million in the three-month period ended June 30, 2000, compared with $3.4 million for the same period of 1999. This increase was due to goodwill amortization associated with acquisitions and ongoing capital expenditures. Due to these factors, depreciation and amortization as a percentage of revenues also increased to 4.3% in the second quarter of 2000 from 4.0% in the same period of 1999.

Selling and administrative expenses increased in the second quarter of 2000 by 9% to $15.3 million from $14.0 million in the same period of 1999. Excluding incremental expenses from acquisitions, selling and administrative expenses increased $0.5 million (4%), which was primarily the result of higher commissions, payroll related expenses and increased spending on customer service initiatives. Selling and administrative expenses as a percentage of revenues improved slightly to 16.3% in the second quarter of 2000 compared to 16.4% in 1999 due to higher revenues.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses excluding unallocated corporate administrative expenses) of 11.0% for the three-month period ended June 30, 2000, a decrease from 14.8% for the same period of 1999. This decline is primarily due to the unfavorable sales mix referred to above, increased manufacturing overhead and selling and administrative expenses and deleverage on the lower volume in the base compressed air products business.

The Petroleum Products segment generated operating margins of 8.2% for the three-month period ended June 30, 2000, compared to 3.1% for the same period in 1999. This increase is primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base and improved manufacturing efficiencies.

Interest expense increased $0.5 million (33%) to $2.0 million for the three months ended June 30, 2000, as a result of higher average borrowings and interest rates. The average interest rate for second quarter of 2000 was 6.5%, compared to 6.0% for the same period of 1999.

Income before income taxes declined $2.2 million (23%) to $7.5 million for the three months ended June 30, 2000, compared to the same period of 1999, primarily due to the lower gross margin percentage discussed above. Higher levels of depreciation and amortization, interest expense and selling and administrative expenses also contributed to the decline.

The provision for income taxes decreased by $0.9 million to $2.9 million for the second quarter of 2000 compared to $3.8 million for the same period in 1999, as a result of the lower income before taxes and a lower overall effective tax rate. The Company's effective tax rate for the three months ended June 30, 2000 was 38.1%, compared to 38.6% in the prior year period.

Net income for the three months ended June 30, 2000 declined $1.3 million (22%) to $4.6 million ($0.30 diluted earnings per share), compared to $6.0 million ($0.39 diluted earnings per share) for the same period of 1999. This decrease in net income is attributable to the same factors that resulted in decreased income before taxes noted above.

    PERFORMANCE IN THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH
                 THE SIX MONTHS ENDED JUNE 30, 1999

Revenues

Revenues increased $26.6 million (17%) to $182.2 million for the six months ended June 30, 2000, compared to the same period of 1999. Excluding incremental revenue from acquisitions, revenues increased $9.1 million (6%) over the same period of 1999. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the six months ended June 30, 2000, revenues for the Compressed Air Products segment increased $16.1 million (11%) to $158.7 million compared to the same period of 1999. Excluding incremental revenue from acquisitions, compressed air product revenues decreased $1.4 million (1%) primarily due to unfavorable foreign currency translation. Petroleum Products segment revenues increased $10.5 million (80%) to $23.6 million for the six months ended June 30, 2000, compared to the same period of 1999, as a result of heightened demand due to higher oil prices.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the six months ended June 30, 2000 increased $5.2 million (10%) to $55.7 million from $50.5 million in the same period of 1999. Gross margin as a percentage of revenues (gross margin percentage) decreased to 30.6% in the six-month period of 2000 from 32.5% in the same period of 1999. This reduction in the gross margin percentage was principally attributable to an unfavorable sales mix, increased manufacturing overhead spending and deleverage on the lower volume in the base compressed air products segment.

Depreciation and amortization increased 15% to $7.9 million in the first six months of 2000, compared with $6.9 million for the same period of 1999. The increase in depreciation and amortization expense was due to goodwill amortization associated with acquisitions and ongoing capital expenditures. For both six-month periods, depreciation and amortization expense as a percentage of revenues was 4.4%.

Selling and administrative expenses increased in the first six months of 2000 by 19% to $30.7 million from $25.8 million in the same period of 1999. Excluding incremental expenses from acquisitions, selling and administrative expenses increased $2.3 million (9%), which was primarily the result of higher commissions, payroll related expenses and customer service initiatives. Due to these factors, selling and administrative expenses as a percentage of revenues also increased to 16.9% in the six months of 2000 compared to 16.6% in 1999.

The change in other (income)/expense, net is primarily due to a gain recorded from the sale of the Company's idle facility in Syracuse, New York.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses excluding unallocated corporate administrative expenses) of 10.3% for the six-month period ended June 30, 2000, a decrease from 12.8% for the six-month period of 1999. This decline is due to an unfavorable sales mix, increased manufacturing overhead spending and deleverage on the lower volume in the base compressed air products segment combined with increased commission, payroll and customer service related expenses.

The Petroleum Products segment generated operating margins of 8.1% for the six-month period ended June 30, 2000, compared to 4.6% for the same period in 1999. This increase is primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base and improved manufacturing efficiencies.

Interest expense increased $1.1 million (41%) to $3.8 million for the six-month period ended June 30, 2000, as a result of higher average borrowings and average interest rates. The average interest rate for the first half of 2000 was 6.2%, compared to 5.8% for the same period of 1999.

Income before income taxes declined $1.1 million (7%) to $13.9 million for the six months ended June 30, 2000, compared to the same period of 1999, primarily due to the lower gross margin percentage discussed above. Higher levels of depreciation and amortization, interest expense and selling and administrative expenses also contributed to the decline. These negative factors were partially offset by the gain on the sale of the Syracuse property.

The provision for income taxes decreased by $0.5 million to $5.3 million for the first six months of 2000 compared to $5.8 million for the same period of 1999, as a result of the lower income before taxes and a lower overall effective tax rate. The Company's effective tax rate for the six months ended June 30, 2000 was 38.1%, compared to 38.6% in the prior year period.

Net income for the six months ended June 30, 2000 decreased $0.6 million (6%) to $8.6 million ($0.56 diluted earnings per share), compared to $9.2 million ($0.60 diluted earnings per share) for the same period of 1999. This decrease in net income is attributable to the same factors that resulted in decreased income before taxes noted above.

Outlook

Demand for petroleum products is related to market expectations for oil and natural gas prices. Orders for petroleum products were $15.0 million in the second quarter of 2000, an increase of $6.2 million compared to the same period of 1999. For the first six months of 2000, petroleum product orders were $28.6 million, an increase of $18.5 million compared to the same period of 1999. Compared to June 30, 1999, backlog for this business segment increased $8.0 million to $11.6 million on June 30, 2000. These increases are primarily the result of market recovery from the depressed level of demand during the first half of 1999 due to the substantial decline in the prices of oil and natural gas in 1998 and early 1999. Demand for these products are dependent upon oil and natural gas prices, which the Company cannot predict. However, the price of oil increased significantly in late 1999 and during the first half of 2000, and the Company has experienced appreciable improvement in orders for well servicing and drilling pumps. The Company believes that if oil and natural gas prices remain near current levels, and day rates and the rig count continue to increase, demand for well servicing pumps may continue to improve during the second half of 2000 and increased drilling pump revenues may occur by the fourth quarter of 2000.

In general, demand for compressed air products follows the rate of manufacturing capacity utilization and the rate of change of industrial production because air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product. In the second quarter of 2000, orders for compressed air products were $74.8 million, including $5.1 million from acquisitions, compared to $77.3 million in the same period of 1999. For the first six months of 2000, orders for compressed air products, including $17.0 million from acquisitions, were $154.5 million, compared to $142.6 million in the same period of 1999. Order backlog for compressed air products, including $0.8 million from acquisitions, was $44.2 million as of June 30, 2000, compared to $50.7 million as of June 30, 1999. Adjusted for acquisitions, the decline in both orders and backlog for the compressed air products segment is a result of actions taken by the Federal Reserve in late 1999 and early 2000 to increase interest rates and dampen U.S economic activity, which have had a significantly negative impact on the sectors of the manufacturing economy served by this segment. The Company believes these depressed order and sales levels should not continue much beyond the third quarter of this year.

LIQUIDITY AND CAPITAL RESOURCES
Operating Working Capital

During the six months ended June 30, 2000, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $5.5 million with acquisitions representing $1.4 million of this increase. Excluding acquisitions, the remaining increase in operating working capital was primarily related to an increase in receivables due to the timing of shipments and collections in the second quarter.

Cash Flows

During the first half of 2000, the Company generated cash from operations totaling $8.2 million, compared to $5.2 million in the prior year period. This source of cash was primarily the result of net income plus depreciation and amortization partially offset by an increase in receivables. Borrowings of $12.0 million on long-term debt were used to fund acquisitions and capital expenditures. Total repayments on long-term debt were $16.2 million during the six months ended June 30, 2000. The cash flows provided by operating and used for investing and financing activities resulted in a net cash decrease of $7.0 million for the six months ended June 30, 2000.

Capital Expenditures and Commitments

Capital projects to increase operating efficiency and flexibility, expand production capacity and product quality resulted in expenditures of $5.1 million in the first six months of 2000. This was $1.2 million less than the level of capital expenditures in the comparable period in 1999, due to the timing of expenditures on capital projects.
Commitments for capital expenditures at June 30, 2000 totaled $4.2 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 2000 will approximate $12-15 million, primarily due to expenditures made for machining capacity and cost reductions at certain operations. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet alternative minimum tax obligations which arise from the exercise of incentive stock options. As of June 30, 2000, a total of 1,563,542 shares have been repurchased at a cost of $22.6 million under both repurchase programs. During the six months ended June 30, 1999, the Company accepted shares of its common stock, valued at $0.2 million, which were tendered for the exercise of stock options.

Liquidity

The Company has a revolving line of credit agreement with an aggregate $125 million borrowing capacity (the "Credit Line"). On June 30, 2000, the Credit Line had an outstanding balance of approximately $69.6 million, leaving $55.4 million available for future use. The Credit Line requires no principal payments during the term of the agreement, which expires in January 2003.

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

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and thus, the Company will adopt SFAS 133 on January 1, 2001. The Company has reviewed its current derivative instruments and hedging activities and has determined that the adoption of SFAS 133 would not have a material impact on its consolidated financial statements as of June 30, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 1999 and June 30, 2000.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held pursuant to notice on May 2, 2000. At the Annual Meeting, Ross J. Centanni, Alan E. Riedel and Richard L. Thompson were elected to serve as directors for a three-year term expiring in 2003. There were 13,090,417 affirmative votes cast and 130,807 votes withheld concerning Mr. Centanni's election as a director; 13,044,594 affirmative votes cast and 176,630 votes withheld concerning Mr. Riedel's election as a director; and 13,104,591 affirmative votes cast and 116,633 votes withheld concerning Mr. Thompson's election as a director.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits:

       27.0  Financial Data Schedule.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GARDNER DENVER, INC.

Date:  August 11, 2000                 By:  /s/Ross J. Centanni
                                          ----------------------------------
                                       Ross J. Centanni
                                       Chairman, President & CEO

Date:  August 11, 2000                 By:  /s/Philip R. Roth
                                          ----------------------------------
                                       Philip R. Roth
                                       Vice President, Finance & CFO

Date:  August 11, 2000                 By:  /s/Daniel C. Rizzo, Jr.
                                          ----------------------------------
                                       Daniel C. Rizzo, Jr.
                                       Vice President and Corporate
                                       Controller (Chief Accounting Officer)

                        GARDNER DENVER, INC.


                           EXHIBIT INDEX

EXHIBIT
NO.               DESCRIPTION

27.0         Financial Data Schedule.