Form 10-Q
period 2000-09-30
GARDNER DENVER INC
filed 2000-11-14
CIK 916459

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000

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

Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of October 31, 2000: 15,352,776 shares.

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
                                                   (Unaudited)

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                           ----------------------       -----------------------
                                                             2000           1999          2000           1999
                                                           -------        -------       --------       --------
Revenues                                                   $90,708        $77,103       $272,974       $232,737

Costs and Expenses:
   Cost of sales (excluding depreciation
      and amortization)                                     64,519         52,672        191,038        157,758
   Depreciation and amortization                             4,007          3,439         11,929         10,349
   Selling and administrative expenses                      13,624         12,897         44,372         38,662
   Interest expense                                          1,882          1,465          5,657          4,141
   Other (income)/expense, net                                 173            118           (417)           344
                                                           -------        -------       --------       --------

Income before income taxes                                   6,503          6,512         20,395         21,483
Provision for income taxes                                   2,477          2,513          7,770          8,292
                                                           -------        -------       --------       --------

Net income                                                 $ 4,026        $ 3,999       $ 12,625       $ 13,191
                                                           =======        =======       ========       ========

Basic earnings per share                                   $  0.26        $  0.27       $   0.83       $   0.88
                                                           =======        =======       ========       ========
Diluted earnings per share                                 $  0.26        $  0.26       $   0.82       $   0.86
                                                           =======        =======       ========       ========

                         The accompanying notes are an integral part of this statement.

                                 GARDNER DENVER, INC.
                              CONSOLIDATED BALANCE SHEET
                  (dollars in thousands, except per share amounts)

                                                         (UNAUDITED)
                                                        SEPTEMBER 30,  DECEMBER 31,
                                                            2000          1999
                                                        -------------  ------------
                       ASSETS
Current assets:
      Cash and equivalents                                $ 18,291       $ 27,317
      Receivables, net                                      81,102         72,272
      Inventories, net                                      62,571         60,356
      Deferred income taxes                                  5,941          3,664
      Other                                                  3,557          2,770
                                                          --------       --------
            Total current assets                           171,462        166,379
                                                          --------       --------

Property, plant and equipment, net                          63,440         62,892
Intangibles, net                                           148,180        138,584
Deferred income taxes                                        4,653          6,151
Other assets                                                 5,628          5,413
                                                          --------       --------
            Total assets                                  $393,363       $379,419
                                                          ========       ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings and current maturities
         of long-term debt                                $  5,298       $  5,289
      Accounts payable and accrued liabilities              57,203         54,320
                                                          --------       --------
            Total current liabilities                       62,501         59,609
                                                          --------       --------

Long-term debt, less current maturities                    116,426        114,200
Postretirement benefits other than pensions                 40,480         43,377
Other long-term liabilities                                  9,027          9,624
                                                          --------       --------
            Total liabilities                              228,434        226,810
                                                          --------       --------

Stockholders' equity:
      Common stock, $.01 par value; 50,000,000 shares
         authorized; 15,339,197 shares issued and
         outstanding at September 30, 2000                     170            167
      Capital in excess of par value                       159,645        157,367
      Treasury stock at cost, 1,647,041 shares at
         September 30, 2000                                (24,304)       (23,541)
      Retained earnings                                     33,979         21,354
      Accumulated other comprehensive loss                  (4,561)        (2,738)
                                                          --------       --------
            Total stockholders' equity                     164,929        152,609
                                                          --------       --------
            Total liabilities and stockholders' equity    $393,363       $379,419
                                                          ========       ========

          The accompanying notes are an integral part of this statement.

                                     GARDNER DENVER, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (dollars in thousands)
                                          (Unaudited)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                         -----------------------
                                                                           2000           1999
                                                                         --------       --------
Cash flows from operating activities:
      Net income                                                         $ 12,625       $ 13,191
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                  11,929         10,349
            Net gain on asset dispositions                                   (853)           ---
            Stock issued for employee benefit plans                         1,422          1,435
            Deferred income taxes                                              57          3,864
      Changes in assets and liabilities:
            Receivables                                                    (8,392)         2,982
            Inventories                                                      (715)        (4,592)
            Accounts payable and accrued liabilities                          929        (11,167)
            Other assets and liabilities, net                              (4,677)        (3,173)
                                                                         --------       --------
                  Net cash provided by operating activities                12,325         12,889
                                                                         --------       --------
Cash flows from investing activities:
      Business acquisitions, net of cash acquired                         (19,656)       (17,014)
      Capital expenditures                                                 (7,709)        (8,669)
      Disposals of plant and equipment                                        998            565
      Foreign currency hedging transactions                                 3,309          2,424
                                                                         --------       --------
                  Net cash used for investing activities                  (23,058)       (22,694)
                                                                         --------       --------

Cash flows from financing activities:
      Principal payments on long-term debt                                (29,262)       (22,478)
      Proceeds from long-term borrowings                                   32,500         40,103
      Proceeds from stock options                                             859            718
      Purchase of treasury stock                                             (763)       (11,266)
                                                                         --------       --------
                  Net cash provided by financing activities                 3,334          7,077
                                                                         --------       --------

Effect of exchange rate changes on cash and
   equivalents                                                             (1,627)          (619)
                                                                         --------       --------

Decrease in cash and equivalents                                           (9,026)        (3,347)
                                                                         --------       --------
Cash and equivalents, beginning of period                                  27,317         24,474
                                                                         --------       --------
Cash and equivalents, end of period                                      $ 18,291       $ 21,127
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

The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  RECENT ACQUISITIONS.

Effective July 1, 2000, the Company acquired 100% of the issued and outstanding stock of CRS Power Flow, Inc. ("CRS"). On April 5, 2000, the Company acquired 100% of the issued and outstanding stock of Jetting Systems & Accessories, Inc. ("JSA"). CRS and JSA are located in
Houston, Texas, and both manufacture aftermarket products for the water jetting industry. On January 1, 2000, the Company acquired substantially all of the assets and assumed certain agreed upon liabilities of Invincible Airflow Systems, Co. ("Invincible").
Invincible, located in Baltic, Ohio, manufactures single and fabricated multistage centrifugal blowers. The aggregate purchase price of these acquisitions was approximately $20.5 million. The purchase price of each acquisition has been allocated primarily to receivables, inventory, and property, plant and equipment, based on their respective fair values at the date of acquisition and resulted in aggregate costs in excess of net assets acquired of $14.7 million.

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

All acquisitions have been accounted for by the purchase method, and accordingly, their results are included in the Company's consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date. The purchase price allocations for CRS, Invincible and Air Relief, used in preparation of the September 30, 2000 consolidated balance sheet, are preliminary and subject to adjustment when finalized. Management does not expect the finalization of this allocation to have a significant impact on the company's financial position or results of operations.

As a result of the stability of the product technology, markets and customers associated with these acquisitions, the cost in excess of net assets acquired for each acquisition is being amortized over 40 years using the straight-line method.

NOTE 3.  EARNINGS PER SHARE.

The following table details the calculation of basic and diluted earnings per share:

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                           ----------------------        ----------------------
                                                            2000           1999           2000           1999
                                                           -------        -------        -------        -------
Basic EPS:
      Net income                                           $ 4,026        $ 3,999        $12,625        $13,191
                                                           =======        =======        =======        =======

Shares
      Weighted average number of common
         shares outstanding                                 15,321         14,922         15,281         15,021
                                                           =======        =======        =======        =======

Basic earnings per common share                            $  0.26        $  0.27        $  0.83        $  0.88
                                                           =======        =======        =======        =======

Diluted EPS:
      Net income                                           $ 4,026        $ 3,999        $12,625        $13,191
                                                           =======        =======        =======        =======

Shares
      Weighted average number of common
         shares outstanding                                 15,321         14,922         15,281         15,021
      Assuming conversion of dilutive stock
         options issued and outstanding                        146            370            196            364
                                                           -------        -------        -------        -------
      Weighted average number of common
         shares outstanding, as adjusted                    15,467         15,292         15,477         15,385
                                                           =======        =======        =======        =======

Diluted earnings per common share                          $  0.26        $  0.26        $  0.82        $  0.86
                                                           =======        =======        =======        =======

NOTE 4.  INVENTORIES.

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            2000            1999
                                                        -------------   ------------
Raw materials, including parts and
   subassemblies                                           $39,056        $37,597
Work-in-process                                             10,179          9,395
Finished goods                                              26,924         25,543
Perishable tooling and supplies                              2,506          2,506
                                                           -------        -------
                                                            78,665         75,041
Excess of current standard costs
   over LIFO costs                                          (6,767)        (6,455)
Allowance for obsolete and slow-
   moving inventory                                         (9,327)        (8,230)
                                                           -------        -------
      Inventories, net                                     $62,571        $60,356
                                                           =======        =======

NOTE 6.  COMPREHENSIVE INCOME.

For the three months ended September 30, 2000 and 1999, comprehensive income was $3.1 million and $4.5 million, respectively. For the nine months ended September 30, 2000 and 1999, comprehensive income was $10.8 million and $12.8 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments.

NOTE 7.  CASH FLOW INFORMATION.

In the first nine months of 2000 and 1999, the Company paid $5.9 million and $5.6 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first nine months of 2000 and 1999, totaled $6.8 million and $4.9 million, respectively.


NOTE 8.  SEGMENT INFORMATION.

                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                           ----------------------       -----------------------
                                                            2000           1999           2000           1999
                                                           -------        -------       --------       --------
Revenues:
      Compressed Air Products                              $76,282        $70,781       $234,960       $213,331
      Petroleum Products                                    14,426          6,322         38,014         19,406
                                                           -------        -------       --------       --------
            Total                                          $90,708        $77,103       $272,974       $232,737
                                                           =======        =======       ========       ========
Operating Earnings:
      Compressed Air Products                              $ 7,640        $ 7,402       $ 24,015       $ 25,663
      Petroleum Products                                     1,391          1,136          3,304          1,736
                                                           -------        -------       --------       --------
            Total                                            9,031          8,538         27,319         27,399
      Interest expense                                       1,882          1,465          5,657          4,141
      General corporate                                        646            561          1,267          1,775
                                                           -------        -------       --------       --------
            Income before income taxes                     $ 6,503        $ 6,512       $ 20,395       $ 21,483
                                                           =======        =======       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

   PERFORMANCE IN THE QUARTER ENDED SEPTEMBER 30, 2000 COMPARED WITH
                THE QUARTER ENDED SEPTEMBER 30, 1999

Revenues

Revenues increased $13.6 million (18%) to $90.7 million for the three months ended September 30, 2000, compared to the same period of 1999. Excluding incremental revenue from acquisitions, revenues increased $8.5 million (11%) over the same period of 1999. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the three months ended September 30, 2000, revenues for the Compressed Air Products segment increased $5.5 million (8%) to $76.3 million compared to the same period of 1999. Excluding incremental revenue from acquisitions, compressed air product revenues were relatively flat despite an unfavorable foreign currency exchange rate impact of approximately $1.9 million. Petroleum Products segment revenues increased $8.1 million (128%) to $14.4 million for the three months ended September 30, 2000, compared to the same period of 1999. This increase resulted from heightened demand for petroleum products, primarily well stimulation pumps and drilling pumps, due to higher oil prices.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) increased $1.8 million (7%) to $26.2 million for the three-month period ended September 30, 2000 compared to the same period of 1999. Gross margin as a percentage of revenues (gross margin percentage) decreased to 28.9% in the three-month period of 2000 from 31.7% in the same period of 1999. This reduction in the gross margin percentage was due to a significantly unfavorable sales mix in the petroleum segment (including an increased proportion of well stimulation pumps as opposed to higher margin replacement parts). Increased manufacturing overhead spending (including engineering, product development and lean manufacturing initiatives) and increased manufacturing variances on well servicing pumps also contributed to the decline in gross profit margin percentage.

Depreciation and amortization increased 17% to $4.0 million in the three-month period ended September 30, 2000, compared with $3.4 million for the same period of 1999. This increase was due to goodwill amortization associated with acquisitions and ongoing capital expenditures. Depreciation and amortization as a percentage of revenues decreased slightly to 4.4% in the third quarter of 2000 from 4.5% in the same period of 1999 due to higher revenues.

Selling and administrative expenses increased in the third quarter of 2000 by 6% to $13.6 million from $12.9 million in the same period of 1999 due to incremental expenses from acquisitions. Selling and administrative expenses as a percentage of revenues improved to 15.0% in the third quarter of 2000 compared to 16.7% in 1999 due to higher revenues.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses excluding unallocated corporate administrative expenses) of 10.0% for the three-month period ended September 30, 2000, a decrease from 10.5% for the same period of 1999. This decline was due to an unfavorable sales mix and increases in manufacturing overhead spending as mentioned above. In addition, acquisitions negatively affected the operating margin percentage as these entities are currently generating lower operating margins than the Company's previously existing operations.

The Petroleum Products segment generated operating margins of 9.6% for the three-month period ended September 30, 2000, compared to 18.0% for the same period in 1999. This decline is primarily due to the unfavorable sales mix and increased variances mentioned above.

Interest expense increased $0.4 million (28%) to $1.9 million for the three months ended September 30, 2000, as a result of higher average borrowings and interest rates. The average interest rate for third quarter of 2000 was 6.2%, compared to 5.8% for the same period of 1999.

Income before income taxes was $6.5 million for both three months ended September 30, 2000 and 1999, as higher revenues were offset by the lower gross margin percentage and higher levels of depreciation and amortization, interest expense and selling and administrative expenses.

The provision for income taxes was $2.5 million for both the third quarter of 2000 and 1999. The Company's effective tax rate for the three months ended September 30, 2000 was 38.1%, compared to 38.6% in the prior year period.

Net income was $4.0 million ($0.26 diluted earnings per share) for both the third quarter of 2000 and 1999, for the same reasons as noted above for income before taxes.

  PERFORMANCE IN THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH
              THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

Revenues increased $40.2 million (17%) to $273.0 million for the nine months ended September 30, 2000, compared to the same period of 1999. Excluding incremental revenue from acquisitions, revenues increased $17.7 million (8%) over the same period of 1999. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the nine months ended September 30, 2000, revenues for the Compressed Air Products segment increased $21.6 million (10%) to $235.0 million compared to the same period of 1999. Excluding incremental revenue from acquisitions, compressed air product revenues were relatively flat despite an unfavorable foreign currency exchange rate impact of approximately $5.3 million. Petroleum Products segment revenues increased $18.6 million (96%) to $38.0 million for the nine months ended September 30, 2000, compared to the same period of 1999, as a result of the heightened demand for well stimulation pumps and drilling pumps due to higher oil prices.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the nine months ended September 30, 2000 increased $7.0 million (9%) to $81.9 million compared to the same period of 1999. Gross margin as a percentage of revenues (gross margin percentage) decreased to 30.0% in the nine-month period of 2000 from 32.2% in the same period of 1999. This reduction in the gross margin percentage was principally attributable to an unfavorable sales mix (including a lower proportion of aftermarket products in both segments), increased manufacturing overhead spending and increased variances on well servicing pumps.

Depreciation and amortization increased 15% to $11.9 million in the first nine months of 2000, compared with $10.3 million for the same period of 1999. The increase in depreciation and amortization expense was due to goodwill amortization associated with acquisitions and ongoing capital expenditures. For the nine-month period ended September 30, 2000, depreciation and amortization expense as a percentage of revenues declined slightly to 4.4% from 4.5% for the same period in 1999, as a result of the higher revenues.

Selling and administrative expenses increased in the first nine months of 2000 by 15% to $44.4 million from $38.7 million in the same period of 1999. Excluding incremental expenses from acquisitions, selling and administrative expenses increased $2.1 million (6%), which was primarily the result of higher commissions, payroll related expenses and customer service initiatives. Selling and administrative expenses as a percentage of revenues decreased slightly to 16.3% compared to the prior year nine-month period of 16.6%, as a result of the higher revenues.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses excluding unallocated corporate administrative expenses) of 10.2% for the nine-month period ended September 30, 2000, a decrease from 12.0% for the nine-month period of 1999. This decline is due to an unfavorable sales mix, increased manufacturing overhead spending, and increased commission, payroll and customer service related expenses. In addition, acquisitions negatively affected the operating margin percentage as these entities are currently generating lower operating margins than the Company's previously existing operations.

The Petroleum Products segment generated operating margins of 8.7% for the nine-month period ended September 30, 2000, compared to 8.9% for the same period in 1999. This decrease is due to an unfavorable sales mix (including an increased proportion of well stimulation pumps as opposed to higher margin replacement parts). Increased manufacturing variances on well servicing pumps also contributed to this decline.

Interest expense increased $1.5 million (37%) to $5.7 million for the nine-month period ended September 30, 2000, as a result of higher average borrowings and average interest rates. The average interest rate for the first nine months of 2000 was 6.2%, compared to 5.8% for the same period of 1999.

The change in other (income)/expense, net is primarily due to a gain recorded in the second quarter of 2000 from the sale of the Company's idle facility in Syracuse, New York.

Income before income taxes declined $1.1 million (5%) to $20.4 million for the nine months ended September 30, 2000, compared to the same period of 1999, primarily due to the lower gross margin percentage discussed above. Higher levels of depreciation and amortization, interest expense and selling and administrative expenses also contributed to the decline. These negative factors were partially offset by the gain on the sale of the Syracuse property.

The provision for income taxes decreased by $0.5 million to $7.8 million for the first nine months of 2000 compared to $8.3 million for the same period of 1999, as a result of the lower income before taxes and a lower overall effective tax rate. The Company's effective tax rate for the nine months ended September 30, 2000 was 38.1%, compared to 38.6% in the prior year period.

Net income for the nine months ended September 30, 2000 decreased $0.6 million (4%) to $12.6 million ($0.82 diluted earnings per share), compared to $13.2 million ($0.86 diluted earnings per share) for the same period of 1999. This decrease in net income is attributable to the same factors that resulted in decreased income before taxes noted above.

Outlook

Demand for petroleum products is related to market expectations for oil and natural gas prices. Orders for petroleum products were $13.7 million in the third quarter of 2000, an increase of $7.0 million compared to the same period of 1999. For the first nine months of 2000, petroleum product orders were $42.3 million, an increase of $25.5 million compared to the same period of 1999. Compared to September 30, 1999, backlog for this business segment increased $6.9 million to $10.9 million on September 30, 2000. These increases are primarily the result of market recovery from the depressed level of demand during the first half of 1999 due to the substantial decline in the prices of oil and natural gas in 1998 and early 1999. Demand for these products are dependent upon oil and natural gas prices, which the Company cannot predict. However, the price of oil increased significantly in late 1999 and was sustained through the third quarter of 2000, and the Company has experienced appreciable improvement in orders for well servicing and drilling pumps. The Company believes that if oil and natural gas prices remain near current levels, and day rates and the rig count continue to increase, demand for well servicing and drilling pumps may continue to improve during the fourth quarter of 2000 and into the first half of 2001.

In general, demand for compressed air products follows the rate of manufacturing capacity utilization and the rate of change of industrial production because air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product. In the third quarter of 2000, orders for compressed air products were $76.7 million, including $5.5 million from acquisitions, compared to $66.7 million in the same period of 1999. For the first nine months of 2000, orders for compressed air products, including $22.6 million from acquisitions, were $231.2 million, compared to $209.2 million in the same period of 1999. Order backlog for compressed air products, including $1.3 million from acquisitions, was $45.1 million as of September 30, 2000, compared to $47.3 million as of September 30, 1999. Adjusted for acquisitions and an unfavorable foreign currency exchange impact, the order level is relatively flat with prior year despite the actions taken by the Federal Reserve in late 1999 and early 2000 to increase interest rates and dampen U.S economic activity. The decline in the backlog levels is due to a reduction in manufacturing lead times and increased inventory levels on certain products. The Company believes the order and sales levels for the compressed air products segment will be relatively flat for the remainder of 2000 and into the first half of 2001.

LIQUIDITY AND CAPITAL RESOURCES
Operating Working Capital

During the nine months ended September 30, 2000, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $8.2 million with acquisitions representing $2.6 million of this increase. Excluding acquisitions, the remaining increase in operating working capital was primarily related to an increase in receivables, due to timing of shipments within the third quarter of 2000.

Cash Flows

During the first nine months of 2000, the Company generated cash from operations totaling $12.3 million, compared to $12.9 million in the prior year period. This source of cash was primarily the result of net income plus depreciation and amortization partially offset by an increase in receivables and other assets and liabilities. Borrowings of $32.5 million on long-term debt were used to fund acquisitions and capital expenditures. Total repayments on long-term debt were $29.3 million during the nine months ended September 30, 2000. The cash flows provided by operating and financing and used for investing activities resulted in a net cash decrease of $9.0 million for the nine months ended September 30, 2000.

Capital Expenditures and Commitments

Capital projects to increase operating efficiency and flexibility, expand production capacity and product quality resulted in expenditures of $7.7 million in the first nine months of 2000. This was $1.0 million less than the level of capital expenditures in the comparable period in 1999, due to the timing of expenditures on capital projects.
Commitments for capital expenditures at September 30, 2000 totaled $6.0 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 2000 will approximate $12-15 million, primarily due to expenditures made for machining capacity and cost reductions at certain operations. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet alternative minimum tax obligations which arise from the exercise of incentive stock options. As of

September 30, 2000, a total of 1,563,542 shares have been repurchased at a cost of $22.6 million under both repurchase programs. During the nine months ended September 30, 2000, the Company also accepted shares of its common stock, valued at $0.3 million, which were tendered for the exercise of stock options.

Liquidity

The Company has a revolving line of credit agreement with an aggregate $125 million borrowing capacity (the "Credit Line"). On September 30, 2000, the Credit Line had an outstanding balance of approximately $72.0 million, leaving $53.0 million available for future use. The Credit Line requires no principal payments during the term of the agreement, which expires in January 2003.

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

NEW ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and thus, the Company will adopt SFAS 133 on January 1, 2001. The Company has reviewed its current derivative instruments and hedging activities and has determined that the adoption of SFAS 133 would not have a material impact on its consolidated financial statements as of September 30, 2000.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements.
The Company will adopt the accounting provisions of SAB 101 in the fourth quarter of 2000. Implementation of SAB 101 will not have a material impact on the Company's financial condition or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 1999 and September 30, 2000.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)    List of Exhibits:

          27.0 Financial Data Schedule.

(b)    Reports on Form 8-K

       There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GARDNER DENVER, INC.

Date: November 13, 2000             By: /s/Ross J. Centanni
                                       ----------------------------------
                                    Ross J. Centanni
                                    Chairman, President & CEO

Date: November 13, 2000             By: /s/Philip R. Roth
                                       ----------------------------------
                                    Philip R. Roth
                                    Vice President, Finance & CFO

Date: November 13, 2000             By: /s/Daniel C. Rizzo, Jr.
                                       ----------------------------------
                                    Daniel C. Rizzo, Jr.
                                    Vice President and Corporate
                                    Controller (Chief Accounting Officer)

                    GARDNER DENVER, INC.

                       EXHIBIT INDEX

EXHIBIT
NO.                     DESCRIPTION

27.0       Financial Data Schedule.