Form 10-K405
period 2000-12-31
GARDNER DENVER INC
filed 2001-03-28
CIK 916459

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                  FORM 10-K

        /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the fiscal year ended December 31, 2000

        / / Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934: For the transition period from
                                                               -----------------
to
  -----------------
                       Commission file number        1-13215
                                             -----------------------------------


                            GARDNER DENVER, INC.
--------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                     76-0419383
----------------------------------------       ---------------------------------
   (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)


 1800 Gardner Expressway, Quincy, IL                         62301
----------------------------------------       ---------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


                               (217) 222-5400
--------------------------------------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)


    Securities registered pursuant to Section 12(b) of the Act:


                        Common Stock, $0.01 par value
--------------------------------------------------------------------------------
                              (Title of Class)


                     Rights to Purchase Preferred Stock
--------------------------------------------------------------------------------
                              (Title of Class)


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
Yes   X    No
    -----    -----

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the registrant's voting stock held by non-affiliates as of March 23, 2001 was $289,392,897.

The number of shares outstanding of the registrant's Common Stock, as of March 23, 2001 was 15,523,864.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Gardner Denver, Inc. Proxy Statement, dated March 23, 2001 (incorporated into Part III of this Annual Report on Form 10-K).

    Portions of the 2000 Annual Report to Stockholders (incorporated into Parts I and II of this Annual Report on Form 10-K).

================================================================================

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

In 2000, Gardner Denver had revenues of $379.4 million, of which approximately 85 percent were derived from sales of compressed air products while approximately 15 percent were from sales of petroleum products. Approximately 72 percent of the total revenues in 2000 were derived from sales in the United States and approximately 28 percent were from sales to customers in various countries outside the United States. Of the total non-U.S. sales, 50 percent were to Europe, 20 percent to Canada, 13 percent to Asia, 12 percent to Latin America and the remainder to Africa, the Middle East and Australia.

HISTORY

The Company's business of manufacturing industrial and petroleum equipment began in 1859 when Robert W. Gardner redesigned the fly-ball governor to provide speed control for steam engines. By 1900, the then Gardner Company had expanded its product line to include steam pumps and vertical high-speed air compressors. In 1927, the Gardner Company merged with Denver Rock Drill, a manufacturer of equipment for oil wells and mining and construction, and became the Gardner-Denver Company. In 1979, the Gardner-Denver Company was acquired by Cooper Industries, Inc. ("Cooper") and operated as 10 unincorporated divisions. Two of these divisions, the Gardner-Denver Air Compressor Division and the Petroleum Equipment Division, were combined in 1985 to form the Gardner-Denver Industrial Machinery Division (the "Division"). The OPI(R) pump product line was purchased in 1985 and added to the Division. In 1987, Cooper acquired the Sutorbilt(R) and DuroFlow(R) blower product lines and the Joy(R) industrial compressor product line, which were also consolidated into the Division. Effective December 31, 1993, the assets and liabilities of the Division were transferred by Cooper to the Company, which had been formed as a wholly-owned subsidiary of Cooper. On April 15, 1994, the Company was spun-off as an independent company to the shareholders of Cooper.

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

In January 1998, the Company also acquired Geological Equipment Corporation ("Geoquip"), a leading manufacturer of pumps in Fort Worth, Texas. The operation also remanufactures pumps and provides repair services. The addition of Geoquip enhanced the Gardner Denver well servicing product line, expanded the Company's presence in remanufacturing and repair services and introduced the Company to the water jetting market.

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

In January 2000, the Company acquired Invincible Airflow Systems, Co. ("Invincible"). Invincible, located in Baltic, Ohio, manufactures single and fabricated multi-stage centrifugal blowers and engineered vacuum systems. Invincible extends Gardner Denver's product offering for the industrial cleaning market and introduces the Company's centrifugal blowers to new markets.

The Company acquired Jetting Systems & Accessories, Inc. ("JSA") in April 2000 and CRS Power Flow, Inc. ("CRS") in July 2000. JSA and CRS are located in Houston, Texas, and both manufacture aftermarket products for the water jetting industry. These two acquisitions complement the Company's product offering for the water jetting market and further leverage Gardner Denver's commitment to being a full service provider in the water jetting industry.

MARKETS AND PRODUCTS

Gardner Denver designs, manufactures, markets and services compressed air products and petroleum products. A description of the particular products manufactured and sold by Gardner Denver in its two industry segments is set forth below.

Compressed Air Products Segment

In the Compressed Air Products segment, Gardner Denver designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, sliding vane and centrifugal compressors, positive displacement and centrifugal blowers, and water jet pumps and systems. Sales of compressed air products by Gardner Denver in 2000 were $321.7 million, of which approximately 72 percent were to customers in the United States.

Reciprocating compressors range from 0.5 to 900 horsepower and are sold under the Gardner Denver(R), Champion(R) and Commandair(R) trademarks. Rotary screw compressors range from 5 to 680 horsepower and are sold under the Gardner Denver(R), Electra-Screw(R), Electra-Saver(R), Enduro(R), RotorChamp(R), Twistair(R), Tamrotor(R), and Tempest(R) trademarks. Centrifugal compressors range from 400 to 1,500 horsepower and are sold under the GD Turbo(R) trademark.

Blowers are used to produce a high volume of air at low pressures and vacuums. Centrifugal blowers produce a constant level of pressure and varying volumes of air flow. Positive displacement blowers provide a constant volume of air flow at varying levels of pressure. The Company's positive displacement blowers range from 0 to 36 pounds per square inch gauge (PSIG) pressure and 0-28 inches of mercury ("Hg) vacuum and 0 to 43,000 cubic feet per minute (CFM) and are sold under the trademarks Sutorbilt(R), DuroFlow(R), CycloBlower(R) and TurboTron(R). The Company's single-stage centrifugal blowers are sold under the tradename AeroFlow(R) and produce up to 8.5 PSIG pressure, 10.5 "Hg Vacuum and 600 to 10,000 CFM. The Company's multistage centrifugal blowers are sold under the tradename Lamson(R) and range from 0.5 to 22 PSIG pressure and 0-18 "Hg vacuum and 100 to 50,000 CFM. The Company's rotary sliding vane compressors and vacuum pumps range from 0 to 150 PSIG and 0 to 3,000 CFM and are sold under the trademark Wittig(R). The Company's engineered vacuum systems are used in industrial cleaning and maintenance and are sold under the Invincible(R), TurboClean(R) and Catvac(R) tradenames.

The Company's water jet pumps and systems are used in industrial cleaning and maintenance and are sold under the Liqua-Blaster(R) and American Waterblaster(R) trademarks.

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

Petroleum Products Segment

Gardner Denver designs, manufactures, markets and services a diverse group of pumps and related aftermarket parts used in oil and natural gas production, well servicing and stimulation, and oil and gas drilling markets. Positive displacement reciprocating pumps are marketed under the Gardner Denver(R), Geoquip(R), Ajax(R) and OPI(R) trademarks. Sales of petroleum products in 2000 were $57.6 million, of which approximately 81 percent were to customers in the United States.

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

Gardner Denver also manufactures intermittent duty triplex and quintuplex plunger pumps ranging from 250 to 3,000 horsepower for well cementing and stimulation, including reservoir fracturing or acidizing. Duplex pumps, ranging from 16 to 135 horsepower, are produced for shallow drilling, which includes water well drilling, seismic drilling and mineral exploration.

Continuous duty triplex mud pumps for oil and natural gas drilling rigs range from 275 to 2,000 horsepower. A small portion of Gardner Denver(R) and Ajax(R) pumps are sold for use in industrial applications.

For financial information over the past three years on the Company's performance by industry segment and the Company's international sales, refer to Note 14 of the Notes to Consolidated Financial Statements included in Gardner Denver's 2000 Annual Report to Stockholders and incorporated herein by reference.

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

Gardner Denver also provides aftermarket support through its remanufacturing facilities in Indianapolis, Indiana; Tulsa, Oklahoma; and Mayfield, Kentucky. The Indianapolis operation remanufactures and repairs air ends for rotary screw compressors, positive displacement blowers and reciprocating compressors. The Tulsa facility repairs and remanufactures well servicing pumps. The Mayfield operation provides aftermarket parts and repairs for centrifugal compressors.

Outside the United States, Gardner Denver markets its products through a network of sales representatives, as well as distributors and direct sales persons. As a result of the acquisition of Tamrotor and Wittig, the Company also operates a compressor manufacturing and packaging facility in Finland and a compressor manufacturing and blower packaging facility in Germany, respectively.

COMPETITION

Over 40 companies manufacture or market industrial air compressors in the United States. Of these, seven suppliers account for more than 80 percent of the domestic compressor market. Gardner Denver's principal competitors in the U.S. compressor market include Ingersoll-Rand, Sullair (a division of United Technologies Corporation), Atlas Copco, Quincy Compressor (a division of The BF Goodrich Company), CompAir (a division of Invensys P.L.C.) and Roots (a division of the Dresser Equipment Group of Halliburton Co.). The principal competitors in the petroleum products market include National-Oilwell. Each of the Company's business segments has a strong reputation and the Company's trademarks are recognized both domestically and internationally.

Demand for compressed air products is dependent upon capital spending by manufacturing and process industries, and general economic conditions. Demand for petroleum products is tied to the number of working and available rigs and oil and natural gas prices. The principal competitive factors in both segments are quality, performance, price and availability. The relative importance of each of these factors varies depending on the specific type of product.

The compressed air and petroleum products markets are characterized by mature products, with steady and slow technological advances. Technological trends in the compressed air market include, among others, development of oil-free air compressors, increased product efficiency, reduction of noise levels, and advanced control systems to upgrade the flexibility and precision of regulating pressure and capacity. Emerging compressed air market niches result from new technologies in plastics extrusion, oil and natural gas well drilling, field gas gathering, mobile and stationary vacuum applications, utility and fiber optic installation, environmental impact minimization, air separation processes as well as other factors. Trends in the petroleum products market include, among others, development of larger horsepower and lighter weight pumps.

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

Expenditures for research and development sponsored by the Company were $3.0 million in 2000, $2.8 million in 1999 and $3.5 million in 1998.

MANUFACTURING

Gardner Denver has sixteen manufacturing facilities that utilize a broad variety of processes. At its manufacturing locations, the Company maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures, and uses extensive process automation in its manufacturing operations. Most of the manufacturing facilities utilize computer aided numerical control tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant (cell manufacturing). One operator using cell manufacturing can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing the amount of work-in-process and finished product inventories.

RAW MATERIALS

The primary raw materials used by Gardner Denver are cast iron and steel. Such materials are generally available from a number of suppliers. The Company does not currently have long-term contracts with its suppliers of raw materials, but believes that its sources of raw materials are reliable and adequate for its needs. The Company utilizes single sources of supply for certain iron castings and other selected components. A disruption in deliveries from a given supplier could therefore have an adverse effect on the Company's ability to meet its commitments to customers. Nevertheless, the Company believes that it has appropriately balanced this risk against the costs of sustaining a greater number of suppliers. Moreover, the Company has sought, and will continue to seek, cost reductions in its purchases of materials and supplies by consolidating its purchases, pursuing alternate sources of supply and using online bidding competitions among potential suppliers. Historically, the Company has not experienced any significant supply problems in its operations; however, there can be no assurance that this will be the case in the future.

BACKLOG

The Company's backlog was approximately $60.3 million at December 31, 2000 as compared to approximately $53.9 million at December 31, 1999. This increase was due to the increase in demand of petroleum products and acquisitions. Backlog consists of firm orders for which a customer purchase order has been received or communicated and which are scheduled for shipment within twelve months. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

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

In the aggregate, patents and trademarks are of considerable importance to the manufacturing and marketing of many of the Company's products. However, the Company does not consider any single patent or trademark, or group of patents or trademarks, to be material to its business as a whole, except for the Gardner Denver(R) trademark. Other important trademarks used by Gardner Denver include DuroFlow(R), Sutorbilt(R), CycloBlower(R), Wittig(R), Lamson(R), Tamrotor(R), OPI(R), Champion(R) and Geoquip(R). Joy(R) is a registered trademark of Joy Technologies, Inc. Gardner Denver has the right to use the Joy(R) trademark on aftermarket parts until November 2027. The Company's right to use this trademark on air compressors expired in November 1995. Pursuant to trademark license agreements, Cooper has rights to use the Gardner Denver(R) trademark for certain power tools and Gardner Denver has rights to use the Ajax(R) trademark for petroleum pumps. Gardner Denver has registered its trademarks in the countries where it is deemed necessary.

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

EMPLOYEES

As of February 2001, the Company had approximately 1,800 full-time employees, of which approximately 500, including most of the employees in Finland and Germany, were represented by labor unions. In March 1997, the Company and the union at the Quincy, Illinois plant executed a five-year labor contract. The Company believes its current relations with employees are satisfactory.

ENVIRONMENTAL MATTERS

The Company is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission, disposal and discharge of materials into the environment. The Company believes that its existing environmental control procedures are adequate and it has no current plans for substantial capital expenditures in this area. Gardner Denver has an environmental policy that confirms its commitment to a clean environment and to compliance with environmental laws. Gardner Denver has an active environmental management program aimed at compliance with existing environmental regulations and developing methods to eliminate or significantly reduce the generation of pollutants in the manufacturing processes.

The Company has been identified as a potentially responsible party ("PRP") with respect to eight sites designated for cleanup under federal "Superfund" or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, Gardner Denver was only a small contributor to six of these waste sites and has reached, or is attempting to negotiate, de minimus settlements for their cleanup. The clean-up of the remaining two sites is substantially complete and the Company's future obligations entail a share of the sites' ongoing operating and maintenance expense.

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

ITEM 2.  PROPERTIES

As of December 31, 2000, Gardner Denver has sixteen manufacturing plants, three of which are remanufacturing operations, one distribution center, several warehouses and numerous sales offices. The significant facilities are as follows:

                                                                                                   Owned
     Location                                  Facility Type                       Sq. Feet      or Leased
     --------                                  -------------                       --------      ---------

Quincy, Illinois                          Executive, Administrative                625,600        Owned
                                           and Sales Offices;
                                           Manufacturing -
                                            petroleum and
                                            compressor products
Sedalia, Missouri                         Manufacturing -                          325,000        Owned
                                            compressor products
Princeton, Illinois                       Manufacturing - compressor               130,000        Owned
                                            products
Peachtree City, Georgia                   Administrative and Sales                 120,000        Leased
                                            Offices; Manufacturing -
                                            compressor products
Memphis, Tennessee                        Distribution Center                       98,000        Owned
                                            and Warehouse
Houston, Texas                            Manufacturing - compressor                61,000        Leased
                                            products
Fishers, Indiana                          Remanufacturing -                         60,000        Leased
                                            compressor products
Houston, Texas                            Manufacturing - compressor                57,200        Leased
                                            Products
Baltic, Ohio                              Manufacturing-compressor                  48,000        Owned
                                            products
Tulsa, Oklahoma                           Manufacturing -                           46,000        Owned
                                            petroleum products
Fort Worth, Texas                         Manufacturing -                           42,000        Owned
                                            petroleum products
Mayfield, Kentucky                        Remanufacturing - compressor              41,200        Owned
                                            products





Tulsa, Oklahoma                           Remanufacturing -                         24,000        Leased
                                            petroleum products
Manteca, California                       Manufacturing - compressor                19,200        Owned
                                            products
Houston, Texas                            Manufacturing - compressor                17,500        Leased
                                            products
Oklahoma City, Oklahoma                   Sales Office and                           8,000        Owned
                                            Warehouse
Tampere, Finland                          Administrative and Sales                 112,500        Leased
                                            Offices; Manufacturing -
                                            compressor products
Schopfheim, Germany                       Administrative and Sales                  91,500        Owned
                                            Offices; Manufacturing -
                                            compressor products

The Peachtree City, Georgia facility is currently leased from the Fayette County Development Authority in connection with industrial revenue bond financing. The Company has an option to purchase the property at a nominal price when the bonds are repaid in 2018.

The Company leases sales office space in various U.S. locations and foreign countries, and warehouse space in Finland, Singapore, United Kingdom and France.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions, all of which are of an ordinary or routine nature, incidental to the operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of the stockholders.

                      EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of the Company, their positions with the Company, business history and certain other information, as of March 10, 2001, are set forth below. These officers serve at the pleasure of the Board of Directors.

       Name                                   Office                               Age
       ----                                   ------                               ---
Ross J. Centanni          Chairman, President and Chief Executive Officer          55
Philip R. Roth            Vice President, Finance and Chief Financial Officer      50
J. Dennis Shull           Vice President and General Manager,                      52
                           Gardner Denver Compressor and Pump Division
David Brown               Vice President and General Manager,                      52
                           Gardner Denver Blower Division
Steven M. Krivacek        Vice President, Human Resources                          52
Tracy D. Pagliara         Vice President, General Counsel and Secretary            38

Ross J. Centanni, age 55, has been President and Chief Executive Officer and a director of Gardner Denver since its incorporation in November 1993. He has been Chairman of Gardner Denver's Board of Directors since November 1998. Prior to Gardner Denver's spin-off from Cooper, he was Vice President and General Manager of the Division, where he also served as Director of Marketing from August 1985 to June 1990. Mr. Centanni was Director of Corporate Planning for Cooper from August 1981 until joining the Division in 1985. He has a B.S. degree in industrial technology and an M.B.A. degree from Louisiana State University. Mr. Centanni is a director of Esterline Technologies, a publicly held manufacturer of components for avionics, propulsion and guidance systems, and Denman Services, Inc., a privately held supplier of medical products. He is also a member of the Board of Trustees of Quincy University.

Philip R. Roth, age 50, joined the Company as Vice President, Finance and Chief Financial Officer in May 1996. Prior to joining Gardner Denver, Mr. Roth was employed by Emerson Electric Co. for fifteen years, most recently as the Vice President, Finance and Chief Financial Officer of the Wiegand Industrial Division. Mr. Roth, a Certified Public Accountant, received his B.S. degree in Business Administration from the University of Missouri and an M.B.A. from the Olin School of Business at Washington University.

J. Dennis Shull, age 52, has been Vice President and General Manager, Gardner Denver Compressor and Pump Division since its organization in August 1997. He previously served the Company as Vice President, Sales and Marketing since the Company's incorporation in November 1993. From August 1990 until November 1993, Mr. Shull was the Director of Marketing for the Division. Mr. Shull has a B.S. degree in business from Northeast Missouri State University and an M.A. in business from Webster University.

David Brown, age 52, joined the Company as Vice President and General Manager, Gardner Denver Blower Division in August 1997. Prior to that time Mr. Brown was employed by Alfa Laval Separation ("Alfa Laval"), as Vice President and General Manager of the Decanter Business Unit from 1992 until joining the Company in August 1997. He previously held other management positions with SKF USA from 1979 until joining Alfa Laval in 1992. Mr. Brown has a B.S.M.E. from the Case Institute of Technology.

Steven M. Krivacek, age 52, has been Vice President, Human Resources for Gardner Denver since March 1995. He previously served the Company as Director of Human Resources from 1986 until his promotion. Mr. Krivacek has a B.A. in economics from California State College and an M.A. in industrial relations from St. Francis College.

Tracy D. Pagliara, age 38, has been Vice President, General Counsel and Secretary of Gardner Denver since August 2000. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara, a Certified Public Accountant, has a B.S. degree in accounting and Juris Doctorate degree from the University of Illinois.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information under "Stock Information" and "Dividends," contained on page 35 of Gardner Denver's 2000 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information under "Financial History," contained on page 12 of Gardner Denver's 2000 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under "Management's Discussion and Analysis," contained on pages 13 through 18 of Gardner Denver's 2000 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under "Management's Discussion and Analysis - Market Risk," contained on page 18 of Gardner Denver's 2000 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information under "Report of Independent Public Accountants" and "Consolidated Financial Statements and Notes," contained on pages 19 through 34 of Gardner Denver's 2000 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors contained under "Election of Directors," "Nominees for Election," and "Directors Whose Terms of Office Will Continue After the Meeting" contained on pages 3 and 4 of the Gardner Denver Proxy Statement, dated March 23, 2001, is hereby incorporated herein by reference. Information concerning the Company's executive officers is contained in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information related to executive compensation contained under "Committees, Compensation and Governance of the Board of Directors" on pages 4 through 6, "Executive Management Compensation" on pages 9 and 10 and "Employee and Executive Benefit Plans" contained on pages 15 through 32 of the Gardner Denver Proxy Statement, dated March 23, 2001, is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under "Security Ownership of Management and Certain Beneficial Owners" contained on pages 7 through 9 of the Gardner Denver Proxy Statement, dated March 23, 2001, is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)    Documents filed as part of this Annual Report
       ---------------------------------------------

       1. Financial Statements and the related report of independent public accountants are incorporated by reference to the pages shown below in Gardner Denver's 2000 Annual Report to Stockholders.

                                                                           Page No.
                                                                           --------
             Report of Independent Public Accountants                          19

             Consolidated Statement of Operations for Each of
             the Three Years in the Period Ended December 31, 2000             20

             Consolidated Balance Sheet as of
             December 31, 2000 and December 31, 1999                           21

             Consolidated Statement of Stockholders' Equity for
             Each of the Three Years in the Period Ended
             December 31, 2000                                                 22

             Consolidated Statement of Cash Flows for Each of the
             Three Years in the Period Ended December 31, 2000                 23

             Notes to Consolidated Financial Statements                     24-34

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

        4.1 Rights Agreement dated as of January 18, 1995, between Gardner Denver Machinery Inc. and First Chicago Trust Company of New York as Rights Agent, filed as Exhibit 4.0 to Gardner Denver Machinery Inc.'s Current Report on Form 8-K, dated January 18, 1995, and incorporated herein by reference.

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

       10.1* Gardner Denver, Inc. Long-Term Stock Incentive Plan, as amended, filed as Exhibit 10.1 to Gardner Denver, Inc.'s Annual Report on Form 10-K, dated March 29, 2000, and incorporated herein by reference.

       10.2* Gardner Denver Machinery Inc. Supplemental Excess Defined Benefit Plan filed as Exhibit 10.9 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

       10.3* Gardner Denver Machinery Inc. Supplemental Excess Defined Contribution Plan, filed as Exhibit 10.10 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

       10.4* Form of Indemnification Agreements entered into between Gardner Denver Machinery Inc. and each of its directors and executive officers, filed as Exhibit 10.11 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

       10.5* Form of Management Continuity Agreement between Gardner Denver Machinery Inc. and each of its executive officers, filed as Exhibit 10.12 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

       10.6* Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, as amended May 4, 1998 and March 7, 2000, with an effective date of April 1, 2000.

       10.7*      Gardner Denver, Inc. Executive Stock Repurchase Program.

       10.8*      Form of Gardner Denver, Inc. Incentive Stock Option
                  Agreement.

       10.9*      Form of Gardner Denver, Inc. Nonstatutory Stock Option
                  Agreement.

       10.10* Form of Gardner Denver, Inc. Nonemployee Director Stock Option Agreement.

       13.0 The following portions of the Gardner Denver, Inc. 2000 Annual Report to Stockholders.

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

       * Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.
     -------------------

       There were no reports on Form 8-K during the quarter ended December 31, 2000.

                                 SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GARDNER DENVER, INC.


                                        By /s/Ross J. Centanni
                                           -------------------------------------
                                             Name:  Ross J. Centanni
                                             Title: Chairman, President and CEO

Date:         March 28, 2001
       ---------------------------


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

         Signature                                     Title                             Date
         ---------                                     -----                             ----
/s/Ross J. Centanni                         Chairman, President and CEO             March 28, 2001
---------------------------------           (Principal Executive Officer)
(Ross J. Centanni)                          and Director

/s/Philip R. Roth                           Vice President, Finance and CFO         March 28, 2001
---------------------------------           (Principal Financial Officer)
(Philip R. Roth)

/s/Daniel C. Rizzo, Jr.                     Vice President and Corporate            March 28, 2001
---------------------------------           Controller (Chief Accounting
(Daniel C. Rizzo, Jr.)                      Officer)

*Donald G. Barger, Jr.                      Director                                March 28, 2001
(Donald G. Barger, Jr.)

*Frank J. Hansen                            Director                                March 28, 2001
(Frank J. Hansen)

*Raymond R. Hipp                            Director                                March 28, 2001
(Raymond R. Hipp)

*Thomas M. McKenna                          Director                                March 28, 2001
(Thomas M. McKenna)

*Diane K. Schumacher                        Director                                March 28, 2001
(Diane K. Schumacher)

*Richard L. Thompson                        Director                                March 28, 2001
(Richard L. Thompson)




*By /s/Tracy D. Pagliara
    ---------------------------------------
    (Tracy D. Pagliara, as Attorney-In-Fact
    for each of the persons indicated)

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Gardner Denver, Inc.

       We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Gardner Denver, Inc.'s. 2000 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


St. Louis, Missouri
February 7, 2001


                                                GARDNER DENVER, INC.
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          FOR THE YEAR ENDED DECEMBER 31,
                                               (dollars in thousands)

                                            BALANCE AT     CHARGED TO       CHARGED TO                     BALANCE AT
                                           BEGINNING OF     COSTS AND         OTHER                          END OF
            DESCRIPTION                        YEAR         EXPENSES       ACCOUNTS (1)   DEDUCTIONS          YEAR
            -----------                    ------------    ----------      ------------   ----------       ----------
2000
----

Allowance for doubtful accounts              $  4,838      $   635           $  108        $  (412)          $5,169


1999
----

Allowance for doubtful accounts              $  4,371      $   380           $  551        $  (464)          $4,838


1998
----

Allowance for doubtful accounts              $  2,866      $   306           $1,608        $  (409)          $4,371





(1) Includes the allowance for doubtful accounts of acquired businesses at the dates of acquisition and the effect of foreign currency translation adjustments for those companies whose functional currency is not the U.S. dollar.




                                                                      S-2

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

4.1 Rights Agreement dated as of January 18, 1995, between Gardner Denver Machinery Inc. and First Chicago Trust Company of New York as Rights Agent, filed as Exhibit 4.0 to Gardner Denver Machinery Inc's Current Report on Form 8-K, dated January 18, 1995 and incorporated herein by reference.

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

10.1* Gardner Denver, Inc. Long-Term Stock Incentive Plan, as amended, filed as Exhibit 10.1 to Gardner Denver, Inc.'s Annual Report on Form 10-K, dated March 29, 2000, and incorporated herein by reference.

10.2* Gardner Denver Machinery Inc. Supplemental Excess Defined Benefit Plan filed as Exhibit 10.9 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

10.3* Gardner Denver Machinery Inc. Supplemental Excess Defined Contribution Plan, filed as Exhibit 10.10 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

10.4* Form of Indemnification Agreements entered into between Gardner Denver Machinery Inc. and each of its directors and executive officers, filed as Exhibit 10.11 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

10.5* Form of Management Continuity Agreement between Gardner Denver Machinery Inc. and each of its executive officers, filed as Exhibit
         10.12 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

10.6* Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, as amended May 4, 1998 and March 7, 2000, with an effective date of April 1, 2000.

10.7*    Gardner Denver, Inc. Executive Stock Repurchase Program.

10.8*    Form of Gardner Denver, Inc. Incentive Stock Option Agreement.

10.9*    Form of Gardner Denver, Inc. Nonstatutory Stock Option Agreement.

10.10*   Form of Gardner Denver, Inc. Nonemployee Director Stock Option
         Agreement.

13.0 The following portions of the Gardner Denver, Inc. 2000 Annual Report to Stockholders.

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



         * Indicates management contract or compensatory plan or arrangement.