Form 10-Q
period 2001-03-31
GARDNER DENVER INC
filed 2001-05-14
CIK 916459

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

                                      OR

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

         Yes    X     No
            ---------   ---------

         Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 4, 2001: 15,539,864 shares.

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

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ---------------------
                                                          2001          2000
                                                        --------      -------
Revenues                                                $100,896      $89,166

Costs and Expenses:
    Cost of sales (excluding depreciation
         and amortization)                                71,454       62,907
    Depreciation and amortization                          4,275        3,891
    Selling and administrative expenses                   16,649       15,453
    Interest expense                                       1,842        1,817
    Other income, net                                       (941)      (1,284)
                                                        --------      -------

Income before income taxes                                 7,617        6,382
Provision for income taxes                                 2,818        2,431
                                                        --------      -------

Net income                                              $  4,799      $ 3,951
                                                        ========      =======


Basic earnings per share                                $   0.31      $  0.26
                                                        ========      =======
Diluted earnings per share                              $   0.31      $  0.26
                                                        ========      =======


       The accompanying notes are an integral part of this statement.

                             GARDNER DENVER, INC.
                          CONSOLIDATED BALANCE SHEET
               (dollars in thousands, except per share amounts)

                                                             (UNAUDITED)
                                                              MARCH 31,       DECEMBER 31,
                                                                2001              2000
                                                             -----------      ------------
             ASSETS
Current assets:
     Cash and equivalents                                     $ 19,700          $ 30,239
     Receivables, net                                           79,103            79,448
     Inventories, net                                           64,254            61,942
     Deferred income taxes                                       6,184             4,887
     Other                                                       2,691             3,400
                                                              --------          --------
            Total current assets                               171,932           179,916
                                                              --------          --------

Property, plant and equipment, net                              66,524            67,104
Intangibles, net                                               147,099           149,297
Deferred income taxes                                            2,368             2,855
Other assets                                                     4,307             4,709
                                                              --------          --------
            Total assets                                      $392,230          $403,881
                                                              ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                    $  5,707          $  5,781
     Accounts payable and accrued liabilities                   57,674            62,462
                                                              --------          --------
            Total current liabilities                           63,381            68,243
                                                              --------          --------

Long-term debt, less current maturities                        104,377           115,808
Postretirement benefits other than pensions                     38,662            39,496
Other long-term liabilities                                      8,538             9,186
                                                              --------          --------
            Total liabilities                                  214,958           232,733
                                                              --------          --------

Stockholders' equity:
     Common stock, $.01 par value; 50,000,000 shares
         authorized; 15,528,375 shares issued and
         outstanding at March 31, 2001                             172               170
     Capital in excess of par value                            162,303           160,343
     Treasury stock at cost, 1,662,608 shares at
         March 31, 2001                                        (24,599)          (24,508)
     Retained earnings                                          44,836            40,038
     Accumulated other comprehensive loss                       (5,440)           (4,895)
                                                              --------          --------
            Total stockholders' equity                         177,272           171,148
                                                              --------          --------
            Total liabilities and stockholders' equity        $392,230          $403,881
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

                                         GARDNER DENVER, INC.
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (dollars in thousands)
                                             (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                   ----------------------------------
                                                                       2001                   2000
                                                                   ------------           -----------
Cash flows from operating activities:
    Net income                                                       $  4,799              $  3,951
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                  4,275                 3,891
         Net loss (gain) on sale of assets                                 10                  (657)
         Stock issued for employee benefit plans                          586                   426
            Deferred income taxes                                        (964)                 (431)
    Changes in assets and liabilities:
         Receivables                                                     (415)              (11,362)
         Inventories                                                   (2,878)               (1,251)
         Accounts payable and accrued liabilities                      (4,218)                1,501
         Other assets and liabilities, net                                593                (1,306)
                                                                     --------              --------
           Net cash provided by (used for)
              operating activities                                      1,788                (5,238)
                                                                     --------              --------

Cash flows from investing activities:
    Capital Expenditures                                               (2,697)               (1,661)
    Disposals of property, plant and equipment                             31                   701
    Foreign currency hedging transactions                                 (18)                1,654
    Business acquisitions, net of cash acquired                            --                (8,100)
                                                                     --------              --------
           Net cash used for investing activities                      (2,684)               (7,406)
                                                                     --------              --------

Cash flows from financing activities:
    Principal payments on long-term debt                              (12,079)               (6,107)
    Proceeds from long-term borrowings                                  3,000                12,000
    Proceeds from stock options                                         1,376                   756
    Purchase of treasury stock                                            (91)                 (186)
    Other                                                                (740)                   --
                                                                     --------              --------
           Net cash (used for) provided by
              financing activities                                     (8,534)                6,463
                                                                     --------              --------

Effect of exchange rate changes on cash and
   equivalents                                                         (1,109)                 (538)
                                                                     --------              --------

Decrease in cash and equivalents                                      (10,539)               (6,719)
                                                                     --------              --------
Cash and equivalents, beginning of period                              30,239                27,317
                                                                     --------              --------
Cash and equivalents, end of period                                  $ 19,700              $ 20,598
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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Gardner Denver's Annual Report on Form 10-K for the year ended December 31, 2000.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2.  RECENT ACQUISITIONS.

During 2000, the Company completed three acquisitions. Effective July 1, 2000, the Company acquired 100% of the issued and outstanding stock of CRS Power Flow, Inc. ("CRS"). On April 5, 2000, the Company acquired 100% of the issued and outstanding stock of Jetting Systems & Accessories, Inc. ("JSA"). CRS and JSA are both located in Houston, Texas. On January 1, 2000, the Company acquired substantially all of the assets and assumed certain agreed upon liabilities of Invincible Airflow Systems, Co., located in Baltic, Ohio.

All acquisitions have been accounted for by the purchase method, and accordingly, their results are included in the Company's consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date. The purchase price allocations for CRS and JSA, used in preparation of the March 31, 2001 consolidated balance sheet, are preliminary and subject to adjustment when finalized. Management does not expect the finalization of this allocation to have a significant impact on the Company's financial position or results of operations.

As a result of the stability of the product technology, markets and customers associated with these acquisitions, the cost in excess of net assets acquired for each acquisition is being amortized over 40 years, using the straight-line method.

NOTE 3.  EARNINGS PER SHARE.

The following table details the calculation of basic and diluted earnings per share:

                                                                       THREE MONTHS ENDED
                                                                           MARCH  31,
                                                                  ---------------------------
                                                                     2001              2000
                                                                  ---------          --------
Basic EPS:
     Net income                                                   $   4,799          $  3,951
                                                                  =========          ========

Shares
     Weighted average number of common
       shares outstanding                                            15,452            15,213
                                                                  =========          ========

Basic earnings per common share                                   $    0.31          $   0.26
                                                                  =========          ========


Diluted EPS:
     Net income                                                   $   4,799          $  3,951
                                                                  =========          ========

Shares
     Weighted average number of common
       shares outstanding                                            15,452            15,213
     Assuming conversion of dilutive stock options
       issued and outstanding                                           196               251
                                                                  ---------          --------
     Weighted average number of common
       shares outstanding, as adjusted                               15,648            15,464
                                                                  =========          ========

Diluted earnings per common share                                 $    0.31          $   0.26
                                                                  =========          ========

NOTE 4.  INVENTORIES.

                                          MARCH 31,         DECEMBER 31,
                                            2001               2000
                                        ------------        ------------
Raw materials, including parts and
  subassemblies                         $     32,786        $     31,147
Work-in-process                                9,622               9,334
Finished goods                                25,641              24,987
Perishable tooling and supplies                2,443               2,443
                                        ------------        ------------
                                              70,492              67,911
Excess of current standard costs
  over LIFO costs                             (6,238)             (5,969)
                                        ------------        ------------
      Inventories, net                  $     64,254        $     61,942
                                        ============        ============

NOTE 5.  COMPREHENSIVE INCOME.

For the three months ended March 31, 2001 and 2000, comprehensive income was $4.3 million and $3.2 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of translation adjustments including realized and unrealized gains and losses, net of income taxes, on the foreign currency hedge of the Company's investment in a foreign subsidiary.

NOTE 6.  CASH FLOW INFORMATION.

In the first three months of 2001 and 2000, the Company paid $0.7 million and $0.4 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first three months of 2001 and 2000, was $2.4 million and $1.4 million, respectively.

NOTE 7.  SEGMENT INFORMATION.

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                        -------------------------------
                                             2001              2000
                                        -------------     -------------
Revenues:
    Compressed Air Products             $      79,922     $      78,420
    Petroleum Products                         20,974            10,746
                                        -------------     -------------
       Total                            $     100,896     $      89,166
                                        =============     =============

Operating Earnings:
    Compressed Air Products             $       5,459     $       6,184
    Petroleum Products                          3,059               731
                                        -------------     -------------
       Total                                    8,518             6,915
    Interest Expense                            1,842             1,817
    Other Income, net                            (941)           (1,284)
                                        -------------     -------------
       Income before Income Taxes       $       7,617     $       6,382
                                        =============     =============

NOTE 8.  NEW ACCOUNTING STANDARDS.

Effective January 1, 2001, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS
133) as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The adoption of FAS 133 did not have a material effect on the Company's operating results or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.
Revenues

Revenues increased $11.7 million (13%) to $100.9 million for the three months ended March 31, 2001, compared to the same period of 2000. Excluding incremental revenue from acquisitions, revenues increased $9.9 million (11%) over the same period of 2000. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the three months ended March 31, 2001, revenues for the Compressed Air Products segment increased $1.5 million (2%) to $79.9 million compared to the same period of 2000 due to acquisitions, increased rotary screw compressor volume in Europe partially offset by unfavorable foreign currency exchange rates. Petroleum Products segment revenues increased $10.2 million (95%) to $21.0 million for the three months ended March 31, 2001, compared to the same period of 2000. This increase resulted from heightened demand for petroleum products due to the continued high level of oil and natural gas prices.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the three months ended March 31, 2001 increased $3.2 million (12%) to $29.4 million compared to the same period of 2000. Gross margin as a percentage of revenues (gross margin percentage) decreased slightly to 29.2% in the three-month period of 2001 from 29.4% in the same period of 2000. This reduction in the gross margin percentage was principally attributable to an overall unfavorable sales mix (in part relating to increased petroleum product sales), and higher warranty expense in the Compressed Air Products segment.

Depreciation and amortization increased 10% to $4.3 million in the first three months of 2001, compared with $3.9 million for the same period of 2000. The increase in depreciation and amortization expense was due to ongoing capital expenditures and goodwill amortization associated with acquisitions. For the three-month periods, depreciation and amortization expense as a percentage of revenues decreased to 4.2% in 2001 from 4.4% in 2000. This percentage decrease is due to the effect of higher revenues in 2001.

Selling and administrative expenses increased in the first three months of 2001 by 8% to $16.6 million from $15.5 million in the same period of 2000. Excluding incremental expenses from acquisitions, selling and administrative expenses increased $0.9 million (6%), which was primarily the result of higher commissions and payroll related expenses. Due to the higher revenues, selling and administrative expenses as a percentage of revenues declined to 16.5% in the first quarter of 2001 compared to 17.3% in 2000.

Other income includes approximately $0.7 million from litigation settlement proceeds for the three months ended March 31, 2001 and a $0.7 million gain from the sale of the Company's idle facility in Syracuse, New York recorded in the three months ended March 31, 2000. The decrease in other income of $0.3 million in 2001 compared to 2000 is due to lower foreign currency gains generated from U.S. dollar denominated cash and receivable balances of foreign subsidiaries.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) of 6.8% for the three-month period ended March 31, 2001, a decrease from 7.9% for the three-month period of 2000. This decline is due to increased warranty, commission and payroll related expenses.

The Petroleum Products segment generated operating margins of 14.6% for the three-month period ended March 31, 2001, compared to 6.8% for the same period in 2000. This increase is primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base.

Interest expense remained flat at $1.8 million, as lower average borrowings were offset by higher average interest rates. The average interest rate for the three-month period of 2001 was 6.3%, compared to 5.9% for the same period of 2000.

Income before income taxes increased $1.2 million (19%) to $7.6 million for the three months ended March 31, 2001, compared to the same period of 2000. This increase is primarily the result of increased leverage of fixed costs over a higher revenue base in the Petroleum Products segment as mentioned above.

The provision for income taxes increased by $0.4 million to $2.8 million for the first three months of 2001 compared to $2.4 million in 2000, as a result of the higher income before taxes partially offset by a lower overall effective tax rate. The Company's effective tax rate for the three months ended March 31, 2001 decreased to 37.0%, compared to 38.1% in the prior year period due to increased savings from the Company's foreign sales corporation and the implementation of other tax strategies.

Net income for the three months ended March 31, 2001 increased $0.8 million (21%) to $4.8 million ($0.31 diluted earnings per share), compared to $4.0 million ($0.26 diluted earnings per share) for the same period of 2000. This increase in net income is attributable to the same factors that resulted in increased income before taxes noted above.

Outlook

Demand for petroleum products has historically been related to market conditions and expectations for oil and natural gas prices. Orders for petroleum products were $27.3 million in the first quarter of 2001, an increase of $13.7 million compared to the same period of 2000. Compared to March 31, 2000, backlog for this business segment increased $8.9 million to $18.4 million on March 31, 2001. These increases can primarily be attributed to the continued high level of oil and natural gas prices. Future increases in demand for these products will likely be dependent upon oil and natural gas prices remaining near current levels, which the Company cannot predict. However, the Company believes that if oil and natural gas prices remain near current levels, and day rates and the rig count continue to increase, demand for well servicing pumps and drilling pumps will continue to improve in 2001.

In general, demand for compressed air products follows the rate of manufacturing capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product. In the first quarter of 2001, orders for compressed air products were $82.6 million, including $1.8 million from acquisitions, compared to $79.7 million in the same period of 2000. Order backlog for the Compressed Air Products segment was $51.5 million as of March 31, 2001, compared to $50.1 million as of March 31, 2000. These increases are primarily the result of acquisitions and growth in European rotary screw compressor and domestic water jetting products order levels, partially offset by unfavorable foreign currency rates, a reduction in manufacturing lead times and increased inventory levels on certain products.

LIQUIDITY AND CAPITAL RESOURCES
Operating Working Capital

During the three months ended March 31, 2001, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $6.8 million due to higher inventory and lower accounts payable and accrued liabilities.

Cash Flows

During the three months of 2001, the Company generated cash from operations totaling $1.8 million, compared to a use of $5.2 million in the prior year period. This change is due to the higher net income coupled with a more favorable change in operating working capital compared to the prior year period. Net payments on long-term debt totaled $9.1 million during the three months ended March 31, 2001. Cash used for other financing activities of $0.7 million for the three months ended March 31, 2001 represents dividends paid to a minority interest of one of the Company's foreign subsidiaries. The cash flows provided by operating activities and used in investing and financing activities resulted in a net cash decrease of $10.5 million for the three months ended March 31, 2001.

Capital Expenditures and Commitments

Capital projects to increase operating efficiency and flexibility, expand production capacity and product quality resulted in expenditures of $2.7 million in the first three months of 2001. This was $1.0 million higher than the level of capital expenditures in the comparable period in 2000 due to the timing of capital projects. Commitments for capital expenditures at March 31, 2001 totaled $4.0 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 2001 will approximate $15 million, primarily due to expenditures for cost reductions and additional machining capacity at certain operations. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet alternative minimum tax obligations which arise from the exercise of incentive stock options. As of March 31, 2001, a total of 1,572,542 shares have been repurchased at a cost of $22.8 million under both repurchase programs. During the first quarter of 2001, the Company accepted shares of its common stock, valued at $0.1 million, which were tendered for the exercise of stock options.

Liquidity

The Company has a revolving line of credit agreement with an aggregate $125 million borrowing capacity (the "Credit Line"). On March 31, 2001, the Credit Line had an outstanding balance of approximately $70 million, leaving $55 million available for future use. The Credit Line requires no principal payments during the term of the agreement, which expires in January 2003.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

All of the statements in this Management's Discussion and Analysis, other than historical facts, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995, including, without limitation, certain statements made under the caption "Outlook". As a general matter, forward-looking statements are those focused upon anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to Gardner Denver's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: the ability to identify, negotiate and complete future acquisitions; the speed with which the Company is able to integrate its recent acquisitions and realize the related financial benefit; the domestic and/or worldwide level of oil and natural gas prices and oil and gas drilling and production, which affect demand for the Company's petroleum products; changes in domestic and/or worldwide industrial production and industrial capacity utilization rates, which affect demand for the Company's compressed air products; pricing of Gardner Denver products; the degree to which the Company is able to penetrate niche markets; the ability to maintain and to enter into key purchasing and supply relationships; and the continued successful implementation of cost reduction efforts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 2000 and March 31, 2001.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits:

        10.1 Gardner Denver, Inc. Long-Term Incentive Plan, as amended January 1, 2001.

        10.11 Gardner Denver, Inc. Management Annual Incentive Plan dated January 1, 2001.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GARDNER DENVER, INC.

Date:  May 14, 2001            By:     /s/ Ross J. Centanni
                                     ----------------------------------------
                                       Ross J. Centanni
                                       Chairman, President & CEO

Date:  May 14, 2001            By:     /s/ Philip R. Roth
                                     ----------------------------------------
                                       Philip R. Roth
                                       Vice President, Finance & CFO

Date:  May 14, 2001            By:     /s/ Daniel C. Rizzo, Jr.
                                     ----------------------------------------
                                       Daniel C. Rizzo, Jr.
                                       Vice President and Corporate
                                       Controller (Chief Accounting Officer)

                             GARDNER DENVER, INC.

                                EXHIBIT INDEX

EXHIBIT
NO.                                 DESCRIPTION

10.1     Gardner Denver, Inc. Long-Term Incentive Plan, as amended January
         1, 2001.

10.11    Gardner Denver, Inc. Management Annual Incentive Plan dated January
         1, 2001.