Form 10-Q
period 2001-06-30
GARDNER DENVER INC
filed 2001-08-14
CIK 916459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

         Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of July 30, 2001: 15,574,474 shares.

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
                                         (Unaudited)


                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                            ---------------------     ---------------------
                                              2001          2000        2001         2000
                                            --------      -------     --------     --------

Revenues                                    $104,554      $94,888     $205,450     $184,054

Costs and Expenses:
   Cost of sales (excluding depreciation
       and amortization)                      73,307       66,687      144,761      129,594
   Depreciation and amortization               4,197        4,031        8,472        7,922
   Selling and administrative expenses        16,625       15,275       33,274       30,728
   Interest expense                            1,547        1,959        3,389        3,776
   Other income, net                          (1,350)        (573)      (2,291)      (1,858)
                                            --------      -------     --------     --------

Income before income taxes                    10,228        7,509       17,845       13,892
Provision for income taxes                     3,784        2,861        6,602        5,293
                                            --------      -------     --------     --------

Net income                                  $  6,444      $ 4,648     $ 11,243     $  8,599
                                            ========      =======     ========     ========

Basic earnings per share                    $   0.41      $  0.30     $   0.73     $   0.56
                                            ========      =======     ========     ========
Diluted earnings per share                  $   0.41      $  0.30     $   0.72     $   0.56
                                            ========      =======     ========     ========


         The accompanying notes are an integral part of this statement.


                              GARDNER DENVER, INC.
                           CONSOLIDATED BALANCE SHEET
                (dollars in thousands, except per share amounts)

                                                      (UNAUDITED)
                                                        JUNE 30,    DECEMBER 31,
                                                          2001          2000
                                                       -----------  ------------
           ASSETS
Current assets:
     Cash and equivalents                               $ 19,673      $ 30,239
     Receivables, net                                     77,201        79,448
     Inventories, net                                     61,271        61,942
     Deferred income taxes                                 6,186         4,887
     Other                                                 2,959         3,400
                                                        --------      --------
          Total current assets                           167,290       179,916
                                                        --------      --------

Property, plant and equipment, net                        66,200        67,104
Intangibles, net                                         145,611       149,297
Deferred income taxes                                      2,427         2,855
Other assets                                               4,764         4,709
                                                        --------      --------
          Total assets                                  $386,292      $403,881
                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
          of long-term debt                             $  5,631      $  5,781
     Accounts payable and accrued liabilities             57,370        62,462
                                                        --------      --------
          Total current liabilities                       63,001        68,243
                                                        --------      --------

Long-term debt, less current maturities                   92,308       115,808
Postretirement benefits other than pensions               37,916        39,496
Other long-term liabilities                                8,975         9,186
                                                        --------      --------
          Total liabilities                              202,200       232,733
                                                        --------      --------

Stockholders' equity:
     Common stock, $.01 par value; 50,000,000 shares
          authorized; 15,567,433 shares issued and
          outstanding at June 30, 2001                       172           170
     Capital in excess of par value                      162,954       160,343
     Treasury stock at cost, 1,663,536 shares at
         June 30, 2001                                   (24,616)      (24,508)
     Retained earnings                                    51,281        40,038
     Accumulated other comprehensive loss                 (5,699)       (4,895)
                                                        --------      --------
          Total stockholders' equity                     184,092       171,148
                                                        --------      --------
          Total liabilities and stockholders' equity    $386,292      $403,881
                                                        ========      ========

         The accompanying notes are an integral part of this statement.


                              GARDNER DENVER, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)
                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                      -----------------------
                                                         2001         2000
                                                      ----------   ----------
Cash flows from operating activities:
    Net income                                         $ 11,243     $  8,599
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                     8,472        7,922
        Net loss/(gain) on asset dispositions                63         (851)
        Stock issued for employee benefit plans           1,114          916
        Deferred income taxes                              (847)         206
    Changes in assets and liabilities:
        Receivables                                       1,137       (6,978)
        Inventories                                        (160)        (733)
        Accounts payable and accrued liabilities         (4,237)         974
        Other assets and liabilities, net                  (928)      (1,353)
                                                       --------     --------
          Net cash provided by operating activities      15,857        8,702
                                                       --------     --------

Cash flows from investing activities:
    Capital expenditures                                 (5,354)      (5,051)
    Foreign currency hedging transactions                   (32)       3,261
    Disposals of plant and equipment                         50          909
    Business acquisitions, net of cash acquired              --       (9,261)
                                                       --------     --------
          Net cash used for investing activities         (5,336)     (10,142)
                                                       --------     --------

Cash flows from financing activities:
    Principal payments on long-term debt                (26,221)     (16,187)
    Proceeds from long-term borrowings                    6,000       12,000
    Proceeds from stock options                           1,499          807
    Purchase of treasury stock                             (108)        (710)
    Other                                                  (739)        (492)
                                                       --------     --------
          Net cash used by financing activities         (19,569)      (4,582)
                                                       --------     --------

Effect of exchange rate changes on cash and
      equivalents                                        (1,518)        (977)
                                                       --------     --------

Decrease in cash and equivalents                        (10,566)      (6,999)
                                                       --------     --------
Cash and equivalents, beginning of period                30,239       27,317
                                                       --------     --------
Cash and equivalents, end of period                    $ 19,673     $ 20,318
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

The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

All acquisitions have been accounted for by the purchase method, and accordingly, their results are included in the Company's consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date. The purchase price allocation for CRS, used in preparation of the June 30, 2001 consolidated balance sheet, is preliminary and subject to adjustment when finalized. Management does not expect the finalization of this allocation to have a significant impact on the Company's financial position or results of operations.

As a result of the stability of the product technology, markets and customers associated with these acquisitions, the cost in excess of net assets acquired for each acquisition is being amortized over 40 years, using the straight-line method.

NOTE 3. EARNINGS PER SHARE.

The following table details the calculation of basic and diluted earnings per share:


                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                            ------------------    --------------------
                                             2001        2000       2001        2000
                                            -------    -------    --------    --------
Basic EPS:
   Net income                               $ 6,444    $ 4,648    $ 11,243    $  8,599
                                            =======    =======    ========    ========

Shares
   Weighted average number of common
    shares outstanding                       15,545     15,310      15,499      15,261
                                            =======    =======    ========    ========

Basic earnings per common share             $  0.41    $  0.30    $   0.73    $   0.56
                                            =======    =======    ========    ========

Diluted EPS:
   Net income                               $ 6,444    $ 4,648    $ 11,243    $  8,599
                                            =======    =======    ========    ========

Shares
   Weighted average number of common
    shares outstanding                       15,545     15,310      15,499      15,261
   Assuming conversion of dilutive stock
    options issued and outstanding              196        199         196         225
                                            -------    -------    --------    --------
   Weighted average number of common
    shares outstanding, as adjusted          15,741     15,509      15,695      15,486
                                            =======    =======    ========    ========

Diluted earnings per common share           $  0.41    $  0.30    $   0.72    $   0.56
                                            =======    =======    ========    ========


NOTE 4. INVENTORIES.

                                       JUNE 30,    DECEMBER 31,
                                         2001         2000
                                      ---------    ------------
Raw materials, including parts and
  subassemblies                       $  30,239     $  31,147
Work-in-process                           9,237         9,334
Finished goods                           25,595        24,987
Perishable tooling and supplies           2,443         2,443
                                      ---------     ---------
                                         67,514        67,911
Excess of FIFO costs
  over LIFO costs                        (6,243)       (5,969)
                                      ---------     ---------
      Inventories, net                $  61,271     $  61,942
                                      =========     =========

NOTE 6. COMPREHENSIVE INCOME.

For the three months ended June 30, 2001 and 2000, comprehensive income was $6.2 million and $4.5 million, respectively. For the six months ended June 30, 2001 and 2000, comprehensive income was $10.4 million and $7.7 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments.

NOTE 7. CASH FLOW INFORMATION.

In the first six months of 2001 and 2000, the Company paid $7.9 million and $2.3 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first six months of 2001 and 2000, totaled $3.2 million and $4.2 million respectively.

NOTE 8. SEGMENT INFORMATION.

                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                           JUNE 30,                     JUNE 30,
                                  ------------------------     -------------------------
                                     2001           2000          2001           2000
                                  ----------     ---------     ----------     ----------
Revenues:
  Compressed Air Products         $   80,063     $  81,775     $  159,984     $  160,195
  Petroleum Products                  24,491        13,113         45,466         23,859
                                  ----------     ---------     ----------     ----------
    Total                         $  104,554     $  94,888     $  205,450     $  184,054
                                  ==========     =========     ==========     ==========
Operating Earnings:
  Compressed Air Products         $    5,857     $   7,955     $   11,314     $   14,139
  Petroleum Products                   4,568           940          7,629          1,671
                                  ----------     ---------     ----------     ----------
    Total                             10,425         8,895         18,943         15,810
  Interest expense                     1,547         1,959          3,389          3,776
  Other income, net                   (1,350)         (573)        (2,291)        (1,858)
                                  ----------     ---------     ----------     ----------
    Income before income taxes    $   10,228     $   7,509     $   17,845     $   13,892
                                  ==========     =========     ==========     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.


          PERFORMANCE IN THE QUARTER ENDED JUNE 30, 2001 COMPARED WITH
                         THE QUARTER ENDED JUNE 30, 2000


Revenues

Revenues increased $9.7 million (10%) to $104.6 million for the three months ended June 30, 2001, compared to the same period of 2000. Excluding incremental revenue from acquisitions, revenues increased $8.2 million (9%) over the same period of 2000. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the three months ended June 30, 2001, revenues for the Compressed Air Products segment decreased $1.7 million (2%) to $80.1 million compared to the same period of 2000 due to declining U.S. industrial production which weakened sales of domestic centrifugal blowers and rotary screw compressors. Unfavorable foreign currency exchange rates also contributed to this decline, offsetting incremental revenues from acquisitions. Petroleum Products segment revenues increased $11.4 million (87%) to $24.5 million for the three months ended June 30, 2001, compared to the same period of 2000. This increase resulted from heightened demand for petroleum products due to the continued high level of oil and natural gas prices.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the three months ended June 30, 2001 increased $3.0 million (11%) to $31.2 million compared to the same period of 2000. Gross margin as a percentage of revenues (gross margin percentage) increased slightly to 29.9% in the three-month period of 2001 from 29.7% in the same period of 2000. This increase in the gross margin percentage was principally attributable to improved operational performance at well stimulation production facilities partially offset by unfavorable sales mix and higher warranty expense in the Compressed Air Products segment.

Depreciation and amortization increased 4% to $4.2 million in the three-month period of 2001, compared with $4.0 million for the same period of 2000. The increase in depreciation and amortization expense was due to ongoing capital expenditures and goodwill amortization associated with acquisitions. For the three-month periods, depreciation and amortization expense as a percentage of revenues decreased to 4.0% in 2001 from 4.2% in 2000. This percentage decrease is due to the effect of higher revenues in 2001.

Selling and administrative expenses increased in the three-month period of 2001 by 9% to $16.6 million from $15.3 million in the same period of 2000 primarily due to higher payroll related expenses and the impact of acquisitions. Due to the higher revenues, selling and administrative expenses as a percentage of revenues declined to 15.9% in the second quarter of 2001 compared to 16.1% in 2000.

Other income for the three months ended June 30, 2001, included approximately $0.7 million from litigation settlement proceeds and $0.5 million of interest income related to finalization of an income tax settlement with the Internal Revenue Service. Excluding the impact of these non-recurring gains, other income has declined due to lower foreign currency gains generated from U.S. dollar denominated cash and receivable balances of foreign subsidiaries in 2001 compared to 2000.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) of 7.3% for the three-month period ended June 30, 2001, a decrease from 9.7% for the three-month period of 2000. This decline was primarily attributable to unfavorable sales mix combined with higher payroll related expenses and warranty costs.

The Petroleum Products segment generated operating margins of 18.7% for the three-month period ended June 30, 2001, compared to 7.2% for the same period in 2000. This increase was primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base.

Interest expense decreased $0.4 million from the prior year period due to lower average borrowings combined with lower average interest rates. The average interest rate for the three-month period of 2001 was 6.0%, compared to 6.5% for the same period of 2000.

Income before income taxes increased $2.7 million (36%) to $10.2 million for the three months ended June 30, 2001, compared to the same period of 2000. This improvement was due to increased leverage of the petroleum segment's fixed and semi-fixed costs on higher revenue volume, improved operational performance at well stimulation production facilities and the non-recurring gains included in other income mentioned above.

The provision for income taxes increased by $0.9 million to $3.8 million for the second quarter of 2001 compared to $2.9 million in 2000, as a result of the higher income before taxes partially offset by a lower overall effective tax rate. The Company's effective tax rate for the three month period decreased to 37.0%, compared to 38.1% in 2000 due to increased savings from the Company's foreign sales corporation and the implementation of other tax strategies.

Net income for the three months ended June 30, 2001 increased $1.8 million (39%) to $6.4 million ($0.41 diluted earnings per share), compared to $4.6 million ($0.30 diluted earnings per share) for the same period of 2000. This increase in net income is attributable to the same factors that resulted in increased income before taxes noted above.

         PERFORMANCE IN THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH
                       THE SIX MONTHS ENDED JUNE 30, 2000

Revenues

Revenues increased $21.4 million (12%) to $205.5 million for the six months ended June 30, 2001, compared to the same period of 2000. Excluding incremental revenue from acquisitions, revenues increased $18.2 million (10%) over the same period of 2000. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the six months ended June 30, 2001, revenues for the Compressed Air Products segment decreased slightly to $160.0 million from $160.2 million in the comparable prior year period. This decrease was due to declining U.S. industrial production which weakened sales of domestic rotary screw compressors and centrifugal blowers. Unfavorable foreign currency exchange rates also contributed to this decline, offsetting incremental revenues from acquisitions. Petroleum Products segment revenues increased $21.6 million (91%) to $45.5 million for the six months ended June 30, 2001, compared to the same period of 2000. This increase resulted from heightened demand for petroleum products due to the continued high level of oil and natural gas prices.

Costs and Expenses

Gross margin for the six months ended June 30, 2001 increased $6.2 million (11%) to $60.7 million compared to the same period of 2000. Gross margin as a percentage of revenues (gross margin percentage) decreased slightly to 29.5% in the six-month period of 2001 from 29.6% in the same period of 2000. This reduction in the gross margin percentage was principally attributable to an overall unfavorable sales mix and higher warranty expense in the Compressed Air Products segment.

Depreciation and amortization increased 7% to $8.5 million in the six-month period of 2001, compared with $7.9 million for the same period of 2000. The increase in depreciation and amortization expense was due to ongoing capital expenditures and goodwill amortization associated with acquisitions. For the six-month periods, depreciation and amortization expense as a percentage of revenues decreased to 4.1% in 2001 from 4.3% in 2000. This percentage decrease is due to the effect of higher revenues in 2001.

Selling and administrative expenses increased in the six-month period of 2001 by 8% to $33.3 million from $30.7 million in the same period of 2000 primarily due to higher payroll related expenses and the impact of acquisitions. Due to the higher revenues, selling and administrative expenses as a percentage of revenues declined to 16.2% in 2001 compared to 16.7% in 2000.

Other income for the six months ended June 30, 2001, includes approximately $1.4 million from litigation settlement proceeds and $0.5 million from interest income related to finalization of an income tax settlement with the Internal Revenue Service. Other income for the six months ended June 30, 2000 includes a $0.7 million gain from the sale of the Company's idle facility in Syracuse, New York. Excluding the impact of these non-recurring gains, other income has declined due to lower foreign currency gains generated from U.S. dollar denominated cash and receivable balances of foreign subsidiaries in 2001 compared to 2000.

The Compressed Air Products segment generated operating margins of 7.1% for the six-month period ended June 30, 2001, a decrease from 8.8% for the six-month period of 2000. This decline is primarily attributable to unfavorable sales mix combined with higher payroll related expenses and warranty costs.

The Petroleum Products segment generated operating margins of 16.8% for the six-month period ended June 30, 2001, compared to 7.0% for the same period in 2000. This increase is primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base.

Interest expense decreased $0.4 million compared to the prior year period to $3.4 million, due to lower average borrowings. The average interest rate was 6.2% for both six-month periods.

Income before income taxes increased $4.0 million (28%) to $17.8 million for the six months ended June 30, 2001, compared to the same period of 2000. This improvement was due to increased leverage of the petroleum segment's fixed and semi-fixed costs on higher revenue volume, improved operational performance at well stimulation production facilities and the non-recurring gains included in other income mentioned above.

The provision for income taxes increased by $1.3 million to $6.6 million for the six months ended June 30, 2001, compared to $5.3 million in 2000, as a result of the higher income before taxes partially offset by a lower overall effective tax rate. The Company's effective tax rate for the six month period decreased to 37.0%, compared to 38.1% in 2000 due to increased savings from the Company's foreign sales corporation and the implementation of other tax strategies.

Net income for the six months ended June 30, 2001 increased $2.6 million (31%) to $11.2 million ($0.72 diluted earnings per share), compared to $8.6 million ($0.56 diluted earnings per share) for the same period of 2000. This increase in net income is attributable to the same factors that resulted in increased income before taxes noted above.

Outlook

Demand for petroleum products is related to market expectations for oil and natural gas prices. Orders for petroleum products were $35.6 million in the second quarter of 2001, an increase of $20.6 million compared to the same period of 2000. For the first six months of 2001, petroleum product orders were $62.9 million, an increase of $34.2 million compared to the same period of 2000. Compared to June 30, 2000, backlog for this business segment increased $17.9 million to $29.5 million on June 30, 2001. These increases can primarily be attributed to the continued high level of oil and natural gas prices. Future increases in demand for these products will likely be dependent upon oil and natural gas prices remaining near current levels, which the Company cannot predict. However, the Company believes that if oil and natural gas prices, day rates and the rig count remain near current levels, demand for well servicing pumps and drilling pumps will be sustained in 2001.

In general, demand for compressed air products follows the rate of manufacturing capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product. In the second quarter of 2001, orders for compressed air products were $77.6 million, compared to $74.8 million in the same period of 2000. For the first six months of 2001, orders for compressed air products were $160.2 million, compared to $154.5 million in the same period of 2000. Order backlog for compressed air products was $49.5 million as of June 30, 2001, compared to $44.2 million as of June 30, 2000. These increases are primarily the result of growth in European rotary screw and sliding vane compressors, acquisitions and increases in domestic water jetting products order levels, partially offset by unfavorable foreign currency rates, a reduction in manufacturing lead times and increased inventory levels on certain products.

LIQUIDITY AND CAPITAL RESOURCES
Operating Working Capital

During the six months ended June 30, 2001, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $2.2 million due to lower accounts payable and accrued liabilities partially offset by lower receivables and inventory.

Cash Flows

During the first half of 2001, the Company generated cash from operations totaling $15.9 million, compared to $8.7 million in the prior year period. This change is due to the higher net income coupled with a more favorable change in operating working capital compared to the prior year period. Net payments on long-term debt totaled $20.2 million during the six months ended June 30, 2001. Cash used for other financing activities of $0.7 million for the six months ended June 30, 2001 represents dividends paid to a minority interest of one of the Company's foreign subsidiaries. The cash flows provided by operating activities and used in investing and financing activities resulted in a net cash decrease of $10.6 million for the six months ended June 30, 2001.

Capital Expenditures and Commitments

Capital projects to increase operating efficiency and flexibility, expand production capacity and product quality resulted in expenditures of $5.4 million in the first six months of 2001. This was $0.3 million higher than the level of capital expenditures in the comparable period in 2000 due to the timing of capital projects. Commitments for capital expenditures at June 30, 2001 totaled $3.9 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 2001 will approximate $15 million, primarily due to expenditures for cost reductions and additional machining capacity at certain operations. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet alternative minimum tax obligations which arise from the exercise of incentive stock options. As of June 30,

2001, a total of 1,572,542 shares have been repurchased at a cost of $22.8 million under both repurchase programs. During the first half of 2001, the Company accepted shares of its common stock, valued at $0.1 million, which were tendered for the exercise of stock options.

Liquidity

The Company has a revolving line of credit agreement with an aggregate $125 million borrowing capacity (the "Credit Line"). On June 30, 2001, the Credit Line had an outstanding balance of approximately $58 million, leaving $67 million available for future use. The Credit Line requires no principal payments during the term of the agreement, which expires in January 2003.

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

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and requires separate recognition of intangible assets that meet certain criteria. This statement applies to all business combinations completed after June 30, 2001. The adoption of SFAS 141 will not have a significant impact on the Company's financial statements.

SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. As a result of this new standard, the Company will continue to amortize existing goodwill through the remainder of 2001, at which time amortization will cease and a transitional impairment test will be performed. The Company is currently reviewing the new standard and evaluating the impact on its future financial condition, results of operations, and accounting policies and practices. Amortization of goodwill for the six months ended June 30, 2001, totaled $2.2 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 2000 and June 30, 2001.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held pursuant to notice on May 1, 2001. At the Annual Meeting, Frank J. Hansen, Thomas M. McKenna and Diane K. Schumacher were elected to serve as directors for a three-year term expiring in 2004. There were 14,220,065 affirmative votes cast and 89,135 votes withheld concerning Mr. Hansen's election as a director; 14,213,523 affirmative votes cast and 95,677 votes withheld concerning Mr. McKenna's election as a director; and 14,214,486 affirmative votes cast and 94,714 votes withheld concerning Mrs. Schumacher's election as a director. Stockholders also elected to amend the Long-Term Incentive Plan and the Employee Stock Purchase Plan. There were 9,434,290 affirmative votes cast, 2,630,318 votes against and 2,244,592 abstaining votes or non-votes concerning the Long-Term Incentive Plan and 11,933,870 affirmative votes cast, 136,729 votes against and 2,238,601 abstaining votes or non-votes concerning the Employee Stock Purchase Plan. Finally, stockholders also approved the new Management Annual Incentive Plan, with 13,464,699 affirmative votes cast, 434,052 votes against and 410,449 abstaining votes or non-votes.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits:

      3.2  ByLaws of Gardner Denver, Inc., as amended on July 31, 2001.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GARDNER DENVER, INC.

Date: August 13, 2001                    By: /s/ Ross J. Centanni
                                             --------------------------------
                                         Ross J. Centanni
                                         Chairman, President & CEO

Date: August 13, 2001                    By: /s/ Philip R. Roth
                                             --------------------------------
                                         Philip R. Roth
                                         Vice President, Finance & CFO

Date: August 13, 2001                    By: /s/ Daniel C. Rizzo, Jr.
                                             --------------------------------
                                         Daniel C. Rizzo, Jr.
                                         Vice President and Corporate
                                         Controller (Chief Accounting Officer)

                              GARDNER DENVER, INC.

                                  EXHIBIT INDEX


EXHIBIT
NO.                           DESCRIPTION

3.2   ByLaws of Gardner Denver, Inc., as amended on July 31, 2001.