Form 10-Q
period 2001-09-30
GARDNER DENVER INC
filed 2001-11-14
CIK 916459

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

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

         Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of October 31, 2001: 15,615,905 shares.

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
                                                   (Unaudited)

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                        ------------------------         -----------------------
                                                          2001            2000             2001           2000
                                                        --------        --------         --------       --------

Revenues                                                $103,426        $ 91,614         $308,876       $275,668
                                                        --------        --------         --------       --------

Costs and Expenses:
     Cost of sales (excluding depreciation
           and amortization)                              72,544          66,047          217,305        195,641
     Depreciation and amortization                         4,252           4,007           12,724         11,929
     Selling and administrative expenses                  17,007          13,613           50,281         44,341
     Interest expense                                      1,548           1,882            4,937          5,657
     Other income, net                                      (739)           (438)          (3,030)        (2,295)
                                                        --------        --------         --------       --------

Income before income taxes                                 8,814           6,503           26,659         20,395
Provision for income taxes                                 3,262           2,477            9,864          7,770
                                                        --------        --------         --------       --------

Net income                                              $  5,552        $  4,026         $ 16,795       $ 12,625
                                                        ========        ========         ========       ========

Basic earnings per share                                $   0.36        $   0.26         $   1.08       $   0.83
                                                        ========        ========         ========       ========
Diluted earnings per share                              $   0.35        $   0.26         $   1.07       $   0.82
                                                        ========        ========         ========       ========




                          The accompanying notes are an integral part of this statement.

                                      GARDNER DENVER, INC.
                                   CONSOLIDATED BALANCE SHEET
                        (dollars in thousands, except per share amounts)


                                                                    (UNAUDITED)
                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                        2001            2000
                                                                   -------------    ------------
                  ASSETS
Current assets:
     Cash and equivalents                                            $  27,445       $  30,239
     Receivables, net                                                   90,569          79,448
     Inventories, net                                                   78,364          61,942
     Deferred income taxes                                               5,457           4,887
     Other                                                               3,015           3,400
                                                                     ---------       ---------
          Total current assets                                         204,850         179,916
                                                                     ---------       ---------

Property, plant and equipment, net                                      74,869          67,104
Intangibles, net                                                       208,984         149,297
Deferred income taxes                                                    2,223           2,855
Other assets                                                             6,839           4,709
                                                                     ---------       ---------
          Total assets                                               $ 497,765       $ 403,881
                                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                           $  55,556       $   5,781
     Accounts payable and accrued liabilities                           82,294          62,462
                                                                     ---------       ---------
         Total current liabilities                                     137,850          68,243
                                                                     ---------       ---------

Long-term debt, less current maturities                                119,125         115,808
Postretirement benefits other than pensions                             37,376          39,496
Other long-term liabilities                                             10,236           9,186
                                                                     ---------       ---------
         Total liabilities                                             304,587         232,733
                                                                     ---------       ---------

Stockholders' equity:
    Common stock, $.01 par value; 50,000,000 shares
          authorized; 15,595,701 shares issued and
          outstanding at September 30, 2001                                173             170
    Capital in excess of par value                                     163,511         160,343
    Treasury stock at cost, 1,663,536 shares at
         September 30, 2001                                            (24,616)        (24,508)
    Retained earnings                                                   56,833          40,038
    Accumulated other comprehensive loss                                (2,723)         (4,895)
                                                                     ---------       ---------
         Total stockholders' equity                                    193,178         171,148
                                                                     ---------       ---------
         Total liabilities and stockholders' equity                  $ 497,765       $ 403,881
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

                                     GARDNER DENVER, INC.
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (dollars in thousands)
                                          (Unaudited)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 ----------------------------
                                                                   2001                2000
                                                                 --------            --------
Cash flows from operating activities:
    Net income                                                   $ 16,795            $ 12,625
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                             12,724              11,929
         Net loss/(gain) on asset dispositions                         40                (853)
         Stock issued for employee benefit plans                    1,622               1,422
         Deferred income taxes                                         70                  57
    Changes in assets and liabilities:
         Receivables                                                2,366              (8,392)
         Inventories                                                 (495)               (715)
         Accounts payable and accrued liabilities                    (853)                929
         Other assets and liabilities, net                           (572)             (4,185)
                                                                 --------            --------
             Net cash provided by operating activities             31,697              12,817
                                                                 --------            --------

Cash flows from investing activities:
    Capital expenditures                                           (8,090)             (7,709)
    Foreign currency hedging transactions                             (31)              3,309
    Disposals of plant and equipment                                   86                 998
    Business acquisitions, net of cash acquired                   (82,236)            (19,656)
                                                                 --------            --------
             Net cash used for investing activities               (90,271)            (23,058)
                                                                 --------            --------

Cash flows from financing activities:
    Principal payments on long-term debt                          (81,075)            (29,262)
    Proceeds from long-term borrowings                             87,000              32,500
    Proceeds from short-term borrowings                            50,000                  --
    Proceeds from stock options                                     1,549                 859
    Purchase of treasury stock                                       (108)               (763)
    Other                                                          (1,115)               (492)
                                                                 --------            --------
       Net cash provided by financing activities                   56,251               2,842
                                                                 --------            --------
Effect of exchange rate changes on cash and
       equivalents                                                   (471)             (1,627)
                                                                 --------            --------

Decrease in cash and equivalents                                   (2,794)             (9,026)
                                                                 --------            --------
Cash and equivalents, beginning of period                          30,239              27,317
                                                                 --------            --------
Cash and equivalents, end of period                              $ 27,445            $ 18,291
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

The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  RECENT ACQUISITIONS.

Effective September 10, 2001, the Company acquired certain assets and stock of Hoffman Air and Filtration Systems ("Hoffman"). Hoffman, headquartered in Syracuse, New York, manufactures and distributes multistage centrifugal blowers and vacuum systems, primarily for wastewater treatment and industrial applications. Effective September 1, 2001, the Company also acquired certain assets and stock of the Hamworthy Belliss & Morcom compressor business ("HBM"). HBM is headquartered in Gloucester, England and manufactures and distributes lubricated and oil-free reciprocating air compressors for a variety of applications. The aggregate purchase price, net of cash acquired, was approximately $82 million for these acquisitions. The purchase price of each acquisition has been allocated primarily to receivables; inventory; property, plant and equipment; and accounts payable and accrued liabilities, based on their respective fair values at the date of acquisition.

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

All acquisitions have been accounted for by the purchase method, and accordingly, their results are included in the Company's consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date. The purchase price allocation for Hoffman and HBM, used in preparation of the September 30, 2001 consolidated balance sheet, is preliminary and subject to adjustment when finalized.

As a result of the stability of the product technology, markets and customers associated with these acquisitions, the cost in excess of net assets acquired for each acquisition prior to June 30, 2001 is being amortized over 40 years, using the straight-line method. The cost in excess of net assets acquired for each acquisition made after June 30, 2001 has not been amortized in accordance with the Financial Accounting Standards Board's Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets".

NOTE 3.  EARNINGS PER SHARE.

The following table details the calculation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                      ---------------------       ---------------------
                                                        2001          2000          2001          2000
                                                      -------       -------       -------       -------
Basic EPS:
     Net income                                       $ 5,552       $ 4,026       $16,795       $12,625
                                                      =======       =======       =======       =======

Shares
     Weighted average number of common
     shares outstanding                                15,581        15,321        15,526        15,281
                                                      =======       =======       =======       =======

Basic earnings per common share                       $  0.36       $  0.26       $  1.08       $  0.83
                                                      =======       =======       =======       =======


Diluted EPS:
     Net income                                       $ 5,552       $ 4,026       $16,795       $12,625
                                                      =======       =======       =======       =======

Shares
     Weighted average number of common
       shares outstanding                              15,581        15,321        15,526        15,281
     Assuming conversion of dilutive stock
       options issued and outstanding                     281           146           223           196
                                                      -------       -------       -------       -------
     Weighted average number of common
       shares outstanding, as adjusted                 15,862        15,467        15,749        15,477
                                                      =======       =======       =======       =======

Diluted earnings per common share                     $  0.35       $  0.26       $  1.07       $  0.82
                                                      =======       =======       =======       =======

NOTE 4.  INVENTORIES.

                                                      SEPTEMBER 30,       DECEMBER 31,
                                                           2001               2000
                                                      -------------       ------------
Raw materials, including parts and
  subassemblies                                          $38,077            $31,147
Work-in-process                                           15,461              9,334
Finished goods                                            28,641             24,987
Perishable tooling and supplies                            2,443              2,443
                                                         -------            -------
                                                          84,622             67,911
Excess of FIFO costs
  over LIFO costs                                         (6,258)            (5,969)
                                                         -------            -------
      Inventories, net                                   $78,364            $61,942
                                                         =======            =======

NOTE 5.  LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

On September 10, 2001, the Company borrowed $50 million under an Interim Credit Agreement, which was substantially used to complete the Hoffman acquisition. The Interim Credit Agreement expires in March 2002 and management expects it to be refinanced at, or prior to, maturity with longer-term financing.

The Company also has a revolving line of credit agreement and an unsecured senior note agreement. Effective September 10, 2001, these agreements were amended to allow for the Interim Credit Facility mentioned above.

NOTE 6.  COMPREHENSIVE INCOME.

For the three months ended September 30, 2001 and 2000, comprehensive income was $8.5 million and $3.1 million, respectively. For the nine months ended September 30, 2001 and 2000, comprehensive income was $19.0 million and $10.8 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments.

NOTE 7.  CASH FLOW INFORMATION.

In the first nine months of 2001 and 2000, the Company paid $8.6 million and $6.2 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first nine months of 2001 and 2000, totaled $4.9 million and $6.8 million respectively.

NOTE 8.  SEGMENT INFORMATION.

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                          ---------------------      ---------------------
                                            2001         2000          2001         2000
                                          --------     --------      --------     --------
Revenues:
    Compressed Air Products               $ 80,580     $ 76,967      $240,564     $237,162
    Petroleum Products                      22,846       14,647        68,312       38,506
                                          --------     --------      --------     --------
       Total                              $103,426     $ 91,614      $308,876     $275,668
                                          ========     ========      ========     ========
Operating Earnings:
    Compressed Air Products               $  5,888     $  6,627      $ 17,203     $ 20,765
    Petroleum Products                       3,735        1,320        11,363        2,992
                                          --------     --------      --------     --------
       Total                                 9,623        7,947        28,566       23,757
    Interest expense                         1,548        1,882         4,937        5,657
    Other income, net                         (739)        (438)       (3,030)      (2,295)
                                          --------     --------      --------     --------
       Income before income taxes         $  8,814     $  6,503      $ 26,659     $ 20,395
                                          ========     ========      ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

      PERFORMANCE IN THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED WITH
                    THE QUARTER ENDED SEPTEMBER 30, 2000

Revenues

Revenues increased $11.8 million (13%) to $103.4 million for the three months ended September 30, 2001, compared to the same period of 2000. Excluding incremental revenue from acquisitions, revenues increased $4.9 million (5%) over the same period of 2000. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the three months ended September 30, 2001, revenues for the Compressed Air Products segment increased $3.6 million (5%) to $80.6 million compared to the same period of 2000. Excluding acquisitions, revenues decreased $3.3 million due to declining U.S. industrial production, which weakened sales of domestic rotary screw compressors and blowers, and unfavorable foreign currency exchange rates. These negative factors were partially offset by sales growth in the European compressor and domestic water jetting businesses. Petroleum Products segment revenues increased $8.2 million (56%) to $22.8 million for the three months ended September 30, 2001, compared to the same period of 2000. This increase resulted from heightened demand for petroleum products due to the continued high level of oil and natural gas prices during the first half of 2001.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the three months ended September 30, 2001 increased $5.3 million (21%) to $30.9 million compared to the same period of 2000. Gross margin as a percentage of revenues (gross margin percentage) increased to 29.9% in the three-month period of 2001 from 27.9% in the same period of 2000. This increase in the gross margin percentage was principally attributable to increased sales of higher margin drilling pumps, improved operational performance at well stimulation and water jetting production facilities, partially offset by unfavorable sales mix in the Compressed Air Products segment.

Depreciation and amortization increased 6% to $4.3 million in the three-month period of 2001, compared with $4.0 million for the same period of 2000. The increase in depreciation and amortization expense was due to ongoing capital expenditures. For the three-month periods, depreciation and amortization expense as a percentage of revenues decreased to 4.1% in 2001 from 4.4% in 2000. This percentage decrease is due to the effect of higher revenues in 2001.

Selling and administrative expenses increased in the three-month period of 2001 by 25% to $17.0 million from $13.6 million in the same period of 2000 primarily due to higher payroll related expenses and the impact of acquisitions. Due to these factors, selling and administrative expenses as a percentage of revenues increased to 16.4% in the third quarter of 2001 compared to 14.9% in 2000.

Other income for the three months ended September 30, 2001, included approximately $0.6 million from litigation settlement proceeds. Excluding the impact of this non-recurring gain, other income has declined due to lower foreign currency gains generated from U.S. dollar denominated cash and receivable balances of foreign subsidiaries in 2001 compared to 2000.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) of 7.3% for the three-month period ended September 30, 2001, a decrease from 8.6% for the three-month period of 2000. This decline was primarily attributable to higher payroll related expenses and unfavorable sales mix partially offset by improved operational performance at the water jetting production facility.

The Petroleum Products segment generated operating margins of 16.3% for the three-month period ended September 30, 2001, compared to 9.0% for the same period in 2000. This increase was primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base combined with improved operational performance at well stimulation production facilities.

Interest expense decreased $0.3 million from the prior year period due to lower average rates and borrowings. The average interest rate for the three-month period of 2001 was 5.4%, compared to 6.2% for the same period of 2000.

Income before income taxes increased $2.3 million (36%) to $8.8 million for the three months ended September 30, 2001, compared to the same period of 2000. This improvement was due to increased leverage of the petroleum segment's fixed and semi-fixed costs on higher revenue volume, improved operational performance at well stimulation and water jetting production facilities and the non-recurring gain included in other income mentioned above.

The provision for income taxes increased by $0.8 million to $3.3 million for the third quarter of 2001 compared to $2.5 million in 2000, as a result of the higher income before taxes partially offset by a lower overall effective tax rate. The Company's effective tax rate for the current three-month period decreased to 37.0%, compared to 38.1% in 2000 due to increased savings from the Company's foreign sales corporation and the implementation of other tax strategies.

Net income for the three months ended September 30, 2001 increased $1.5 million (38%) to $5.6 million ($0.35 diluted earnings per share), compared to $4.0 million ($0.26 diluted earnings per share) for the same period of 2000. This increase in net income was attributable to the same factors that resulted in increased income before taxes noted above.

    PERFORMANCE IN THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH
                  THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

Revenues increased $33.2 million (12%) to $308.9 million for the nine months ended September 30, 2001, compared to the same period of 2000. Excluding incremental revenue from acquisitions, revenues increased $23.1 million (8%) over the same period of 2000. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the nine months ended September 30, 2001, revenues for the Compressed Air Products segment increased to $240.6 million from $237.2 million in the comparable prior year period. Excluding acquisitions, revenues decreased $6.8 million due to declining U.S. industrial production, which weakened sales of domestic rotary screw compressors and blowers, and unfavorable foreign currency exchange rates. These negative factors were partially offset by sales growth in the European compressor and domestic water jetting businesses. Petroleum Products segment revenues increased $29.8 million (77%) to $68.3 million for the nine months ended September 30, 2001, compared to the same period of 2000. This increase resulted from heightened demand for petroleum products due to the continued high level of oil and natural gas prices during the first half of 2001.

Costs and Expenses

Gross margin for the nine months ended September 30, 2001 increased $11.5 million (14%) to $91.6 million compared to the same period of 2000. Gross margin as a percentage of revenues (gross margin percentage) increased slightly to 29.6% in the nine-month period of 2001 from 29.0% in the same period of 2000. This increase in the gross margin percentage was principally attributable to increased sales of higher margin drilling pumps, improved operational performance at well stimulation and water jetting production facilities, partially offset by unfavorable sales mix and higher warranty expense in the Compressed Air Products segment.

Depreciation and amortization increased 7% to $12.7 million in the nine-month period of 2001, compared with $11.9 million for the same period of 2000. The increase in depreciation and amortization expense was due to ongoing capital expenditures and goodwill amortization associated with acquisitions completed prior to June 30, 2001. For the nine-month periods, depreciation and amortization expense as a percentage of revenues decreased to 4.1% in 2001 from 4.3% in 2000. This percentage decrease was due to the effect of higher revenues in 2001.

Selling and administrative expenses increased in the nine-month period of 2001 by 13% to $50.3 million from $44.3 million in the same period of 2000 primarily due to higher payroll related expenses and the impact of acquisitions. Due to these factors, selling and administrative expenses as a percentage of revenues increased to 16.3% in 2001 compared to 16.1% in 2000.

Other income for the nine months ended September 30, 2001, includes approximately $2.0 million from litigation settlement proceeds and $0.5 million from interest income related to finalization of an income tax settlement with the Internal Revenue Service. Other income for the nine months ended September 30, 2000 includes a $0.7 million gain from the sale of the Company's idle facility in Syracuse, New York. Excluding the impact of these non-recurring gains, other income has declined due to lower foreign currency gains generated from U.S. dollar denominated cash and receivable balances of foreign subsidiaries in 2001 compared to 2000.

The Compressed Air Products segment generated operating margins of 7.2% for the nine-month period ended September 30, 2001, a decrease from 8.8% for the nine-month period of 2000. This decline was primarily attributable to higher payroll related expenses and unfavorable sales mix partially offset by improved operational performance at the water jetting production facility.

The Petroleum Products segment generated operating margins of 16.6% for the nine-month period ended September 30, 2001, compared to 7.8% for the same period in 2000. This increase was primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base combined with improved operational performance at well stimulation production facilities.

Interest expense decreased $0.7 million compared to the prior year period to $4.9 million, due to lower average rates and borrowings. The average interest rate was 5.8% for the nine-month period ended September 30, 2001, compared to 6.2% for the same period of 2000.

Income before income taxes increased $6.3 million (31%) to $26.7 million for the nine months ended September 30, 2001, compared to the same period of 2000. This improvement was due to increased leverage of the petroleum segment's fixed and semi-fixed costs on higher revenue volume, improved operational performance at well stimulation and water jetting production facilities and the non-recurring gains included in other income mentioned above.

The provision for income taxes increased by $2.1 million to $9.9 million for the nine months ended September 30, 2001, compared to $7.8 million in 2000, as a result of the higher income before taxes partially offset by a lower overall effective tax rate. The Company's effective tax rate for the nine month period decreased to 37.0%, compared to 38.1% in 2000 due to increased savings from the Company's foreign sales corporation and the implementation of other tax strategies.

Net income for the nine months ended September 30, 2001 increased $4.2 million (33%) to $16.8 million ($1.07 diluted earnings per share), compared to $12.6 million ($0.82 diluted earnings per share) for the same period of 2000. This increase in net income was attributable to the same factors that resulted in increased income before taxes noted above.

Outlook

Demand for petroleum products is related to market expectations for oil and natural gas prices. Orders for petroleum products were $19.6 million in the third quarter of 2001, an increase of $5.9 million compared to the same period of 2000. For the first nine months of 2001, petroleum product orders were $82.4 million, an increase of $40.2 million compared to the same period of 2000. Compared to September 30, 2000, backlog for this business segment increased $15.5 million to $26.3 million on September 30, 2001. These increases can primarily be attributed to the continued high level of oil and natural gas prices during the first half of 2001. Future increases in demand for these products will likely be dependent upon oil and natural gas prices, which the Company cannot predict. Recent trends indicate a slowdown in this segment as oil and natural gas prices have fallen off their highs of late 2000.

In general, demand for compressed air products follows the rate of manufacturing capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product. In the third quarter of 2001, orders for compressed air products, including $6.7 million from acquisitions, were $76.1 million, compared to $76.7 million in the same period of 2000. For the first nine months of 2001, orders for compressed air products, including $9.9 million from acquisitions were $236.3 million, compared to $231.2 million in the same period of 2000. Order backlog for compressed air products, including $22.7 million from acquisitions, was $68.5 million as of September 30, 2001, compared to $45.1 million as of September 30, 2000. Excluding acquisitions, the decreases in order activity in this segment are primarily the result of a slowing U.S. industrial economy and unfavorable foreign currency rates, partially offset by growth in European rotary screw compressors and domestic water jetting products.

LIQUIDITY AND CAPITAL RESOURCES

Operating Working Capital

During the nine months ended September 30, 2001, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $7.7 million to $86.6 million, primarily due to acquisitions.

Cash Flows

During the first nine months of 2001, the Company generated cash from operations totaling $31.7 million, compared to $12.8 million in the prior year period. This change is due to the higher net income coupled with a more favorable change in operating working capital compared to the prior year period. Net borrowings on short-term and long-term debt were $50.0 and $5.9 million, respectively, during the nine months ended September 30, 2001. These borrowings were substantially used to complete the Hoffman acquisition. Cash used for other financing activities of $1.1 million for the nine months ended September 30, 2001 represents dividends paid to a minority interest of one of the Company's foreign subsidiaries and debt issue costs. The cash flows provided by operating and financing activities and used in investing activities resulted in a net cash decrease of $2.8 million for the nine months ended September 30, 2001.

Capital Expenditures and Commitments

Capital projects to increase operating efficiency and flexibility and to expand production capacity and product quality resulted in expenditures of $8.1 million in the first nine months of 2001. This was $0.4 million higher than the level of capital expenditures in the comparable period in 2000 due to the timing of capital projects. Commitments for capital expenditures at September

30, 2001 totaled $3.4 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 2001 will approximate $14 million, primarily due to expenditures for cost reductions and additional machining capacity at certain operations. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet alternative minimum tax obligations which arise from the exercise of incentive stock options. As of September 30, 2001, a total of 1,572,542 shares have been repurchased at a cost of $22.8 million under both repurchase programs. During the first nine months of 2001, the Company accepted shares of its common stock, valued at $0.1 million, which were tendered for the exercise of stock options.

Liquidity

On September 10, 2001, the Company borrowed $50 million under an Interim Credit Agreement, which was substantially used to complete the Hoffman acquisition. The Interim Credit Agreement expires in March 2002 and management expects it to be refinanced at, or prior to, maturity with longer-term financing.

The Company also has a revolving line of credit agreement with an aggregate $125 million borrowing capacity (the "Credit Line") and an unsecured senior note agreement. Effective September 10, 2001, these agreements were amended to allow for the Interim Credit Agreement mentioned above. On September 30, 2001, the Credit Line had an outstanding balance of approximately $91 million, leaving $34 million available for future use. The Credit Line requires no principal payments during the term of the agreement, which expires in January 2003.

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

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and requires separate recognition of intangible assets that meet certain criteria. This statement applies to all business combinations completed after June 30, 2001. The adoption of SFAS 141 did not have a significant impact on the Company's financial statements.

SFAS 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. As a result of this new standard, the Company will continue to amortize goodwill which existed prior to June 30, 2001, through the remainder of 2001, at which time amortization will cease and a transitional impairment test will be performed. The Company is currently reviewing the new standard and evaluating the impact on its future financial condition, results of operations, and accounting policies and practices. Amortization of goodwill for the nine months ended September 30, 2001, totaled $3.3 million.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and in October 2001, issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." These standards are effective on January 1, 2003 and January 1, 2002, respectively. The Company is currently reviewing these standards and evaluating their impact on its future financial condition, results of operations, and accounting policies and practices.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

All of the statements in this Management's Discussion and Analysis, other than historical facts, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995, including, without limitation, certain statements made under the caption "Outlook". As a general matter, forward-looking statements are those focused upon anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to Gardner Denver's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: the ability to identify, negotiate and complete future acquisitions; the speed with which the Company is able to integrate its recent acquisitions and realize the related financial benefit; the domestic and/or worldwide level of oil and natural gas prices and oil and gas drilling and production, which affect demand for the Company's petroleum products; changes in domestic and/or worldwide industrial production and industrial capacity utilization rates, which affect demand for the Company's compressed air products; pricing of Gardner Denver products; the degree to which the Company is able to penetrate niche markets; the ability to maintain and to enter into key purchasing and supply relationships; the ability to attract and retain quality management personnel; and the continued successful implementation of cost reduction efforts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 2000 and September 30, 2001.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         4.2.1 Second Amendment dated August 31, 2001, to the Note Purchase Agreement dated as of September 26, 1996.

         10.0.2 Amendment and Waiver No. 3 dated August 31, 2001, to the Credit Agreement dated as of January 20, 1998.

         10.12    Interim Credit Agreement dated August 31, 2001.


(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GARDNER DENVER, INC.

Date:  November 13, 2001                 By:     /s/Ross J. Centanni
                                             ---------------------------------
                                         Ross J. Centanni
                                         Chairman, President & CEO

Date:  November 13, 2001                 By:     /s/Philip R. Roth
                                             ---------------------------------
                                         Philip R. Roth
                                         Vice President, Finance & CFO

Date:  November 13, 2001                 By:     /s/Daniel C. Rizzo, Jr.
                                             ---------------------------------
                                         Daniel C. Rizzo, Jr.
                                         Vice President and Corporate
                                         Controller (Chief Accounting Officer)

                            GARDNER DENVER, INC.

                                EXHIBIT INDEX

EXHIBIT
NO.                              DESCRIPTION

4.2.1 Second Amendment dated August 31, 2001, to the Note Purchase Agreement dated as of September 26, 1996.

10.0.2 Amendment and Waiver No. 3 dated August 31, 2001, to the Credit Agreement dated as of January 20, 1998.

10.12         Interim Credit Agreement dated August 31, 2001.