Form 10-K405
period 2001-12-31
GARDNER DENVER INC
filed 2002-03-28
CIK 916459

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the fiscal year ended December 31, 2001

       [ ] Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934: For the transition period from
                                                                --------------
to
   --------------

                  Commission file number                1-13215
                                         -------------------------------------


                             GARDNER DENVER, INC.

------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                     76-0419383
----------------------------------------             -------------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

  1800 Gardner Expressway, Quincy, IL                          62301
----------------------------------------             -------------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                (217) 222-5400
------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

    Securities registered pursuant to Section 12(b) of the Act:

                         Common Stock, $0.01 par value
------------------------------------------------------------------------------
                               (Title of Class)

                      Rights to Purchase Preferred Stock
------------------------------------------------------------------------------
                               (Title of Class)

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
Yes   X    No
    -----    -----

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting stock held by non-affiliates as of March 22, 2002 was $385,940,481.

The number of shares outstanding of the registrant's Common Stock, as of March 22, 2002 was 15,810,753.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Gardner Denver, Inc. Proxy Statement, dated March 22, 2002 (incorporated into Part III of this Annual Report on Form 10-K).

    Portions of the 2001 Annual Report to Stockholders (incorporated into Parts I and II of this Annual Report on Form 10-K).


==============================================================================

                                   PART I

ITEM 1.  BUSINESS

GENERAL

Gardner Denver, Inc. ("Gardner Denver" or the "Company") believes, based on total sales in the United States, it is one of the leading manufacturers of stationary air compressors and blowers for industrial applications. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration and engineered vacuum systems. Gardner Denver also believes that it is one of the leading manufacturers of pumps used in oil and natural gas production, well-servicing and drilling and water jetting systems.

In 2001, Gardner Denver had revenues of $419.8 million, of which approximately 73 percent were derived from sales of compressed air products while approximately 27 percent were from sales of pump products. Approximately 70 percent of the total revenues in 2001 were derived from sales in the United States and approximately 30 percent were from sales to customers in various countries outside the United States. Of the total non-U.S. sales, 51 percent were to Europe, 19 percent to Canada, 14 percent to Latin America, 11 percent to Asia and the remainder to Africa, the Middle East and Australia.

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

Gardner Denver has completed fourteen acquisitions since becoming an independent company. In 1996, Gardner Denver acquired NORAMPTCO, Inc., renamed Gardner Denver Holdings Inc., and its primary operating subsidiary Lamson Corporation ("Lamson"). Lamson designs, manufactures and sells multistage centrifugal blowers and exhausters used in various industrial and wastewater applications. Lamson's products complemented the Company's product offering by enabling it to expand its participation in environmental and industrial segments requiring air and gas management.

Also in 1996, the Company acquired TCM Investments, Inc., an oilfield pump manufacturer based in Tulsa, Oklahoma. This acquisition extended the Company's well stimulation pump product line, provided a physical presence in the oilfield market and allowed Gardner Denver to become a major supplier of repair parts and remanufacturing services to some of the Company's customers.

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

In April 1999, the Company acquired Allen-Stuart Equipment Company, Inc. ("Allen-Stuart"), located in Houston, Texas. Allen-Stuart, which also conducts business as the Gardner Denver Engineered Packaging Center, designs, fabricates and services custom-engineered packages for blower and compressor equipment in air and gas applications. The addition of Allen-Stuart enhanced the Company's ability to supply engineered packages, incorporating the wide range of compressor and blower products manufactured by Gardner Denver.

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

In January 2000, the Company acquired Invincible Airflow Systems, Co. ("Invincible"). Invincible, located in Baltic, Ohio, manufactures single and fabricated multistage centrifugal blowers and engineered vacuum systems. Invincible extends Gardner Denver's product offering for the industrial cleaning market and introduces the Company's centrifugal blowers to new markets.

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

In September 2001, the Company acquired Hamworthy Belliss & Morcom ("Belliss & Morcom"), headquartered in Gloucester, England. Belliss & Morcom manufactures and distributes reciprocating air compressors used for a variety of niche applications, such as polyethylene terephthalate ("PET") bottle blowing, breathing air equipment and compressed natural gas. The acquisition of Belliss & Morcom broadens the Company's range of product offerings, strengthens its distribution and service networks and increases its participation in sales of products with applications that have the potential to grow faster than the overall industrial economy.

In September 2001, the Company also acquired Hoffman Air and Filtration Systems ("Hoffman"). Hoffman, headquartered in Syracuse, New York, manufactures and distributes multistage centrifugal blowers and vacuum systems, primarily for wastewater treatment and industrial applications. The acquisition of Hoffman expands Gardner Denver's product offering and distribution capabilities and enhances its position as a leading international supplier of centrifugal products to the air and gas handling industry.

MARKETS AND PRODUCTS

Gardner Denver designs, manufactures and markets compressed air products and pump products. A description of the particular products manufactured and sold by Gardner Denver in its two reportable segments is set forth below.

Compressed Air Products Segment

In the Compressed Air Products segment, Gardner Denver designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, sliding vane and centrifugal compressors, positive displacement and centrifugal blowers. Sales of compressed air products by Gardner Denver in 2001 were $308.0 million, of which approximately
65 percent were to customers in the United States.

Reciprocating compressors range from 0.5 to 1,500 horsepower and are sold under the Gardner Denver(R), Champion(R), Commandair(R) and Belliss & Morcom(R) trademarks. Rotary screw compressors range from 5 to 680 horsepower and are sold under the Gardner Denver(R), Electra-Screw(R), Electra-Saver(R), Enduro(R), RotorChamp(R), Twistair(R), Tamrotor(R), and Tempest(R) trademarks. Centrifugal compressors range from 400 to 1,500 horsepower and are sold under the GD Turbo name.

Blowers are used to produce a high volume of air at low pressures and vacuums. Centrifugal blowers produce a constant level of pressure and varying volumes of airflow. Positive displacement blowers provide a constant volume of airflow at varying levels of pressure. The Company's positive displacement blowers range from 0 to 36 pounds per square inch gauge (PSIG) pressure and 0-28 inches of mercury ("Hg) vacuum and 0 to 43,000 cubic feet per minute (CFM) and are sold under the trademarks Sutorbilt(R), DuroFlow(R), CycloBlower(R) and TurboTron(R). The Company's multistage centrifugal blowers are sold under the tradenames Lamson(R) and Hoffman(R) and range from 0.5 to 25 PSIG pressure and 0-18 "Hg vacuum and 100 to 50,000 CFM. The Company's rotary sliding vane compressors and vacuum pumps range from 0 to 150 PSIG and 0 to 3,000 CFM and are sold under the trademark Wittig(R).

The Company's engineered vacuum systems are used in industrial cleaning and maintenance and are sold under the Invincible(R) and Cat Vac(R) tradenames.

Almost all domestic manufacturing plants and industrial facilities, as well as many service industries, utilize air compressors and/or blowers. The largest customers for Gardner Denver's compressor products are durable and non-durable goods manufacturers; process industries (petroleum, primary metals, pharmaceutical, food and paper); original equipment manufacturers ("OEMs"); manufacturers of carpet cleaning equipment, pneumatic conveying equipment, and dry and liquid bulk transports; wastewater treatment facilities; and automotive service centers and niche applications such as polyethylene terephthalate ("PET") bottle blowing, breathing air equipment and compressed natural gas.

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

Pump Products Segment

Gardner Denver designs, manufactures, markets and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas production, well servicing and drilling and industrial cleaning and maintenance. Sales of pump products in 2001 were $111.7 million, of which approximately 82 percent were to customers in the United States.

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

The Company's water jetting systems are used in industrial cleaning and maintenance and are sold under the Liqua-Blaster(R) and American Water Blaster(R) trademarks. Applications in this market include runway and shiphull cleaning, concrete demolition and metal surface preparation.

For financial information over the past three years on the Company's performance by industry segment and the Company's international sales, refer to Note 14 of the Notes to Consolidated Financial Statements included in Gardner Denver's 2001 Annual Report to Stockholders and incorporated herein by reference.

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

Outside the United States, Gardner Denver markets its products through a network of sales representatives, as well as distributors and direct sales persons. As a result of the Lamson, Wittig and Hoffman acquisitions, the Company operates blower packaging operations in Canada, France, Germany and the United Kingdom. As a result of the Tamrotor and Bellis & Morcom acquisitions, the Company operates compressor manufacturing and packaging facilities in Canada, Finland and the United Kingdom.

COMPETITION

Gardner Denver's principal competitors in sales of compressed air products include Ingersoll-Rand, Sullair (owned by United Technologies Corporation), Atlas Copco, Quincy Compressor (owned by En Pro Industries, a subsidiary of Goodrich Corporation), CompAir (owned by Invensys P.L.C.) and Roots (owned by Dresser Inc.). The principal competitors in sales of petroleum pump products include National-Oilwell and SPM Flow Control, Inc. The principal competitors in sales of water jetting systems include NLB Corp., WOMA Apparatebau GmbH and Hammelmann Maschinenfabrik GmbH. Each of the Company's business segments has a strong reputation and the Company's trademarks are recognized both domestically and internationally.

Demand for compressed air products is dependent upon capital spending by manufacturing and process industries, and general economic conditions. Demand for pump products is primarily tied to the number of working and available drilling rigs and oil and natural gas prices. The principal competitive factors in both segments are quality, performance, price and availability. The relative importance of each of these factors varies depending on the specific type of product.

Compressed air and pump products are best characterized as mature, with steady and slow technological advances. Technological trends in compressed air products include, among others, development of oil-free air compressors, increased product efficiency, reduction of noise levels, and advanced control systems to upgrade the flexibility and precision of regulating pressure and capacity. Emerging compressed air products market niches result from new technologies in plastics extrusion, oil and natural gas well drilling, field gas gathering, mobile and stationary vacuum applications, utility and fiber optic installation, environmental impact minimization, as well as other factors. Trends in pump products include, among others, development of larger horsepower and lighter weight pumps.

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

Expenditures for research and development sponsored by the Company were $2.5 million in 2001, $3.0 million in 2000 and $2.8 million in 1999.

MANUFACTURING

Gardner Denver has twenty manufacturing facilities that utilize a broad variety of processes. At its manufacturing locations, the Company maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures, and uses extensive process automation in its manufacturing operations. Most of the manufacturing facilities utilize computer aided numerical control tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant (cell manufacturing). One operator using cell manufacturing can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing the amount of work-in-process and finished product inventories.

RAW MATERIALS

The primary raw materials used by Gardner Denver are cast iron and steel. Such materials are generally available from a number of suppliers. The Company does not currently have long-term contracts with its suppliers of raw materials, but believes that its sources of raw materials are reliable and adequate for its needs. The Company utilizes single sources of supply for certain iron castings and other selected components. A disruption in deliveries from a given supplier could therefore have an adverse effect on the Company's ability to meet its commitments to customers. Nevertheless, the Company believes that it has appropriately balanced this risk against the cost of sustaining a greater number of suppliers. Moreover, the Company has sought, and will continue to seek, cost reductions in its purchases of materials and supplies by consolidating its purchases, pursuing alternate sources of supply and using online bidding competitions among potential suppliers. Historically, the Company has not experienced any significant supply problems in its operations; however, there can be no assurance that this will be the case in the future.

BACKLOG

The Company's backlog was approximately $79.2 million at December 31, 2001 as compared to approximately $60.3 million at December 31, 2000. This increase was due to acquisitions and increased demand of petroleum pump products partially offset by a decline in demand for compressed air products. Backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated and which are scheduled for shipment within twelve months. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

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

In the aggregate, patents and trademarks are of considerable importance to the manufacturing and marketing of many of the Company's products. However, the Company does not consider any single patent or trademark, or group of patents or trademarks, to be material to its business as a whole, except for the Gardner Denver(R) trademark. Other important trademarks used by Gardner Denver include DuroFlow(R), Sutorbilt(R), CycloBlower(R), Wittig(R), Lamson(R), Tamrotor(R), OPI(R), Champion(R), Geoquip(R), Bellis & Morcom(R) and Hoffman(R). Joy(R) is a registered trademark of Joy Technologies, Inc. Gardner Denver has the right to use the Joy(R) trademark on aftermarket parts until November 2027. The Company's right to use this trademark on air compressors expired in November 1995. Pursuant to trademark license agreements, Cooper has rights to use the Gardner Denver(R) trademark for certain power tools and Gardner Denver has rights to use the Ajax(R) trademark for petroleum pump products. Gardner Denver has registered its trademarks in the countries where it is deemed necessary.

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

EMPLOYEES

As of February 2002, the Company had approximately 2,000 full-time employees, of which approximately 700, including most of the employees in Finland, Germany and the United Kingdom, were represented by labor unions. The Company believes its current relations with employees are satisfactory. The Company's five-year labor contract with the union at the Quincy, Illinois plant expires in May 2002. Management has no reason to believe that a new agreement will not be finalized prior to the expiration date.

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

ITEM 2.  PROPERTIES

As of December 31, 2001, Gardner Denver has twenty manufacturing plants, three of which are remanufacturing operations, one distribution center, several warehouses, a packaging operation and numerous sales offices. The significant facilities are as follows:

                                                                                                     Owned
     Location                                  Facility Type                     Sq. Feet          or Leased
     --------                                  -------------                     --------          ---------
Quincy, Illinois                          Executive, Administrative               604,000            Owned
                                            and Sales Offices;
                                            Manufacturing - pump and
                                            compressed air products
Sedalia, Missouri                         Manufacturing -                         325,000            Owned
                                            compressor products
Princeton, Illinois                       Manufacturing - compressed              130,000            Owned
                                            air products





Peachtree City, Georgia                   Administrative and Sales                120,000            Leased
                                            Offices; Manufacturing -
                                            compressed air products
Syracuse, New York                        Administrative and Sales                120,000            Owned
                                            Offices; Manufacturing -
                                            compressed air products
Memphis, Tennessee                        Distribution Center                      98,000            Owned
                                            and Warehouse
Houston, Texas                            Manufacturing - pump                     61,000            Leased
                                            products
Fishers, Indiana                          Remanufacturing -                        60,000            Leased
                                            compressed air products
Houston, Texas                            Manufacturing - compressed               57,200            Leased
                                            air products
Baltic, Ohio                              Manufacturing-compressed                 48,000            Owned
                                            air products
Tulsa, Oklahoma                           Manufacturing -                          46,000            Owned
                                            pump products
Fort Worth, Texas                         Manufacturing -                          42,000            Owned
                                            pump products
Mayfield, Kentucky                        Remanufacturing - compressed             41,200            Owned
                                            air products
Tulsa, Oklahoma                           Remanufacturing -                        24,000            Leased
                                            pump products
Manteca, California                       Manufacturing - compressed               19,200            Owned
                                            air products
Chicago, Illinois                         Sales Office and                         10,000            Leased
                                            Warehouse
Oklahoma City, Oklahoma                   Sales Office and                          8,000            Owned
                                            Warehouse
Schopfheim, Germany                       Administrative and Sales                423,000            Owned
                                            Offices; Manufacturing -
                                            compressed air products
Gloucester, United Kingdom                Administrative and Sales                196,000            Owned
                                            Offices; Manufacturing -
                                            compressed air products
Tampere, Finland                          Administrative and Sales                112,500            Leased
                                            Offices; Manufacturing -
                                            compressed air products
Ipswich, United Kingdom                   Administrative and Sales                 10,000            Leased
                                            Offices; Manufacturing -
                                            compressed air products
Toronto, Canada                           Administrative and Sales                 10,000            Leased
                                            Offices; Manufacturing -
                                            Compressed air products
Sao Paulo, Brazil                         Administrative and Sales                 10,000            Leased
                                            Offices





Toronto, Canada                           Administrative and Sales                  9,000            Leased
                                            Offices; Manufacturing -
                                            compressed air products
Bezons, France                            Packaging and Warehouse                   6,300            Leased

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

                      EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of the Company, their positions with the Company, business history and certain other information, as of March 10, 2002, are set forth below. These officers serve at the pleasure of the Board of Directors.

       Name                             Office                                       Age
       ----                             ------                                       ---
Ross J. Centanni      Chairman, President and Chief Executive Officer                 56
Michael Carney        Vice President and General Manager,                             44
                        Blower Division
Helen W. Cornell      Vice President, Strategic Planning and Operations Support       43
Steven M. Krivacek    Vice President, Human Resources                                 53
Tracy D. Pagliara     Vice President, General Counsel and Secretary                   39
Philip R. Roth        Vice President, Finance and Chief Financial Officer             51
J. Dennis Shull       Vice President and General Manager,                             53
                        Compressor Division
Richard C. Steber     Vice President and General Manager,                             51
                        Pump Division

Ross J. Centanni, age 56, has been President and Chief Executive Officer and a director of Gardner Denver since its incorporation in November 1993. He has been Chairman of Gardner Denver's Board of Directors since November 1998. Prior to Gardner Denver's spin-off from Cooper, he was Vice President and General Manager of Gardner Denver's predecessor, the Gardner-Denver Industrial Machinery Division, where he also served as Director of Marketing from August 1985 to June 1990. He has a B.S. degree in industrial technology and an M.B.A. degree from Louisiana State University. Mr. Centanni is a director of Esterline Technologies, a publicly held manufacturer of components for avionics, propulsion and guidance systems, and Denman Services, Inc., a privately held supplier of medical products. He is also a member of the Petroleum Equipment Suppliers Association Board of Directors and the Quincy University Board of Trustees.

Michael S. Carney, age 44, joined the Company as Vice President and General Manager, Gardner Denver Blower Division in November 2001. Prior to joining Gardner Denver, Mr. Carney worked for Woods Equipment Company from 1995 to May 2001. The last position he held with Woods was Vice President, Construction Business. From 1979 to 1995, Mr. Carney worked for General Electric Company in various management positions. Mr. Carney has a B.S.M.E. from the University of Notre Dame, a M.S.E.E. from the University of Cincinnati, and an M.S.I.A. from Purdue University.

Helen W. Cornell, age 43, has been Vice President, Strategic Planning and Operations Support of the Company since August 2001. She served as Vice President, Compressor Operations for the Compressor and Pump Division from April 2000 until being appointed to her present position. From November 1993 until accepting her operations role, Ms. Cornell held positions of increasing responsibility as the Corporate Secretary and Treasurer of the Company, serving in the role of Vice President, Corporate Secretary and Treasurer from April 1996 until April 2000. She holds a B.S. degree in accounting from the University of Kentucky and an M.B.A. from Vanderbilt University. She is a Certified Public Accountant and a Certified Management Accountant.

Steven M. Krivacek, age 53, has been Vice President, Human Resources for Gardner Denver since March 1995. He previously served the Company as Director of Human Resources from 1986 until his promotion. Mr. Krivacek has a B.A. in economics from California University of Pennsylvania and an M.A. in industrial relations from St. Francis University.

Tracy D. Pagliara, age 39, has been Vice President, General Counsel and Secretary of Gardner Denver since August 2000. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August
1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara, a Certified Public Accountant, has a B.S. degree in accounting and Juris Doctorate degree from the University of Illinois.

Philip R. Roth, age 51, joined the Company as Vice President, Finance and Chief Financial Officer in May 1996. Prior to joining Gardner Denver,
Mr. Roth was employed by Emerson Electric Co. for fifteen years, most recently as the Vice President, Finance and Chief Financial Officer of the Wiegand Industrial Division. Mr. Roth, a Certified Public Accountant, received his B.S. degree in Business Administration from the University of Missouri and an M.B.A. from the Olin School of Business at Washington University.

J. Dennis Shull, age 53, has been Vice President and General Manager, Gardner Denver Compressor and Pump Division since its organization in August 1997. He previously served the

Company as Vice President, Sales and Marketing since the Company's incorporation in November 1993. From August 1990 until November 1993,
Mr. Shull was the Director of Marketing for the Division. Mr. Shull has a B.S. degree in business from Northeast Missouri State University and an M.A. in business from Webster University.

Richard C. Steber, age 51, joined the Company as Vice President and General Manager of the Gardner Denver Pump Division in January 2002. Prior to his appointment at Gardner Denver, he was employed by Goulds Pumps, a division of ITT Industries. Since 1998, Mr. Steber has held the position of President and General Manager for Goulds Pumps, headquartered in London. Joining Goulds in 1977, he has previously held positions of Vice President for both the sales and marketing organizations, with domestic and international responsibility. Mr. Steber has a B.S. degree in engineering from S.U.N.Y. College of Environmental Science and Forestry.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information under "Stock Information" and "Dividends," contained on page 36 of Gardner Denver's 2001 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information under "Financial History," contained on page 12 of Gardner Denver's 2001 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under "Management's Discussion and Analysis," contained on pages 13 through 18 of Gardner Denver's 2001 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under "Management's Discussion and Analysis - Market Risk," contained on page 17 of Gardner Denver's 2001 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information under "Report of Independent Public Accountants" and "Consolidated Financial Statements and Notes," contained on pages 19 through 35 of Gardner Denver's 2001 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors contained under "Election of Directors," "Nominees for Election," and "Directors Whose Terms of Office Will Continue After the Meeting" contained on pages 5 through 7 of the Gardner Denver Proxy Statement, dated March 22, 2002, is hereby incorporated herein by reference. Information concerning the Company's executive officers is contained in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information related to executive compensation contained under "Committees, Compensation and Governance of the Board of Directors" on pages 7 through 9, "Executive Management Compensation" on pages 12 through 14 and "Employee and Executive Benefit Plans" contained on pages 19 through 20 of the Gardner Denver Proxy Statement, dated March 22, 2002, is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under "Security Ownership of Management and Certain Beneficial Owners" contained on pages 10 through 12 of the Gardner Denver Proxy Statement, dated March 22, 2002, is hereby incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)    Documents filed as part of this Annual Report
       ---------------------------------------------

       1. Financial Statements and the related report of independent public accountants are incorporated by reference to the pages shown below in Gardner Denver's 2001 Annual Report to Stockholders.

                                                                     Page No.
                                                                     --------

             Report of Independent Public Accountants                    19

             Consolidated Statement of Operations for Each of
             the Three Years in the Period Ended December 31, 2001       20

             Consolidated Balance Sheet as of
             December 31, 2001 and December 31, 2000                     21

             Consolidated Statement of Stockholders' Equity for
             Each of the Three Years in the Period Ended
             December 31, 2001                                           22

             Consolidated Statement of Cash Flows for Each of the
             Three Years in the Period Ended December 31, 2001           23

             Notes to Consolidated Financial Statements               24-35

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

         3.2 ByLaws of Gardner Denver, Inc., as amended on July 31, 2001, filed as Exhibit 3.2 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q, dated August 13, 2001, and incorporated herein by reference.

         4.1 Rights Agreement dated as of January 18, 1995, between Gardner Denver Machinery Inc. and First Chicago Trust Company of New York as Rights Agent, filed as Exhibit 4.0 to Gardner Denver Machinery Inc.'s Current Report on
                   Form 8-K, dated January 18, 1995, (File No. 001-12215) and incorporated herein by reference.

         4.2 Note Purchase Agreement, dated as of September 26, 1996, filed as Exhibit 4.0 to Gardner Denver Machinery Inc.'s Quarterly Report on Form 10-Q, dated November 14, 1996, and incorporated herein by reference.

         4.2.1 Second Amendment dated August 31, 2001, to the Note Purchase Agreement dated as of September 26, 1996 filed as Exhibit 4.2.1 on Form 10-Q, dated November 13, 2001, and incorporated herein by reference.

         10.0+ Amended and Restated Credit Agreement dated March 6, 2002, among Bank One, NA (formerly known as The First National Bank of Chicago) and the lenders named therein.

         10.1* Gardner Denver, Inc. Long-Term Stock Incentive Plan, as amended and filed as Exhibit 10.1 on Gardner Denver, Inc's Form 10-K, dated March 22, 2001, and incorporated herein by reference.

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

         10.4* Amended and Restated Form of Indemnification Agreement entered into between Gardner Denver, Inc. and its directors, officers or representatives.

         10.5* Form of Management Continuity Agreement between Gardner Denver Machinery Inc. and each of its executive officers, filed as Exhibit 10.12 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

         10.6* Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, as amended May 4, 1998 and March 7, 2000, with an effective date of April 1, 2000, and incorporated herein by reference.

         10.7* Gardner Denver, Inc. Executive Stock Repurchase Program, as filed as Exhibit

                   10.7 to Gardner Denver, Inc.'s Form 10-K dated March 22, 2001, and incorporated herein by reference.

         10.8* Gardner Denver, Inc. Incentive Stock Option Agreement, as filed as Exhibit 10.8 to Gardner Denver, Inc.'s Form 10-K dated March 22, 2001, and incorporated herein by reference.

         10.9* Gardner Denver, Inc. Nonstatutory Stock Option Agreement, as filed as Exhibit 10.9 to Gardner Denver, Inc.'s
                   Form 10-K dated March 22, 2001, and incorporated herein by reference.

         10.10* Gardner Denver, Inc. Nonemployee Director Stock Option Agreement, as filed as Exhibit 10.10 to Gardner Denver, Inc.'s Form 10-K dated March 22, 2001, and incorporated herein by reference.

         10.11* Gardner Denver, Inc. Management Annual Incentive Plan dated January 2, 2001, filed as Exhibit 10.11 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q, dated
                   May 14, 2001, and incorporated herein by reference.

         10.12* Form of Gardner Denver Inc. Long-Term Cash Bonus Agreement between Gardner Denver, Inc. and executive bonus award participants.

         13.0 The following portions of the Gardner Denver, Inc. 2001 Annual Report to Stockholders.

                                                                     Page No.
                                                                     --------

                   Financial History                                     12
                   Management's Discussion and Analysis               13-18
                   Report of Independent Public Accountants              19
                   Consolidated Statements of Operations                 20
                   Consolidated Balance Sheets                           21
                   Consolidated Statements of Stockholders' Equity       22
                   Consolidated Statements of Cash Flows                 23
                   Notes to Consolidated Financial Statements         24-35
                   Stock Information                                     36
                   Dividends                                             36

         21.0      Subsidiaries of Gardner Denver, Inc.

         23.0      Consent of Arthur Andersen LLP.

         24.0 Powers of Attorney from members of the Gardner Denver Inc. Board of Directors.

         99.0 Letter from Gardner Denver, Inc. to the Securities and Exchange Commission in accordance with Temporary Note 3T.

         + The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the SEC upon request.

         *  Indicates management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K.
      -------------------

There were no reports on Form 8-K during the quarter ended December 31, 2001.

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

Date:         March 28, 2002
      ------------------------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signature                              Title                         Date
         ---------                              -----                         ----
/s/Ross J. Centanni                   Chairman, President and CEO         March 28, 2002
-----------------------------         (Principal Executive Officer)
(Ross J. Centanni)                    and Director

/s/Philip R. Roth                     Vice President, Finance and CFO     March 28, 2002
-----------------------------         (Principal Financial Officer)
(Philip R. Roth)

/s/Daniel C. Rizzo, Jr.               Vice President and Corporate        March 28, 2002
-----------------------------         Controller (Chief Accounting
(Daniel C. Rizzo, Jr.)                Officer)

*Donald G. Barger, Jr.                Director                            March 28, 2002
(Donald G. Barger, Jr.)

*Frank J. Hansen                      Director                            March 28, 2002
(Frank J. Hansen)

*Raymond R. Hipp                      Director                            March 28, 2002
(Raymond R. Hipp)

*Thomas M. McKenna                    Director                            March 28, 2002
(Thomas M. McKenna)

*Diane K. Schumacher                  Director                            March 28, 2002
(Diane K. Schumacher)

*Richard L. Thompson                  Director                            March 28, 2002
(Richard L. Thompson)



*By /s/Tracy D. Pagliara
    --------------------
    (Tracy D. Pagliara, as Attorney-In-Fact
    for each of the persons indicated)

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Gardner Denver, Inc.

       We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Gardner Denver, Inc.'s. 2001 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 2002 (except with respect to the matter discussed in Note 9, as to which the date is March 6, 2002). Our audit was made for the purpose of forming an opinion on those statements taken as a whole.
Schedule II included in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP


St. Louis, Missouri
February 6, 2002
(except with respect to the matter discussed in Note 9, as to which the date is March 6, 2002)


                                                                         S-1

                                               GARDNER DENVER, INC.
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                          FOR THE YEAR ENDED DECEMBER 31,
                                              (dollars in thousands)

                                            BALANCE AT    CHARGED TO      CHARGED TO                    BALANCE AT
                                           BEGINNING OF    COSTS AND        OTHER                         END OF
            DESCRIPTION                        YEAR        EXPENSES      ACCOUNTS (1)    DEDUCTIONS        YEAR
            -----------                    ------------   ----------     ------------    ----------     ----------
2001
----

Allowance for doubtful accounts              $  5,169      $    708        $   454       $  (1,102)       $5,229


2000
----

Allowance for doubtful accounts              $  4,838      $    635        $   108       $    (412)       $5,169


1999
----

Allowance for doubtful accounts              $  4,371      $    380        $   551       $    (464)       $4,838




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

4.1 Rights Agreement dated as of January 18, 1995, between Gardner Denver Machinery Inc. and First Chicago Trust Company of New York as Rights Agent, filed as Exhibit 4.0 to Gardner Denver Machinery Inc's Current Report on Form 8-K, dated January 18, 1995, (File No. 001-13215) and incorporated herein by reference.

4.2      Note Purchase Agreement, dated as of September 26, 1996, filed as
         Exhibit 4.0 to Gardner Denver Machinery Inc.'s Quarterly Report on Form 10-Q, dated November 14, 1996, and incorporated herein by reference.

4.2.1 Second Amendment dated August 31, 2001, to the Note Purchase Agreement dated as of September 26, 1996 filed as Exhibit 4.2.1 on Form 10-Q, dated November 13, 2001, and incorporated herein by reference.

10.0+ Amended and Restated Credit Agreement dated March 6, 2002, among Bank One, NA (formerly known as The First National Bank of Chicago) and the lenders named therein.

10.1* Gardner Denver, Inc. Long-Term Stock Incentive Plan, as amended and filed as Exhibit 10.1 to Gardner Denver, Inc.'s Form 10-K dated March 22, 2001, and incorporated herein by reference.

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

10.4* Amended and Restated Form of Indemnification Agreement entered into between Gardner Denver, Inc. and its directors, officers or representatives.

10.5* Form of Management Continuity Agreement between Gardner Denver Machinery Inc. and each of its executive officers, filed as Exhibit
         10.12 to Gardner Denver Machinery Inc.'s Registration Statement on Form 10, effective on March 31, 1994, and incorporated herein by reference.

10.6* Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, as amended May 4, 1998 and March 7, 2000, with an effective date of April 1, 2000, and incorporated herein by reference.

10.7*    Gardner Denver, Inc. Executive Stock Repurchase Program, filed as
         Exhibit 10.7 to Gardner Denver, Inc.'s Form 10-K dated March 22, 2001, and incorporated herein by reference.

10.8*    Gardner Denver, Inc. Incentive Stock Option Agreement, filed as
         Exhibit 10.8 to Gardner Denver, Inc.'s Form 10-K dated March 22, 2001, and incorporated herein by reference.

10.9*    Gardner Denver, Inc. Nonstatutory Stock Option Agreement, filed as
         Exhibit 10.9 to Gardner Denver, Inc.'s Form 10-K dated March 22, 2001, and incorporated herein by reference.

10.10* Gardner Denver, Inc. Nonemployee Director Stock Option Agreement, filed as Exhibit 10.10 to Gardner Denver, Inc.'s Form 10-K dated March 22, 2001, and incorporated herein by reference.

10.11*   Gardner Denver, Inc. Management Annual Incentive Plan dated
         January 2, 2001, filed as Exhibit 10.11 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q, dated May 14, 2001, and incorporated herein by reference.

10.12* Form of Gardner Denver, Inc. Long-Term Cash Bonus Agreement between Gardner Denver, Inc. and executive bonus award participants.

13.0 The following portions of the Gardner Denver, Inc. 2001 Annual Report to Stockholders.

                                                                     Page No.
                                                                     --------

             Financial History                                           12
             Management's Discussion and Analysis                     13-18
             Report of Independent Public Accountants                    19
             Consolidated Statements of Operations                       20
             Consolidated Balance Sheets                                 21
             Consolidated Statements of Stockholders' Equity             22
             Consolidated Statements of Cash Flows                       23
             Notes to Consolidated Financial Statements               24-35
             Stock Information                                           36
             Dividends                                                   36

21.0     Subsidiaries of Gardner Denver, Inc.

23.0     Consent of Arthur Andersen LLP.

24.0 Powers of Attorney from members of the Gardner Denver, Inc. Board of Directors.

99.0 Letter from Gardner Denver, Inc. to the Securities and Exchange Commission in accordance with Temporary Note 3T.

+ The Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the SEC upon request.

* Indicates management contract or compensatory plan or arrangement.