Form 10-Q
period 2002-03-31
GARDNER DENVER INC
filed 2002-05-15
CIK 916459

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002

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

         Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of April 28, 2002: 15,854,157 shares.

===============================================================================

                                   PART I
                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                       GARDNER DENVER, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                         (dollars in thousands, except per share amounts)
                                            (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ----------------------------
                                                                        2002                2001
                                                                      --------            --------
Revenues                                                              $106,609            $100,896

Costs and Expenses:
    Cost of sales (excluding depreciation
       and amortization)                                                74,602              71,454
    Depreciation and amortization                                        3,548               4,275
    Selling and administrative expenses                                 19,972              16,649
    Interest expense                                                     1,682               1,842
    Other income, net                                                     (132)               (941)
                                                                      --------            --------

Income before income taxes                                               6,937               7,617
Provision for income taxes                                               2,359               2,818
                                                                      --------            --------

Net income                                                            $  4,578            $  4,799
                                                                      ========            ========


Basic earnings per share                                              $   0.29            $   0.31
                                                                      ========            ========
Diluted earnings per share                                            $   0.29            $   0.31
                                                                      ========            ========






                  The accompanying notes are an integral part of this statement.

                                        GARDNER DENVER, INC.
                                     CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands, except per share amounts)

                                                                        (UNAUDITED)
                                                                         MARCH 31,        DECEMBER 31,
                                                                            2002              2001
                                                                        -----------       ------------
                  ASSETS
Current assets:
     Cash and equivalents                                                 $ 24,771          $ 29,980
     Receivables, net                                                       80,733            85,538
     Inventories, net                                                       74,575            76,650
     Deferred income taxes                                                   6,437             4,956
     Other                                                                   4,768             4,011
                                                                          --------          --------
          Total current assets                                             191,284           201,135
                                                                          --------          --------

Property, plant and equipment, net                                          72,702            74,097
Goodwill                                                                   182,462           183,145
Other intangibles, net                                                      25,396            25,692
Deferred income taxes                                                          781             2,093
Other assets                                                                 3,617             2,526
                                                                          --------          --------
          Total assets                                                    $476,242          $488,688
                                                                          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
        of long-term debt                                                 $  7,500          $  7,375
     Accounts payable and accrued liabilities                               67,440            77,202
                                                                          --------          --------
          Total current liabilities                                         74,940            84,577
                                                                          --------          --------

Long-term debt, less current maturities                                    152,587           160,230
Postretirement benefits other than pensions                                 36,354            36,890
Other long-term liabilities                                                  8,710             8,263
                                                                          --------          --------
          Total liabilities                                                272,591           289,960
                                                                          --------          --------

Stockholders' equity:
     Common stock, $.01 par value; 50,000,000 shares
        authorized; 15,815,291 shares issued and
        outstanding at March 31, 2002                                          175               174
     Capital in excess of par value                                        168,332           166,262
     Treasury stock at cost, 1,710,340 shares at
        March 31, 2002                                                     (25,602)          (25,602)
     Retained earnings                                                      66,640            62,062
     Accumulated other comprehensive loss                                   (5,894)           (4,168)
                                                                          --------          --------
          Total stockholders' equity                                       203,651           198,728
                                                                          --------          --------
          Total liabilities and stockholders' equity                      $476,242          $488,688
                                                                          ========          ========

                   The accompanying notes are an integral part of this statement.

                                        GARDNER DENVER, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (dollars in thousands)
                                             (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                     ------------------------------
                                                                       2002                  2001
                                                                     --------              --------
Cash flows from operating activities:
    Net income                                                       $  4,578              $  4,799
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                  3,548                 4,275
         Net (gain)/loss on sale of assets                                (20)                   10
         Stock issued for employee benefit plans                          603                   586
         Deferred income taxes                                           (164)                 (964)
    Changes in assets and liabilities:
         Receivables                                                    4,293                  (415)
         Inventories                                                    1,694                (2,878)
         Accounts payable and accrued liabilities                      (9,078)               (4,218)
         Other assets and liabilities, net                               (925)                  593
                                                                     --------              --------
              Net cash provided by operating activities                 4,529                 1,788
                                                                     --------              --------

Cash flows from investing activities:
    Capital Expenditures                                               (1,982)               (2,697)
    Disposals of property, plant and equipment                             41                    31
    Foreign currency hedging transactions                                  --                   (18)
                                                                     --------              --------
              Net cash used for investing activities                   (1,941)               (2,684)
                                                                     --------              --------

Cash flows from financing activities:
    Principal payments on long-term debt                              (12,518)              (12,079)
    Proceeds from long-term borrowings                                  5,000                 3,000
    Proceeds from stock options                                         1,468                 1,376
    Debt issuance costs                                                  (639)                   --
    Purchase of treasury stock                                             --                   (91)
    Other                                                                (609)                 (740)
                                                                     --------              --------
              Net cash used for financing activities                   (7,298)               (8,534)
                                                                     --------              --------

Effect of exchange rate changes on cash and
   equivalents                                                           (499)               (1,109)
                                                                     --------              --------

Decrease in cash and equivalents                                       (5,209)              (10,539)
                                                                     --------              --------
Cash and equivalents, beginning of period                              29,980                30,239
                                                                     --------              --------
Cash and equivalents, end of period                                  $ 24,771              $ 19,700
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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Gardner Denver's Annual Report on Form 10-K for the year ended December 31, 2001.

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2.  RECENT ACQUISITIONS.

During 2001, the Company's Compressed Air Products segment completed two acquisitions. Effective September 10, 2001, the Company acquired certain assets and stock of Hoffman Air and Filtration Systems ("Hoffman"). Hoffman, headquartered in Syracuse, New York, manufactures and distributes multistage centrifugal blowers and vacuum systems, primarily for wastewater treatment and industrial applications. Effective September 1, 2001, the Company also acquired certain assets and stock of the Hamworthy Belliss & Morcom compressor business ("Belliss & Morcom"). Belliss & Morcom is headquartered in Gloucester, England and manufactures and distributes lubricated and oil-free reciprocating air compressors for a variety of applications.

All acquisitions have been accounted for by the purchase method, and accordingly, their results are included in the Company's consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date. The purchase price allocation for Hoffman and Bellis & Morcom, used in preparation of the March 31, 2002 consolidated balance sheet, is preliminary and subject to adjustment when the valuation of certain intangible assets are finalized.

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the cost in excess of net assets acquired ("goodwill") for each acquisition has not been amortized.

NOTE 3.  EARNINGS PER SHARE.

The following table details the calculation of basic and diluted earnings per share:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH  31,
                                                                                -----------------------------
                                                                                   2002                2001
                                                                                ---------            --------
Basic EPS:
     Net income                                                                 $   4,578            $  4,799
                                                                                =========            ========

Shares
     Weighted average number of common
       shares outstanding                                                          15,757              15,452
                                                                                =========            ========

Basic earnings per common share                                                 $    0.29            $   0.31
                                                                                =========            ========


Diluted EPS:
     Net income                                                                 $   4,578            $  4,799
                                                                                =========            ========

Shares
     Weighted average number of common
       shares outstanding                                                          15,757              15,452
     Assuming conversion of dilutive stock options
       issued and outstanding                                                         240                 196
                                                                                ---------            --------
     Weighted average number of common
       shares outstanding, as adjusted                                             15,997              15,648
                                                                                =========            ========

Diluted earnings per common share                                               $    0.29            $   0.31
                                                                                =========            ========

NOTE 4.  INVENTORIES.

                                                         MARCH 31,           DECEMBER 31,
                                                           2002                  2001
                                                         ---------           ------------
Raw materials, including parts and
  subassemblies                                          $ 35,725              $ 33,156
Work-in-process                                            11,496                15,908
Finished goods                                             30,617                30,942
Perishable tooling and supplies                             2,328                 2,328
                                                         --------              --------
                                                           80,166                82,334
Excess of current standard costs
  over LIFO costs                                          (5,591)               (5,684)
                                                         --------              --------
      Inventories, net                                   $ 74,575              $ 76,650
                                                         ========              ========

NOTE 5.  COMPREHENSIVE INCOME.

For the three months ended March 31, 2002 and 2001, comprehensive income was $2.9 million and $4.3 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments.

NOTE 6.  CASH FLOW INFORMATION.

In the first three months of 2002 and 2001, the Company paid $0.5 million and $0.7 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first three months of 2002 and 2001, was $1.4 million and $2.4 million, respectively.

NOTE 7.  SEGMENT INFORMATION.

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH  31,
                                                                           -------------------------------
                                                                                2002              2001*
                                                                           -------------     -------------
Revenues:
    Compressed Air Products                                                $      88,511     $      74,279
    Pump Products                                                                 18,098            26,617
                                                                           -------------     -------------
       Total                                                               $     106,609     $     100,896
                                                                           =============     =============

Operating Earnings:
    Compressed Air Products                                                $       7,340     $       5,407
    Pump Products                                                                  1,147             3,111
                                                                           -------------     -------------
       Total                                                                       8,487             8,518
    Interest expense                                                               1,682             1,842
    Other income, net                                                               (132)             (941)
                                                                           -------------     -------------
       Income before income taxes                                          $       6,937     $       7,617
                                                                           =============     =============

    * As a result of adopting SFAS 142, periodic goodwill amortization ceased effective January 1, 2002. Operating earnings for the quarter ended March 31, 2001, excluding goodwill amortization expense, would have been $6,312 and $3,301 for the Compressed Air Products and Pump Products segments, respectively.

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS.

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, additional provisions of SFAS 142, relating to business combinations completed prior to June 30, 2001 became effective and were adopted by the Company. Under the provisions of this standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Intangible assets and goodwill are subject to annual impairment testing using the guidance and criteria described in this standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. Transitional impairment testing is to be completed within the first six months of adoption.

Net income, basic and diluted earnings per share for the quarter ended March 31, 2001, adjusted to exclude goodwill amortization are as follows:

         Reported net income                                    $4,799
         Adjustments: goodwill amortization                        940
                                                                ------
         Adjusted net income                                    $5,739
                                                                ======

         Basic earnings per share:
                  Reported                                      $ 0.31
                  Adjusted                                      $ 0.37

         Diluted earnings per share:
                  Reported                                      $ 0.31
                  Adjusted                                      $ 0.37

The changes in the carrying amount of goodwill attributable to each business segment for the three months ended March 31, 2002, are as follows:

                                                COMPRESSED
                                               AIR PRODUCTS                 PUMP PRODUCTS
                                               ------------                 -------------
Balance as of December  31, 2001                $  157,614                     $ 25,531
     Foreign currency translation                     (683)                          --
                                                ----------                     --------
Balance as of March 31, 2002                    $  156,931                     $ 25,531
                                                ==========                     ========

Other intangible assets at March 31, 2002 consisted of the following:

                                          GROSS CARRYING             ACCUMULATED
                                              AMOUNT                 AMORTIZATION
                                          --------------             ------------
Amortized intangible assets:
     Acquired technology                     $ 8,834                   $(5,609)
     Customer lists and relationships          5,000                      (282)
     Other                                     2,930                    (1,472)
                                             -------                   -------
         Total                               $16,764                   $(7,363)
                                             =======                   =======

Unamortized intangible assets
     Trademarks                              $11,850
     Other                                     4,145
                                             -------
         Total                               $15,995
                                             =======

Amortization of intangible assets for the three months ended March 31, 2002, was $0.5 million and is anticipated to be approximately $2 million per year for 2002 through 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.
Revenues

Revenues increased $5.7 million (6%) to $106.6 million for the three months ended March 31, 2002, compared to the same period of 2001. Excluding incremental revenue from acquisitions, revenues declined $18.6 million (18%) over the same period of 2001. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the three months ended March 31, 2002, revenues for the Compressed Air Products segment, including $24.2 million from acquisitions, increased $14.2 million (19%) to $88.5 million, compared to the same period of 2001. Excluding acquisitions, the decline in revenues was primarily attributable to softness in the overall U.S. economy (exacerbated by the impact of the September 11th attack) which weakened demand for domestic compressors and blowers. Pump Products segment revenues declined $8.5 million (32%) to $18.1 million for the three months ended March 31, 2002, compared to the same period of 2001. This decline resulted from depressed demand for petroleum pump products due to lower oil and natural gas prices in the second half of 2001.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the three months ended March 31, 2002 increased $2.6 million (9%) to $32.0 million compared to the same period of 2001. Gross margin as a percentage of revenues (gross margin percentage) increased to 30.0% in the three-month period of 2002 from 29.2% in the same period of 2001. This increase in the gross margin percentage was principally attributable to an overall favorable sales mix (in part relating to decreased pump product sales), and lower warranty expense in the Compressed Air Products segment.

Depreciation and amortization decreased 17% to $3.5 million in the first three months of 2002, compared with $4.3 million for the same period of 2001. The decrease in depreciation and amortization expense was due to the adoption of SFAS 142 effective January 1, 2002, which eliminated goodwill amortization. For the three-month periods, depreciation and amortization expense as a percentage of revenues decreased to 3.3% in 2002 from 4.2% in 2001. This percentage decrease is due to the cessation of goodwill amortization in 2002, as noted above.

Selling and administrative expenses increased in the first three months of 2002 by 20% to $20.0 million from $16.6 million in the same period of 2001 due to acquisitions. Excluding incremental expenses from acquisitions, selling and administrative expenses decreased $0.9 million (5%), which was primarily the result of lower commissions and discretionary expenses (promotional and travel). Selling and administrative expenses as a percentage of revenues increased to 18.7% in the first quarter of 2002 compared to 16.5% in 2001 primarily as a result of the decline in revenues excluding acquisitions.

Other income included approximately $0.7 million from non-recurring litigation settlement proceeds for the three months ended March 31, 2001.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) of 8.3% for the three-month period ended March 31, 2002, an increase from 7.3% for the three-month period of 2001. This increase is due primarily to the cessation of goodwill amortization, lower warranty expense and the incremental impact of acquisitions. These positive factors were partially offset by the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base (excluding acquisitions) and higher fringe benefit costs (pension, other post-retirement benefits and medical costs).

The Pump Products segment generated operating margins of 6.3% for the three-month period ended March 31, 2002, compared to 11.7% for the same period in 2001. This decrease is primarily attributable to the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base combined with higher warranty expense.

Interest expense declined $0.2 million (9%) to $1.7 million for the three months ended March 31, 2002, compared to the same period of 2001. This reduction is a result of lower average interest rates partially offset by higher average borrowings. The average interest rate for the three-month period of 2002 was 4.1%, compared to 6.3% for the same period of 2001.

Income before income taxes decreased $0.7 million (9%) to $6.9 million for the three months ended March 31, 2002, compared to the same period of 2001. This decrease is primarily the result of decreased leverage of fixed costs over a lower revenue base (excluding acquisitions) for both segments combined with higher fringe benefit costs as mentioned above. These negative factors were partially offset by the cessation of goodwill amortization.

The provision for income taxes decreased by $0.5 million to $2.4 million for the first three months of 2002, compared to $2.8 million in 2001, as a result of the lower income before taxes and a lower overall effective tax rate. The Company's effective tax rate for the three months ended March 31, 2002 decreased to 34.0%, compared to 37.0% in the prior year period principally as a result of the cessation of non-deductible goodwill amortization.

Net income for the three months ended March 31, 2002 decreased $0.2 million (5%) to $4.6 million ($0.29 diluted earnings per share), compared to $4.8 million ($0.31 diluted earnings per share) for the same period of 2001. This decrease in net income is attributable to the same factors that resulted in decreased income before taxes noted above.

Outlook

Demand for pump products has historically been related to market conditions and expectations for oil and natural gas prices. Orders for pump products were $13.4 million in the first quarter of 2002, a decrease of $19.5 million compared to the same period of 2001. Compared to March 31, 2001, backlog for this business segment decreased $5.0 million to $15.8 million on March 31, 2002. These decreases can primarily be attributed to the lower levels of oil and natural gas prices in the second half of 2001. Future increases in demand for these products will likely be dependent upon oil and natural gas prices, which the Company cannot predict.

In general, demand for compressed air products follows the rate of manufacturing capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product. In the first quarter of 2002, orders for compressed air products were $85.6 million, compared to $77.0 million in the same period of 2001. Order backlog for the Compressed Air Products segment was $56.2 million as of March 31, 2002, compared to $49.0 million as of March 31, 2001. These increases are solely due to acquisitions. Excluding the businesses acquired in 2001, orders were down approximately 15% in the first three months of 2002, compared to the prior year period due to softness in the overall U.S. economy, as noted above.

LIQUIDITY AND CAPITAL RESOURCES
Operating Working Capital

During the three months ended March 31, 2002, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $2.9 million due to lower accounts payable and accrued liabilities partially offset by lower receivables and inventories. These changes were primarily the result of reduced activity levels.

Cash Flows

During the three months of 2002, the Company generated cash from operations totaling $4.5 million, compared to $1.8 million in the prior year period. This change is due to a more favorable change in operating working capital compared to the prior year period. Net payments on long-term debt totaled $7.5 million during the three months ended March 31, 2002. The cash flows provided by operating activities and used in investing and financing activities resulted in a net cash decrease of $5.2 million for the three months ended March 31, 2002.

Capital Expenditures and Commitments

Capital projects to increase operating efficiency and flexibility, expand production capacity and product quality resulted in expenditures of $2.0 million in the first three months of 2002. This was $0.7 million lower than the level of capital expenditures in the comparable period in 2001 due to the timing of capital projects. Commitments for capital expenditures at March 31, 2002 totaled $7.3 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 2002 will approximate $12-15 million, primarily due to expenditures for cost reductions and additional machining capacity at certain operations. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet alternative minimum tax obligations which arise from the exercise of incentive stock options. The Gardner Denver Board has authorized up to 400,000 shares for repurchase under this program, and of this amount, approximately 200,000 shares remain available for repurchase. As of March 31, 2002, a total of 1,572,542 shares have been repurchased at a cost of $22.8 million under both repurchase programs. During the first quarter of 2002, the Company accepted shares of its common stock, valued at $0.1 million, which were tendered for the exercise of stock options.

Liquidity

On March 6, 2002, the Company amended and restated the Revolving Line of Credit Agreement (the "Credit Line"), increasing the aggregate borrowing capacity to $150 million and extending the maturity date to March 6, 2005. Subject to approval by lenders holding more than 75% of the debt, the Company may request up to two, one-year extensions. The total debt balance will be due upon final maturity. On March 31, 2002, the Credit Line had an outstanding balance of approximately $77.0 million, leaving $73.0 million available for future use, subject to the terms of the Credit Line.

The amended and restated agreement also provided for an additional $50.0 million Term Loan which was used to retire debt outstanding under the Interim Credit Agreement. The five-year loan requires principal payments of $2.5 million in years one and two, and $15.0 million in years three through five.

The Company's borrowing arrangements are generally unsecured and permit certain investments and dividend payments. There are no material restrictions on the Company as a result of its credit agreements, other than customary covenants regarding certain earnings, liquidity, and capital ratios.

Management currently expects that the Company's future cash flows to be sufficient to fund its scheduled debt service and provide required resources for working capital and capital investments.

NEW ACCOUNTING STANDARDS

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, additional provisions of SFAS 142, relating to business combinations completed prior to June 30, 2001 became effective and were adopted by the Company. Under the provisions of this standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Intangible assets and goodwill are subject to annual impairment testing using the guidance and criteria described in this standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. Transitional impairment testing is to be completed within the first six months of adoption.

Effective January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard provides guidance on the accounting for the impairment or disposal of long-lived assets and the measurement and reporting of discontinued operations. The adoption of this standard did not have a material impact on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred. The Company will adopt this standard on January 1, 2003 and management believes it will not have a material impact on the Company's future consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 2001 and March 31, 2002.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

           10.1 Gardner Denver, Inc. Long-Term Incentive Plan, as amended May 7, 2002.

(b)      Reports on Form 8-K

         During the quarter ended March 31, 2002, the Company filed a Current Report on Form 8-K, dated February 13, 2002, related to a change in its segment reporting. This form 8-K included restated 2001 business segment results by quarter to reflect the inclusion of the Company's water jetting operations in the Pump Products segment. These restated results were simply a reclassification of activity between the Company's two segments (Compressed Air Products and Pump Products) and, accordingly, did not impact any of the Company's previously reported consolidated results.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GARDNER DENVER, INC.

Date:  May 15, 2002                By:    /s/Ross J. Centanni
                                        ---------------------------------------
                                          Ross J. Centanni
                                          Chairman, President & CEO

Date:  May 15, 2002                By:    /s/Philip R. Roth
                                        ---------------------------------------
                                          Philip R. Roth
                                          Vice President, Finance & CFO

Date:  May 15, 2002                By:    /s/Daniel C. Rizzo, Jr.
                                        ---------------------------------------
                                          Daniel C. Rizzo, Jr.
                                          Vice President and Corporate
                                          Controller (Chief Accounting Officer)

                            GARDNER DENVER, INC.

                                EXHIBIT INDEX

EXHIBIT
NO.                              DESCRIPTION

10.1     Gardner Denver, Inc. Long-Term Incentive Plan, as amended May 7, 2002.