Form 10-Q
period 2002-06-30
GARDNER DENVER INC
filed 2002-08-13
CIK 916459

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2002

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

         Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of July 26, 2002: 15,880,666 shares.

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
                                               (Unaudited)

                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        JUNE 30,                         JUNE 30,
                                                ------------------------         -----------------------
                                                  2002            2001             2002           2001
                                                --------        --------         --------       --------

Revenues                                        $104,854        $104,554         $211,463       $205,450

Costs and Expenses:
     Cost of sales (excluding depreciation
         and amortization)                        71,289          73,307          145,891        144,761
     Depreciation and amortization                 3,593           4,197            7,141          8,472
     Selling and administrative expenses          20,308          16,625           40,280         33,274
     Interest expense                              1,730           1,547            3,412          3,389
     Other income, net                              (435)         (1,350)            (567)        (2,291)
                                                --------        --------         --------       --------

Income before income taxes                         8,369          10,228           15,306         17,845
Provision for income taxes                         2,845           3,784            5,204          6,602
                                                --------        --------         --------       --------

Net income                                      $  5,524        $  6,444         $ 10,102       $ 11,243
                                                ========        ========         ========       ========

Basic earnings per share                        $   0.35        $   0.41         $   0.64       $   0.73
                                                ========        ========         ========       ========
Diluted earnings per share                      $   0.34        $   0.41         $   0.63       $   0.72
                                                ========        ========         ========       ========





                     The accompanying notes are an integral part of this statement.

                                   GARDNER DENVER, INC.
                                CONSOLIDATED BALANCE SHEET
                     (dollars in thousands, except per share amounts)

                                                              (UNAUDITED)
                                                                JUNE 30,        DECEMBER 31,
                                                                  2002              2001
                                                              -----------       ------------
                  ASSETS
Current assets:
     Cash and equivalents                                       $ 16,766          $ 29,980
     Receivables, net                                             83,291            85,538
     Inventories, net                                             75,779            76,650
     Deferred income taxes                                         6,750             4,956
     Other                                                         4,112             4,011
                                                                --------          --------
          Total current assets                                   186,698           201,135
                                                                --------          --------

Property, plant and equipment, net                                73,574            74,097
Goodwill                                                         184,612           183,145
Other intangibles, net                                            24,957            25,692
Deferred income taxes                                                515             2,093
Other assets                                                       3,769             2,526
                                                                --------          --------
          Total assets                                          $474,125          $488,688
                                                                ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                      $  7,500          $  7,375
     Accounts payable and accrued liabilities                     67,083            77,202
                                                                --------          --------
          Total current liabilities                               74,583            84,577
                                                                --------          --------

Long-term debt, less current maturities                          136,943           160,230
Postretirement benefits other than pensions                       36,211            36,890
Other long-term liabilities                                        9,125             8,263
                                                                --------          --------
          Total liabilities                                      256,862           289,960
                                                                --------          --------

Stockholders' equity:
     Common stock, $.01 par value; 50,000,000 shares
         authorized; 15,875,985 shares issued and
         outstanding at June 30, 2002                                176               174
     Capital in excess of par value                              169,681           166,262
     Treasury stock at cost, 1,715,520 shares at
         June 30, 2002                                           (25,803)          (25,602)
     Retained earnings                                            72,164            62,062
     Accumulated other comprehensive income (loss)                 1,045            (4,168)
                                                                --------          --------
          Total stockholders' equity                             217,263           198,728
                                                                --------          --------
          Total liabilities and stockholders' equity            $474,125          $488,688
                                                                ========          ========

              The accompanying notes are an integral part of this statement.

                                    GARDNER DENVER, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (dollars in thousands)
                                        (Unaudited)
                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                ---------------------------
                                                                  2002               2001
                                                                --------           --------
Cash flows from operating activities:
    Net income                                                  $ 10,102           $ 11,243
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                             7,141              8,472
         Net loss on asset dispositions                               26                 63
         Stock issued for employee benefit plans                   1,132              1,114
         Deferred income taxes                                      (251)              (847)
    Changes in assets and liabilities:
         Receivables                                               3,983              1,137
         Inventories                                               1,597               (160)
         Accounts payable and accrued liabilities                (11,312)            (4,237)
         Other assets and liabilities, net                           (49)              (928)
                                                                --------           --------
             Net cash provided by operating activities            12,369             15,857
                                                                --------           --------

Cash flows from investing activities:
    Capital expenditures                                          (4,842)            (5,354)
    Disposals of plant and equipment                                  72                 50
    Other                                                             (5)               (32)
                                                                --------           --------
             Net cash used in investing activities                (4,775)            (5,336)
                                                                --------           --------

Cash flows from financing activities:
    Principal payments on long-term debt                         (31,162)           (26,221)
    Proceeds from long-term borrowings                             8,000              6,000
    Proceeds from stock options                                    2,289              1,499
    Purchase of treasury stock                                      (201)              (108)
    Debt issuance costs                                             (664)                --
    Other                                                           (610)              (739)
                                                                --------           --------
             Net cash used in financing activities               (22,348)           (19,569)
                                                                --------           --------

Effect of exchange rate changes on cash and
       equivalents                                                 1,540             (1,518)
                                                                --------           --------

Decrease in cash and equivalents                                 (13,214)           (10,566)
                                                                --------           --------
Cash and equivalents, beginning of period                         29,980             30,239
                                                                --------           --------
Cash and equivalents, end of period                             $ 16,766           $ 19,673
                                                                ========           ========

               The accompanying notes are an integral part of this statement.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except per share data)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of Gardner Denver, Inc. ("Gardner Denver" or the "Company") and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

All acquisitions have been accounted for by the purchase method, and accordingly, their results are included in the Company's consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date. The purchase price allocation for Hoffman and Bellis & Morcom, used in preparation of the June 30, 2002 consolidated balance sheet, is preliminary and subject to adjustment when the valuation of certain intangible assets is finalized.

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the cost in excess of net assets acquired ("goodwill") for each acquisition has not been amortized.

NOTE 3.  EARNINGS PER SHARE.

The following table details the calculation of basic and diluted earnings per share:

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                 -----------------------       -----------------------
                                                   2002           2001           2002           2001
                                                 --------       --------       --------       --------
Basic EPS:
     Net income                                  $  5,524       $  6,444       $ 10,102       $ 11,243
                                                 ========       ========       ========       ========

Shares
     Weighted average number of common
       shares outstanding                          15,856         15,545         15,806         15,499
                                                 ========       ========       ========       ========

Basic earnings per common share                  $   0.35       $   0.41       $   0.64       $   0.73
                                                 ========       ========       ========       ========


Diluted EPS:
     Net income                                  $  5,524       $  6,444       $ 10,102       $ 11,243
                                                 ========       ========       ========       ========

Shares
     Weighted average number of common
       shares outstanding                          15,856         15,545         15,806         15,499
     Assuming conversion of dilutive stock
       options issued and outstanding                 283            196            263            196
                                                 --------       --------       --------       --------
     Weighted average number of common
       shares outstanding, as adjusted             16,139         15,741         16,069         15,695
                                                 ========       ========       ========       ========

Diluted earnings per common share                $   0.34       $   0.41       $   0.63       $   0.72
                                                 ========       ========       ========       ========

NOTE 4.  INVENTORIES.

                                                       JUNE 30,         DECEMBER 31,
                                                         2002               2001
                                                       --------         ------------
Raw materials, including parts and
  subassemblies                                        $ 34,368           $ 33,156
Work-in-process                                          11,357             15,908
Finished goods                                           33,287             30,942
Perishable tooling and supplies                           2,328              2,328
                                                       --------           --------
                                                         81,340             82,334
Excess of current standard costs
  over LIFO costs                                        (5,561)            (5,684)
                                                       --------           --------
      Inventories, net                                 $ 75,779           $ 76,650
                                                       ========           ========

NOTE 5.  COMPREHENSIVE INCOME.

For the three months ended June 30, 2002 and 2001, comprehensive income was $12.5 million and $6.2 million, respectively. For the six months ended June 30, 2002 and 2001, comprehensive income was $15.3 million and $10.4 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments.

NOTE 6.  CASH FLOW INFORMATION.

In the first six months of 2002 and 2001, the Company paid $3.3 million and $7.9 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first six months of 2002 and 2001, was $3.3 million and $3.2 million, respectively.

NOTE 7.  SEGMENT INFORMATION.

                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                JUNE 30,                        JUNE 30,
                                       -------------------------       -------------------------
                                          2002           2001*            2002           2001*
                                       ---------       ---------       ---------       ---------
Revenues:
    Compressed Air Products            $  89,240       $  73,972       $ 177,751       $ 148,251
    Pump Products                         15,614          30,582          33,712          57,199
                                       ---------       ---------       ---------       ---------
       Total                           $ 104,854       $ 104,554       $ 211,463       $ 205,450
                                       =========       =========       =========       =========
Operating Earnings:
    Compressed Air Products            $   8,800       $   5,481       $  16,140       $  10,888
    Pump Products                            864           4,944           2,011           8,055
                                       ---------       ---------       ---------       ---------
       Total                               9,664          10,425          18,151          18,943
    Interest expense                       1,730           1,547           3,412           3,389
    Other income, net                       (435)         (1,350)           (567)         (2,291)
                                       ---------       ---------       ---------       ---------
       Income before income taxes      $   8,369       $  10,228       $  15,306       $  17,845
                                       =========       =========       =========       =========

    * As a result of adopting SFAS 142, periodic goodwill amortization ceased effective January 1, 2002. Operating earnings for the quarter ended June 30, 2001, excluding goodwill amortization expense, would have been $6,386 and $5,134 for the Compressed Air Products and Pump Products segments, respectively. Operating earnings for the six months ended June 30, 2001, excluding goodwill amortization expense, would have been $12,698 and $8,435 for the Compressed Air Products and Pump Products segments, respectively.

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS.

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, additional provisions of SFAS 142, relating to business combinations completed prior to July 1, 2001 became effective and were adopted by the Company. Under the provisions of this standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Intangible assets and goodwill are subject to annual impairment testing using the guidance and criteria described in this standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. During the second quarter of 2002, the Company completed its transitional impairment test and determined that no impairment of goodwill existed.

Net income, basic and diluted earnings per share for the three and six months ended June 30, 2001, adjusted to exclude goodwill amortization, are as follows:

                                                    Three Months                Six Months
                                                       Ended                      Ended
                                                   June 30, 2001              June 30, 2001
                                                   -------------              -------------
Reported net income                                    $6,444                    $11,243
Adjustments: goodwill amortization                        940                      1,880
                                                       ------                    -------
Adjusted net income                                    $7,384                    $13,123
                                                       ======                    =======

Basic earnings per share:
         Reported                                      $ 0.41                    $  0.73
         Adjusted                                      $ 0.48                    $  0.85

Diluted earnings per share:
         Reported                                      $ 0.41                    $  0.72
         Adjusted                                      $ 0.47                    $  0.84

The changes in the carrying amount of goodwill attributable to each business segment for the six months ended June 30, 2002, are as follows:

                                                     COMPRESSED                    PUMP
                                                    AIR PRODUCTS                 PRODUCTS
                                                    ------------                 --------
Balance as of December 31, 2001                       $157,614                    $25,531
   Foreign currency translation                          1,467                        ---
                                                      --------                    -------
Balance as of June 30, 2002                           $159,081                    $25,531
                                                      ========                    =======

Other intangible assets at June 30, 2002 consisted of the following:

                                                    GROSS CARRYING               ACCUMULATED
                                                        AMOUNT                  AMORTIZATION
                                                    --------------              ------------
Amortized intangible assets:
     Acquired technology                               $ 9,187                     $(6,082)
     Customer lists and relationships                    5,000                        (365)
     Other                                               2,661                      (1,439)
                                                       -------                     -------
          Total                                        $16,848                     $(7,886)
                                                       =======                     =======

Unamortized intangible assets
     Trademarks                                        $11,850
     Other                                               4,145
                                                       -------
          Total                                        $15,995
                                                       =======

Amortization of intangible assets for the three months and six months ended June 30, 2002, was $0.5 million and $1.1 million, respectively. Amortization of intangible assets is anticipated to be approximately $2 million per year for 2002 through 2006.

NOTE 9.  CONTINGENCIES.

The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature. Due to the bankruptcies of several asbestos manufacturers and other primary defendants, the Company has begun to be named as a defendant in an increasing number of asbestos personal injury lawsuits. In addition, the Company has also been named as a defendant in a number of silicosis personal injury lawsuits. Predecessors to the Company manufactured and sold the products allegedly at issue in these asbestos and silicosis lawsuits, namely: (a) asbestos-containing components supplied by third parties; and
(b) portable compressors that were used as components for sandblasting equipment manufactured and sold by other parties. Since its formation in 1993, the Company has not manufactured or sold asbestos containing products or portable compressors. Nonetheless, these lawsuits represent potential contingent liabilities to the Company as a result of its predecessors' historical sales of these products.

The Company believes that these pending legal proceedings, lawsuits and administrative actions will not, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: (1) the Company's anticipated insurance and indemnification rights to address the risks of such matters; (2) the limited risk of potential asbestos exposure from the components described above, due to the complete enclosure of the components within the subject products and the additional protective non-asbestos binder which encapsulated the components; (3) the fact that neither the Company, nor its predecessors, ever manufactured, marketed or sold sandblasting equipment; (4) various other potential defenses available to the Company with respect to such matters; and (5) the Company's prior disposition of comparable matters.

The Company has also been identified as a potentially responsible party with respect to various sites designated for cleanup under various state and federal laws. The Company does not own any of these sites. The Company does not believe that the future potential costs related to these sites will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

        PERFORMANCE IN THE QUARTER ENDED JUNE 30, 2002 COMPARED WITH
                       THE QUARTER ENDED JUNE 30, 2001

Revenues

Revenues increased slightly to $104.9 million for the three months ended June 30, 2002, compared to $104.6 million in the same period of 2001. Excluding incremental revenue from acquisitions, revenues declined $16.7 million (16%) over the same period of 2001. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the three months ended June 30, 2002, revenues for the Compressed Air Products segment, including $17.0 million from acquisitions, increased $15.3 million (21%) to $89.2 million, compared to the same period of 2001. Excluding acquisitions, the decline in revenues was primarily attributable to softness in the U.S. and European industrial markets, which weakened demand for compressors and blowers. Favorable foreign currency exchange rates partially offset this negative factor. Pump Products segment revenues declined $15.0 million (49%) to $15.6 million for the three months ended June 30, 2002, compared to the same period of 2001. This decline resulted from depressed demand for petroleum pump products due to lower natural gas prices and rig counts, which began negatively impacting order rates in the second half of 2001.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the three months ended June 30, 2002 increased $2.3 million (7%) to $33.6 million compared to the same period of 2001. Gross margin as a percentage of revenues (gross margin percentage) increased to 32.0% in the three-month period of 2002 from 29.9% in the same period of 2001. This increase in the gross margin percentage was principally attributable to an overall favorable sales mix (in part relating to decreased pump product sales), lower warranty expense in the Compressed Air Products segment, the incremental impact of acquisitions and ongoing cost reduction efforts.

Depreciation and amortization decreased 14% to $3.6 million in the three-month period of 2002, compared with $4.2 million for the same period of 2001. The decrease in depreciation and amortization expense was due to the adoption of SFAS 142 effective January 1, 2002, which eliminated goodwill amortization. For the three-month periods, depreciation and amortization expense as a percentage of revenues decreased to 3.4% in 2002 from 4.0% in 2001. This percentage decrease is due to the cessation of goodwill amortization in 2002, as noted above.

Selling and administrative expenses increased in the three-month period of 2002 by 22% to $20.3 million from $16.6 million in the same period of 2001 due to acquisitions. Excluding acquisitions, selling and administrative expenses decreased slightly in 2002 compared to the prior year period. Selling and administrative expenses as a percentage of revenues increased to 19.4% in the second quarter of 2002 compared to 15.9% in 2001 primarily as a result of the decline in revenues excluding acquisitions. Acquisitions also contributed to this increase as they currently have higher selling and administrative expenses relative to revenues than the Company's previously existing operations.

Other income for the three months ended June 30, 2001, included approximately $0.7 million from non-recurring litigation settlement proceeds and $0.5 million of interest income related to the finalization of an income tax settlement with the Internal Revenue Service.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) of 9.9% for the three-month period ended June 30, 2002, an increase from 7.4% for the same period of 2001. This increase is primarily due to reduced warranty expense, the cessation of goodwill amortization, the incremental impact of acquisitions and ongoing cost reduction efforts.

The Pump Products segment generated operating margins of 5.5% for the three-month period ended June 30, 2002, compared to 16.2% for the same period in 2001. This decrease is primarily attributable to the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base.

Interest expense increased $0.2 million (12%) to $1.7 million for the three months ended June 30, 2002, compared to the same period of 2001. This increase is a result of higher average borrowings (due to businesses acquired in 2001) partially offset by lower average interest rates. The average interest rate for the three-month period of 2002 was 4.5%, compared to 6.0% for the same period of 2001.

Income before income taxes decreased $1.9 million (18%) to $8.4 million for the three months ended June 30, 2002, compared to the same period of 2001. This decrease is primarily the result of decreased leverage of fixed costs over a lower revenue base (excluding acquisitions) for both segments and the non-recurring gains included in 2001 other income mentioned above. These negative factors were partially offset by the cessation of goodwill amortization.

The provision for income taxes decreased by $0.9 million to $2.8 million for the three month period of 2002, compared to $3.8 million in 2001, as a result of the lower income before taxes and a lower overall effective tax rate. The Company's effective tax rate for the three months ended June 30, 2002 decreased to 34.0%, compared to 37.0% in the prior year period, principally as a result of the cessation of non-deductible goodwill amortization.

Net income for the three months ended June 30, 2002 decreased $0.9 million (14%) to $5.5 million ($0.34 diluted earnings per share), compared to $6.4 million ($0.41 diluted earnings per share) for the same period of 2001. This decrease in net income is attributable to the same factors that resulted in decreased income before taxes noted above.

       PERFORMANCE IN THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH
                      THE SIX MONTHS ENDED JUNE 30, 2001

Revenues

Revenues increased $6.0 million, or 3% to $211.5 million for the six months ended June 30, 2002, compared to $205.5 million in the same period of 2001. Excluding incremental revenue from acquisitions, revenues declined $35.2 million (17%) over the same period of 2001. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the six months ended June 30, 2002, revenues for the Compressed Air Products segment, including $41.3 million from acquisitions, increased $29.5 million (20%) to $177.8 million, compared to the same period of 2001. Excluding acquisitions, the decline in revenues was primarily attributable to softness in the U.S. and European industrial markets, which weakened demand for compressors and blowers. Pump Products segment revenues declined $23.5 million (41%) to $33.7 million for the six months ended June 30, 2002, compared to the same period of 2001. This decline resulted from depressed demand for petroleum pump products due to lower natural gas prices and rig counts, which began negatively impacting order rates in the second half of 2001.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the six months ended June 30, 2002 increased $4.9 million (8%) to $65.6 million compared to the same period of 2001. Gross margin as a percentage of revenues (gross margin percentage) increased to 31.0% in the six-month period of 2002 from 29.5% in the same period of 2001. This increase in the gross margin percentage was principally attributable to an overall favorable sales mix (in part relating to decreased pump product sales), lower warranty expense in the Compressed Air Products segment, the incremental impact of acquisitions and ongoing cost reduction efforts.

Depreciation and amortization decreased 16% to $7.1 million in the six-month period of 2002, compared with $8.5 million for the same period of 2001. The decrease in depreciation and amortization expense was due to the adoption of SFAS 142 effective January 1, 2002, which eliminated goodwill amortization. For the six-month periods, depreciation and amortization expense as a percentage of revenues decreased to 3.4% in 2002 from 4.1% in 2001. This percentage decrease is due to the cessation of goodwill amortization in 2002, as noted above.

Selling and administrative expenses increased in the six-month period of 2002 by 21% to $40.3 million from $33.3 million in the same period of 2001 due to acquisitions. Excluding acquisitions, selling and administrative expenses decreased slightly in 2002 compared to the prior year period. Selling and administrative expenses as a percentage of revenues increased to 19.0% in the second quarter of 2002 compared to 16.2% in 2001 primarily as a result of the decline in revenues excluding acquisitions. Acquisitions also contributed to this increase as they currently have higher selling and administrative expenses relative to revenues than the Company's previously existing operations.

Other income for the six months ended June 30, 2001 included approximately $1.4 million from non-recurring litigation settlement proceeds and $0.5 million of interest income related to the finalization of an income tax settlement with the Internal Revenue Service.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) of 9.1% for the six-month period ended June 30, 2002, an increase from 7.3% for the same period of 2001. This increase is primarily due to reduced warranty expense, the cessation of goodwill amortization, the incremental impact of acquisitions and ongoing cost reduction efforts. These positive factors were partially offset by the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base (excluding acquisitions) and higher fringe benefit costs.

The Pump Products segment generated operating margins of 6.0% for the six-month period ended June 30, 2002, compared to 14.1% for the same period in 2001. This decrease is primarily attributable to the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base.

Interest expense was $3.4 million for the six months ended June 30, 2002 and 2001, as higher average borrowings (due to businesses acquired in 2001) were offset by lower average interest rates. The average interest rate for the six-month period of 2002 was 4.3%, compared to 6.2% for the same period of 2001.

Income before income taxes decreased $2.5 million (14%) to $15.3 million for the six months ended June 30, 2002, compared to the same period of 2001. This decrease is primarily the result of decreased leverage of fixed costs over a lower revenue base (excluding acquisitions) for both segments and the non-recurring gains included in 2001 other income mentioned above. These negative factors were partially offset by the cessation of goodwill amortization.

The provision for income taxes decreased by $1.4 million to $5.2 million for the six month period of 2002, compared to $6.6 million in 2001, as a result of the lower income before taxes and a lower overall effective tax rate. The Company's effective tax rate for the six months ended June 30, 2002 decreased to 34.0%, compared to 37.0% in the prior year period, principally as a result of the cessation of non-deductible goodwill amortization.

Net income for the six months ended June 30, 2002 decreased $1.1 million (10%) to $10.1 million ($0.63 diluted earnings per share), compared to $11.2 million ($0.72 diluted earnings per share) for the same period of 2001. This decrease in net income is attributable to the same factors that resulted in decreased income before taxes noted above.

Outlook

Demand for pump products has historically been related to market conditions and expectations for oil and natural gas prices. Orders for pump products were $12.9 million in the second quarter of 2002, a decrease of $29.5 million compared to the same period of 2001. For the first six months of 2002, pump product orders were $26.2 million, a decrease of $49.0 million compared to the same period of 2001. Compared to June 30, 2001, backlog for this business segment decreased $19.6 million to $13.1 million on June 30, 2002. These decreases can primarily be attributed to lower natural gas prices and rig counts which began negatively impacting order rates in the second half of 2001. Future increases in demand for these products will likely be dependent upon oil and natural gas prices and rig counts, which the Company cannot predict.

In general, demand for compressed air products follows the rate of manufacturing capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product. In the second quarter of 2002, orders for compressed air products were $93.6 million, compared to $70.7 million in the same period of 2001. For the first six months of 2002, orders for compressed air products were $179.2 million, compared to $147.8 million in the same period of 2001. Order backlog for the Compressed Air Products segment was $61.2 million as of June 30, 2002, compared to $46.3 million as of June 30, 2001. These increases are solely due to acquisitions. Excluding the businesses acquired in 2001, orders and backlog were down 8% and 20%, respectively, in the first six months of 2002, compared to the prior year period, due to softness in the U.S. and European industrial markets, as noted above.

The Company's largest supplier of iron castings, Atchison Casting Corporation ("Atchison") recently announced that it intends to sell its LaGrange, Missouri foundry ("LaGrange Foundry"). The LaGrange Foundry is utilized by Atchison to meet its iron casting supply commitments to the Company. The LaGrange Foundry was previously owned by the Company and was sold to Atchison in 1995. As part of the sale agreement, the Company entered into a five-year agreement for the supply of certain cast iron products from Atchison/LaGrange Foundry. Since the expiration of the supply agreement in 2000, the Company has entered into more favorable arrangements for some of these iron castings from other suppliers, as part of its ongoing material cost reduction initiatives. In the process, the Company has achieved significant cost reductions and diminished its reliance on the LaGrange Foundry. Nonetheless, Atchison remains the Company's largest supplier of iron castings.

Atchison recently informed the Company that if a sale of the LaGrange Foundry is not consummated, it may be necessary to close the foundry. The Company does not anticipate that a potential closure of the LaGrange Foundry would have a material adverse impact on its long-term financial performance.

In the event of a closure, the Company would be required to secure alternative supply sources over a short-term transition period. During such short-term period, there would be a negative impact on the Company's financial performance as alternative iron casting supply sources are fully integrated into the Company's supply and manufacturing processes. With this in mind,

Company management is continuously monitoring this situation, and has developed a contingency plan to mitigate the severity of the impact during such a transition period. This contingency plan is designed to minimize the disruption to the Company's manufacturing operations that currently utilize iron castings from the LaGrange Foundry as new supply sources are integrated. The ultimate success, however, of this plan would be predicated in large measure on the skill, commitment and availability of the alternate suppliers and the Company's ability to effectively manage the transition.

LIQUIDITY AND CAPITAL RESOURCES
Operating Working Capital

During the six months ended June 30, 2002, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $7.0 million due to lower accounts payable and accrued liabilities partially offset by lower receivables and inventories. These changes were primarily the result of changes in foreign currency exchange rates combined with reduced activity levels.

Cash Flows

During the six months of 2002, the Company generated cash from operations totaling $12.4 million, compared to $15.9 million in the prior year period. This change is primarily due to a less favorable change in operating working capital compared to the prior year period. Net payments on long-term debt totaled $23.2 million during the six months ended June 30, 2002. The cash flows provided by operating activities and used in investing and financing activities, combined with the effect of changes in foreign currency exchange rates, resulted in a net cash decrease of $13.2 million for the six months ended June 30, 2002.

Capital Expenditures and Commitments

Capital projects to increase operating efficiency and flexibility, expand production capacity and product quality resulted in expenditures of $4.8 million in the first six months of 2002. This was $0.5 million lower than the level of capital expenditures in the comparable period in 2001 due to the timing of capital projects. Commitments for capital expenditures at June 30, 2002 totaled $8.9 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 2002 will approximate $12-15 million, primarily due to expenditures for cost reductions and additional machining capacity at certain operations. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet alternative minimum tax obligations which arise from the exercise of incentive stock options. The Gardner Denver Board has authorized up to 400,000 shares for repurchase under this program, and of this amount, approximately 200,000 shares remain available for repurchase. As of June 30, 2002, a total of 1,572,542 shares have been repurchased at a cost of $22.8 million under both repurchase programs. During the first half of 2002, the Company accepted shares of its common stock, valued at $0.2 million, which were tendered for the exercise of stock options.

Liquidity

On March 6, 2002, the Company amended and restated its Revolving Line of Credit Agreement (the "Credit Line"), increasing the borrowing capacity to $150 million and extending the maturity date to March 6, 2005. Subject to approval by lenders holding more than 75% of the debt, the Company may request up to two, one-year extensions. The total debt balance will be due upon final maturity. On June 30, 2002, the Credit Line had an outstanding principal balance of approximately $62.0 million, leaving $88.0 million available for future use, subject to the terms of the Credit Line.

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

Management currently expects the Company's future cash flows to be sufficient to fund its scheduled debt service and provide required resources for working capital and capital investments.

CONTINGENCIES

The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature. Due to the bankruptcies of several asbestos manufacturers and other primary defendants, the Company has begun to be named as a defendant in an increasing number of asbestos personal injury lawsuits. In addition, the Company has also been named as a defendant in a number of silicosis personal injury lawsuits. Predecessors to the Company manufactured and sold the products allegedly at issue in these asbestos and silicosis lawsuits, namely: (a) asbestos-containing components supplied by third parties; and
(b) portable compressors that were used as components for sandblasting equipment manufactured and sold by other parties. Since its formation in 1993, the Company has not manufactured or sold asbestos containing products or portable compressors. Nonetheless, these lawsuits represent potential contingent liabilities to the Company as a result of its predecessors' historical sales of these products.

The Company believes that these pending legal proceedings, lawsuits and administrative actions will not, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: (1) the Company's anticipated insurance and indemnification rights to address the risks of such matters; (2) the limited risk of potential asbestos exposure from the components described above, due to the complete enclosure of the components within the subject products and the additional protective non-asbestos binder which encapsulated the components; (3) the fact that neither the Company, nor its predecessors, ever manufactured, marketed or sold sandblasting equipment; (4) various other potential defenses available to the Company with respect to such matters; and (5) the Company's prior disposition of comparable matters.

The Company has also been identified as a potentially responsible party with respect to various sites designated for cleanup under various state and federal laws. The Company does not own any of these sites. The Company does not believe that the future potential costs related to these sites will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NEW ACCOUNTING STANDARDS

Effective July 1, 2001, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB"), Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, additional provisions of SFAS 142, relating to business combinations completed prior to July 1, 2001 became effective and were adopted by the Company. Under the provisions of this standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Intangible assets and goodwill are subject to annual impairment testing using the guidance and criteria described in this standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. During the second quarter of 2002, the Company completed its transitional impairment test and determined that no impairment of goodwill existed.

In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." This standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred. The Company will adopt this standard on January 1, 2003 and management believes it will not have a material impact on the Company's future consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Company beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the Company's future consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. SFAS No. 146 also establishes that fair value be the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the Company's future consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 2001 and June 30, 2002.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held pursuant to notice on May 7, 2002. At the Annual Meeting, Donald G. Barger, Jr. and Raymond R. Hipp were elected to serve as directors for a three-year term expiring in 2005. There were 14,427,489 affirmative votes cast and 75,185 votes withheld concerning Mr. Barger's election as a director and 14,425,430 affirmative votes cast and 77,244 votes withheld concerning Mr. Hipp's election as a director. Stockholders also elected to amend the Long-Term Incentive Plan with 11,480,995 affirmative votes cast, 2,636,012 votes against and 385,667 abstaining votes or non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         10.1 Gardner Denver, Inc. Long-Term Incentive Plan, as amended July 30, 2002.

         10.13 Change in Control Agreement dated August 1, 2002, entered into between Gardner Denver, Inc. and its Chief Executive Officer.

         10.14 Form of Change in Control Agreement dated August 1, 2002, entered into between Gardner Denver, Inc. and its executive officers.

         99.1     Certification of Chief Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2     Certification of Chief Financial Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         During the quarter ended June 30, 2002, the Company filed a Current Report on Form 8-K, dated June 26, 2002, related to its dismissal of Arthur Andersen LLP as the Company's independent public accountants. The Company has engaged KPMG LLP to serve as its independent public accountants for the fiscal year 2002.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GARDNER DENVER, INC.

Date: August 13, 2002                By:     /s/Ross J. Centanni
                                         --------------------------------------
                                     Ross J. Centanni
                                     Chairman, President & CEO

Date: August 13, 2002                By:     /s/Philip R. Roth
                                         --------------------------------------
                                     Philip R. Roth
                                     Vice President, Finance & CFO

Date: August 13, 2002                By:     /s/Daniel C. Rizzo, Jr.
                                         --------------------------------------
                                     Daniel C. Rizzo, Jr.
                                     Vice President and Corporate
                                     Controller (Chief Accounting Officer)

                            GARDNER DENVER, INC.

                                EXHIBIT INDEX

EXHIBIT
NO.                              DESCRIPTION

10.1     Gardner Denver, Inc. Long-Term Incentive Plan, as amended July 30,
         2002.

10.13 Change in Control Agreement dated August 1, 2002, entered into between Gardner Denver, Inc. and its Chief Executive Officer.

10.14 Form of Change in Control Agreement dated August 1, 2002, entered into between Gardner Denver, Inc. and its executive officers.

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.