Form 10-Q
period 2002-09-30
GARDNER DENVER INC
filed 2002-11-13
CIK 916459

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                                   ---   ---
         Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of October 28, 2002: 15,907,821 shares.

==============================================================================

                                   PART I
                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                               GARDNER DENVER, INC.
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    (in thousands, except per share amounts)
                                                  (Unaudited)

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                        ------------------------         -----------------------
                                                          2002            2001             2002           2001
                                                        --------        --------         --------       --------

Revenues                                                $102,791        $103,426         $314,254       $308,876

Costs and Expenses:
  Cost of sales (excluding depreciation
   and amortization)                                      70,261          72,544          216,152        217,305
  Depreciation and amortization                            3,718           4,252           10,859         12,724
  Selling and administrative expenses                     19,897          17,007           60,177         50,281
  Interest expense                                         1,566           1,548            4,978          4,937
  Other expense (income), net                                 32            (739)            (535)        (3,030)
                                                        --------        --------         --------       --------

Income before income taxes                                 7,317           8,814           22,623         26,659
Provision for income taxes                                 2,488           3,262            7,692          9,864
                                                        --------        --------         --------       --------

Net income                                              $  4,829        $  5,552         $ 14,931       $ 16,795
                                                        ========        ========         ========       ========

Basic earnings per share                                $   0.30        $   0.36         $   0.94       $   1.08
                                                        ========        ========         ========       ========
Diluted earnings per share                              $   0.30        $   0.35         $   0.93       $   1.07
                                                        ========        ========         ========       ========

                          The accompanying notes are an integral part of this statement.

                                        GARDNER DENVER, INC.
                                     CONSOLIDATED BALANCE SHEET
                              (in thousands, except per share amounts)

                                                                       (UNAUDITED)
                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          2002              2001
                                                                      -------------     ------------

                  ASSETS
Current assets:
  Cash and equivalents                                                  $ 16,185          $ 29,980
  Receivables, net                                                        78,362            85,538
  Inventories, net                                                        73,607            76,650
  Deferred income taxes                                                    6,613             4,956
  Other                                                                    3,905             4,011
                                                                        --------          --------
    Total current assets                                                 178,672           201,135
                                                                        --------          --------

Property, plant and equipment, net                                        72,997            74,097
Goodwill                                                                 200,755           183,145
Other intangibles, net                                                     8,879            25,692
Deferred income taxes                                                        158             2,093
Other assets                                                               3,371             2,526
                                                                        --------          --------
    Total assets                                                        $464,832          $488,688
                                                                        ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current maturities
   of long-term debt                                                    $  7,500          $  7,375
  Accounts payable and accrued liabilities                                65,951            77,202
                                                                        --------          --------
    Total current liabilities                                             73,451            84,577
                                                                        --------          --------

Long-term debt, less current maturities                                  123,297           160,230
Postretirement benefits other than pensions                               35,172            36,890
Other long-term liabilities                                               10,345             8,263
                                                                        --------          --------
    Total liabilities                                                    242,265           289,960
                                                                        --------          --------

Stockholders' equity:
  Common stock, $.01 par value; 50,000 shares
   authorized; 15,903 shares issued and
   outstanding at September 30, 2002                                         176               174
  Capital in excess of par value                                         170,196           166,262
  Treasury stock at cost, 1,716 shares at
   September 30, 2002                                                    (25,803)          (25,602)
  Retained earnings                                                       76,993            62,062
  Accumulated other comprehensive income (loss)                            1,005            (4,168)
                                                                        --------          --------
    Total stockholders' equity                                           222,567           198,728
                                                                        --------          --------
    Total liabilities and stockholders' equity                          $464,832          $488,688
                                                                        ========          ========

                      The accompanying notes are an integral part of this statement.

                                   GARDNER DENVER, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)
                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 ------------------------
                                                                   2002            2001
                                                                 --------        --------
Cash flows from operating activities:
  Net income                                                     $ 14,931        $ 16,795
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                  10,859          12,724
    Net (gain) loss on asset dispositions                             (17)             40
    Stock issued for employee benefit plans                         1,647           1,622
    Deferred income taxes                                             244              70
  Changes in assets and liabilities:
    Receivables                                                     9,099           2,366
    Inventories                                                     3,932            (495)
    Accounts payable and accrued liabilities                      (13,269)           (853)
    Other assets and liabilities, net                                 557            (572)
                                                                 --------        --------
      Net cash provided by operating activities                    27,983          31,697
                                                                 --------        --------

Cash flows from investing activities:
  Capital expenditures                                             (7,476)         (8,090)
  Business acquisitions, net of cash acquired                          --         (82,236)
  Disposals of plant and equipment                                    135              86
  Other                                                                (5)            (31)
                                                                 --------        --------
      Net cash used in investing activities                        (7,346)        (90,271)
                                                                 --------        --------

Cash flows from financing activities:
  Principal payments on long-term debt                            (48,808)        (81,075)
  Proceeds from long-term debt                                     62,000          87,000
  Principal payments on short-term borrowings                     (50,000)             --
  Proceeds from short-term borrowings                                  --          50,000
  Proceeds from stock options                                       2,289           1,549
  Purchase of treasury stock                                         (201)           (108)
  Debt issuance costs                                                (745)             --
  Other                                                              (609)         (1,115)
                                                                 --------        --------
      Net cash (used in) provided by
       financing activities                                       (36,074)         56,251
                                                                 --------        --------
Effect of exchange rate changes on cash and
 equivalents                                                        1,642            (471)
                                                                 --------        --------

Decrease in cash and equivalents                                  (13,795)         (2,794)
                                                                 --------        --------
Cash and equivalents, beginning of period                          29,980          30,239
                                                                 --------        --------
Cash and equivalents, end of period                              $ 16,185        $ 27,445
                                                                 ========        ========

             The accompanying notes are an integral part of this statement.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                  (in thousands, except per share amounts)

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

The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2.  RECENT ACQUISITIONS.

During 2001, the Company's Compressed Air Products segment completed two acquisitions. Effective September 10, 2001, the Company acquired certain assets and stock of Hoffman Air and Filtration Systems ("Hoffman"). Hoffman, previously headquartered in Syracuse, New York, manufactures and distributes multistage centrifugal blowers and vacuum systems, primarily for wastewater treatment and industrial applications. Effective September 1, 2001, the Company also acquired certain assets and stock of the Hamworthy Belliss & Morcom compressor business ("Belliss & Morcom"). Belliss & Morcom is headquartered in Gloucester, England and manufactures and distributes lubricated and oil-free reciprocating air compressors for a variety of applications.

All acquisitions have been accounted for by the purchase method and, accordingly, their results are included in the Company's consolidated financial statements from their respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill acquired in each acquisition has not been amortized. The purchase price allocations for Hoffman and Belliss & Morcom were finalized during the quarter ended September 30, 2002, upon receipt of independent third party valuations of the acquired, separately identifiable intangible assets (other than goodwill). Pursuant to the valuations, the fair value of the separately identifiable intangible assets was reduced from the Company's previous internal fair value estimate with a corresponding increase in the purchase price allocated to goodwill. The impact on amortization expense as a result of the finalization of the purchase price allocations was insignificant.

NOTE 3.  EARNINGS PER SHARE.

The following table details the calculation of basic and diluted earnings per share:


                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                         -----------------------         -----------------------
                                                           2002            2001           2002            2001
                                                         -------         -------         -------         -------
Basic EPS:
  Net income                                             $ 4,829         $ 5,552         $14,931         $16,795
                                                         =======         =======         =======         =======

Shares
  Weighted average number of common
   shares outstanding                                     15,887          15,581          15,833          15,526
                                                         =======         =======         =======         =======

Basic earnings per common share                          $  0.30         $  0.36         $  0.94         $  1.08
                                                         =======         =======         =======         =======

Diluted EPS:
  Net income                                             $ 4,829         $ 5,552         $14,931         $16,795
                                                         =======         =======         =======         =======

Shares
  Weighted average number of common
   shares outstanding                                     15,887          15,581          15,833          15,526
  Assuming conversion of dilutive stock
   options issued and outstanding                            151             281             225             223
                                                         -------         -------         -------         -------

  Weighted average number of common
   shares outstanding, as adjusted                        16,038          15,862          16,058          15,749
                                                         =======         =======         =======         =======

Diluted earnings per common share                        $  0.30         $  0.35         $  0.93         $  1.07
                                                         =======         =======         =======         =======

NOTE 4.  INVENTORIES.
                                                        SEPTEMBER 30,     DECEMBER 31,
                                                            2002              2001
                                                        -------------     ------------
Raw materials, including parts and
 subassemblies                                             $33,175          $33,156
Work-in-process                                             11,010           15,908
Finished goods                                              32,651           30,942
Perishable tooling and supplies                              2,328            2,328
                                                           -------          -------
                                                            79,164           82,334
Excess of current standard costs
 over LIFO costs                                            (5,557)          (5,684)
                                                           -------          -------
      Inventories, net                                     $73,607          $76,650
                                                           =======          =======

NOTE 5.  COMPREHENSIVE INCOME.

For the three months ended September 30, 2002 and 2001, comprehensive income was $5.5 million and $8.5 million, respectively. For the nine months ended September 30, 2002 and 2001, comprehensive income was $20.1 million and $19.0 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments.

NOTE 6.  CASH FLOW INFORMATION.

In the first nine months of 2002 and 2001, the Company paid $5.3 million and $8.6 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first nine months of 2002 and 2001, was $5.4 million and $4.9 million, respectively.

NOTE 7.  SEGMENT INFORMATION.

                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                             --------------------------         --------------------------
                                               2002              2001*            2002              2001*
                                             --------          --------         --------          --------
Revenues:
  Compressed Air Products                    $ 85,496          $ 74,986         $263,247          $223,237
  Pump Products                                17,295            28,440           51,007            85,639
                                             --------          --------         --------          --------
    Total                                    $102,791          $103,426         $314,254          $308,876
                                             ========          ========         ========          ========
Operating Earnings:
  Compressed Air Products                    $  7,375          $  5,424         $ 23,515          $ 16,312
  Pump Products                                 1,540             4,199            3,551            12,254
                                             --------          --------         --------          --------
    Total                                       8,915             9,623           27,066            28,566
  Interest expense                              1,566             1,548            4,978             4,937
  Other, net                                       32              (739)            (535)           (3,030)
                                             --------          --------         --------          --------
    Income before income taxes               $  7,317          $  8,814         $ 22,623          $ 26,659
                                             ========          ========         ========          ========

    * As a result of adopting SFAS 142, periodic goodwill amortization ceased effective January 1, 2002. Operating earnings for the quarter ended September 30, 2001, excluding goodwill amortization expense, would have been $6,329 and $4,389 for the Compressed Air Products and Pump Products segments, respectively. Operating earnings for the nine months ended September 30, 2001, excluding goodwill amortization expense, would have been $19,027 and $12,824 for the Compressed Air Products and Pump Products segments, respectively.

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS.

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, additional provisions of SFAS 142 relating to business combinations completed prior to July 1, 2001 became effective and were adopted by the Company. Under the provisions of this standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Intangible assets and goodwill are subject to annual impairment testing using the guidance and criteria described in this standard. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. During the second quarter of 2002, the Company completed its transitional impairment test and determined that no impairment of goodwill existed.

Net income and basic and diluted earnings per share for the three and nine months ended September 30, 2001, adjusted to exclude goodwill amortization, are as follows:

                                                 THREE MONTHS              NINE MONTHS
                                                     ENDED                    ENDED
                                              SEPTEMBER 30, 2001       SEPTEMBER 30, 2001
                                              ------------------       ------------------

         Reported net income                        $5,552                  $16,795
         Adjustments: goodwill amortization            940                    2,820
                                                    ------                  -------
         Adjusted net income                        $6,492                  $19,615
                                                    ======                  =======

         Basic earnings per share:
                  Reported                          $ 0.36                  $  1.08
                  Adjusted                          $ 0.42                  $  1.26

         Diluted earnings per share:
                  Reported                          $ 0.35                  $  1.07
                  Adjusted                          $ 0.41                  $  1.25

The changes in the carrying amount of goodwill attributable to each business segment for the nine months ended September 30, 2002, are as follows:

                                                 COMPRESSED                   PUMP
                                                AIR PRODUCTS                PRODUCTS
                                                ------------                --------

Balance as of December 31, 2001                   $157,614                  $25,531
  Adjustment due to finalization of purchase
   price allocations for businesses acquired
   in 2001 (See Note 2)                             16,213                       --
  Foreign currency translation                       1,397                       --
                                                  --------                  -------
Balance as of September 30, 2002                  $175,224                  $25,531
                                                  ========                  =======

Other intangible assets at September 30, 2002 consisted of the following:

                                                GROSS CARRYING            ACCUMULATED
                                                    AMOUNT                AMORTIZATION
                                                --------------            ------------

Amortized intangible assets:
  Acquired technology                              $10,024                  $(6,495)
  Other                                              4,496                   (2,103)

Unamortized intangible assets:
  Trademarks                                       $ 2,957                       --
                                                   -------                  -------
    Total other intangible assets                  $17,477                  $(8,598)
                                                   =======                  =======

Amortization of intangible assets for the three months and nine months ended September 30, 2002, was $0.7 million and $1.8 million, respectively. Amortization of intangible assets is anticipated to be approximately $2 million per year for 2002 through 2006.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

      PERFORMANCE IN THE QUARTER ENDED SEPTEMBER 30, 2002 COMPARED WITH
                    THE QUARTER ENDED SEPTEMBER 30, 2001

Revenues

Revenues decreased slightly to $102.8 million for the three months ended September 30, 2002, compared to $103.4 million in the same period of 2001. Excluding incremental revenue from acquisitions, revenues declined $13.1 million (13%) over the same period of 2001. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the three months ended September 30, 2002, revenues for the Compressed Air Products segment, including $12.4 million from acquisitions, increased $10.5 million (14%) to $85.5 million, compared to the same period of 2001. Excluding acquisitions, the decline in revenues was primarily attributable to softness in the U.S. and European industrial markets, which weakened demand for compressors and blowers. Favorable foreign currency exchange rates partially offset this negative factor. Pump Products segment revenues declined $11.1 million (39%) to $17.3 million for the three months ended September 30, 2002, compared to the same period of 2001. This decline resulted from depressed demand for petroleum pump products due to lower natural gas prices and rig counts, which began negatively impacting order rates in the second half of 2001.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the three months ended September 30, 2002 increased $1.6 million (5%) to $32.5 million compared to the same period of 2001. Gross margin as a percentage of revenues (gross margin percentage) increased to 31.6% in the three-month period of 2002 from 29.9% in the same period of 2001. This increase in the gross margin percentage was principally attributable to an overall favorable sales mix change (in part relating to decreased pump product sales), the incremental impact of acquisitions, lower warranty expense in the Compressed Air Products segment and ongoing cost reduction projects, including acquisition integration efforts.

Depreciation and amortization decreased 13% to $3.7 million in the three-month period of 2002, compared with $4.3 million for the same period of 2001. The decrease in depreciation and amortization expense was primarily due to the adoption of SFAS 142 effective January 1, 2002, which eliminated goodwill amortization. This decrease was partially offset by the amortization of intangible assets (other than goodwill) related to the 2001 acquisitions.

Selling and administrative expenses increased in the three-month period of 2002 by 17% to $19.9 million from $17.0 million in the same period of 2001. This increase was attributable to the incremental impact of acquisitions and changes in foreign currency exchange rates. Selling and administrative expenses as a percentage of revenues increased to 19.4% in the third quarter of 2002 compared to 16.4% in 2001 primarily as a result of the decline in revenues excluding acquisitions. Acquisitions also contributed to this increase as they currently have higher selling and administrative expenses as a percentage of revenues than the Company's previously existing operations.

Other income for the three months ended September 30, 2001, included approximately $0.6 million from a non-recurring litigation settlement.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) of 8.6% for the three-month period ended September 30, 2002, an increase from 7.2% for the same period of 2001. This increase is primarily attributable to the incremental impact of acquisitions, the cessation of goodwill amortization, reduced warranty expense and ongoing cost reduction efforts.

The Pump Products segment generated operating margins of 8.9% for the three-month period ended September 30, 2002, compared to 14.8% for the same period in 2001. This decrease is primarily attributable to the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base.

Interest expense increased slightly to $1.6 million for the three months ended September 30, 2002, compared to $1.5 million for the same period of 2001. This increase is a result of higher average borrowings (due to businesses acquired in 2001) partially offset by lower average interest rates. The average interest rate for the three-month period of 2002 was 4.6%, compared to 5.4% for the same period of 2001.

Income before income taxes decreased $1.5 million (17%) to $7.3 million for the three months ended September 30, 2002, compared to the same period of 2001. This decrease is primarily the result of decreased leverage of fixed costs over a lower revenue base (excluding acquisitions) for both segments and the non-recurring gain included in 2001 other income mentioned above. These negative factors were partially offset by the cessation of goodwill amortization and lower warranty expense in the Compressed Air Products segment.

The provision for income taxes decreased by $0.8 million to $2.5 million for the three-month period of 2002, compared to $3.3 million in 2001, as a result of the lower income before taxes and a lower overall effective tax rate. The Company's effective tax rate for the three months ended September 30, 2002 decreased to 34.0%, compared to 37.0% in the prior year period, principally as a result of the cessation of non-deductible goodwill amortization.

Net income for the three months ended September 30, 2002 decreased $0.7 million (13%) to $4.8 million ($0.30 diluted earnings per share), compared to $5.6 million ($0.35 diluted earnings per share) for the same period of 2001. This decrease in net income is attributable to the same factors that resulted in decreased income before taxes noted above.

    PERFORMANCE IN THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH
                  THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

Revenues increased $5.4 million, or 2% to $314.3 million for the nine months ended September 30, 2002, compared to $308.9 million in the same period of 2001. Excluding incremental revenue from acquisitions, revenues declined $48.7 million (16%) over the same period of 2001. See Note 2 to the Financial Statements for further information on the Company's recent acquisitions.

For the nine months ended September 30, 2002, revenues for the Compressed Air Products segment, including $54.1 million from acquisitions, increased $40.0 million (18%) to $263.2 million, compared to the same period of 2001. Excluding acquisitions, the decline in revenues was primarily attributable to softness in the U.S. and European industrial markets, which weakened demand for compressors and blowers. Pump Products segment revenues declined $34.6 million (40%) to $51.0 million for the nine months ended September 30, 2002, compared to the same period of 2001. This decline resulted from depressed demand for petroleum pump products due to lower natural gas prices and rig counts, which began to negatively impact order rates in the second half of 2001.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the nine months ended September 30, 2002 increased $6.5 million (7%) to $98.1 million compared to the same period of 2001. Gross margin as a percentage of revenues (gross margin percentage) increased to 31.2% in the nine-month period of 2002 from 29.6% in the same period of 2001. This increase in the gross margin percentage was principally attributable to an overall favorable sales mix change (in part relating to decreased pump product sales), the incremental impact of acquisitions, lower warranty expense in the Compressed Air Products segment and ongoing cost reduction projects, including acquisition integration efforts.

Depreciation and amortization decreased 15% to $10.9 million in the nine-month period of 2002, compared with $12.7 million for the same period of 2001. The decrease in depreciation and amortization expense was primarily due to the adoption of SFAS 142 effective January 1, 2002, which eliminated goodwill amortization. This decrease was partially offset by the amortization of intangible assets (other than goodwill) related to the 2001 acquisitions.

Selling and administrative expenses increased in the nine-month period of 2002 by 20% to $60.2 million from $50.3 million in the same period of 2001 due to acquisitions. Excluding acquisitions, selling and administrative expenses decreased slightly in 2002 due to cost reduction efforts, which were partially offset by higher fringe benefit costs (medical, other post-employment benefits and pension). Selling and administrative expenses as a percentage of revenues increased to 19.1% for the nine-month period of 2002 compared to 16.3% in 2001 primarily as a result of the decline in revenues excluding acquisitions. Acquisitions also contributed to this increase as they currently have higher selling and administrative expenses as a percentage of revenues than the Company's previously existing operations.

Other income for the nine months ended September 30, 2001 included approximately $2.0 million from non-recurring litigation settlement proceeds and $0.5 million of interest income related to the finalization of an income tax settlement with the Internal Revenue Service.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) of 8.9% for the nine-month period ended September 30, 2002, an increase from 7.3% for the same period of 2001. This increase is primarily due to the incremental impact of acquisitions, the cessation of goodwill amortization, reduced warranty expense and ongoing cost reduction efforts. These positive factors were partially offset by the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base (excluding acquisitions) and higher fringe benefit costs.

The Pump Products segment generated operating margins of 7.0% for the nine-month period ended September 30, 2002, compared to 14.3% for the same period in 2001. This decrease is primarily attributable to the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base.

Interest expense was $5.0 million for the nine months ended September 30, 2002, compared to $4.9 million in 2001, as higher average borrowings (due to businesses acquired in 2001) were partially offset by lower average interest rates. The average interest rate for the nine-month period of 2002 was 4.4%, compared to 5.8% for the same period of 2001.

Income before income taxes decreased $4.0 million (15%) to $22.6 million for the nine months ended September 30, 2002, compared to the same period of 2001. This decrease is primarily the result of decreased leverage of fixed costs over a lower revenue base (excluding acquisitions) for both segments and the non-recurring gains included in 2001 other income mentioned above. These negative factors were partially offset by the cessation of goodwill amortization.

The provision for income taxes decreased by $2.2 million to $7.7 million for the nine month period of 2002, compared to $9.9 million in 2001, as a result of the lower income before taxes and a lower overall effective tax rate. The Company's effective tax rate for the nine months ended September 30, 2002 decreased to 34.0%, compared to 37.0% in the prior year period, principally as a result of the cessation of non-deductible goodwill amortization.

Net income for the nine months ended September 30, 2002 decreased $1.9 million (11%) to $14.9 million ($0.93 diluted earnings per share), compared to $16.8 million ($1.07 diluted earnings per share) for the same period of 2001. This decrease in net income is attributable to the same factors that resulted in decreased income before taxes noted above.

Outlook

Demand for pump products, which are primarily petroleum related, has historically been related to market conditions and expectations for oil and natural gas prices. Orders for pump products were $14.5 million in the third quarter of 2002, a decrease of $9.9 million compared to the same period of 2001. For the first nine months of 2002, pump product orders were $40.7 million, a decrease of $58.9 million compared to the same period of 2001. Compared to the prior year, backlog for this business segment decreased $18.4 million to $10.3 million on September 30, 2002. These decreases can primarily be attributed to lower natural gas prices and rig counts which began negatively impacting order rates in the second half of 2001. Future increases in demand for these products will likely be dependent upon oil and natural gas prices and rig counts, which the Company cannot predict.

In general, demand for compressed air products follows the rate of manufacturing capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product. In the third quarter of 2002, orders for compressed air products were $80.7 million, compared to $71.3 million in the same period of 2001. For the first nine months of 2002, orders for compressed air products were $259.9 million, compared to $219.1 million in the same period of 2001. Order backlog for the Compressed Air Products segment was $56.9 million as of September 30, 2002, compared to $66.0 million as of September 30, 2001. The increase in orders is solely due to acquisitions. Excluding the businesses acquired in 2001, orders were down 7% in the first nine months of 2002, compared to the prior year period, due to softness in the U.S. and European industrial markets, as noted above.

The Company's largest supplier of iron castings, Atchison Casting Corporation ("Atchison") announced in August 2002 that it would downsize its LaGrange, Missouri foundry ("LaGrange Foundry"), ceasing production and focusing the facility on pattern repair, maintenance and storage. This downsizing is expected to be completed by the end of the fourth quarter of 2002. The LaGrange Foundry is utilized by Atchison to meet its iron casting supply commitments to the Company. The LaGrange Foundry was previously owned by the Company and was sold to Atchison in 1995. As part of the sale agreement, the Company entered into a five-year agreement for the supply of certain cast iron products from Atchison/LaGrange Foundry. Since the expiration of the supply agreement in 2000, the Company has entered into more favorable arrangements for some of these castings from other suppliers, as part of its ongoing material cost reduction initiatives. In the process, the Company has achieved significant cost reductions and diminished its reliance on the LaGrange Foundry. Nonetheless, as of September 30, 2002, it was the Company's largest supplier of iron castings.

The Company does not anticipate that the downsizing of the LaGrange Foundry will materially impact its long-term financial performance. However, there will be a negative impact on the Company's financial performance during a short-term transition period as alternative iron castings supply sources are fully integrated into the Company's supply and manufacturing processes. The Company has implemented its previously developed contingency plan to secure alternative supply sources. However, the ultimate success of this plan and the near-term impact on the Company's financial results will depend in large part on the skill, commitment and availability of alternate suppliers and the Company's ability to effectively manage the transition. Management has assessed the impact on the Company's future financial performance due to the projected disruption of supply and incremental costs associated with expediting new castings from alternative supply sources. Management currently believes that the magnitude of this negative impact will be approximately $0.03 to $0.06 diluted earnings per share in the fourth quarter of 2002 and $0.02 to $0.04 diluted earnings per share in the first quarter of 2003.

Due to the significant declines in the financial markets, management currently anticipates that the fair value of the plan assets of its primary funded defined benefit pension plans will fall short of their accumulated benefit obligation at December 31, 2002. If this occurs, the Company will record a non-cash charge to stockholders' equity (accumulated other comprehensive loss), currently estimated at $10 to 12 million after-tax. This non-cash reduction in stockholders' equity will not impact reported net income or the Company's compliance with any debt covenants. This reduction could reverse in future periods if a combination of factors, including interest rate increases, improved investment results, and contributions cause the pension plans to return to a fully funded status. Due to poor asset performance and lower interest rates, management also expects that rising pension and other post-employment benefit expenses will reduce diluted earnings per share $0.15 to $0.18 in 2003, as compared to the level of expense incurred in 2002. The potential reduction in stockholders' equity and future increase in post-retirement benefit expenses are highly variable and dependent upon actual investment returns, interest rates and changes in actuarial assumptions.

LIQUIDITY AND CAPITAL RESOURCES
Operating Working Capital

During the nine months ended September 30, 2002, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $1.0 million due to lower accounts payable and accrued liabilities partially offset by lower receivables and inventories. These changes were primarily the result of changes in foreign currency exchange rates combined with reduced activity levels.

Cash Flows

During the nine months of 2002, the Company generated cash from operations totaling $28.0 million, compared to $31.7 million in the prior year period. This change is primarily due to a less favorable change in operating working capital compared to the prior year period. Net payments on long-term debt totaled $36.8 million during the nine months ended September 30, 2002. The cash flows provided by operating activities and used in investing and financing activities, combined with the effect of changes in foreign currency exchange rates, resulted in a net cash decrease of $13.8 million for the nine months ended September 30, 2002.

Capital Expenditures and Commitments

Capital projects designed to increase operating efficiency and flexibility, expand production capacity and increase product quality resulted in expenditures of $7.5 million in the first nine months of 2002. This was $0.6 million lower than the level of capital expenditures in the comparable period in 2001 due to the timing of capital projects. Commitments for capital expenditures at September 30, 2002 totaled $9.0 million. Management expects additional capital authorizations to be committed during the remainder of the year and that capital expenditures for 2002 will approximate $12-14 million, primarily due to expenditures for cost reductions and additional machining capacity at certain operations. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet alternative minimum tax obligations which arise from the exercise of incentive stock options. The Gardner Denver Board has authorized up to 400,000 shares for repurchase under this program, and of this amount, approximately 200,000 shares remain available for repurchase. As of September 30, 2002, a total of 1,572,542 shares have been repurchased at a cost of $22.8 million under both repurchase programs. During the first nine months of 2002, the Company accepted shares of its common stock, valued at $0.2 million, which were tendered for the exercise of stock options.

Liquidity

On March 6, 2002, the Company amended and restated its Revolving Line of Credit Agreement (the "Credit Line"), increasing the borrowing capacity to $150 million and extending the maturity date to March 6, 2005. Subject to approval by lenders holding more than 75% of the debt, the

Company may request up to two, one-year extensions. The total debt balance will be due upon final maturity. On September 30, 2002, the Credit Line had an outstanding principal balance of approximately $54.0 million, leaving $96.0 million available for future use, subject to the terms of the Credit Line.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity. SFAS No. 146 also establishes that fair value be the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Company for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 is expected to impact the timing of recognition of costs associated with future exit and disposal activities, to the extent they occur.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

All of the statements in this Management's Discussion and Analysis, other than historical facts, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995, including, without limitation, certain statements made under the caption "Outlook". As a general matter, forward-looking statements are those focused upon anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to Gardner Denver's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements:

o the ability to maintain and to enter into key purchasing and supply relationships;
o the ability to effectively manage the transition of iron casting supply to alternate sources due to the LaGrange Foundry downsizing and the skill, commitment and availability of such alternate sources;
o    the ability to identify, negotiate and complete future acquisitions;
o the speed with which the Company is able to integrate its acquisitions and realize the related financial benefit;
o the domestic and/or worldwide level of oil and natural gas prices and oil and gas drilling and production, which affect demand for the Company's petroleum products;
o changes in domestic and/or worldwide industrial production and industrial capacity utilization rates, which affect demand for the Company's compressed air products;
o    pricing of Gardner Denver products;
o    the degree to which the Company is able to penetrate niche markets;
o    the ability to attract and retain quality management personnel;
o market performance of pension plan assets and changes in discount rates used for actuarial assumptions in pension and other post-employment obligation and expense calculations; and
o    the continued successful implementation of cost reduction projects.

The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, even though its situation and circumstances may change in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 2001 and September 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company's Chairman, President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chairman, President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the disclosure controls and procedures were effective in all material respects, to ensure that information to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         99.1   Certification of Chief Executive Officer pursuant to
                section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K, dated September 17, 2002, related to the announced downsizing of the LaGrange Foundry by Atchison Casting Corporation, the Company's largest supplier of iron castings. In this Form 8-K, the Company also separately provided updated earnings guidance for the quarter ended September 30, 2002, as a result of lower demand than previously anticipated.

         Additionally, on July 1, 2002, the Company filed a Current Report on Form 8-K, dated June 26, 2002, related to the change in its certifying accountant.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GARDNER DENVER, INC.

Date: November 13, 2002                By: /s/ Ross J. Centanni
                                           ---------------------------------
                                       Ross J. Centanni
                                       Chairman, President & CEO

Date: November 13, 2002                By: /s/ Philip R. Roth
                                           ---------------------------------
                                       Philip R. Roth
                                       Vice President, Finance & CFO

Date: November 13, 2002                By: /s/ Daniel C. Rizzo, Jr.
                                           ---------------------------------
                                       Daniel C. Rizzo, Jr.
                                       Vice President and Corporate
                                       Controller (Chief Accounting Officer)

                               CERTIFICATIONS

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER

I, Ross J. Centanni, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Gardner Denver, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
        13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to
                ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's
                disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or
                operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               By: /s/ Ross J. Centanni
                                                   --------------------
                                               Ross J. Centanni
                                               Chairman, President & CEO
November 13, 2002

CERTIFICATIONS OF PRINCIPAL FINANCIAL OFFICER

I, Philip R. Roth, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Gardner Denver, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
        13a-14 and 15d-14) for the registrant and we have:

             d) designed such disclosure controls and procedures to
                ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             e) evaluated the effectiveness of the registrant's
                disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             c) all significant deficiencies in the design or
                operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              By: /s/ Philip R. Roth
                                                  ------------------
                                              Philip R. Roth
                                              Vice President, Finance & CFO
November 13, 2002

                            GARDNER DENVER, INC.

                                EXHIBIT INDEX

EXHIBIT
NO.                                    DESCRIPTION


99.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.