Form 10-K
period 2002-12-31
GARDNER DENVER INC
filed 2003-03-26
CIK 916459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the fiscal year ended December 31, 2002

       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934: For the transition period from            to
                                                     ----------    ------------

                         Commission file number 1-13215
                                                -------

                              GARDNER DENVER, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                       76-0419383
-------------------------------                 -------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)


     1800 Gardner Expressway, Quincy, IL                          62301
--------------------------------------------               --------------------
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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        ---   ---

The aggregate market value of the registrant's voting stock held by non-affiliates as of March 14, 2003 was $293,064,485.

The number of shares outstanding of the registrant's Common Stock, as of March 14, 2003 was 16,031,974.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Gardner Denver, Inc. Proxy Statement, dated March 21, 2003 (incorporated into Part III of this Annual Report on Form 10-K).

    Portions of the 2002 Annual Report to Stockholders (incorporated into Parts I and II of this Annual Report on Form 10-K).

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

In 2002, Gardner Denver had revenues of $418.2 million, of which approximately 84 percent were derived from sales of compressed air products while approximately 16 percent were from sales of pump products. Approximately 63 percent of the total revenues in 2002 were derived from sales in the United States and approximately 37 percent were from sales to customers in various countries outside the United States. Of the total non-U.S. sales, 56 percent were to Europe, 17 percent to Asia, 12 percent to Canada, 12 percent to Latin America and 3 percent to other regions.

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

In January 1998, the Company purchased Champion Pneumatic Machinery Company, Inc. ("Champion"). Champion, located in Princeton, Illinois, is a leading manufacturer of low horsepower reciprocating compressors. Champion opened new market opportunities for Gardner Denver products and expanded the range of reciprocating compressors available to existing distributors of Gardner Denver(R) branded products.

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

In April 1999, the Company acquired Allen-Stuart Equipment Company, Inc. ("Allen-Stuart"), located in Houston, Texas. Allen-Stuart, which also conducts business as the Gardner Denver Engineered Packaging Center, designs, fabricates and services custom-engineered packages for blower and compressor equipment in air and gas applications. This entity also distributes Gardner Denver(R) blowers in Texas. The addition of Allen-Stuart enhanced the Company's ability to supply engineered packages, incorporating the wide range of compressor and blower products manufactured by Gardner Denver.

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

In January 2000, the Company acquired Invincible Airflow Systems, Co. ("Invincible"). Invincible, located in Baltic, Ohio, manufactures single and fabricated multistage centrifugal blowers and engineered vacuum systems. Invincible extended Gardner Denver's product offering for the industrial cleaning market and introduced the Company's centrifugal blowers to new markets.

The Company acquired Jetting Systems & Accessories, Inc. ("JSA") in April 2000 and CRS Power Flow, Inc. ("CRS") in July 2000. JSA and CRS are located in Houston, Texas, and both manufacture aftermarket products for the water jetting industry. These two acquisitions complemented the Company's product offering for the water jetting market and further leveraged Gardner Denver's commitment to being a full service provider in the water jetting industry.

In September 2001, the Company acquired Hamworthy Belliss & Morcom ("Belliss & Morcom"), headquartered in Gloucester, England. Belliss & Morcom manufactures and distributes reciprocating air compressors used for a variety of niche applications, such as polyethylene terephthalate ("PET") bottle blowing, breathing air equipment and compressed natural gas. The acquisition of Belliss & Morcom broadened the Company's range of product offerings, strengthened its distribution and service networks and increased its participation in sales of products with applications that have the potential to grow faster than the overall industrial economy.

In September 2001, the Company also acquired Hoffman Air and Filtration Systems ("Hoffman"). Hoffman, previously headquartered in Syracuse, New York, manufactures and distributes multistage centrifugal blowers and vacuum systems, primarily for wastewater treatment and industrial applications. The acquisition of Hoffman expanded Gardner Denver's product offering and distribution capabilities and enhanced its position as a leading international supplier of centrifugal products to the air and gas handling industry. During 2002, manufacturing of Hoffman products was transferred to the Company's existing centrifugal blower facility in Peachtree City, Georgia.

MARKETS AND PRODUCTS

Gardner Denver designs, manufactures and markets compressed air products and pump products. A description of the particular products manufactured and sold by Gardner Denver in its two reportable segments is set forth below.

Compressed Air Products Segment

In the Compressed Air Products segment, Gardner Denver designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, sliding vane and centrifugal compressors, positive displacement and centrifugal blowers. Sales of compressed air products by Gardner Denver in 2002 were $350.0 million, of which approximately 60 percent were to customers in the United States.

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

Blowers are used to produce a high volume of air at low pressures and vacuums. Centrifugal blowers produce a constant level of pressure and varying volumes of airflow. Positive displacement blowers provide a constant volume of airflow at varying levels of pressure. The Company's positive displacement blowers range from 0 to 36 pounds per square inch gauge (PSIG) pressure and 0-28 inches of mercury ("Hg) vacuum and 0 to 43,000 cubic feet per minute (CFM) and are sold under the trademarks Sutorbilt(R), DuroFlow(R), CycloBlower(R) and TurboTron(R). The Company's multistage centrifugal blowers are sold under the trademarks Lamson(R) and Hoffman(R) and range from 0.5 to 25 PSIG pressure and 0-18 "Hg vacuum and 100 to 50,000 CFM. The Company's rotary sliding vane compressors and vacuum pumps range from 0 to 150 PSIG and 0 to 3,000 CFM and are sold under the trademark Wittig(R).

The Company's engineered vacuum systems are used in industrial cleaning and maintenance and are sold under the Invincible(R) and Cat Vac(R) trademarks.

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

Pump Products Segment

Gardner Denver designs, manufactures, markets and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas production, well servicing and drilling and industrial cleaning and maintenance. Sales of pump products in 2002 were $68.1 million, of which approximately 78 percent were to customers in the United States.

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

The Company's water jetting systems are used in industrial cleaning and maintenance and are sold under the Liqua-Blaster(R) and American Water Blaster(R) trademarks. Applications in this market segment include runway and shiphull cleaning, concrete demolition and metal surface preparation.

For financial information over the past three years on the Company's performance by industry segment and the Company's international sales, refer to Note 15 of the Notes to Consolidated Financial Statements included in Gardner Denver's 2002 Annual Report to Stockholders and incorporated herein by reference.

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

Gardner Denver also provides aftermarket support through its remanufacturing facilities in Indianapolis, Indiana; Fort Worth, Texas; and Mayfield, Kentucky. The Indianapolis operation remanufactures and repairs air ends for rotary screw compressors, blowers and reciprocating compressors. The Fort Worth facility repairs and remanufactures well servicing pumps. The Mayfield operation provides aftermarket parts and repairs for centrifugal compressors.

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

COMPETITION

Gardner Denver's principal competitors in sales of compressed air products include Ingersoll-Rand, Sullair (owned by United Technologies Corporation), Atlas Copco, Quincy Compressor (owned by En Pro Industries), CompAir and Roots. The principal competitors in sales of petroleum pump products include National-Oilwell and SPM Flow Control, Inc. The principal competitors in sales of water jetting systems include NLB Corp., WOMA Apparatebau GmbH and Hammelmann Maschinenfabrik GmbH. Each of the Company's business segments has a strong reputation and the Company's trademarks are recognized both domestically and internationally.

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

Expenditures for research and development sponsored by the Company were $2.4 million in 2002, $2.5 million in 2001 and $3.0 million in 2000.

MANUFACTURING

Gardner Denver has nineteen manufacturing facilities that utilize a broad variety of processes. At its manufacturing locations, the Company maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures, and uses extensive process automation in its manufacturing operations. Most of the manufacturing facilities utilize computer aided numerical control tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant (cell manufacturing). One operator using cell manufacturing can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing the amount of work-in-process and finished product inventories.

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

The Company's largest supplier of iron castings, Atchison Casting Corporation ("Atchison") announced in August 2002 that it would downsize its LaGrange, Missouri foundry ("LaGrange Foundry"), ceasing production and focusing the facility on pattern repair, maintenance and storage. Atchison later decided to completely close this facility. As a result, the Company began to implement its previously developed contingency plan to secure alternative supply sources. The Company does not anticipate that the closure of the LaGrange Foundry will materially impact its long-term financial performance. However, there was a negative impact (approximately $0.01 to $0.03 diluted EPS) on the Company's financial performance in the fourth quarter of 2002, as additional costs were incurred related to expediting castings from new suppliers. The Company currently expects additional negative impact (approximately $0.02 to $0.04 diluted EPS) in the first quarter of 2003, as the Company's plan is carried out and alternative iron casting supply sources are fully integrated into the Company's supply and manufacturing processes. The most significant aspects of this change should be completed by the end of the first quarter of 2003 and the Company expects to benefit going forward from reduced material costs from alternate suppliers.

Historically, the Company has not experienced any significant supply problems in its operations other than the LaGrange Foundry closure noted above; however, there can be no assurance that this will be the case in the future.

BACKLOG

The Company's backlog was approximately $65.3 million at December 31, 2002 as compared to approximately $79.2 million at December 31, 2001. This decrease was primarily due to declining demand of petroleum pump products stemming from lower rig counts. Backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated and which are scheduled for shipment within twelve months. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

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

In the aggregate, patents and trademarks are of considerable importance to the manufacturing and marketing of many of the Company's products. However, the Company does not consider any single patent or trademark, or group of patents or trademarks, to be material to its business as a whole, except for the Gardner Denver(R) trademark. Other important trademarks used by Gardner Denver include DuroFlow(R), Sutorbilt(R), CycloBlower(R), Wittig(R), Lamson(R), Tamrotor(R), OPI(R), Champion(R), Geoquip(R), Belliss & Morcom(R) and Hoffman(R). Joy(R) is a registered trademark of Joy Technologies, Inc. Gardner Denver has the right to use the Joy(R) trademark on aftermarket parts until November 2027. The Company's right to use this trademark on air compressors expired in November 1995. Pursuant to trademark license agreements, Cooper has rights to use the Gardner Denver(R) trademark for certain power tools and Gardner Denver has rights to use the Ajax(R) trademark for petroleum pump products. Gardner Denver has registered its trademarks in the countries where it is deemed necessary.

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

EMPLOYEES

As of February 2003, the Company had approximately 1,900 full-time employees, of which approximately 650, including most of the employees in Finland, Germany and the United Kingdom, were represented by labor unions. In April 2002, the Company and the union at the Quincy, Illinois plant executed a five-year labor contract. The Company believes its current relations with employees are satisfactory.

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

The Company has been identified as a potentially responsible party ("PRP") with respect to eight sites designated for cleanup under federal "Superfund" or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, Gardner Denver was only a small contributor to six of these waste sites and has reached, or is attempting to negotiate, de minimus settlements for their cleanup. The cleanup of the remaining two sites is substantially complete and the Company's future obligations entail a share of the sites' ongoing operating and maintenance expense.

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

AVAILABLE INFORMATION

Our Internet website address is http://www.gardnerdenver.com. We provide copies of the following reports available free of charge through our Internet website, as soon as reasonably practicable after they have been filed with or furnished to the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934: our annual report on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and amendments to those reports. Information on our website does not constitute part of this annual report on Form 10-K.

ITEM 2.  PROPERTIES

As of December 31, 2002, Gardner Denver has nineteen manufacturing plants, three of which are remanufacturing operations, one distribution center, several warehouses and numerous sales offices. The significant facilities are as follows:

                                                                                     Owned
     Location                       Facility Type                      Sq. Feet    or Leased
     --------                       -------------                      --------    ---------
Quincy, Illinois                    Executive, Administrative          604,000       Owned
                                      and Sales Offices;
                                      Manufacturing - pump and
                                      compressed air products
Sedalia, Missouri                   Manufacturing - compressed         325,000       Owned
                                      air products
Princeton, Illinois                 Manufacturing - compressed         130,000       Owned
                                      air products
Peachtree City, Georgia             Administrative and Sales           120,000       Leased
                                      Offices; Manufacturing -
                                      compressed air products
Memphis, Tennessee                  Distribution Center                 98,000       Owned
                                      and Warehouse
Houston, Texas                      Manufacturing - pump                61,000       Leased
                                      products
Fishers, Indiana                    Remanufacturing -                   60,000       Leased
                                      compressed air products
Houston, Texas                      Manufacturing - compressed          57,200       Leased
                                      air products
Baltic, Ohio                        Manufacturing-compressed            48,000       Owned
                                      air products
Tulsa, Oklahoma                     Manufacturing -                     46,000       Owned
                                      pump products
Fort Worth, Texas                   Remanufacturing -                   42,000       Owned
                                      pump products
Mayfield, Kentucky                  Remanufacturing - compressed        41,200       Owned
                                      air products
Tulsa, Oklahoma                     Manufacturing -                     24,000       Leased
                                      pump products
Manteca, California                 Manufacturing and Warehouse -       19,200       Owned
                                      compressed air products
Syracuse, New York                  Sales Office                         9,500       Owned

Oklahoma City, Oklahoma             Sales Office and                     8,000       Owned
                                      Warehouse
Gloucester, United Kingdom          Administrative and Sales           196,000       Owned
                                      Offices; Manufacturing -
                                      compressed air products





Tampere, Finland                    Administrative and Sales           112,500       Leased
                                      Offices; Manufacturing -
                                      compressed air products
Schopfheim, Germany                 Administrative and Sales            93,600       Owned
                                      Offices; Manufacturing -
                                      compressed air products
Toronto, Canada                     Administrative and Sales            10,000       Leased
                                      Offices; Manufacturing -
                                      compressed air products
Sao Paulo, Brazil                   Administrative and Sales            10,000       Leased
                                      Offices
Manchester, United Kingdom          Administrative and Sales            10,000       Leased
                                      Offices; Manufacturing -
                                      compressed air products
Toronto, Canada                     Administrative and Sales             9,000       Leased
                                      Offices; Manufacturing -
                                      compressed air products
Bezons, France                      Administrative and Sales             6,300       Leased
                                      Offices

The Peachtree City, Georgia facility is currently leased from the Fayette County Development Authority in connection with industrial revenue bond financing. The Company has an option to purchase the property at a nominal price when the bonds are repaid in 2018.

In 2002, the Company announced it would close its Syracuse, New York facility acquired in the Hoffman acquisition. As a result, the manufacturing of the Hoffman centrifugal blower product line was transferred to the Company's existing centrifugal blower facility in Peachtree City, Georgia and the 107,000 square foot Syracuse plant was shut down, remains idle and is offered for sale.

The Company leases sales office space in various U.S. locations and foreign countries, and warehouse space in Singapore and Finland.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions under "Contingencies" contained on pages 17 and 18 and under Note 13 contained on page 37 of Gardner Denver's 2002 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of the stockholders.

                        EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of the Company, their positions with the Company, business history and certain other information, as of March 15, 2003, are set forth below. These officers serve at the pleasure of the Board of Directors.

       Name                                    Office                                  Age
       ----                                    ------                                  ---

Ross J. Centanni       Chairman, President and Chief Executive Officer                  57
Michael Carney         Vice President and General Manager,                              45
                         Blower Division
Helen W. Cornell       Vice President, Strategic Planning and Operations Support        44
Steven M. Krivacek     Vice President, Human Resources                                  54
Tracy D. Pagliara      Vice President, General Counsel and Secretary                    40
Philip R. Roth         Vice President, Finance and Chief Financial Officer              52
J. Dennis Shull        Vice President and General Manager,                              54
                         Compressor Division
Richard C. Steber      Vice President and General Manager,                              52
                         Pump Division

Ross J. Centanni, age 57, has been President and Chief Executive Officer and a director of Gardner Denver since its incorporation in November 1993. He has been Chairman of Gardner Denver's Board of Directors since November 1998. Prior to Gardner Denver's spin-off from Cooper, he was Vice President and General Manager of Gardner Denver's predecessor, the Gardner-Denver Industrial Machinery Division, where he also served as Director of Marketing from August 1985 to June 1990. He has a B.S. degree in industrial technology and an M.B.A. degree from Louisiana State University. Mr. Centanni is a director of Esterline Technologies, a publicly held manufacturer of components for avionics, propulsion and guidance systems, and Denman Services, Inc., a privately held supplier of medical products. He is also a member of the Petroleum Equipment Suppliers Association Board of Directors and the Executive Committee of the International Compressed Air and Allied Machinery Committee.

Michael S. Carney, age 45, joined the Company as Vice President and General Manager, Gardner Denver Blower Division in November 2001. Prior to joining Gardner Denver, Mr. Carney worked for Woods Equipment Company from 1995 to May 2001. The last position he held with Woods was Vice President, Construction Business. From 1979 to 1995, Mr. Carney worked for General Electric Company in various management positions. Mr. Carney has a B.S.M.E. from the University of Notre Dame, a M.S.E.E. from the University of Cincinnati, and an M.S.I.A. from Purdue University.

Helen W. Cornell, age 44, has been Vice President, Strategic Planning and Operations Support of the Company since August 2001. She served as Vice President, Compressor Operations for the Compressor and Pump Division from April 2000 until being appointed to her present position. From November 1993 until accepting her operations role, Ms. Cornell held positions of increasing responsibility as the Corporate Secretary and Treasurer of the Company, serving in the role of Vice President, Corporate Secretary and Treasurer from April 1996 until April 2000. She holds a B.S. degree in accounting from the University of Kentucky and an M.B.A. from Vanderbilt University. She is a Certified Public Accountant and a Certified Management Accountant.

Steven M. Krivacek, age 54, has been Vice President, Human Resources for Gardner Denver since March 1995. He previously served the Company as Director of Human Resources from 1986 until his promotion. Mr. Krivacek has a B.A. in economics from California University of Pennsylvania and an M.A. in industrial relations from St. Francis University.

Tracy D. Pagliara, age 40, has been Vice President, General Counsel and Secretary of Gardner Denver since August 2000. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara, a Certified Public Accountant, has a B.S. degree in accounting and Juris Doctorate degree from the University of Illinois.

Philip R. Roth, age 52, joined the Company as Vice President, Finance and Chief Financial Officer in May 1996. Prior to joining Gardner Denver, Mr. Roth was employed by Emerson Electric Co. for fifteen years, most recently as the Vice President, Finance and Chief Financial Officer of the Wiegand Industrial Division. Mr. Roth, a Certified Public Accountant, received his B.S. degree in Business Administration from the University of Missouri and an M.B.A. from the Olin School of Business at Washington University.

J. Dennis Shull, age 54, has been Vice President and General Manager, Gardner Denver Compressor Division since January 2002. He previously served the Company as Vice President and General Manager, Gardner Denver Compressor and Pump Division since its organization in August 1997. Prior to August 1997, he served as Vice President, Sales and Marketing since the Company's incorporation in November 1993. From August 1990 until November 1993, Mr. Shull was the Director of Marketing for the Division. Mr. Shull has a B.S. degree in business from Northeast Missouri State University and an M.A. in business from Webster University.

Richard C. Steber, age 52, joined the Company as Vice President and General Manager of the Gardner Denver Pump Division in January 2002. Prior to joining Gardner Denver, he was employed by Goulds Pumps, a division of ITT Industries, for twenty-five years, most recently as the President and General Manager. He previously held positions of Vice President for both the sales and marketing organizations at Goulds Pumps, with domestic and international responsibility. Mr. Steber has a B.S. degree in engineering from the State University of New York College of Environmental Science and Forestry at Syracuse University.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information under "Stock Information" and "Dividends," contained on page 40 of Gardner Denver's 2002 Annual Report to Stockholders, is hereby incorporated herein by reference. The information in Item 12 under "Equity Compensation Plan Information" contained on page 16 of this annual report on Form 10-K is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information under "Financial History," contained on page 12 of Gardner Denver's 2002

Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under "Management's Discussion and Analysis," contained on pages 13 through 19 of Gardner Denver's 2002 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under "Management's Discussion and Analysis - Market Risk," contained on page 17 of Gardner Denver's 2002 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information under "Reports of Independent Public Accountants" and "Consolidated Financial Statements and Notes," contained on pages 21 through 39 of Gardner Denver's 2002 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 26, 2002, the Board of Directors of Gardner Denver, Inc. ("Gardner Denver"), based on the recommendation of its Audit Committee, dismissed Arthur Andersen LLP ("Andersen") as Gardner Denver's independent public accountants and engaged KPMG LLP ("KPMG") to serve as Gardner Denver's independent public accountants for the fiscal year 2002, effective immediately.

Andersen's audit reports on Gardner Denver's consolidated financial statements for each of the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2001 and 2000 and through June 26, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on Gardner Denver's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Gardner Denver requested Andersen to furnish a letter addressed to the Securities and Exchange Commission stating whether Andersen agreed with the statements made above by Gardner Denver. A copy of that letter addressed to the Securities and Exchange Commission, dated June 28, 2002, was included as Exhibit 16 to Gardner Denver Inc.'s Form 8-K, filed July 1, 2002.

During the years ended December 31, 2001 and 2000 and through June 26, 2002, Gardner Denver did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Gardner Denver's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors contained under "Election of Directors," "Nominees for Election," and "Directors Whose Terms of Office Will Continue After the Meeting" contained on pages 2 through 4 of the Gardner Denver Proxy Statement, dated March 21, 2003, is hereby incorporated herein by reference. Information concerning the Company's executive officers is contained in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information related to executive compensation contained under "Committees, Compensation and Governance of the Board of Directors" on pages 4 through 8, "Executive Management Compensation" on pages 10 through 13 and "Employee and Executive Benefit Plans" contained on pages 18 through 19 of the Gardner Denver Proxy Statement, dated March 21, 2003, is hereby incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under "Security Ownership of Management and Certain Beneficial Owners" contained on pages 8 through 10 of the Gardner Denver Proxy Statement, dated March 21, 2003, is hereby incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2002, with respect to compensation plans which equity securities of the Registrant are authorized for issuance:

---------------------------------------------------------------------------------------------------------------------
                                                                                                 Number of securities
                                                                                              remaining available for
                                 Number of securities to be    Weighted-average exercise        future issuance under
                                    issued upon exercise of         price of outstanding    equity compensation plans
                                       outstanding options,        options, warrants and        (excluding securities
Plan Category                           warrants and rights                       rights     reflected in column (A))
                                              (A)                           (B)                         (C)
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                      1,297,280                       $17.15                    1,045,454
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                             --                           --                           --
---------------------------------------------------------------------------------------------------------------------
Total                                             1,297,280                       $17.15                    1,045,454
---------------------------------------------------------------------------------------------------------------------

The number of securities remaining available for future issuance under the Company's Long-Term Incentive Plan and Employee Stock Purchase Plan were 792,532 and 252,922, respectively, at December 31, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)    Documents filed as part of this Annual Report
       ---------------------------------------------

       1. Financial Statements and the related report of independent public accountants are incorporated by reference to the pages shown below in Gardner Denver's 2002 Annual Report to Stockholders. Pursuant to Rule 2-02(e) of Regulation S-X, our 2002 Annual Report includes a copy of the prior year's Report of Independent Public Accountants from the prior independent public accountants, Arthur Andersen LLP ("Andersen"). The report was previously issued by Andersen, for our Annual Report for fiscal year 2001 and incorporated by reference into our annual report on Form 10-K for the year ended December 31, 2001, and has not been reissued by Andersen. The report refers to previous consolidated financial statements that are not included in the 2002 Annual Report or this filing (consisting of the consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999). After reasonable efforts, and due to the fact that Andersen has ceased operations, we were unable to obtain a reissued report and Andersen did not consent to the inclusion of its previously issued report in our 2002 Annual Report or this filing. Because Andersen did not consent to the inclusion of its report in our 2002 Annual Report or this filing, it may be difficult to seek remedies against Andersen and the ability to seek relief against Andersen may be impaired. See Exhibit 23.2 to this annual report on Form 10-K for further discussion.

                                                                  Page No.
                                                                  --------

       Reports of Independent Public Accountants                     21

       Consolidated Statements of Operations for Each of
       the Three Years in the Period Ended December 31, 2002         22

       Consolidated Balance Sheets as of
       December 31, 2002 and December 31, 2001                       23

       Consolidated Statements of Stockholders' Equity for
       Each of the Three Years in the Period Ended
       December 31, 2002                                             24

       Consolidated Statements of Cash Flows for Each of the
       Three Years in the Period Ended December 31, 2002             25

       Notes to Consolidated Financial Statements                 26-39

       The financial statement schedules listed below should be read in conjunction with the financial statements listed above. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes hereto.

2.     Schedules
       ---------

             Report of KPMG                                                S-1

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

         4.1 Rights Agreement dated as of January 18, 1995, between Gardner Denver Machinery Inc. and First Chicago Trust Company of New York as Rights Agent, filed as Exhibit 4.0 to Gardner Denver Machinery Inc.'s Current Report on Form 8-K, dated January 18, 1995 (File No. 001-13215), and incorporated herein by reference.

         4.2 Note Purchase Agreement, dated as of September 26, 1996, filed as Exhibit 4.0 to Gardner Denver Machinery Inc.'s Quarterly Report on Form 10-Q, dated November 14, 1996 File No. 001-13215), and incorporated herein by reference.

         4.2.1 Second Amendment dated August 31, 2001, to the Note Purchase Agreement dated as of September 26, 1996 filed as Exhibit
                   4.2.1 on Form 10-Q, dated November 13, 2001 (File
                   No. 001-13215), and incorporated herein by reference.

         10.0+ Amended and Restated Credit Agreement dated March 6, 2002, among Bank One, NA (formerly known as The First National Bank of Chicago) and the lenders named therein, filed as Exhibit
                   10.0 to Gardner Denver, Inc's Form 10-K, dated March 28, 2002, and incorporated herein by reference.

         10.1* Gardner Denver, Inc. Long-Term Incentive Plan, as amended and filed as Exhibit 10.1 on Gardner Denver, Inc's Form 10-Q, dated August 13, 2002, and incorporated herein by reference.

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

         10.4* Amended and Restated Form of Indemnification Agreements entered into between Gardner Denver, Inc. and its directors, officers or representatives, filed as Exhibit 10.4 to Gardner Denver, Inc's Form 10-K, dated March 28, 2002, and incorporated herein by reference.

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

         10.12* Form of Gardner Denver Inc. Long-Term Cash Bonus Agreement between Gardner Denver, Inc. and executive bonus award participants, filed as Exhibit 10.12 to Gardner Denver, Inc's Form 10-K dated March 28, 2002, and incorporated herein by reference.

         10.13* Change in Control Agreement dated August 1, 2002, entered into between Gardner Denver, Inc. and its Chief Executive Officer, filed as Exhibit 10.13 to Gardner Denver, Inc.'s Quarterly Report on 10-Q, dated August 13, 2002, and incorporated herein by reference.

         10.14* Form of Change in Control Agreement dated August 1, 2002, entered into between Gardner Denver, Inc. and its executive officers, filed as Exhibit 10.14 to Gardner Denver, Inc.'s Quarterly Report on 10-Q, dated August 13, 2002, and incorporated herein by reference.

         13.0      The following portions of the Gardner Denver, Inc.
                   2002 Annual Report to Stockholders.
                                                                       Page No.
                                                                       --------
                   Financial History                                        12
                   Management's Discussion and Analysis                  13-19
                   Reports of Independent Public Accountants                21
                   Consolidated Statements of Operations                    22
                   Consolidated Balance Sheets                              23
                   Consolidated Statements of Stockholders' Equity          24
                   Consolidated Statements of Cash Flows                    25
                   Notes to Consolidated Financial Statements            26-39
                   Stock Information                                        40
                   Dividends                                                40

         21.0      Subsidiaries of Gardner Denver, Inc.

         23.1      Consent of KPMG.

         23.2      Information Regarding Consent of Arthur Andersen LLP.

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

       There were no reports on Form 8-K during the quarter ended
December 31, 2002.

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

Date: March 26, 2003


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                                 Title                       Date
        ---------                                 -----                       ----

/s/Ross J. Centanni                   Chairman, President and CEO         March 26, 2003
---------------------------           (Principal Executive Officer)
(Ross J. Centanni)                    and Director

/s/Philip R. Roth                     Vice President, Finance and CFO     March 26, 2003
---------------------------           (Principal Financial Officer)
(Philip R. Roth)

/s/Daniel C. Rizzo, Jr.               Vice President and Corporate        March 26, 2003
---------------------------           Controller (Chief Accounting
(Daniel C. Rizzo, Jr.)                Officer)

*Donald G. Barger, Jr.                Director                            March 26, 2003
---------------------------
(Donald G. Barger, Jr.)

*Frank J. Hansen                      Director                            March 26, 2003
---------------------------
(Frank J. Hansen)

*Raymond R. Hipp                      Director                            March 26, 2003
---------------------------
(Raymond R. Hipp)

*Thomas M. McKenna                    Director                            March 26, 2003
---------------------------
(Thomas M. McKenna)

*Diane K. Schumacher                  Director                            March 26, 2003
---------------------------
(Diane K. Schumacher)

*Richard L. Thompson                  Director                            March 26, 2003
---------------------------
(Richard L. Thompson)




*By /s/Tracy D. Pagliara
    ---------------------------------------
    (Tracy D. Pagliara, as Attorney-In-Fact
    for each of the persons indicated)

CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER

I, Ross J. Centanni, certify that:

1. I have reviewed this annual report on Form 10-K of Gardner Denver, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   By: /s/ Ross J. Centanni
                                                      -------------------------
                                                      Ross J. Centanni
                                                      Chairman, President & CEO
March 26, 2003

CERTIFICATIONS OF PRINCIPAL FINANCIAL OFFICER

I, Philip R. Roth, certify that:

1. I have reviewed this annual report on Form 10-K of Gardner Denver, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             By: /s/ Philip R. Roth
                                                -----------------------------
                                                Philip R. Roth
                                                Vice President, Finance & CFO
March 26, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
of Gardner Denver, Inc.:

Under date of February 3, 2003, we reported on the consolidated balance sheet of Gardner Denver, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002, which are included in the 2002 annual report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included in the 2002 annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. The consolidated financial statements and the related financial statement schedule of Gardner Denver, Inc. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. In their report dated February 6, 2002, except with respect to the matter discussed in Note 9, as to which the date is March 6, 2002, those auditors stated that the supplementary information for the years ended December 31, 2001 and 2000, included in Schedule II was subjected to auditing procedures applied in their audit of the 2001 and 2000 basic financial statements and, in their opinion, fairly stated in all material respects, the financial data required to be set forth therein in relation to the basic financial statements for the years ended December 31, 2001 and 2000, taken as a whole.

In our opinion, such financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," in the year ending December 31, 2002.


/s/ KPMG LLP


St. Louis, Missouri
February 3, 2003


                                                                         S-1

                REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS


Pursuant to Rule 2-02(e) of Regulation S-X, below is a copy of the prior year's Report of Independent Public Accountants from the prior independent public accountants, Arthur Andersen LLP ("Andersen"). This report was previously issued by Andersen, for filing with our annual report on Form 10-K for fiscal year 2001. This report refers to previous consolidated financial statements that are not included in the 2002 annual report on Form 10-K (consisting of the consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999). After reasonable efforts, and due to the fact that Andersen has ceased operations, we have been unable to obtain a reissued report and Andersen has not consented to the inclusion of its previously issued report in this 2002 annual report on Form 10-K. Because Andersen has not consented to the inclusion of its report in this annual report on Form 10-K, it may be difficult to seek remedies against Andersen and the ability to seek relief against Andersen may be impaired. See Exhibit 23.2 to this annual report on Form 10-K for further discussion.



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



ARTHUR ANDERSEN LLP


St. Louis, Missouri
February 6, 2002
(except with respect to the matter discussed in Note 9, as to which the date is March 6, 2002)

                                                GARDNER DENVER, INC.
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           FOR THE YEAR ENDED DECEMBER 31,
                                               (dollars in thousands)


                                             BALANCE AT   CHARGED TO       CHARGED TO                   BALANCE AT
                                            BEGINNING OF   COSTS AND         OTHER                        END OF
        DESCRIPTION                             YEAR       EXPENSES        ACCOUNTS (1)  DEDUCTIONS        YEAR
        -----------                         ------------  ----------       ------------  ----------     ----------
2002
----

Allowance for doubtful accounts                $5,229       $1,905             $303       $(2,158)        $5,279


2001
----

Allowance for doubtful accounts                $5,169       $  708             $454       $(1,102)        $5,229


2000
----

Allowance for doubtful accounts                $4,838       $  635             $108       $  (412)        $5,169

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

3.2      ByLaws of Gardner Denver, Inc., as amended on July 31 2001, filed as
         Exhibit 3.2 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q, dated August 13, 2001, and incorporated herein by reference.

4.1 Rights Agreement dated as of January 18, 1995, between Gardner Denver Machinery Inc. and First Chicago Trust Company of New York as Rights Agent, filed as Exhibit 4.0 to Gardner Denver Machinery Inc.'s Current Report on Form 8-K, dated January 18, 1995 (File No. 001-13215), and incorporated herein by reference.

4.2      Note Purchase Agreement, dated as of September 26, 1996, filed as
         Exhibit 4.0 to Gardner Denver Machinery Inc.'s Quarterly Report on Form 10-Q, dated November 14, 1996 (File No. 001-13215), and incorporated herein by reference.

4.2.1 Second Amendment dated August 31, 2001, to the Note Purchase Agreement dated as of September 26, 1996 filed as Exhibit 4.2.1 on Form 10-Q, dated November 13, 2001 (File No. 001-13215), and incorporated herein by reference.

10.0+ Amended and Restated Credit Agreement dated March 6, 2002, among Bank One, NA (formerly known as The First National Bank of Chicago) and the lenders named therein, filed as Exhibit 10.0 to Gardner Denver, Inc.'s Form 10-K, dated March 28, 2002, and incorporated herein by reference.

10.1*    Gardner Denver, Inc. Long-Term Incentive Plan, as amended and filed as
         Exhibit 10.1 to Gardner Denver, Inc.'s Form 10-Q dated August 13, 2002, and incorporated herein by reference.

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

10.4* Amended and Restated Form of Indemnification Agreements between Gardner Denver,

         Inc. and its directors, officers or representatives, filed as
         Exhibit 10.4 to Gardner Denver, Inc's Form 10-K, dated March 28, 2002, and incorporated herein by reference.

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

10.12* Form of Gardner Denver, Inc. Long-Term Cash Bonus Agreement between Gardner Denver, Inc. and executive bonus award participants, filed as
         Exhibit 10.12 to Gardner Denver, Inc.'s Form 10-K, dated March 28, 2002, and incorporated herein by reference

10.13* Change in Control Agreement dated August 1, 2002, entered into between Gardner Denver, Inc. and its Chief Executive Officer, filed as Exhibit
         10.13 to Gardner Denver, Inc.'s Quarterly Report on 10-Q, dated August 13, 2002, and incorporated herein by reference.

10.14* Form of Change in Control Agreement dated August 1, 2002, entered into between Gardner Denver, Inc. and its executive officers, filed as
         Exhibit 10.14 to Gardner Denver, Inc.'s Quarterly Report on 10-Q, dated August 13, 2002, and incorporated herein by reference.

13.0 The following portions of the Gardner Denver, Inc. 2002 Annual Report to Stockholders.

                                                                   Page No.
                                                                   --------

             Financial History                                        12
             Management's Discussion and Analysis                  13-19
             Reports of Independent Public Accountants                21
             Consolidated Statements of Operations                    22
             Consolidated Balance Sheets                              23
             Consolidated Statements of Stockholders' Equity          24
             Consolidated Statements of Cash Flows                    25
             Notes to Consolidated Financial Statements            26-39
             Stock Information                                        40
             Dividends                                                40

21.0     Subsidiaries of Gardner Denver, Inc.

23.1     Consent of KPMG.

23.2     Information Regarding Consent of Arthur Andersen, LLP.

24.0 Powers of Attorney from members of the Gardner Denver, Inc. Board of Directors.

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the SEC upon request.

*  Indicates management contract or compensatory plan or arrangement.