Form 10-Q
period 2003-03-31
GARDNER DENVER INC
filed 2003-05-08
CIK 916459

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

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
         Yes      X        No
            --------------   ------------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
         Yes      X        No
            --------------   ------------

         Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of April 25, 2003: 16,045,709 shares.

===============================================================================

                                   PART I
                            FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                        GARDNER DENVER, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share amounts)
                                            (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ----------------------------
                                                                        2003                2002
                                                                      --------            --------
Revenues                                                              $101,491            $106,609

Costs and Expenses:
    Cost of sales (excluding depreciation
         and amortization)                                              70,774              74,602
    Depreciation and amortization                                        3,546               3,548
    Selling and administrative expenses                                 20,677              19,972
    Interest expense                                                     1,205               1,682
    Other expense (income), net                                            113                (132)
                                                                      --------            --------

Income before income taxes                                               5,176               6,937
Provision for income taxes                                               1,656               2,359
                                                                      --------            --------

Net income                                                            $  3,520            $  4,578
                                                                      ========            ========


Basic earnings per share                                              $   0.22            $   0.29
                                                                      ========            ========
Diluted earnings per share                                            $   0.22            $   0.29
                                                                      ========            ========









                   The accompanying notes are an integral part of this statement.

                                        GARDNER DENVER, INC.
                                     CONSOLIDATED BALANCE SHEET
                              (in thousands, except per share amounts)

                                                                         (UNAUDITED)
                                                                          MARCH 31,       DECEMBER 31,
                                                                            2003              2002
                                                                         -----------      ------------
                  ASSETS
Current assets:
     Cash and equivalents                                                 $ 21,065          $ 25,667
     Receivables, net                                                       69,091            74,490
     Inventories, net                                                       71,102            67,448
     Deferred income taxes                                                   5,378             5,902
     Other                                                                   3,603             4,268
                                                                          --------          --------
         Total current assets                                              170,239           177,775
                                                                          --------          --------

Property, plant and equipment, net                                          75,370            76,162
Goodwill                                                                   202,441           201,761
Other intangibles, net                                                       9,668             9,418
Deferred income taxes                                                        2,787             3,611
Other assets                                                                 3,643             3,454
                                                                          --------          --------
         Total assets                                                     $464,148          $472,181
                                                                          ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                                $  7,500          $  7,500
     Accounts payable and accrued liabilities                               63,543            70,160
                                                                          --------          --------
         Total current liabilities                                          71,043            77,660
                                                                          --------          --------

Long-term debt, less current maturities                                    104,030           112,663
Postretirement benefits other than pensions                                 34,149            34,539
Other long-term liabilities                                                 25,082            24,396
                                                                          --------          --------
         Total liabilities                                                 234,304           249,258
                                                                          --------          --------

Stockholders' equity:
     Common stock, $0.01 par value; 50,000 shares
         authorized; 16,040 shares issued and
         outstanding at March 31, 2003                                         178               177
     Capital in excess of par value                                        172,763           171,047
     Treasury stock at cost, 1,717 shares at
         March 31, 2003                                                    (25,833)          (25,819)
     Retained earnings                                                      85,183            81,664
     Accumulated other comprehensive loss                                   (2,447)           (4,146)
                                                                          --------          --------
         Total stockholders' equity                                        229,844           222,923
                                                                          --------          --------
         Total liabilities and stockholders' equity                       $464,148          $472,181
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

                                        GARDNER DENVER, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (in thousands)
                                             (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     ------------------------------
                                                                       2003                  2002
                                                                     --------              --------
Cash flows from operating activities:
    Net income                                                       $  3,520              $  4,578
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                  3,546                 3,548
         Net loss (gain) on asset dispositions                              3                   (20)
         Stock issued for employee benefit plans                          889                   603
         Deferred income taxes                                          1,339                  (164)
    Changes in assets and liabilities:
         Receivables                                                    5,982                 4,293
         Inventories                                                   (3,433)                1,694
         Accounts payable and accrued liabilities                      (7,100)               (9,078)
         Other assets and liabilities, net                                606                (1,534)
                                                                     --------              --------
             Net cash provided by operating activities                  5,352                 3,920
                                                                     --------              --------
Cash flows from investing activities:
    Capital expenditures                                               (2,765)               (1,982)
    Disposals of plant and equipment                                       23                    41
                                                                     --------              --------
             Net cash used in investing activities                     (2,742)               (1,941)
                                                                     --------              --------

Cash flows from financing activities:
    Principal payments on long-term debt                              (12,633)              (12,518)
    Proceeds from long-term debt                                        4,000                 5,000
    Proceeds from stock options                                           828                 1,468
    Purchase of treasury stock                                            (14)                   --
    Other                                                                  (3)                 (639)
                                                                     --------              --------
             Net cash used in financing activities                     (7,822)               (6,689)
                                                                     --------              --------

Effect of exchange rate changes on cash and
       equivalents                                                        610                  (499)
                                                                     --------              --------

Decrease in cash and equivalents                                       (4,602)               (5,209)
                                                                     --------              --------
Cash and equivalents, beginning of period                              25,667                29,980
                                                                     --------              --------
Cash and equivalents, end of period                                  $ 21,065              $ 24,771
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

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such financial statements, have been included.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Gardner Denver's Annual Report on Form 10-K for the year ended December 31, 2002.

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2.  INVENTORIES.

                                                         MARCH 31,           DECEMBER 31,
                                                            2003                 2002
                                                         ---------           ------------
Raw materials, including parts and
  subassemblies                                           $35,386              $35,675
Work-in-process                                            11,203                9,077
Finished goods                                             27,024               25,355
Perishable tooling and supplies                             2,457                2,456
                                                          -------              -------
                                                           76,070               72,563
Excess of current standard costs
  over LIFO costs                                          (4,968)              (5,115)
                                                          -------              -------
      Inventories, net                                    $71,102              $67,448
                                                          =======              =======


NOTE 3.  GOODWILL AND OTHER INTANGIBLE ASSETS.

The changes in the carrying amount of goodwill attributable to each business segment for the three months ended March 31, 2003, are as follows:

                                                                       COMPRESSED                        PUMP
                                                                      AIR PRODUCTS                     PRODUCTS
                                                                      ------------                     --------

Balance as of December 31, 2002                                         $176,230                       $25,531
   Foreign currency translation                                              680                           ---
                                                                        --------                       -------
Balance as of March 31, 2003                                            $176,910                       $25,531
                                                                        ========                       =======

Other intangible assets at March 31, 2003 consisted of the following:

                                                                     GROSS CARRYING             ACCUMULATED
                                                                         AMOUNT                 AMORTIZATION
                                                                     --------------             ------------
Amortized intangible assets:
  Acquired technology                                                    $11,756                  $(7,292)
  Other                                                                    4,232                   (1,985)

Unamortized intangible assets:
  Trademarks                                                               2,957                       --
                                                                         -------                  -------
    Total other intangible assets                                        $18,945                  $(9,277)
                                                                         =======                  =======

Amortization of intangible assets for the three months ended March 31, 2003, was $0.3 million. Amortization of intangible assets is anticipated to be approximately $1.5 to $2.0 million per year for 2003 through 2007.

NOTE 4.  ACCRUED PRODUCT WARRANTY

The change in the Company's accrued product warranty liability from December 31, 2002 to March 31, 2003 was as follows:

Balance as of December 31, 2002                              $ 7,060
Product warranty accruals                                        892
Settlements                                                   (1,113)
Other (primarily foreign currency translation)                    44
                                                             -------
Balance as of March 31, 2003                                 $ 6,883
                                                             =======

NOTE 5.  EARNINGS PER SHARE.

The following table details the calculation of basic and diluted earnings per share:

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH  31,
                                                                                --------------------------
                                                                                 2003                2002
                                                                                -------            -------
Basic EPS:
     Net income                                                                 $ 3,520            $ 4,578
                                                                                =======            =======

Shares:
     Weighted average number of common
       shares outstanding                                                        16,010             15,757
                                                                                =======            =======

Basic earnings per common share                                                 $  0.22            $  0.29
                                                                                =======            =======



                                                                                   THREE MONTHS ENDED
                                                                                       MARCH  31,
                                                                                --------------------------
                                                                                 2003                2002
                                                                                -------            -------
Diluted EPS:
     Net income                                                                 $ 3,520            $ 4,578
                                                                                =======            =======

Shares:
     Weighted average number of common
       shares outstanding                                                        16,010             15,757
     Assuming conversion of dilutive stock options
       issued and outstanding                                                       161                240
                                                                                -------            -------
     Weighted average number of common
       shares outstanding, as adjusted                                           16,171             15,997
                                                                                =======            =======

Diluted earnings per common share                                               $  0.22            $  0.29
                                                                                =======            =======

NOTE 6.  STOCK-BASED COMPENSATION PLANS.

As allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company measures its compensation cost of equity instruments issued under employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted during the three months ended March 31, 2003 and 2002 were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; and accordingly, no compensation expense has been recognized. If the Company had accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, net income and basic and diluted earnings per share would have been as follows:

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       ------------------
                                                                         2003       2002
                                                                       -------    -------
Net income, as reported                                                $ 3,520    $ 4,578
Less: Total stock-based employee compensation
  expense determined under fair value method for all
  awards, net of related tax effects                                       328        312
                                                                       -------    -------

Pro forma net income                                                   $ 3,192    $ 4,266
                                                                       =======    =======

Basic earnings per common share, as reported                           $  0.22    $  0.29
                                                                       =======    =======

Basic earnings per common share, pro forma                             $  0.20    $  0.27
                                                                       =======    =======

Diluted earnings per common share, as reported                         $  0.22    $  0.29
                                                                       =======    =======

Diluted earnings per common share, pro forma                           $  0.20    $  0.27
                                                                       =======    =======

Compensation costs charged against income (net of tax) for restricted stock issued under the Company's Incentive Plan totaled $0.2 million in the three months ended March 31, 2003. There was no restricted stock issued in the prior year period.

NOTE 7.  COMPREHENSIVE INCOME.

For the three months ended March 31, 2003 and 2002, comprehensive income was $5.2 million and $2.9 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments.

NOTE 8.  CASH FLOW INFORMATION.

In the first three months of 2003 and 2002, the Company paid $0.8 million and $0.5 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first three months of 2003 and 2002, was $1.5 million and $1.4 million, respectively.

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

NOTE 10.  SEGMENT INFORMATION.

                                                                              THREE MONTHS ENDED
                                                                                   MARCH  31,
                                                                           ------------------------
                                                                              2003          2002
                                                                           ----------     ---------
Revenues:
    Compressed Air Products                                                $   87,186     $  88,511
    Pump Products                                                              14,305        18,098
                                                                           ----------     ---------
       Total                                                               $  101,491     $ 106,609
                                                                           ==========     =========

Operating Earnings:
    Compressed Air Products                                                $    6,576     $   7,340
    Pump Products                                                                 (82)        1,147
                                                                           ----------     ---------
       Total                                                                    6,494         8,487
    Interest expense                                                            1,205         1,682
    Other expense (income), net                                                   113          (132)
                                                                           ----------     ---------
       Income before income taxes                                          $    5,176     $   6,937
                                                                           ==========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

        PERFORMANCE IN THE QUARTER ENDED MARCH 31, 2003 COMPARED WITH
                      THE QUARTER ENDED MARCH 31, 2002

Revenues

Revenues decreased $5.1 million to $101.5 million for the three months ended March 31, 2003, compared to $106.6 million in the same period of 2002 primarily due to lower revenues in the Pump Products segment.

For the three months ended March 31, 2003, revenues for the Compressed Air Products segment decreased $1.3 million (1%) to $87.2 million, compared to the same period of 2002. Excluding the favorable impact of changes in foreign currency exchange rates, revenues in this segment decreased $5.6 million (6%) due to a softer U.S. industrial economy, which weakened demand for domestic compressors and blowers. Pump Products segment revenues declined $3.8 million (21%) to $14.3 million for the three months ended March 31, 2003, compared to the same period of 2002. The depressed demand for petroleum pump products resulted from previously low levels of rig count, which began negatively impacting order rates in the second half of 2001. In 2002, Pump Products segment revenues were primarily supported by drilling pump backlog carried over from 2001 orders.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the three months ended March 31, 2003 decreased $1.3 million (4%) to $30.7 million compared to the same period of 2002. Gross margin as a percentage of revenues (gross margin percentage) increased to 30.3% in the three-month period of 2003 from 30.0% in the same period of 2002. This increase in the gross margin percentage was principally attributable to an overall favorable sales mix change (in part relating to decreased pump product sales) and ongoing cost reduction projects, including acquisition integration efforts. These positive factors were partially offset by incremental costs to expedite castings from new suppliers as a result of the closure of the Company's largest supplier of iron castings (see further discussion in the "Outlook" section below).

Selling and administrative expenses increased in the three-month period of 2003 by 4% to $20.7 million from $20.0 million in the same period of 2002 primarily due to unfavorable changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rate changes, selling and administrative expenses decreased approximately 1% due to cost reduction efforts, including acquisition integration efforts. These cost reductions were partially offset by higher compensation and fringe benefit costs. Selling and administrative expenses as a percentage of revenues increased to 20.4% for the three-month period of 2003 compared to 18.7% in 2002 primarily as a result of the decline in revenues and higher compensation and fringe benefit costs.

Other expense (income), net decreased $0.2 million compared to the prior year period primarily due to foreign currency translation losses generated from U.S. dollar denominated balances of foreign subsidiaries in 2003. Transaction gains were recorded on these balances in 2002 due to favorable changes in foreign currency exchange rates.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) of 7.5% for the three-month period ended March 31, 2003, a decrease from 8.3% for the same period of 2002. This decrease was primarily attributable to higher compensation and fringe benefit costs, shipment of lower margin engineered packages and incremental costs to expedite castings from new suppliers. These negative factors were partially offset by cost reduction efforts, including the integration of an acquired facility into the Company's existing operations in Peachtree City, GA.

The Pump Products segment generated an operating loss of 0.6% of revenues for the three-month period ended March 31, 2003, compared to an operating margin of 6.3% for the same period in 2002. This decrease was primarily attributable to the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base. Also contributing to the operating loss were higher compensation and fringe benefit costs and an unfavorable sales mix stemming from a lower percentage of sales from drilling pumps which carry higher margins than other pump products.

Interest expense decreased $0.5 million (28%) to $1.2 million for the three months ended March 31, 2003, compared to $1.7 million for the same period of 2002 due to lower average borrowings. The average interest rate for both three-month periods was 4.1%.

Income before income taxes decreased $1.8 million (25%) to $5.2 million for the three months ended March 31, 2003, compared to the same period of 2002. This decrease is primarily the result of decreased leverage of fixed costs over a lower revenue base for both segments and higher compensation and fringe benefit costs. These negative factors were partially offset by cost reduction efforts, including acquisition integration and favorable changes in foreign currency rates.

The provision for income taxes decreased by $0.7 million to $1.7 million for the three-month period of 2003, compared to $2.4 million in 2002, as a result of the lower income before taxes and a lower overall effective tax rate. The Company's effective tax rate for the three months ended March 31, 2003 decreased to 32.0%, compared to 34.0% in the prior year period, principally as a result of a higher proportion of Extraterritorial Income Exclusion (EIE) benefit from U.S. export sales relative to pretax income.

Net income for the three months ended March 31, 2003 decreased $1.1 million (23%) to $3.5 million ($0.22 diluted earnings per share), compared to $4.6 million ($0.29 diluted earnings per share) for the same period of 2002. This decrease in net income is primarily attributable to the same factors that resulted in decreased income before taxes noted above partially offset by a lower effective tax rate in 2003.

Outlook

In general, demand for compressed air products correlates to the rate of manufacturing capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product. In the first quarter of 2003, orders for compressed air products were $93.1 million, compared to $88.5 million in the same period of 2002. Order backlog for the Compressed Air Products segment was $65.4 million as of March 31, 2003, compared to $56.2 million as of March 31, 2002. The increase in orders and backlog compared to the prior year is primarily due to favorable changes in foreign currency exchange rates. Order backlog for this segment was up $6.8 million (12%) from the December 31, 2002 level, primarily due to increased demand in wastewater treatment and additional penetration of the European and Asian markets.

Demand for pump products, which are primarily petroleum related, has historically corresponded to market conditions and expectations for oil and natural gas prices. Orders for pump products were $20.7 million in the first quarter of 2003, an increase of $7.3 million compared to the same period of 2002. This increase can primarily be attributed to increasing international drilling pump activity. Compared to March 31, 2002, backlog for this business segment decreased $2.7 million to $13.1 million on March 31, 2003, primarily due to the significant backlog in the first quarter of 2002, which was carried over from 2001 orders. Compared to December 31, 2002, backlog for pump products increased $6.5 million (98%) due to the increased international activity noted above. Future increases in demand for these products will likely be dependent upon oil and natural gas prices and rig counts, which the Company cannot predict.

The Company's largest supplier of iron castings, Atchison Casting Corporation ("Atchison") announced in August 2002 that it would downsize its LaGrange, Missouri foundry ("LaGrange Foundry"), ceasing production and focusing the facility on pattern repair, maintenance and storage. Atchison later decided to completely close this facility. As a result of the announced downsizing, the Company began to implement its previously developed contingency plan to secure alternate supply sources. The Company does not anticipate that the downsizing of the LaGrange Foundry will materially impact its long-term financial performance. However, there was a negative impact (estimated at $0.02-$0.03 diluted earnings per share) on the Company's financial performance in the first quarter of 2003, as additional costs were incurred to expedite castings from new suppliers. The most significant aspects of this change have been completed and the Company expects to benefit going forward from reduced material costs from alternate suppliers, although the Company expects it will have to address lingering problems over the balance of the year.

LIQUIDITY AND CAPITAL RESOURCES

Operating Working Capital

During the three months ended March 31, 2003, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $4.9 million due to lower accounts payable and accrued liabilities and higher inventories partially offset by lower receivables. The lower accounts payable and accrued liabilities and receivables are primarily due to reduced activity levels. Improved collections and more favorable terms also contributed significantly to the decrease in receivables. Additions to inventory resulted from positioning long lead-time orders in backlog and increases related to iron casting supply disruptions.

Cash Flows

During the first three months of 2003, the Company generated cash from operations totaling $5.4 million, compared to $3.9 million in the prior year period. This change is primarily due to a more favorable change in receivables, accounts payable and accrued liabilities and other assets and liabilities, which was partially offset by an unfavorable change in inventories and lower net income. Net payments on long-term debt totaled $8.6 million during the three months ended March 31, 2003. The cash flows provided by operating activities and used in investing and financing activities, combined with the effect of changes in foreign currency exchange rates, resulted in a net cash decrease of $4.6 million for the three months ended March 31, 2003.

Capital Expenditures and Commitments

Capital projects designed to increase operating efficiency and flexibility, expand production capacity and increase product quality resulted in expenditures of $2.8 million in the first three months of 2003. This was $0.8 million higher than the level of capital expenditures in the comparable period in 2002 primarily, due to the timing of capital projects. Commitments for capital expenditures at March 31, 2003 totaled $7.6 million. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet tax obligations which arise from the exercise or vesting of incentive stock options, restricted stock or performance shares. The Gardner Denver Board has authorized up to 400,000 shares for repurchase under this program and, of this amount, approximately 200,000 shares remain available for repurchase. As of March 31, 2003, a total of 1,572,542 shares have been repurchased at a cost of $22.8 million under both repurchase programs.

Liquidity

On March 6, 2002, the Company amended and restated its Revolving Line of Credit Agreement (the "Credit Line"), increasing the borrowing capacity to $150 million and extending the maturity date to March 6, 2005. Subject to approval by lenders holding more than 75% of the debt, the Company may request up to two, one-year extensions. The total debt balance will be due upon final maturity. On March 31, 2003, the Credit Line had an outstanding principal balance of $36.0 million, leaving $114.0 million available for future use or for letters of credit, subject to the terms of the Credit Line.

The Credit Line also provided for an additional $50.0 million Term Loan which was used to retire debt outstanding under the Interim Credit Agreement. The five-year Term Loan requires principal payments of $2.5 million in years one and two, and $15.0 million in years three through five. On March 31, 2003, the Term Loan had an outstanding principal balance of $47.5 million.

The Company's borrowing arrangements are generally unsecured and permit certain investments and dividend payments. There are no material restrictions on the Company as a result of its credit agreements, other than customary covenants regarding certain earnings, liquidity and capital ratios.

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

NEW ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability associated with an asset retirement in the period in which it is incurred. The adoption of this standard on January 1, 2003, did not have a material impact to the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted SFAS No. 148 and included the required interim disclosures in Note 6 to the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company's financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculation financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in our 2002 Annual Report on Form 10-K, filed on March 26, 2003, in the Critical Accounting Policies Section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in our 2002 Annual Report to Stockholders filed as Exhibit 13.0 thereto.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

All of the statements in this Management's Discussion and Analysis, other than historical facts, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements made under the caption "Outlook". As a general matter, forward-looking statements are those focused upon anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to Gardner Denver's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the ability to maintain and to enter into key purchasing, supply and outsourcing relationships; (2) the ability to effectively manage the transition of iron casting supply to alternate sources due to the LaGrange Foundry closure and the skill, commitment and availability of such alternate sources; (3) the ability to identify, negotiate and complete future acquisitions; (4) the speed with which the Company is able to integrate acquisitions and realize the related financial benefits; (5) the domestic and/or worldwide level of oil and natural gas prices and oil and gas drilling and production, which affect demand for the Company's petroleum products; (6) changes in domestic and/or worldwide industrial production and industrial capacity utilization rates, which affect demand for the Company's compressed air products; (7) pricing of Gardner Denver products; (8) the degree to which the Company is able to penetrate niche and international markets; (9) the ability to attract and retain quality management personnel; (10) market performance of pension plan assets and changes in discount rates used for actuarial assumptions in pension and other post-employment obligation and expense calculations; (11) the continued successful implementation of cost reduction efforts; (12) the continued ability to manage and defend litigation matters pending, or asserted in the future, against the Company: (13) the successful implementation of the Company's strategic initiatives and partnering relationships; (14) the acceptance of the Company's new product offerings; and (15) the continued successful implementation and utilization of the Company's electronic services.

The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, even though its situation and circumstances may change in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 2002 and March 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company's Chairman, President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chairman, President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports the Company files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         10.7 Gardner Denver, Inc. Executive Stock Repurchase Program, as amended May 6, 2003.

         99.1     Certification of Chief Executive Officer pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002.

         99.2     Certification of Chief Financial Officer pursuant to
                  section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         On April 23, 2003, Gardner Denver, Inc. filed an 8-K to furnish its press release announcing the Company's earnings for the three months ended March 31, 2003.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GARDNER DENVER, INC.

Date:  May 8, 2003                 By:  /s/Ross J. Centanni
                                      ---------------------------------------
                                        Ross J. Centanni
                                        Chairman, President & CEO

Date:  May 8, 2003                 By:  /s/Philip R. Roth
                                      ---------------------------------------
                                        Philip R. Roth
                                        Vice President, Finance & CFO

Date:  May 8, 2003                 By:  /s/Daniel C. Rizzo, Jr.
                                      ---------------------------------------
                                        Daniel C. Rizzo, Jr.
                                        Vice President and Corporate
                                        Controller (Chief Accounting Officer)

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

                                             By: /s/ Ross J. Centanni
                                                 --------------------
                                             Ross J. Centanni
                                             Chairman, President & CEO
May 8, 2003

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

                                             By: /s/ Philip R. Roth
                                                 ------------------
                                             Philip R. Roth
                                             Vice President, Finance & CFO
May 8, 2003

                                            GARDNER DENVER, INC.

                                               EXHIBIT INDEX

EXHIBIT
NO.                                             DESCRIPTION
10.7     Gardner Denver, Inc. Executive Stock Repurchase Program, as amended May 6, 2003.

99.1     Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.