Form 10-Q
period 2003-06-30
GARDNER DENVER INC
filed 2003-08-08
CIK 916459

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2003

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

         Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of July 25, 2003: 16,071,498 shares.

==============================================================================

                                   PART I
                            FINANCIAL INFORMATION

                                              GARDNER DENVER, INC.
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                (dollars in thousands, except per share amounts)
                                                   (Unaudited)

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                        ------------------------         -----------------------
                                                          2003            2002             2003           2002
                                                        --------        --------         --------       --------


Revenues                                                $109,388        $104,854         $210,879       $211,463

Costs and Expenses:
     Cost of sales (excluding depreciation
           and amortization)                              76,151          71,289          146,925        145,891
     Depreciation and amortization                         3,767           3,593            7,313          7,141
     Selling and administrative expenses                  20,681          20,308           41,358         40,280
     Interest expense                                      1,136           1,730            2,341          3,412
     Other income, net                                      (210)           (435)             (97)          (567)
                                                        --------        --------         --------       --------

Income before income taxes                                 7,863           8,369           13,039         15,306
Provision for income taxes                                 2,517           2,845            4,173          5,204
                                                        --------        --------         --------       --------

Net income                                              $  5,346        $  5,524         $  8,866       $ 10,102
                                                        ========        ========         ========       ========

Basic earnings per share                                $   0.33        $   0.35         $   0.55       $   0.64
                                                        ========        ========         ========       ========
Diluted earnings per share                              $   0.33        $   0.34         $   0.55       $   0.63
                                                        ========        ========         ========       ========

                         The accompanying notes are an integral part of this statement.

                                         GARDNER DENVER, INC.
                                      CONSOLIDATED BALANCE SHEET
                               (in thousands, except per share amounts)

                                                                       (UNAUDITED)
                                                                         JUNE 30,       DECEMBER 31,
                                                                           2003             2002
                                                                         --------       ------------
                  ASSETS
Current assets:
     Cash and equivalents                                                $ 23,031         $ 25,667
     Receivables, net                                                      75,986           74,490
     Inventories, net                                                      73,042           67,448
     Deferred income taxes                                                  6,178            5,902
     Other                                                                  5,104            4,268
                                                                         --------         --------
         Total current assets                                             183,341          177,775
                                                                         --------         --------

Property, plant and equipment, net                                         74,973           76,162
Goodwill                                                                  203,571          201,761
Other intangibles, net                                                      9,354            9,418
Deferred income taxes                                                       2,486            3,611
Other assets                                                                4,001            3,454
                                                                         --------         --------
         Total assets                                                    $477,726         $472,181
                                                                         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                               $ 10,625         $  7,500
     Accounts payable and accrued liabilities                              66,831           70,160
                                                                         --------         --------
         Total current liabilities                                         77,456           77,660
                                                                         --------         --------

Long-term debt, less current maturities                                   100,272          112,663
Postretirement benefits other than pensions                                33,316           34,539
Other long-term liabilities                                                26,863           24,396
                                                                         --------         --------
         Total liabilities                                                237,907          249,258
                                                                         --------         --------

Stockholders' equity:
     Common stock, $0.01 par value; 50,000 shares
          authorized; 16,067 shares issued and
          outstanding at June 30, 2003                                        178              177
     Capital in excess of par value                                       173,289          171,047
     Treasury stock at cost, 1,718 shares at
         June 30, 2003                                                    (25,847)         (25,819)
     Retained earnings                                                     90,530           81,664
     Accumulated other comprehensive loss                                   1,669           (4,146)
                                                                         --------         --------
         Total stockholders' equity                                       239,819          222,923
                                                                         --------         --------
         Total liabilities and stockholders' equity                      $477,726         $472,181
                                                                         ========         ========

                 The accompanying notes are an integral part of this statement.

                                         GARDNER DENVER, INC.
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (in thousands)
                                             (Unaudited)
                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                    -------------------------------
                                                                      2003                   2002
                                                                    --------               --------
Cash flows from operating activities:
    Net income                                                      $  8,866               $ 10,102
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                 7,313                  7,141
         Net (gain) loss on asset dispositions                          (367)                    26
         Stock issued for employee benefit plans                       1,394                  1,132
            Deferred income taxes                                        824                   (251)
    Changes in assets and liabilities:
         Receivables                                                  (1,574)                 3,983
         Inventories                                                  (4,157)                 1,597
         Accounts payable and accrued liabilities                     (2,940)               (11,312)
         Other assets and liabilities, net                              (511)                  (658)
                                                                    --------               --------
             Net cash provided by operating activities                 8,848                 11,760
                                                                    --------               --------

Cash flows from investing activities:
    Capital expenditures                                              (5,546)                (4,842)
    Disposals of plant and equipment                                     915                     72
    Other                                                                 --                     (5)
                                                                    --------               --------
             Net cash used in investing activities                    (4,631)                (4,775)
                                                                    --------               --------

Cash flows from financing activities:
    Principal payments on long-term debt                             (29,266)               (31,162)
    Proceeds from long-term debt                                      20,000                  8,000
    Proceeds from stock options                                          850                  2,289
    Purchase of treasury stock                                           (28)                  (201)
    Other                                                                 (3)                  (665)
                                                                    --------               --------
             Net cash used in financing activities                    (8,447)               (21,739)
                                                                    --------               --------
Effect of exchange rate changes on cash and
  equivalents                                                          1,594                  1,540
                                                                    --------               --------

Decrease in cash and equivalents                                      (2,636)               (13,214)
                                                                    --------               --------
Cash and equivalents, beginning of period                             25,667                 29,980
                                                                    --------               --------
Cash and equivalents, end of period                                 $ 23,031               $ 16,766
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

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2.  INVENTORIES.

                                                        JUNE 30,       DECEMBER 31,
                                                          2003             2002
                                                        --------       ------------
Raw materials, including parts and
  subassemblies                                         $33,752          $35,675
Work-in-process                                          11,252            9,077
Finished goods                                           30,553           25,355
Perishable tooling and supplies                           2,457            2,456
                                                        -------          -------
                                                         78,014           72,563
Excess of current standard costs
  over LIFO costs                                        (4,972)          (5,115)
                                                        -------          -------
      Inventories, net                                  $73,042          $67,448
                                                        =======          =======

NOTE 3.  GOODWILL AND OTHER INTANGIBLE ASSETS.

The changes in the carrying amount of goodwill attributable to each business segment for the six months ended June 30, 2003, are as follows:

                                              COMPRESSED              PUMP
                                             AIR PRODUCTS           PRODUCTS
                                             ------------           --------

Balance as of December 31, 2002                $176,230             $25,531
  Foreign currency translation                    1,810                 ---
                                               --------             -------
Balance as of June 30, 2003                    $178,040             $25,531
                                               ========             =======

Other intangible assets at June 30, 2003 consisted of the following:

                                              GROSS CARRYING        ACCUMULATED
                                                  AMOUNT            AMORTIZATION
                                              --------------        ------------
Amortized intangible assets:
     Acquired technology                         $11,826              $(7,583)
     Other                                         4,234               (2,080)

Unamortized intangible assets:
     Trademarks                                    2,957                   --
                                                 -------              -------
          Total other intangible assets          $19,017              $(9,663)
                                                 =======              =======

Amortization of intangible assets for the six months ended June 30, 2003, was $0.7 million. Amortization of intangible assets is anticipated to be approximately $1.5 to $2.0 million per year for 2003 through 2007.

NOTE 4.  ACCRUED PRODUCT WARRANTY.

The following is a rollforward of the Company's warranty accrual for the three and six months ended June 30, 2003.

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        JUNE 30, 2003         JUNE 30, 2003
                                                        -------------         -------------

Balance at beginning of period                             $ 6,883               $ 7,060
  Product warranty accruals                                  1,159                 2,051
  Settlements                                               (1,469)               (2,582)
  Other (primarily foreign currency translation)               122                   166
                                                           -------               -------
Balance at end of period                                   $ 6,695               $ 6,695
                                                           =======               =======

NOTE 5.  EARNINGS PER SHARE.

The following table details the calculation of basic and diluted earnings per share:

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
                                                         -------------------      -------------------
                                                          2003         2002        2003        2002
                                                         -------     -------      -------     -------
Basic EPS:
     Net income                                          $ 5,346     $ 5,524      $ 8,866     $10,102
                                                         =======     =======      =======     =======

Shares:
     Weighted average number of common
      shares outstanding                                  16,052      15,856       16,031      15,806
                                                         =======     =======      =======     =======

Basic earnings per common share                          $  0.33     $  0.35      $  0.55     $  0.64
                                                         =======     =======      =======     =======

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
                                                         -------------------      -------------------
                                                          2003         2002        2003        2002
                                                         -------     -------      -------     -------
Diluted EPS:
     Net income                                          $ 5,346     $ 5,524      $ 8,866     $10,102
                                                         =======     =======      =======     =======

Shares:
     Weighted average number of common
       shares outstanding                                 16,052      15,856       16,031      15,806
     Assuming conversion of dilutive stock
       options issued and outstanding                        208         283          183         263
                                                         -------     -------      -------     -------
     Weighted average number of common
       shares outstanding, as adjusted                    16,260      16,139       16,214      16,069
                                                         =======     =======      =======     =======

Diluted earnings per common share                        $  0.33     $  0.34      $  0.55     $  0.63
                                                         =======     =======      =======     =======

NOTE 6.  STOCK-BASED COMPENSATION PLANS.

As allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company measures its compensation cost of equity instruments issued under employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted during the three and six months ended June 30, 2003 and 2002 were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; and accordingly, no compensation expense has been recognized. If the Company had accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, net income and basic and diluted earnings per share would have been as follows:


                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
                                                         -------------------      -------------------
                                                          2003         2002        2003        2002
                                                         -------     -------      -------     -------
Net income, as reported                                  $ 5,346     $ 5,524      $ 8,866     $10,102
                                                         =======     =======      =======     =======

Less: Total stock-based employee
  compensation expense determined under fair
  value method, net of related tax effects                   296         324          624         636
                                                         -------     -------      -------     -------

Pro forma net income                                     $ 5,050     $ 5,200      $ 8,242     $ 9,466
                                                         =======     =======      =======     =======

Basic earnings per share, as reported                    $  0.33     $  0.35      $  0.55     $  0.64
                                                         =======     =======      =======     =======

Basic earnings per share, pro forma                      $  0.31     $  0.33      $  0.51     $  0.60
                                                         =======     =======      =======     =======

Diluted earnings per share, as reported                  $  0.33     $  0.34      $  0.55     $  0.63
                                                         =======     =======      =======     =======

Diluted earnings per share, pro forma                    $  0.31     $  0.32      $  0.51     $  0.59
                                                         =======     =======      =======     =======

Compensation costs charged against income (net of tax) for restricted stock issued under the Company's Incentive Plan totaled $0.2 million in the six months ended June 30, 2003.

NOTE 7.  COMPREHENSIVE INCOME.

For the three months ended June 30, 2003 and 2002, comprehensive income was $9.5 million and $12.5 million, respectively. For the six months ended June 30, 2003 and 2002, comprehensive income was $14.7 million and $15.3 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments.

NOTE 8.  CASH FLOW INFORMATION.

In the first six months of 2003 and 2002, the Company paid $1.5 million and $3.3 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first six months of 2003 and 2002, was $2.2 million and $3.3 million, respectively.

NOTE 9.  CONTINGENCIES.

The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature. Due to the bankruptcies of several asbestos manufacturers and other primary defendants, the Company has been named as a defendant in an increasing number of asbestos personal injury lawsuits. In addition, the Company has also been named as a defendant in a number of silicosis personal injury lawsuits. Predecessors to the Company manufactured and sold the products allegedly at issue in these asbestos and silicosis lawsuits, namely: (a) asbestos-containing components supplied by third parties; and (b) portable compressors that were used as components for sandblasting equipment manufactured and sold by other parties. These lawsuits represent potential contingent liabilities to the Company as a result of its predecessors' historical sales of these products.

The Company believes that these pending legal proceedings, lawsuits and administrative actions will not, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: (1) the Company's anticipated insurance and indemnification rights to address the risks of such matters; (2) the limited risk of potential asbestos exposure from the components described above, due to the complete enclosure of the components within the subject products and the additional protective non-asbestos binder which encapsulated the components; (3) the fact that the substantial majority of claimants in the pending asbestos and silicosis lawsuits against the Company are not impaired with disease; (4) the fact that neither the Company, nor its predecessors, ever manufactured, marketed or sold sandblasting equipment; (5) various other potential defenses available to the Company with respect to such matters; and (6) the Company's prior disposition of comparable matters.

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

NOTE 10.  SEGMENT INFORMATION.

                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 JUNE 30,                   JUNE 30,
                                          ---------------------      ----------------------
                                            2003         2002          2003          2002
                                          --------     --------      --------      --------
Revenues:
    Compressed Air Products               $ 92,443     $ 89,240      $179,629      $177,751
    Pump Products                           16,945       15,614        31,250        33,712
                                          --------     --------      --------      --------
       Total                              $109,388     $104,854      $210,879      $211,463
                                          ========     ========      ========      ========
Operating Earnings:
    Compressed Air Products               $  7,699     $  8,800      $ 14,275      $ 16,140
    Pump Products                            1,090          864         1,008         2,011
                                          --------     --------      --------      --------
       Total                                 8,789        9,664        15,283        18,151
    Interest expense                         1,136        1,730         2,341         3,412
    Other income, net                         (210)        (435)          (97)         (567)
                                          --------     --------      --------      --------
Income before income taxes                $  7,863     $  8,369      $ 13,039      $ 15,306
                                          ========     ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

        PERFORMANCE IN THE QUARTER ENDED JUNE 30, 2003 COMPARED WITH
                       THE QUARTER ENDED JUNE 30, 2002

Revenues

Revenues increased $4.5 million to $109.4 million for the three months ended June 30, 2003, compared to $104.9 million in the same period of 2002 primarily due to favorable changes in foreign currency exchange rates.

For the three months ended June 30, 2003, revenues for the Compressed Air Products segment increased $3.2 million (4%) to $92.4 million, compared to the same period of 2002. This increase is primarily due to favorable changes in foreign currency exchange rates combined with unit growth of compressor packages used in PET bottle blowing applications. Excluding the favorable impact of changes in foreign currency exchange rates, revenues in this segment decreased $1.4 million (2%) due to softer U.S. and European industrial economies, which weakened demand for compressors and blowers. Pump Products segment revenues increased $1.3 million (9%) to $16.9 million for the three months ended June 30, 2003, compared to the same period of 2002, primarily as a result of increased international shipments of petroleum pump parts from backlog.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the three months ended June 30, 2003 decreased $0.3 million (1%) to $33.2 million compared to the same period of 2002. Gross margin as a percentage of revenues (gross margin percentage) decreased to 30.4% in the three-month period of 2003 from 32.0% in the same period of 2002. This decrease in the gross margin percentage was principally attributable to unfavorable sales mix including lower compressor aftermarket sales and higher compressor package sales, higher warranty expense (due to unusually low warranty expense in the second quarter of 2002, as a result of favorable claims experience) and higher fringe benefit costs. These negative factors were partially offset by cost reduction efforts, including acquisition integration efforts.

Depreciation and amortization expense increased in the three-month period of 2003 by 5% to $3.8 million from $3.6 million in the same period of 2002 primarily due to a $0.2 million (pre-tax) depreciation charge in 2003 to write-off pattern modification charges from casting suppliers no longer servicing the Company.

Selling and administrative expenses increased in the three-month period of 2003 by 2% to $20.7 million from $20.3 million in the same period of 2002 primarily due to unfavorable changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rate changes, selling and administrative expenses decreased approximately 3% due to cost reductions, including acquisition integration efforts. These cost reductions were partially offset by higher sales commissions and fringe benefit costs. Selling and administrative expenses as a percentage of revenues decreased to 18.9% for the three-month period of 2003 compared to 19.4% in 2002 primarily as a result of the increase in revenues and the aforementioned cost reductions.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) of 8.3% for the three-month period ended June 30, 2003, a decrease from 9.9% for the same period of 2002. This decrease was primarily attributable to lower gross margins as a percentage of revenues due to unfavorable sales mix and higher warranty expense combined with higher sales commissions and fringe benefit costs. These negative factors were partially offset by cost reductions, including acquisition integration, combined with revenue and operating margin improvement from compressor packages used in PET bottle blowing applications. On a sequential basis, operating margins for the Compressed Air Products segment improved to 8.3% from 7.5% for the three-month period ended March 31, 2003 as the Company leveraged its selling and administrative costs over a higher revenue base.

The Pump Products segment generated operating margins of 6.4% of revenues for the three-month period ended June 30, 2003, compared to an operating margin of 5.5% for the same period in 2002. This increase was primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base. Also contributing to the higher percentage was a more favorable sales mix, which included a higher proportion of petroleum pump parts that carry higher margins than other pump products.

Other income, net decreased $0.2 million compared to the prior year period primarily due to lower interest income and higher foreign currency transaction losses generated from U.S. dollar denominated balances of foreign subsidiaries in 2003. These negative factors were partially offset by a $0.4 million (pretax) gain on the sale of an idle manufacturing facility in Syracuse, New York in the second quarter of 2003.

Interest expense decreased $0.6 million (34%) to $1.1 million for the three months ended June 30, 2003, compared to $1.7 million for the same period of 2002 due to lower average borrowings and interest rates. The average interest rate for the three-month period of 2003 was 4.2% compared to 4.5% in the prior year period.

Income before income taxes decreased $0.5 million (6%) to $7.9 million for the three months ended June 30, 2003, compared to the same period of 2002. This decrease was primarily the result of the factors driving the decrease in the Compressed Air Products segment operating margins and other income noted above. These negative factors were partially offset by cost reduction efforts, including acquisition integration, favorable changes in foreign currency exchange rates and lower interest expense.

The provision for income taxes decreased by $0.3 million to $2.5 million for the three-month period of 2003, compared to $2.8 million in 2002, as a result of the lower income before taxes and a lower overall effective tax rate. The Company's effective tax rate for the three months ended June 30, 2003 decreased to 32.0%, compared to 34.0% in the prior year period, principally as a result of a higher proportion of Extraterritorial Income Exclusion (EIE) benefit from U.S. export sales relative to pretax income.

Net income for the three months ended June 30, 2003 decreased $0.2 million (3%) to $5.3 million ($0.33 diluted earnings per share), compared to $5.5 million ($0.34 diluted earnings per share) for the same period of 2002. This decrease in net income was primarily attributable to the same factors that resulted in decreased income before taxes noted above partially offset by a lower effective tax rate in 2003.

       PERFORMANCE IN THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH
                     THE SIX MONTHS ENDED JUNE 30, 2002

Revenues

Revenues decreased $0.6 million to $210.9 million for the six months ended June 30, 2003, compared to $211.5 million in the same period of 2002 primarily due to lower revenues in the Pump Products segment which were partially offset by an increase in the Compressed Air Products segment.

For the six months ended June 30, 2003, revenues for the Compressed Air Products segment increased $1.9 million (1%) to $179.6 million, compared to the same period of 2002. This increase is primarily due to favorable foreign currency exchange rates combined with revenue growth of compressor packages used in PET bottle blowing applications. Excluding the favorable impact of changes in foreign currency exchange rates, revenues in this segment decreased $7.1 million (4%) due to softer U.S. and European industrial economies, which weakened demand for compressors and blowers. Pump Products segment revenues decreased $2.5 million (7%) to $31.3 million for the six months ended June 30, 2003, compared to the same period of 2002. The depressed demand for petroleum pump products resulted from previously low levels of rig count, which began negatively impacting order rates in the second half of 2001. In 2002, Pump Products segment revenues were primarily supported by drilling pump backlog carried over from 2001 orders.

Costs and Expenses

Atchison Casting Corporation, the Company's largest supplier of iron castings in 2002, downsized and subsequently closed its LaGrange, Missouri foundry ("LaGrange Foundry"), in the second half of 2002. As a result, the Company implemented its previously developed contingency plan to secure alternate supply sources. The Company does not anticipate that the closure of the LaGrange Foundry will materially impact its long-term financial performance. However, there was a negative impact (estimated at $0.02-$0.03 diluted earnings per share) on the Company's financial performance in the first quarter of 2003, as additional costs were incurred to expedite castings from new suppliers. In addition, the Company recorded a $0.2 million (pre-tax) depreciation charge in the second quarter of 2003 to write-off pattern modification charges from alternate casting suppliers who are no longer servicing the Company.

The most significant aspects of the changes related to the LaGrange Foundry closure have been completed and the Company expects to benefit going forward from reduced material costs from alternate suppliers. At the same time, the Company anticipates that it will need to address some lingering problems over the balance of the year as it re-balances its casting supply chain while dealing with suppliers that are experiencing lower volumes, high fixed cost structures and increased competitive pressures.

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the six months ended June 30, 2003 decreased $1.6 million (2%) to $64.0 million compared to the same period of 2002. Gross margin as a percentage of revenues (gross margin percentage) decreased to 30.3% in the six-month period of 2003 from 31.0% in the same period of 2002. This decrease in the gross margin percentage was principally attributable to unfavorable sales mix including lower drilling pump sales and higher compressor package sales and higher fringe benefit costs. These negative factors were partially offset by cost reduction efforts, including acquisition integration efforts.

Depreciation and amortization expense increased in the six-month period of 2003 by 2% to $7.3 million from $7.1 million in the same period of 2002 primarily due to a $0.2 million (pre-tax) depreciation charge in 2003 to write-off pattern modification charges from casting suppliers no longer servicing the Company.

Selling and administrative expenses increased in the six-month period of 2003 by 3% to $41.4 million from $40.3 million in the same period of 2002 primarily due to unfavorable changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rate changes, selling and administrative expenses decreased approximately 2% due to cost reductions, including acquisition integration efforts. These cost reductions were partially offset by higher compensation, sales commissions and fringe benefit costs. Selling and administrative expenses as a percentage of revenues increased to 19.6% for the six-month period of 2003 compared to 19.0% in 2002 primarily as a result of the increase in sales commissions and fringe benefit costs combined with lower revenues.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) of 7.9% for the six-month period ended June 30, 2003, a decrease from 9.1% for the same period of 2002. This decrease was primarily attributable to lower gross margins as a percentage of revenues due to unfavorable sales mix combined with higher compensation, fringe benefit and sales commissions. These negative factors were partially offset by cost reductions, including acquisition integration, combined with revenue and operating margin improvement from compressors packages used in PET bottle blowing applications.

The Pump Products segment generated operating margins of 3.2% of revenues for the six-month period ended June 30, 2003, compared to an operating margin of 6.0% for the same period in 2002. This decrease was primarily attributable to the negative impact of decreased leverage of the segment's fixed and semi-fixed costs over a lower revenue base. Also contributing to the lower percentage was a less favorable sales mix, which included a lower percentage of revenues from drilling pumps, which carry higher margins than other pump products.

Other income, net decreased $0.5 million compared to the prior year period primarily due to lower interest income and higher foreign currency transaction losses generated from U.S. dollar denominated balances of foreign subsidiaries in 2003. These negative factors were partially offset by a $0.4 million (pretax) gain on the sale of an idle manufacturing facility in Syracuse, New York in the second quarter of 2003.

Interest expense decreased $1.1 million (31%) to $2.3 million for the six months ended June 30, 2003, compared to $3.4 million for the same period of 2002 due to lower average borrowings and interest rates. The average interest rate for the six-month period of 2003 was 4.1% compared to 4.3% in the prior year period.

Income before income taxes decreased $2.3 million (15%) to $13.0 million for the six months ended June 30, 2003, compared to the same period of 2002.
This decrease was primarily the result of the factors driving the decrease in segment operating margins and other income noted above. These negative factors were partially offset by cost reduction efforts, including acquisition integration, favorable changes in foreign currency exchange rates and lower interest expense.

The provision for income taxes decreased by $1.0 million (20%) to $4.2 million for the six-month period of 2003, compared to $5.2 million in 2002, as a result of the lower income before taxes and a lower overall effective tax rate. The Company's effective tax rate for the six months ended June 30, 2003 decreased to 32.0%, compared to 34.0% in the prior year period, principally as a result of a higher proportion of Extraterritorial Income Exclusion (EIE) benefit from U.S. export sales relative to pretax income.

Net income for the six months ended June 30, 2003 decreased $1.2 million (12%) to $8.9 million ($0.55 diluted earnings per share), compared to $10.1 million ($0.63 diluted earnings per share) for the same period of 2002. This decrease in net income was primarily attributable to the same factors that resulted in decreased income before taxes noted above partially offset by a lower effective tax rate in 2003.

Outlook

In general, demand for compressed air products correlates to the rate of manufacturing capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product. In the second quarter of 2003, orders for compressed air products were $81.7 million, compared to $93.6 million in the same period of 2002. For the first six months of 2003, orders for compressed air products were $174.9 million compared to $179.2 million in the same period of 2002. Order backlog for the Compressed Air Products segment was $56.9 million as of June 30, 2003, compared to $61.2 million as of June 30, 2002. The favorable impact of changes in foreign currency exchange rates was approximately $1.3 million and $8.6 million for compressed air products backog and orders, respectively, as of and for the six months ended June 30, 2003. The decrease in orders and backlog compared to the prior year is primarily due to softer U.S. and European industrial economies.

Demand for pump products, which are primarily petroleum related, has historically corresponded to market conditions and expectations for oil and natural gas prices. Orders for pump products were $13.7 million in the second quarter of 2003 compared $12.9 million in the same period of 2002. For the first six months of 2003, pump product orders were $34.4 million compared to $26.2 in the same period of 2002. The increase in orders can primarily be attributed to increasing international drilling pump activity. Compared to June 30, 2002, backlog for this business segment decreased $3.0 million to $10.1 million on June 30, 2003, primarily due to the significant backlog in the second quarter of 2002, which was carried over from 2001 orders.

The Company's postretirement expenses have not increased in 2003 as significantly as originally anticipated due to lower staffing levels and less dramatic increases in medical costs than initially assumed. However, consistent with the experience of many other companies in the U.S., these expenses will be higher in 2003 than in previous years. The Company now expects diluted earnings per share deterioration as a result of increased fringe benefits of approximately $0.08 to $0.10 compared to 2002, rather than previous expectations of $0.15 to $0.18 per share. The Company expects that material cost reductions, process improvements to operations and further capital investment will offset most of the volume reductions and unfavorable mix in our Pump Products segment (due to decreased drilling pump sales). Based upon the above and the current economic environment and activity levels in both reporting segments, the Company anticipates that diluted earnings per share will be approximately $0.30 to $0.34 for the third quarter of 2003.

Diluted earnings per share is expected to be approximately $1.17 to $1.27 for the year, which is within in the range of our previous guidance, assuming that a modest recovery in demand for compressed air products occurs in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

Operating Working Capital

During the six months ended June 30, 2003, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $10.4 million due to higher inventories and receivables and lower accounts payable and accrued liabilities. Additions to inventory resulted from positioning long lead-time orders in backlog, unfavorable changes in foreign currency exchange rates and increases related to iron casting supply disruptions. The increase in receivables is primarily due to unfavorable changes in foreign currency exchange rates. The lower accounts payable and accrued liabilities are primarily due to reduced activity levels partially offset by favorable changes in foreign currency exchange rates.

Cash Flows

During the first six months of 2003, the Company generated cash from operations totaling $8.8 million, compared to $11.8 million in the prior year period. This change is primarily due the unfavorable change in operating working capital and lower net income in 2003 as noted above. Net payments on total debt were $9.3 million during the first six months 2003. The cash flows provided by operating activities and used in investing and financing activities, combined with the effect of changes in foreign currency exchange rates, resulted in a net cash decrease of $2.6 million for the first six months of 2003.

Capital Expenditures and Commitments

Capital projects designed to increase operating efficiency and flexibility, expand production capacity and increase product quality resulted in expenditures of $5.5 million in the first six months of 2003. This was $0.7 million higher than the level of capital expenditures in the comparable period in 2002, primarily due to the timing of capital projects. Commitments for capital expenditures at June 30, 2003 totaled $8.1 million. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet tax obligations which arise from the exercise or vesting of incentive stock options, restricted stock or performance shares. The Gardner Denver Board has authorized up to 400,000 shares for repurchase under this program and, of this amount, approximately 200,000 shares remain available for repurchase. As of June 30, 2003, a total of 1,572,542 shares have been repurchased at a cost of $22.8 million under both repurchase programs.

Liquidity

The Company's amended and restated Revolving Line of Credit Agreement (the "Credit Line") has a borrowing capacity to $150 million and matures on March 6, 2005. Subject to approval by lenders holding more than 75% of the debt, the Company may request up to two, one-year extensions. The total debt balance will be due upon final maturity. On June 30, 2003, the Credit Line had an outstanding principal balance of $36.0 million, leaving $114.0 million available for future use or for letters of credit, subject to the terms of the Credit Line.

The Credit Line also provided for an additional $50.0 million Term Loan which was used to retire debt outstanding under a previous interim credit agreement. The five-year Term Loan requires principal payments of $2.5 million in years one and two, and $15.0 million in years three through five. On June 30, 2003, the Term Loan had an outstanding principal balance of $46.9 million.

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

CONTINGENCIES

The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature. Due to the bankruptcies of several asbestos manufacturers and other primary defendants, the Company has been named as a defendant in an increasing number of asbestos personal injury lawsuits. In addition, the Company has also been named as a defendant in a number of silicosis personal injury lawsuits. Predecessors to the Company manufactured and sold the products allegedly at issue in these asbestos and silicosis lawsuits, namely: (a) asbestos-containing components supplied by third parties; and (b) portable compressors that were used as components for sandblasting equipment manufactured and sold by other parties. These lawsuits represent potential contingent liabilities to the Company as a result of its predecessors' historical sales of these products.

The Company believes that these pending legal proceedings, lawsuits and administrative actions will not, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: (1) the Company's anticipated insurance and indemnification rights to address the risks of such matters; (2) the limited risk of potential asbestos exposure from the components described above, due to the complete enclosure of the components within the subject products and the additional protective non-asbestos binder which encapsulated the components; (3) the fact that the substantial majority of claimants in the pending asbestos and silicosis lawsuits against the Company are not impaired with disease; (4) the fact that neither the Company, nor its predecessors, ever manufactured, marketed or sold sandblasting equipment; (5) various other potential defenses available to the Company with respect to such matters; and (6) the Company's prior disposition of comparable matters.

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

NEW ACCOUNTING STANDARDS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for classifying and measuring certain financial instruments with both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. Adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company's financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculation of financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in our 2002 Annual Report on Form 10-K, filed on March 26, 2003, in the Critical Accounting Policies Section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in our 2002 Annual Report to Stockholders filed as Exhibit 13.0 thereto.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

All of the statements in this Management's Discussion and Analysis, other than historical facts, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements made under the caption "Outlook." As a general matter, forward-looking statements are those focused upon anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to Gardner Denver's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the ability to maintain and to enter into key purchasing, supply and outsourcing relationships; (2) the ability to effectively manage the transition of iron casting supply to alternate sources and the skill, commitment and availability of such alternate sources; (3) the ability to identify, negotiate and complete future acquisitions; (4) the speed with which the Company is able to integrate acquisitions and realize the related financial benefits; (5) the domestic and/or worldwide level of oil and natural gas prices and oil and gas drilling and production, which affect demand for the Company's petroleum products; (6) changes in domestic and/or worldwide industrial production and industrial capacity utilization rates, which affect demand for the Company's compressed air products; (7) pricing of Gardner Denver products; (8) the degree to which the Company is able to penetrate niche and international markets; (9) the ability to attract and retain quality management personnel; (10) market performance of pension plan assets and changes in discount rates used for actuarial assumptions in pension and other post-employment obligation and expense calculations; (11) the continued successful implementation of cost reduction efforts; (12) the ability to manage and defend litigation matters pending, or asserted in the future, against the Company: (13) the successful implementation of the Company's strategic initiatives and partnering relationships; (14) the acceptance of the Company's new product offerings; and (15) the continued successful implementation and utilization of the Company's electronic services.

The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, even though its situation and circumstances may change in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 2002 and June 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chairman, President and Chief Executive Officer and our Vice President, Finance and Chief Financial Officer. Based upon that evaluation, the Chairman, President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that our controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic SEC reports is recorded, processed, summarized, and reported as and when required. In addition, they concluded that there were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our ability to record, process, summarize and report financial information.

In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed, can provide only reasonable assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held pursuant to notice on May 6, 2003. At the Annual Meeting, Ross J. Centanni and Richard L. Thompson were elected to serve as directors for a three-year term expiring in 2006. There were 15,549,087 affirmative votes cast and 191,324 non-votes concerning Mr. Centanni's election as a director and 14,591,312 affirmative votes cast and 149,099 non-votes concerning Mr. Thompson's election as a director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         10.1 Gardner Denver, Inc. Long-Term Incentive Plan, as amended May 6, 2003.

         10.15 Gardner Denver, Inc. Executive Retirement Planning Program Services, dated May 5, 2003.

         31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

         31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

         32 Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

(b)      Reports on Form 8-K

         On July 23, 2003, Gardner Denver, Inc. filed an 8-K to furnish its press release announcing the Company's earnings for the second quarter and six months ended June 30, 2003.

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GARDNER DENVER, INC.

Date: August 8, 2003                   By: /s/Ross J. Centanni
                                       ---------------------------------------
                                       Ross J. Centanni
                                       Chairman, President & CEO

Date: August 8, 2003                   By: /s/Philip R. Roth
                                       ---------------------------------------
                                       Philip R. Roth
                                       Vice President, Finance & CFO

Date: August 8, 2003                   By: /s/ Daniel C. Rizzo, Jr.
                                       ---------------------------------------
                                       Daniel C. Rizzo, Jr.
                                       Vice President and Corporate
                                         Controller (Chief Accounting Officer)

                            GARDNER DENVER, INC.

                                EXHIBIT INDEX

EXHIBIT
NO.                                DESCRIPTION

10.1     Gardner Denver, Inc. Long-Term Incentive Plan, as amended May 6, 2003.

10.15 Gardner Denver, Inc. Executive Retirement Planning Program Services, dated May 5, 2003.

31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32 Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).