Form 10-Q
period 2003-09-30
GARDNER DENVER INC
filed 2003-11-12
CIK 916459

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003

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
         Yes      X       No
            -------------   -------------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
         Yes      X       No
            -------------   -------------

         Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of October 27, 2003: 16,098,426 shares.

===============================================================================

                                                     PART I
                                              FINANCIAL INFORMATION

                                              GARDNER DENVER, INC.
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    (in thousands, except per share amounts)
                                                   (Unaudited)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                        ------------------------         -----------------------
                                                          2003            2002             2003           2002
                                                        --------        --------         --------       --------
Revenues                                                $112,061        $102,791         $322,940       $314,254

Costs and Expenses:
     Cost of sales (excluding depreciation
           and amortization)                              78,198          70,261          225,123        216,152
     Depreciation and amortization                         3,740           3,718           11,053         10,859
     Selling and administrative expenses                  21,063          19,897           62,421         60,177
     Interest expense                                      1,070           1,566            3,411          4,978
     Other expense (income), net                             230              32              133           (535)
                                                        --------        --------         --------       --------

Income before income taxes                                 7,760           7,317           20,799         22,623
Provision for income taxes                                 2,483           2,488            6,656          7,692
                                                        --------        --------         --------       --------

Net income                                              $  5,277        $  4,829         $ 14,143       $ 14,931
                                                        ========        ========         ========       ========

Basic earnings per share                                $   0.33        $   0.30         $   0.88       $   0.94
                                                        ========        ========         ========       ========
Diluted earnings per share                              $   0.32        $   0.30         $   0.87       $   0.93
                                                        ========        ========         ========       ========



                         The accompanying notes are an integral part of this statement.

                                         GARDNER DENVER, INC.
                                      CONSOLIDATED BALANCE SHEET
                               (in thousands, except per share amounts)

                                                                        (UNAUDITED)
                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                            2003              2002
                                                                       -------------      ------------
                  ASSETS
Current assets:
     Cash and equivalents                                                 $ 24,623          $ 25,667
     Receivables, net                                                       78,257            74,490
     Inventories, net                                                       70,351            67,448
     Deferred income taxes                                                   5,812             5,902
     Other                                                                   3,493             4,268
                                                                          --------          --------
          Total current assets                                             182,536           177,775
                                                                          --------          --------

Property, plant and equipment, net                                          75,750            76,162
Goodwill                                                                   203,927           201,761
Other intangibles, net                                                       9,461             9,418
Deferred income taxes                                                           --             3,611
Other assets                                                                 4,282             3,454
                                                                          --------          --------
          Total assets                                                    $475,956          $472,181
                                                                          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                                $ 13,750          $  7,500
     Accounts payable and accrued liabilities                               65,747            70,160
                                                                          --------          --------
         Total current liabilities                                          79,497            77,660
                                                                          --------          --------

Long-term debt, less current maturities                                     88,514           112,663
Postretirement benefits other than pensions                                 32,750            34,539
Deferred income taxes                                                          518                --
Other long-term liabilities                                                 28,050            24,396
                                                                          --------          --------
         Total liabilities                                                 229,329           249,258
                                                                          --------          --------

Stockholders' equity:
     Common stock, $0.01 par value; 50,000 shares
         authorized; 16,094 shares issued and
         outstanding at September 30, 2003                                     178               177
     Capital in excess of par value                                        173,906           171,047
     Treasury stock at cost, 1,720 shares at
         September 30, 2003                                                (25,909)          (25,819)
     Retained earnings                                                      95,807            81,664
     Accumulated other comprehensive income (loss)                           2,645            (4,146)
                                                                          --------          --------
         Total stockholders' equity                                        246,627           222,923
                                                                          --------          --------
         Total liabilities and stockholders' equity                       $475,956          $472,181
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

                                        GARDNER DENVER, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (in thousands)
                                             (Unaudited)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                     ------------------------------
                                                                       2003                  2002
                                                                     --------              --------
Cash flows from operating activities:
    Net income                                                       $ 14,143              $ 14,931
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                 11,053                10,859
         Net gain on asset dispositions                                  (359)                  (17)
         Stock issued for employee benefit plans                        1,904                 1,647
         Deferred income taxes                                          4,189                   244
    Changes in assets and liabilities:
         Receivables                                                   (2,518)                9,099
         Inventories                                                     (543)                3,932
         Accounts payable and accrued liabilities                      (5,568)              (13,269)
         Other assets and liabilities, net                              1,432                   (52)
                                                                     --------              --------
             Net cash provided by operating activities                 23,733                27,374
                                                                     --------              --------

Cash flows from investing activities:
    Capital expenditures                                               (8,194)               (7,476)
    Business acquisitions, net of cash acquired                        (2,402)                   --
    Disposals of property, plant and equipment                            940                   135
    Other                                                                  --                    (5)
                                                                     --------              --------
             Net cash used in investing activities                     (9,656)               (7,346)
                                                                     --------              --------

Cash flows from financing activities:
    Principal payments on long-term debt                              (44,899)              (48,808)
    Proceeds from long-term debt                                       27,000                12,000
    Proceeds from stock options                                           956                 2,289
    Purchase of treasury stock                                            (90)                 (201)
    Other                                                                  (2)                 (745)
                                                                     --------              --------
             Net cash used in financing activities                    (17,035)              (35,465)
                                                                     --------              --------

Effect of exchange rate changes on cash and
       equivalents                                                      1,914                 1,642
                                                                     --------              --------

Decrease in cash and equivalents                                       (1,044)              (13,795)
                                                                     --------              --------
Cash and equivalents, beginning of period                              25,667                29,980
                                                                     --------              --------
Cash and equivalents, end of period                                  $ 24,623              $ 16,185
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

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2.  STOCK-BASED COMPENSATION PLANS.

As allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company measures its compensation cost of equity instruments issued under employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted during the three and nine months ended September 30, 2003 and 2002 were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; accordingly, no compensation expense has been recognized. If the Company had accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, net income and basic and diluted earnings per share would have been as follows:

                                                                 THREE MONTHS                       NINE MONTHS
                                                                     ENDED                             ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                             ----------------------           -----------------------
                                                               2003           2002              2003            2002
                                                             -------        -------           -------         -------
Net income, as reported                                      $ 5,277        $ 4,829           $14,143         $14,931

Less: Total stock-based employee  compensation
expense determined under fair value method, net of
related tax effects                                              292            332               916             968
                                                             -------        -------           -------         -------

Pro forma net income                                         $ 4,985        $ 4,497           $13,227         $13,963
                                                             =======        =======           =======         =======

Basic earnings per share, as reported                        $  0.33        $  0.30           $  0.88         $  0.94
                                                             =======        =======           =======         =======

Basic earnings per share, pro forma                          $  0.31        $  0.28           $  0.82         $  0.88
                                                             =======        =======           =======         =======

Diluted earnings per share, as reported                      $  0.32        $  0.30           $  0.87         $  0.93
                                                             =======        =======           =======         =======

Diluted earnings per share, pro forma                        $  0.30        $  0.28           $  0.81         $  0.87
                                                             =======        =======           =======         =======

Compensation costs charged against income (net of tax) for restricted stock issued under the Company's Incentive Plan totaled $0.2 million in the nine months ended September 30, 2003.

NOTE 3.  INVENTORIES.

                                                       SEPTEMBER 30,         DECEMBER 31,
                                                           2003                  2002
                                                       -------------         ------------
Raw materials, including parts and
  subassemblies                                          $ 35,522              $ 35,675
Work-in-process                                            10,593                 9,077
Finished goods                                             26,750                25,355
Perishable tooling and supplies                             2,456                 2,456
                                                         --------              --------
                                                           75,321                72,563
Excess of current costs
  over LIFO costs                                          (4,970)               (5,115)
                                                         --------              --------
      Inventories, net                                   $ 70,351              $ 67,448
                                                         ========              ========

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS.

The changes in the carrying amount of goodwill attributable to each business segment for the nine months ended September 30, 2003, are as follows:

                                                                       COMPRESSED                       PUMP
                                                                      AIR PRODUCTS                    PRODUCTS
                                                                      ------------                    --------
Balance as of December 31, 2002                                         $176,230                       $25,531
  Goodwill acquired during year                                               --                           113
  Foreign currency translation                                             2,053                            --
                                                                        --------                       -------
Balance as of September 30, 2003                                        $178,283                       $25,644
                                                                        ========                       =======

Other intangible assets at September 30, 2003 consisted of the following:

                                                                      GROSS CARRYING                 ACCUMULATED
                                                                          AMOUNT                    AMORTIZATION
                                                                      --------------                ------------
Amortized intangible assets:
     Acquired technology                                                 $12,209                      $ (7,870)
     Other                                                                 4,234                        (2,169)

Unamortized intangible assets:
     Trademarks                                                            3,057                            --
                                                                         -------                      --------
        Total other intangible assets                                    $19,500                      $(10,039)
                                                                         =======                      ========

Amortization of intangible assets for the nine months ended September 30, 2003, was $1.1 million. Amortization of intangible assets is anticipated to be approximately $1.5 to $2.0 million per year for 2003 through 2007.

NOTE 5.  ACCRUED PRODUCT WARRANTY.

The following is a rollforward of the Company's warranty accrual for the three and nine months ended September 30, 2003.

                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 2003                SEPTEMBER 30, 2003
                                                                    ------------------                ------------------
Balance at beginning of period                                           $  6,695                          $  7,060
  Product warranty accruals                                                 1,589                             3,640
  Settlements                                                              (1,812)                           (4,394)
  Other                                                                        41                               207
                                                                         --------                          --------
Balance at end of period                                                 $  6,513                          $  6,513
                                                                         ========                          ========

NOTE 6.  EARNINGS PER SHARE.

The following table details the calculation of basic and diluted earnings per share:

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                      --------------------------     ---------------------------
                                                         2003             2002          2003             2002
                                                      ----------       ---------     ----------      -----------
Basic EPS:
     Net income                                       $    5,277       $   4,829     $   14,143      $    14,931
                                                      ==========       =========     ==========      ===========

Shares:
     Weighted average number of common
     shares outstanding                                   16,079          15,887         16,047           15,833
                                                      ==========       =========     ==========      ===========

Basic earnings per common share                       $     0.33       $    0.30     $     0.88      $      0.94
                                                      ==========       =========     ==========      ===========

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                      --------------------------     ---------------------------
                                                         2003             2002           2003            2002
                                                      ----------       ---------     -----------     -----------
Diluted EPS:
     Net income                                       $    5,277       $   4,829     $    14,143     $    14,931
                                                      ==========       =========     ===========     ===========

Shares:
     Weighted average number of common
       shares outstanding                                 16,079          15,887          16,047          15,833
     Assuming conversion of dilutive stock
       options issued and outstanding                        314             151             222             225
                                                      ----------       ---------     -----------     -----------
     Weighted average number of common
       shares outstanding, as adjusted                    16,393          16,038          16,269          16,058
                                                      ==========       =========     ===========     ===========

Diluted earnings per common share                     $     0.32       $    0.30     $      0.87     $      0.93
                                                      ==========       =========     ===========     ===========

NOTE 7.  COMPREHENSIVE INCOME.

For the three months ended September 30, 2003 and 2002, comprehensive income was $6.3 million and $5.5 million, respectively. For the nine months ended September 30, 2003 and 2002, comprehensive income was $20.9 million and $20.1 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments.

NOTE 8.  CASH FLOW INFORMATION.

In the first nine months of 2003 and 2002, the Company paid $2.8 million and $5.3 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first nine months of 2003 and 2002, was $3.6 million and $5.4 million, respectively.

NOTE 9.  CONTINGENCIES.

The Company is a party to various other legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature. Due to the bankruptcies of several asbestos manufacturers and other primary defendants, the Company has been named as a defendant in an increasing number of asbestos personal injury lawsuits. We have also been named as a defendant in an increasing number of silicosis personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources, and typically the Company is one of approximately 25 or more named defendants. In our experience, the substantial majority of the plaintiffs have not been physically impaired by the alleged exposure.

Predecessors to the Company manufactured, distributed and sold the products allegedly at issue in the pending asbestos and silicosis litigation lawsuits. The Company has potential responsibility for certain contingent liabilities with respect to these products, namely: (a) air compressors which used asbestos containing components manufactured and supplied by third parties; and (b) portable air compressors used in sandblasting operations as a component of sandblasting equipment manufactured and sold by others. The sandblasting equipment is alleged to have caused the silicosis disease plaintiffs' claim in these cases.

Neither the Company, nor its predecessors, ever mined, manufactured, mixed, produced or distributed asbestos fiber. The asbestos containing components used in the products at issue were completely encapsulated in a protective non-asbestos binder and enclosed within the subject products. Furthermore, the Company has never manufactured or distributed portable air compressors.

The Company has entered into a series of cost sharing agreements with multiple insurance companies to secure coverage for asbestos and silicosis lawsuits. The Company also believes some of the potential liabilities regarding these lawsuits are covered by indemnity agreements with other parties. The Company's uninsured settlement payments for past asbestos and silicosis lawsuits have been immaterial. The Company believes that the pending, and future, asbestos and silicosis lawsuits will not, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company's anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the components described above; the fact that the substantial majority of plaintiffs are not impaired with a disease; various potential defenses available to the Company with respect to such matters; and the Company's prior disposition of comparable matters.

However, because future developments could cause a different outcome, there can be no assurance that the resolution of pending or future lawsuits, whether by judgment, settlement or dismissal, will not have a material adverse effect on our consolidated financial position, results of operation or liquidity.

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

NOTE 10. SEGMENT INFORMATION.

                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                          -------------------------------    -------------------------------
                                                2003              2002             2003              2002
                                          -------------     -------------    -------------      ------------
Revenues:
    Compressed Air Products               $      91,554     $      85,496    $     271,183      $    263,247
    Pump Products                                20,507            17,295           51,757            51,007
                                          -------------     -------------    -------------      ------------
       Total                              $     112,061     $     102,791    $     322,940      $    314,254
                                          =============     =============    =============      ============
Operating Earnings:
    Compressed Air Products               $       7,089     $       7,375    $      21,364      $     23,515
    Pump Products                                 1,971             1,540            2,979             3,551
                                          -------------     -------------    -------------      ------------
       Total                                      9,060             8,915           24,343            27,066
    Interest expense                              1,070             1,566            3,411             4,978
    Other expense (income), net                     230                32              133              (535)
                                          -------------     -------------    -------------      ------------
Income before income taxes                $       7,760     $       7,317    $      20,799      $     22,623
                                          =============     =============    =============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS.

      PERFORMANCE IN THE QUARTER ENDED SEPTEMBER 30, 2003 COMPARED WITH
                    THE QUARTER ENDED SEPTEMBER 30, 2002

Revenues

Revenues increased $9.3 million to $112.1 million for the three months ended September 30, 2003, compared to $102.8 million in the same period of 2002 due to increased order activity in both reportable segments and changes in currency exchange rates.

For the three months ended September 30, 2003, revenues for the Compressed Air Products segment increased $6.1 million (7%) to $91.6 million, compared to the same period of 2002. Revenues in this segment increased $3.1 million (4%) primarily due to improved orders for industrial products, particularly from Europe and Asia and $3.0 million (3%) from changes in currency exchange rates. Pump Products segment revenues increased $3.2 million (19%) to $20.5 million for the three months ended September 30, 2003, compared to the same period of 2002, primarily as a result of increased demand for well stimulation pumps and petroleum pump parts.

Costs and Expenses

Gross margin (defined as sales less cost of sales excluding depreciation and amortization) for the three months ended September 30, 2003 increased $1.3 million (4%) to $33.9 million compared to the same period of 2002. Gross margin as a percentage of revenues (gross margin percentage) decreased to 30.2% in the three-month period of 2003 from 31.6% in the same period of 2002. The decrease in gross margin percentage was principally attributable to unfavorable sales mix (including lower centrifugal blower and drilling pump sales and higher compressor package sales) combined with higher warranty expense (due to unusually low warranty expense in the third quarter of 2002, as a result of favorable claims experience). These negative factors were partially offset by cost reduction efforts, including continued acquisition integration.

Selling and administrative expenses increased in the three-month period of 2003 by 6% to $21.1 million from $19.9 million in the same period of 2002. Selling and administrative expenses increased 3% primarily due to higher compensation and fringe benefit expense and 3% due to changes in currency exchange rates. Selling and administrative expenses as a percentage of revenues decreased to 18.8% for the three-month period of 2003 compared to 19.4% in 2002 primarily as a result of the increase in revenues.

The Compressed Air Products segment generated operating margins (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) of 7.7% for the three-month period ended September 30, 2003, a decrease from 8.6% for the same period of 2002. This decrease was primarily attributable to the higher warranty, compensation and fringe benefit expense discussed above. These negative factors were partially offset by cost reductions, including continued acquisition integration, combined with revenue and operating margin improvement on compressor packages.

The Pump Products segment generated operating margins of 9.6% of revenues for the three-month period ended September 30, 2003, compared to an operating margin of 8.9% for the same period in 2002. This increase was primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base.

Interest expense decreased $0.5 million (32%) to $1.1 million for the three months ended September 30, 2003, compared to $1.6 million for the same period of 2002 due to lower average borrowings and interest rates. The average interest rate for the three-month period of 2003 was 4.0% compared to 4.6% in the prior year period.

Other expense, net increased $0.2 million compared to the prior year period primarily due to lower interest income and higher foreign currency transaction losses generated from U.S. dollar denominated balances of foreign subsidiaries in 2003.

Income before income taxes increased $0.4 million (6%) to $7.8 million for the three months ended September 30, 2003, compared to the same period of 2002. This increase was primarily the result of the positive impact of increased leverage of the Pump Products segment's fixed and semi-fixed costs over a higher revenue base, cost reduction efforts (including continued acquisition integration), lower interest expense and changes in currency exchange rates. These positive factors were partially offset by the negative factors driving the changes in the Compressed Air Products segment operating margins and other expense as discussed above.

The provision for income taxes was $2.5 million in both three-month periods, as higher income before taxes was offset by a lower overall effective tax rate. The Company's effective tax rate for the three months ended September 30, 2003 decreased to 32.0%, compared to 34.0% in the prior year period, principally as a result of a higher proportion of Extraterritorial Income Exclusion (EIE) benefit from U.S. export sales relative to pretax income.

Net income for the three months ended September 30, 2003 increased $0.4 million (9%) to $5.3 million ($0.32 diluted earnings per share), compared to $4.8 million ($0.30 diluted earnings per share) for the same period of 2002. This increase in net income was primarily attributable to the same factors that resulted in increased income before taxes noted above combined with a lower effective tax rate in 2003. Changes in currency exchange rates increased net income by approximately $0.2 million in the three months ended September 30, 2003 compared to the prior year period.

    PERFORMANCE IN THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH
                  THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

Revenues increased $8.7 million to $322.9 million for the nine months ended September 30, 2003, compared to the same period of 2002 primarily due to changes in currency exchange rates.

For the nine months ended September 30, 2003, revenues for the Compressed Air Products segment increased $7.9 million (3%) to $271.2 million, compared to the same period of 2002. Revenues in this segment increased approximately 5% due to changes in currency exchange rates. Excluding the impact of changes in currency exchange rates, revenues in this segment decreased approximately 2% due to softer industrial economic conditions in the U.S. and Europe, which was partially offset by incremental demand of compressor packages used in PET bottle blowing applications. Pump Products segment revenues increased $0.8 million (1%) to $51.8 million for the nine months ended September 30, 2003, compared to the same period of 2002. This increase is primarily attributable to higher shipments of well stimulation pumps and petroleum pump parts and was partially offset by lower drilling pump sales. In 2002, Pump Products segment revenues were primarily supported by drilling pump backlog carried over from 2001 orders.

Costs and Expenses

Atchison Casting Corporation, the Company's largest supplier of iron castings in 2002, downsized and subsequently closed its LaGrange, Missouri foundry ("LaGrange Foundry") in the second half of 2002. As a result, the Company implemented its previously developed contingency plan to secure alternate supply sources. The Company does not anticipate that the closure of the LaGrange Foundry will materially impact its long-term financial performance. However, there was a negative impact (estimated at $0.04-$0.05 diluted earnings per share) on the Company's financial performance during the first nine months of 2003, as additional costs were incurred to expedite castings from new suppliers and accelerate depreciation expense of pattern modification charges from alternate casting suppliers who are no longer servicing the Company.

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

Gross margin for the nine months ended September 30, 2003 decreased $0.3 million to $97.8 million compared to the same period of 2002. The gross margin percentage decreased to 30.3% in the nine-month period of 2003 from 31.2% in the same period of 2002. This decrease in the gross margin percentage was principally attributable to unfavorable sales mix (including lower drilling pump and centrifugal blower sales and higher compressor package sales) and costs associated with the disruption in the Company's casting supply chain. These negative factors were partially offset by cost reduction efforts, including continued acquisition integration efforts.

Selling and administrative expenses increased in the nine-month period of 2003 by 4% to $62.4 million from $60.2 million in the same period of 2002 primarily due to changes in foreign currency exchange rates. Excluding the impact of foreign currency exchange rate changes, selling and administrative expenses decreased approximately $0.2 million due to cost reductions, including continued acquisition integration efforts. These cost reductions were partially offset by higher compensation expense, sales commissions, fringe benefit and legal costs. Selling and administrative expenses as a percentage of revenues increased to 19.3% for the nine-month period of 2003 compared to 19.1% in 2002 primarily as a result of the factors discussed above which were partially offset by the impact of higher revenues.

The Compressed Air Products segment generated operating margins of 7.9% for the nine-month period ended September 30, 2003, a decrease from 8.9% for the same period of 2002. This decrease was primarily attributable to higher warranty, compensation and fringe benefit expense combined with costs associated with the disruption within the Company's casting supply chain. These negative factors were partially offset by cost reductions, including continued acquisition integration efforts, combined with revenue and operating margin improvement from compressor packages used in PET bottle blowing applications.

The Pump Products segment generated operating margins of 5.8% of revenues for the nine-month period ended September 30, 2003, compared to an operating margin of 7.0% for the same period in 2002. This decrease was primarily attributable to a less favorable sales mix, which included a lower percentage of revenues from drilling pumps, which carry higher margins than other pump products. This negative factor was partially offset by lower warranty expense.

Interest expense decreased $1.6 million (31%) to $3.4 million for the nine months ended September 30, 2003, compared to $5.0 million for the same period of 2002 due to lower average borrowings and interest rates. The average interest rate for the nine-month period of 2003 was 4.1% compared to 4.4% in the prior year period.

Other expense, net increased $0.7 million compared to the prior year period primarily due to lower interest income and higher foreign currency transaction losses generated from U.S. dollar denominated balances of foreign subsidiaries in 2003. These negative factors were partially offset by a $0.4 million (pretax) gain on the sale of an idle manufacturing facility in Syracuse, New York in the second quarter of 2003.

Income before income taxes decreased $1.8 million (8%) to $20.8 million for the nine months ended September 30, 2003, compared to the same period of 2002. This decrease was primarily the result of the factors driving the changes in segment operating margins and other expense noted above. These negative factors were partially offset by cost reductions, including continued acquisition integration efforts, changes in currency exchange rates and lower interest expense.

The provision for income taxes decreased by $1.0 million (13%) to $6.7 million for the nine-month period of 2003, compared to $7.7 million in 2002, as a result of the lower income before taxes and a lower overall effective tax rate. The Company's effective tax rate for the nine months ended September 30, 2003 decreased to 32.0%, compared to 34.0% in the prior year period, principally as a result of a higher proportion of Extraterritorial Income Exclusion (EIE) benefit from U.S. export sales relative to pretax income.

Net income for the nine months ended September 30, 2003 decreased $0.8 million (5%) to $14.1 million ($0.87 diluted earnings per share), compared to $14.9 million ($0.93 diluted earnings per share) for the same period of 2002. This decrease in net income was primarily attributable to the same factors that resulted in decreased income before taxes discussed above partially offset by a lower effective tax rate in 2003. Changes in currency exchange rates increased net income by approximately $0.7 million in the nine months ended September 30, 2003 compared to the prior year period.

Outlook

In general, demand for compressed air products correlates to the rate of manufacturing capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product. In the third quarter of 2003, orders for compressed air products were $90.3 million, compared to $80.7 million in the same period of 2002. For the first nine months of 2003, orders for compressed air products were $265.1 million compared to $259.9 million in the same period of 2002. Order backlog for the Compressed Air Products segment was $56.5 million as of September 30, 2003, compared to $56.9 million as of September 30, 2002. The favorable impact of changes in currency exchange rates was approximately $12.1 million and $1.7 million and for compressed air products orders and backlog, respectively, as of and for the nine months ended September 30, 2003. Excluding this impact, the decrease in orders and backlog compared to the prior year is primarily due to softer U.S. and European industrial economies.

Demand for pump products, which are primarily petroleum related, has historically corresponded to market conditions and expectations for oil and natural gas prices. Orders for pump products were $18.9 million in the third quarter of 2003 compared to $14.5 million in the same period of 2002. For the first nine months of 2003, pump product orders were $53.4 million compared to $40.7 million in the same period of 2002. The increase in orders can primarily be attributed to increasing demand for well stimulation pumps and petroleum pump parts. Compared to September 30, 2002, backlog for this business segment decreased $1.6 million to $8.7 million on September 30, 2003, primarily due to the significant drilling pump backlog in the third quarter of 2002, which was carried over from 2001 orders.

During the fourth quarter of 2003, the Company announced and initiated restructuring plans to eliminate redundant manufacturing capacity, streamline operations and reduce costs. These activities represent further integration of previously completed acquisitions, which the Company expects will better leverage existing manufacturing facilities. As a result of the restructuring, the Company expects to realize a net reduction in headcount of approximately 80 personnel (approximately 4% of its current workforce) by 2005. The Company also announced a detailed inventory reduction plan and its intent to establish a compressor packaging and assembly operation in China. The Company estimates the aggregate financial impact of these programs (restructuring plans, inventory reduction plan and China operations establishment) will be a reduction in diluted earnings per share of approximately $0.10 to $0.12 in the fourth quarter of 2003. Based upon the above and the current economic environment and activity levels in both reporting segments, the Company anticipates that diluted earnings per share will be approximately $0.22 to $0.26 for the fourth quarter of 2003. Diluted earnings per share is expected to be approximately $1.09 to $1.13 for the year, which is within the range of the Company's previous guidance after adjustment for the programs discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Operating Working Capital

During the nine months ended September 30, 2003, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $11.1 million due to higher receivables and inventories and lower accounts payable and accrued liabilities. Additions to inventory resulted primarily from positioning long lead-time orders in backlog and changes in currency exchange rates. The increase in receivables is primarily due to timing of shipments and changes in currency exchange rates. The lower accounts payable and accrued liabilities are primarily due to timing of payments and were partially offset by changes in currency exchange rates.

Cash Flows

During the first nine months of 2003, the Company generated cash flows from operating activities totaling $23.7 million, compared to $27.4 million in the prior year period. This unfavorable comparison is primarily due to an increase in operating working capital and lower net income in 2003, as discussed above. During the first nine months of 2003, cash from operating activities supported the Company's ability to invest in capital expenditures ($8.2 million), reduce total debt ($17.9 million) and acquire a small machine shop in Odessa, Texas ($2.4 million). The cash flows provided by operating activities and used in investing and financing activities, combined with the effect of changes in currency exchange rates, resulted in a net cash decrease of $1.0 million for the first nine months of 2003.

Capital Expenditures and Commitments

Capital projects designed to increase operating efficiency and flexibility, expand production capacity and increase product quality resulted in expenditures of $8.2 million in the first nine months of 2003. This was $0.7 million higher than the level of capital expenditures in the comparable period in 2002, primarily due to the timing of capital projects. Commitments for capital expenditures at September 30, 2003 approximated $10 million. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, the Company's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet tax obligations which arise from the exercise or vesting of incentive stock options, restricted stock or performance shares. The Board has authorized up to 400,000 shares for repurchase under this program and, of this amount, approximately 200,000 shares remain available for repurchase. No shares were repurchased under these repurchase programs during 2002 or 2003. As of September 30, 2003, a total of 1,572,542 shares have been repurchased at a cost of $22.8 million under both repurchase programs. During the nine months ended September 30, 2003, the Company also acquired 3,983 shares of its common stock, valued at $0.1 million, which were tendered for the exercise of stock options.

Liquidity

The Company's amended and restated Revolving Line of Credit Agreement (the "Credit Line") has a borrowing capacity of $150.0 million and matures on March 6, 2005. Subject to approval by lenders holding more than 75% of the debt, the Company may request up to two, one-year extensions. The total debt balance will be due upon final maturity. On September 30, 2003, the Credit Line had an outstanding principal balance of $33.0 million, leaving $117.0 million available for future use or for letters of credit, subject to the terms of the Credit Line.

The Credit Line also provided for an additional $50 million Term Loan which was used to retire debt outstanding under a previous interim credit agreement. The five-year Term Loan requires principal payments of $2.5 million in years one and two, and $15.0 million in years three through five. On September 30, 2003, the Term Loan had an outstanding principal balance of $46.3 million.

The Company's borrowing arrangements are generally unsecured and permit certain investments and dividend payments. There are no material restrictions on the Company as a result of its credit agreements, other than customary covenants regarding certain earnings, liquidity and capital ratios.

On September 24, 2003, the Company filed with the Securities and Exchange Commission ("SEC") a shelf registration statement regarding $150 million of its securities. The registration statement has since been declared effective by the SEC and allows the Company to complete one or more offerings of its common stock, preferred stock, debt securities or warrants. The Company intends to use the net proceeds from any offering for acquisitions, capital expenditures, repayment of borrowings, working capital and other general corporate purposes.

Management currently expects the Company's future cash flows to be sufficient to fund its scheduled debt service and provide required resources for working capital and ongoing capital investments.

CONTINGENCIES

The Company is a party to various other legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature. Due to the bankruptcies of several asbestos manufacturers and other primary defendants, the Company has been named as a defendant in an increasing number of asbestos personal injury lawsuits. We have also been named as a defendant in an increasing number of silicosis personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources, and typically the Company is one of approximately 25 or more named defendants. In our experience, the substantial majority of the plaintiffs have not been physically impaired by the alleged exposure.

Predecessors to the Company manufactured, distributed and sold the products allegedly at issue in the pending asbestos and silicosis litigation lawsuits. The Company has potential responsibility for certain contingent liabilities with respect to these products, namely: (a) air compressors which used asbestos containing components manufactured and supplied by third parties; and (b) portable air compressors used in sandblasting operations as a component of sandblasting equipment manufactured and sold by others. The sandblasting equipment is alleged to have caused the silicosis disease plaintiffs' claim in these cases.

Neither the Company, nor its predecessors, ever mined, manufactured, mixed, produced or distributed asbestos fiber. The asbestos containing components used in the products at issue were completely encapsulated in a protective non-asbestos binder and enclosed within the subject products. Furthermore, the Company has never manufactured or distributed portable air compressors.

The Company has entered into a series of cost sharing agreements with multiple insurance companies to secure coverage for asbestos and silicosis lawsuits. The Company also believes some of the potential liabilities regarding these lawsuits are covered by indemnity agreements with other parties. The Company's uninsured settlement payments for past asbestos and silicosis lawsuits have been immaterial.

The Company believes that the pending, and future, asbestos and silicosis lawsuits will not, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company's anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the components described above; the fact that the substantial majority of plaintiffs are not impaired with a disease; various potential defenses available to the Company with respect to such matters; and the Company's prior disposition of comparable matters.

However, because future developments could cause a different outcome, there can be no assurance that the resolution of pending or future lawsuits, whether by judgment, settlement or dismissal, will not have a material adverse effect on our consolidated financial position, results of operation or liquidity.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

All of the statements in this Management's Discussion and Analysis, other than historical facts, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements made under the caption "Outlook." As a general matter, forward-looking statements are those focused upon anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to Gardner Denver's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the ability to maintain and to enter into key purchasing, supply and outsourcing relationships; (2) the ability to effectively manage the transition of iron casting supply to alternate sources and the skill, commitment and availability of such alternate sources; (3) the ability to identify, negotiate and complete future acquisitions; (4) the speed with which the Company is able to integrate acquisitions and realize the related financial benefits; (5) the successful implementation of other strategic initiatives, including, without limitation, restructuring plans, inventory reduction programs and other cost reduction efforts; (6) the domestic and/or worldwide level of oil and natural gas prices and oil and gas drilling and production, which affect demand for the Company's petroleum products; (7) changes in domestic and/or worldwide industrial production and industrial capacity utilization rates, which affect demand for the Company's compressed air products; (8) pricing of Gardner Denver products; (9) the degree to which the Company is able to penetrate niche and international markets; (10) the ability to attract and retain quality management personnel; (11) market performance of pension plan assets and changes in discount rates used for actuarial assumptions in pension and other post-employment obligation and expense calculations; (12) the continued ability to effectively manage and defend litigation matters pending, or asserted in the future, against the Company; (13) the development and acceptance of the Company's new product offerings; and (14) the continued successful implementation and utilization of the Company's electronic services.

The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, even though its situation and circumstances may change in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 2002 and September 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Chairman, President and Chief Executive Officer and the Vice President, Finance and Chief Financial Officer. Based upon that evaluation, the Chairman, President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the Company's controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic SEC reports is recorded, processed, summarized, and reported as and when required. In addition, they concluded that there were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         10.10 Form of Gardner Denver, Inc. Nonemployee Director Stock Option Agreement, as amended July 29, 2003.

         12     Calculation of Ratio of Earnings to Fixed Charges.

         31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

         31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

         32 Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).

(b) Reports on Form 8-K

         On October 20, 2003, Gardner Denver, Inc. filed a Current Report on Form 8-K to furnish its press release announcing the Company's earnings for the third quarter and nine months ended September 30, 2003, certain recent activities, and guidance as to certain future results.

         On September 17, 2003, Gardner Denver, Inc. filed a Current Report on Form 8-K to report a temporary suspension of trading under its employee benefits plans.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GARDNER DENVER, INC.

Date: November 12, 2003                  By:    /s/Ross J. Centanni
                                             ---------------------------------
                                         Ross J. Centanni
                                         Chairman, President & CEO

Date: November 12, 2003                  By:    /s/Philip R. Roth
                                             ---------------------------------
                                         Philip R. Roth
                                         Vice President, Finance & CFO

Date: November 12, 2003                  By:    /s/Daniel C. Rizzo, Jr.
                                             ---------------------------------
                                         Daniel C. Rizzo, Jr.
                                         Vice President and Corporate
                                         Controller (Chief Accounting Officer)

                            GARDNER DENVER, INC.

                                EXHIBIT INDEX

EXHIBIT
NO.                              DESCRIPTION

10.10 Form of Gardner Denver, Inc. Nonemployee Stock Option Agreement, as amended July 29, 2003.

12       Calculation of Ratio of Earnings to Fixed Charges.

31.1 Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2 Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).

32 Certification pursuant to 18 U.S.C. Section 1350 and Exchange Act Rule 13a-14(b).