Form 10-K
period 2003-12-31
GARDNER DENVER INC
filed 2004-03-10
CIK 916459

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-K

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the fiscal year ended December 31, 2003

       [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from ___________ to ___________

                  Commission file number        1-13215
                                         -----------------------


                            GARDNER DENVER, INC.
----------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                     76-0419383
--------------------------------------            --------------------------
   (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

 1800 Gardner Expressway, Quincy, IL                         62301
--------------------------------------            --------------------------
(Address of Principal Executive Offices)                  (Zip Code)


                               (217) 222-5400
----------------------------------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)


    Securities registered pursuant to Section 12(b) of the Act:

                        Common Stock, $0.01 par value
----------------------------------------------------------------------------
                              (Title of Class)

                     Rights to Purchase Preferred Stock
----------------------------------------------------------------------------
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

    Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).  Yes  X    No
                                              ---      ---

The aggregate market value of the registrant's voting stock held by non-affiliates as of June 30, 2003 was $328.7 million.

The number of shares outstanding of the registrant's Common Stock, as of March 8, 2004 was 16,251,601.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Gardner Denver, Inc. Proxy Statement, dated March 8, 2004 (incorporated into Part III of this Annual Report on Form 10-K).

    Portions of the 2003 Annual Report to Stockholders (incorporated into Parts I and II of this Annual Report on Form 10-K).

============================================================================

                                   PART I

ITEM 1.  BUSINESS

Other than under "Recent Developments," the following business discussion does not reflect Gardner Denver's acquisition of Syltone plc ("Syltone") in January 2004. Service marks, trademarks and/or tradenames and related designs or logotypes owned by Gardner Denver, Inc. or its subsidiaries are shown in italics.

Gardner Denver, Inc. ("Gardner Denver" or the "Company") designs, manufactures and markets compressed air products and pump products. The Company believes it is one of the leading manufacturers of highly engineered stationary air compressors and blowers for industrial applications in the United States. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration and engineered vacuum systems. The Company also believes that it is one of the leading manufacturers of reciprocating pumps used in oil and natural gas well drilling, servicing and production and in water jetting systems.

For the year ended December 31, 2003, the Company's revenues were $439.5 million, of which approximately 84% were derived from sales of compressed air products while approximately 16% were from sales of pump products. Approximately 58% of the Company's total revenues for the year ended December 31, 2003 were derived from sales in the United States and approximately 42% were from sales to customers in various countries outside the United States. Of the total non-U.S. sales, 52% were to Europe, 21% to Asia, 15% to Canada, 9% to Latin America and 3% to other regions.

The Company's international operations and United States export sales are exposed to such risks as risk of nationalization of private enterprises, risk of political or economic instability in certain countries, differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights, changes in the legal and regulatory policies of foreign jurisdictions, credit risks, currency fluctuations, exchange controls, changes in tariff restrictions, royalty and tax increases, export and import restrictions and restrictive regulations of foreign governments, potential problems obtaining supply of raw materials and shipping products during times of crisis or war, as well as other factors inherent in foreign operations.

HISTORY

The Company's business of manufacturing industrial and petroleum equipment began in 1859 when Robert W. Gardner redesigned the fly-ball governor to provide speed control for steam engines. By 1900, the then Gardner Company had expanded its product line to include steam pumps and vertical high-speed air compressors. In 1927, the Gardner Company merged with Denver Rock Drill, a manufacturer of equipment for oil wells and mining and construction, and became the Gardner-Denver Company. In 1979, the Gardner-Denver Company was acquired by Cooper Industries, Inc. ("Cooper") and operated as 10 unincorporated divisions. Two of these divisions, the Gardner-Denver Air Compressor Division and the Petroleum Equipment Division, were combined in 1985 to form the Gardner-Denver Industrial Machinery Division (the

"Division"). The OPI pump product line was purchased in 1985 and added to the Division. In 1987, Cooper acquired the Sutorbilt and DuroFlow blower product lines and the Joy industrial compressor product line, which were also consolidated into the Division. Effective December 31, 1993, the assets and liabilities of the Division were transferred by Cooper to the Company, which had been formed as a wholly-owned subsidiary of Cooper. On April 15, 1994, the Company was spun-off as an independent company to the shareholders of Cooper.

Gardner Denver has completed fifteen acquisitions since becoming an independent company. In 1996, Gardner Denver acquired NORAMPTCO, Inc., renamed Gardner Denver Holdings Inc., and its primary operating subsidiary Lamson Corporation ("Lamson"). Lamson designs, manufactures and sells multistage centrifugal blowers and exhausters used in various industrial and wastewater applications. Lamson's products complemented the Company's product offering by enabling it to expand its participation in environmental and industrial segments requiring air and gas management.

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

In January 1998, the Company purchased Champion Pneumatic Machinery Company, Inc. ("Champion"). Champion, located in Princeton, Illinois, is a leading manufacturer of low horsepower reciprocating compressors. Champion opened new market opportunities for Gardner Denver products through the Champion distribution network and expanded the range of reciprocating compressors available to existing distributors of Gardner Denver branded products.

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

In April 1999, the Company acquired Allen-Stuart Equipment Company, Inc. ("Allen-Stuart"), located in Houston, Texas. Allen-Stuart, which also conducts business as the Gardner Denver Engineered Packaging Center, designs, fabricates and services custom-engineered packages for blower and compressor equipment in air and gas applications. This entity also distributes Gardner Denver blowers in Texas. The addition of Allen-Stuart enhanced the Company's ability to supply engineered packages, incorporating the wide range of compressor and blower products manufactured by Gardner Denver. During 2003, the fabrication of customer-engineered packages was transferred to the Company's existing facility in Quincy, Illinois.

In April 1999, the Company also purchased Butterworth Jetting Systems, Inc., a manufacturer of water jetting pumps and systems serving the industrial cleaning and maintenance market, located in Houston, Texas. This operation, which was renamed Gardner Denver Water Jetting Systems, Inc., expanded the Company's position in the rapidly growing water jetting market.

In October 1999, the Company acquired Air Relief, Inc. ("Air Relief"), located in Mayfield, Kentucky. Air Relief is an independent provider of replacement parts and service for centrifugal compressors. This operation enhanced the Company's ability to penetrate the centrifugal compressor market by adding key engineering, assembly, sales and service capabilities.

In January 2000, the Company acquired Invincible Airflow Systems, Co. ("Invincible"). Invincible, located in Baltic, Ohio, manufactured single and fabricated multistage centrifugal blowers and engineered vacuum systems. Invincible extended Gardner Denver's product offering for the industrial cleaning market and introduced the Company's centrifugal blowers to new markets. During 2003, manufacturing of Invincible products was transferred to the Company's existing centrifugal blower facility in Peachtree City, Georgia.

The Company acquired Jetting Systems & Accessories, Inc. ("JSA") in April 2000 and CRS Power Flow, Inc. ("CRS") in July 2000. JSA and CRS were located in Houston, Texas, and both manufacture aftermarket products for the water jetting industry. These two acquisitions complemented the Company's product offering for the water jetting market and further leveraged Gardner Denver's commitment to being a full service provider in the water jetting industry. Manufacturing of JSA and CRS products were subsequently transferred to the Company's existing water jetting facility in Houston, Texas in 2000 and 2001, respectively.

In September 2001, the Company acquired Hamworthy Belliss & Morcom ("Belliss & Morcom"), headquartered in Gloucester, United Kingdom ("U.K."). Belliss & Morcom manufactures and distributes reciprocating air compressors used for a variety of niche applications, such as polyethylene terephthalate ("PET") bottle blowing, breathing air equipment and compressed natural gas. The acquisition of Belliss & Morcom broadened the Company's range of product offerings, strengthened its distribution and service networks and increased its participation in sales of products with applications that have the potential to grow faster than the overall industrial economy.

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


In August 2003, the Company acquired a small machine shop operation in Odessa, Texas to service and repair well stimulation and drilling pumps serving the Permian Basin. This business also has a line of pumps and uniquely designed fluid cylinders, which enhances the Company's existing product offering. This acquisition provides opportunities to strengthen relationships with existing customers and expand its share of aftermarket business in this key geographic region.

On January 2, 2004, the Company effectively acquired all of the outstanding shares of Syltone plc ("Syltone"), previously a publicly traded company listed on the London Stock Exchange. See "Recent Development" section below for further information on the Syltone acquisition.

MARKETS AND PRODUCTS

A description of the particular products manufactured and sold by Gardner Denver in its two reportable segments as of December 31, 2003, is set forth below. Other than under "Recent Developments," the following discussion does not reflect our acquisition of Syltone in January 2004.

Compressed Air Products Segment

In the Compressed Air Products segment, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, sliding vane and centrifugal compressors, positive displacement and centrifugal blowers. The Company's sales of compressed air products for the year ended December 31, 2003 were $369.0 million, of which approximately 57% were to customers in the United States.

Compressors are used to increase the pressure of gas, including air, by mechanically decreasing its volume. The Company's reciprocating compressors range from 0.5 to 1,500 horsepower and are sold under the Gardner Denver, Champion, Commandair and Belliss & Morcom trademarks. The Company's rotary screw compressors range from 5 to 680 horsepower and are sold under the Gardner Denver, Electra-Screw, Electra-Saver, Enduro, RotorChamp, Twistair, Tamrotor, and Tempest trademarks. The Company's centrifugal compressors range from 400 to 1,500 horsepower and are sold under the GD Turbo name.

Blowers are used to produce a high volume of air at low pressure and to produce vacuum. Positive displacement blowers provide a constant volume of airflow at varying levels of pressure. Centrifugal blowers produce a constant level of pressure and varying volumes of airflow. The Company's positive displacement blowers range from 0 to 36 pounds per square inch gauge (PSIG) pressure and 0-28 inches of mercury (Hg) vacuum and 0 to 43,000 cubic feet per minute (CFM) and are sold under the trademarks Sutorbilt, DuroFlow, CycloBlower and TurboTron. The Company's multistage centrifugal blowers are sold under the trademarks Lamson and Hoffman and range from 0.5 to 25 PSIG pressure and 0-18" Hg vacuum and 100 to 50,000 CFM.

The Company's rotary sliding vane compressors and vacuum pumps range from 0 to 150 PSIG and 0 to 3,000 CFM and are sold under the trademark Wittig. The Company's engineered vacuum systems are used in industrial cleaning and maintenance and are sold under the Invincible and Cat Vac trademarks.

Almost all domestic manufacturing plants and industrial facilities, as well as many service industries, utilize air compressors or blowers. The largest customers for our compressor products are durable and non-durable goods manufacturers; process industries (petroleum, primary metals, pharmaceutical, food and paper); original equipment manufacturers ("OEMs"); manufacturers of carpet cleaning equipment, pneumatic conveying equipment, and dry and liquid bulk transports; wastewater treatment facilities; and automotive service centers and niche applications such as PET bottle blowing, breathing air equipment and compressed natural gas. Manufacturers of machinery and related equipment use stationary compressors for automated systems, controls, materials handling and special machinery requirements. The petroleum, primary metals, pharmaceutical, food and paper industries require compressed air for process, instrumentation and control, packaging and pneumatic conveying. Blowers are instrumental to local utilities for aeration in treating industrial and municipal waste. Blowers are also used in service industries, for example, residential carpet cleaning to vacuum moisture from carpets during the shampooing and cleaning process. Blowers and rotary vane compressors are used on trucks to vacuum leaves and debris from street sewers and to unload liquid and dry bulk and powder materials such as cement, grain and plastic pellets. Additionally, blowers are used in numerous chemical process applications.

The Compressed Air Products segment operates production facilities around the world including seven plants (including two remanufacturing facilities) in the U.S., two in the U.K. and one each in Finland, Germany and Canada. The most significant facilities include owned properties in Sedalia, Missouri; Gloucester, U.K.; Princeton, Illinois; and Schopfheim, Germany and leased properties in Peachtree City, Georgia and Tampere, Finland.

Pump Products Segment

Gardner Denver designs, manufactures, markets and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. Sales of the Company's pump products for the year ended December 31, 2003 were $70.5 million, of which approximately 64% were to customers in the United States.

Positive displacement reciprocating pumps are marketed under the Gardner Denver, Geoquip, Ajax and OPI trademarks. Typical applications of Gardner Denver pumps in oil and natural gas production include oil transfer, water flooding, salt water disposal, pipeline testing, ammine pumping for gas processing, re-pressurizing, enhanced oil recovery, hydraulic power and other liquid transfer applications. The Company's production pumps range from 16 to 600 horsepower and consist of horizontal and vertical designed pumps. The Company markets one of the most complete product lines of well servicing pumps. Well servicing operations include general workover service, completions (bringing wells into production after drilling), and plugging and abandonment of wells. The Company's well servicing products consist of high pressure plunger pumps ranging from 165 to 400 horsepower. Gardner Denver also manufactures intermittent duty triplex and quintuplex plunger pumps ranging from 250 to 3,000 horsepower for well cementing and stimulation, including reservoir fracturing or acidizing. Duplex pumps, ranging from 16 to 135 horsepower, are produced for shallow drilling, which includes water well drilling, seismic drilling and mineral exploration. Continuous duty triplex mud pumps for oil and natural gas drilling rigs range from 275 to 2,000 horsepower. A small portion of Gardner Denver and Ajax pumps are sold for use in industrial applications.

Gardner Denver water jetting pumps and systems are used in industrial cleaning and maintenance and are sold under the Partek, Liqua-Blaster and American Water Blaster trademarks. Applications in this market segment include runway and shiphull cleaning, concrete demolition and metal surface preparation.

The Pump Products segment operates six production facilities (including one remanufacturing facility) in the U.S. The most significant facilities include owned properties in Quincy, Illinois and Tulsa, Oklahoma and a leased property in Houston, Texas.

For financial information over the past three years on the Company's performance by industry segment and the Company's international sales, refer to Note 15 of the Notes to Consolidated Financial Statements included in Gardner Denver's 2003 Annual Report to Stockholders and incorporated herein by reference.

CUSTOMERS AND CUSTOMER SERVICE

Gardner Denver sells its products through independent distributors and sales representatives and directly to OEMs, engineering firms and end-users. The Company has been able to establish strong customer relationships with several key OEMs and exclusive supply arrangements with many of our distributors. The Company uses a direct sales force to service OEM and engineering firm accounts because these customers typically require higher levels of technical assistance, more coordinated shipment scheduling and more complex product service than customers of our less specialized products. As a majority of its products are marketed through independent distribution, the Company is committed to developing and supporting its distribution network of over 1,000 distributors and representatives. The Company has a distribution center in Memphis, Tennessee that stocks parts, accessories, blowers and small compressor products in order to provide adequate and timely availability. Gardner Denver also provides its distributors with sales and product literature, technical assistance and training programs, advertising and sales promotions, order-entry and tracking systems and an annual restocking program. Furthermore, the Company participates in major trade shows and has a telemarketing department to generate sales leads and support the distributors' sales staffs.

Gardner Denver's distributors maintain an inventory of complete units and parts and provide aftermarket service to end-users. There are several hundred field service representatives for Gardner Denver products in the distributor network. The Company's service personnel and product engineers provide the distributors' service representatives with technical assistance and field training, particularly with respect to installation and repair of equipment. The Company also provides aftermarket support through our remanufacturing facilities in Indianapolis, Indiana; Fort Worth, Texas; and Mayfield, Kentucky. The Indianapolis operation remanufactures and repairs air ends for rotary screw compressors, blowers and reciprocating compressors. The Fort

Worth facility repairs and remanufactures well servicing pumps, while the Mayfield operation provides aftermarket parts and repairs for centrifugal compressors. Outside the United States, Gardner Denver markets its products through a network of sales representatives, as well as distributors and direct sales persons.

COMPETITION

Competition in the Company's markets is generally robust and is based on product quality, performance, price and availability. The relative importance of each of these factors varies depending on the specific type of product. Given the potential for equipment failures to cause expensive operational disruption, the Company's customers generally view quality and reliability as critical factors in their equipment purchasing decision. The required frequency of maintenance is highly variable based on the type of equipment and application.

Although there are a few large manufacturers of compressed air products, the marketplace for these products remains highly fragmented due to the wide variety of product technologies, applications and selling channels. Gardner Denver's principal competitors in sales of compressed air products include Ingersoll-Rand, Sullair (owned by United Technologies Corporation), Atlas Copco, Quincy Compressor (owned by EnPro Industries), CompAir and Roots. The marketplace for pumps, although dominated by a few multinational manufacturers with a broad product offering, is still highly fragmented, as the ten largest pump manufacturers account for only approximately 40% of annual sales. Because Gardner Denver is currently focused on pumps used in oil and natural gas production, well servicing and well drilling, it does not typically compete directly with the major full-line manufacturers. The Company's principal competitors in sales of petroleum pump products include National-Oilwell and SPM Flow Control, Inc. The Company's principal competitors in sales of water jetting systems include NLB Corp., WOMA Apparatebau GmbH and Hammelmann Maschinenfabrik GmbH.

RESEARCH AND DEVELOPMENT

Compressed air and pump products are best characterized as mature, with evolutionary technological advances. Technological trends in compressed air products include development of oil-free air compressors, increased product efficiency, reduction of noise levels and advanced control systems to upgrade the flexibility and precision of regulating pressure and capacity. Emerging compressed air market niches result from new technologies in plastics extrusion, oil and natural gas well drilling, field gas gathering, mobile and stationary vacuum applications, utility and fiber optic installation and environmental impact minimization, as well as other factors. Trends in pump products include development of larger horsepower and lighter weight pumps.

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

Expenditures for research and development were $2.8 million in 2003, $2.4 million in 2002, and $2.5 million in 2001.

MANUFACTURING

In general, the Company's manufacturing processes involve machining castings and forgings which are assembled into finished components. These components are sold as finished products or packaged with purchased components into complete systems. Gardner Denver operates eighteen manufacturing facilities that utilize a broad variety of processes. At the Company's manufacturing locations, it maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures, and uses extensive process automation in its manufacturing operations. Most of the Company's manufacturing facilities utilize computer aided numerical control tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant (cell manufacturing). One operator using cell manufacturing can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing the amount of work-in-process and finished product inventories.

Gardner Denver has representatives on the American Petroleum Institute's working committee and has relationships with standard enforcement organizations such as Underwriters Laboratories, Det Norske Veritas and the Canadian Standard Association. The Company maintains ISO 9001-2000 certification on the quality systems at a majority of its manufacturing and design locations.

RAW MATERIALS

The primary raw materials used by Gardner Denver are cast iron and steel. Such materials are generally available from a number of suppliers. The Company does not currently have long-term contracts with its suppliers of raw materials, but it believes that its sources of raw materials are reliable and adequate for its needs. Gardner Denver utilizes single sources of supply for certain iron castings and other selected components. A disruption in deliveries from a given supplier could therefore have an adverse effect on its ability to meet its commitments to customers. Nevertheless, the Company believes that it has appropriately balanced this risk against the cost of sustaining a greater number of suppliers. Moreover, the Company has sought, and will continue to seek, cost reductions in our purchases of materials and supplies by consolidating purchases, pursuing alternate sources of supply and using online bidding competitions among potential suppliers.

Atchison Casting Corporation, the Company's largest supplier of iron castings in 2002, downsized and subsequently closed its LaGrange, Missouri foundry ("LaGrange Foundry") in the second half of 2002. As a result, the Company implemented its previously developed contingency plan to secure alternate supply sources. There was a negative impact on the

Company's financial performance (estimated at $0.04-$0.05 and $0.01-$0.03 diluted earnings per share in 2003 and 2002, respectively) as additional costs were incurred to expedite delivery of castings from new suppliers and accelerate depreciation expense of pattern modification charges from alternate casting suppliers who are no longer servicing the Company. The changes related to the LaGrange Foundry closure have been completed and the Company expects to benefit going forward from reduced material costs from alternate suppliers. At the same time, the Company anticipates that it will need to address some residual problems in 2004 as it re-balances its casting supply chain while dealing with suppliers that are experiencing lower volumes, high fixed cost structures and increased competitive pressures.

Historically, the Company has not experienced any significant supply problems in its operations other than the LaGrange Foundry closure noted above; however, there can be no assurance that this will be the case in the future.

BACKLOG

The Company's backlog was approximately $58.4 million at December 31, 2003 as compared to approximately $65.3 million at December 31, 2002. Backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees than on any individual patent, trademark or copyright. Nevertheless, as part of its ongoing research, development and manufacturing activities, Gardner Denver has a policy of seeking to protect our proprietary products, product enhancements and processes with appropriate intellectual property protections.

In the aggregate, patents and trademarks are of considerable importance to the manufacturing and marketing of many of Gardner Denver's products. However, the Company does not consider any single patent or trademark, or group of patents or trademarks, to be material to its business as a whole, except for the Gardner Denver trademark. Other important trademarks the Company uses include DuroFlow, Sutorbilt, CycloBlower, Wittig, Lamson, Tamrotor, OPI, Champion, Geoquip, Belliss & Morcom and Hoffman. Joy is a registered trademark of Joy Technologies, Inc. The Company has the right to use the Joy trademark on aftermarket parts until November 2027. Its right to use this trademark on air compressors expired in November 1995. Pursuant to trademark license agreements, Cooper Industries has rights to use the Gardner Denver trademark for certain power tools and the Company has rights to use the Ajax trademark for petroleum pump products. Gardner Denver has registered its trademarks in the countries where it is deemed necessary.

We also rely upon trade secret protection for our confidential and proprietary information. We routinely enter into confidentiality agreements with our employees. There can be no assurance, however, that others will not independently obtain similar information and techniques or otherwise gain access to our trade secrets or that we can effectively protect our trade secrets.

EMPLOYEES

At December 31, 2003, the Company had approximately 1,900 full-time employees, of which approximately 650, including most of the employees in Finland, Germany and the U.K., were represented by labor unions. The Company believes that its current relations with employees are satisfactory.

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

The Company has been identified as a potentially responsible party ("PRP") with respect to several sites designated for cleanup under federal "Superfund" or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, Gardner Denver was only a small contributor to the substantial majority of these waste sites, and the Company has, or is attempting to negotiate, de minimis settlements for their cleanup. The cleanup of the remaining sites is substantially complete and the Company's future obligations entail a share of the sites' ongoing operating and maintenance expense.

Gardner Denver has an accrued liability on its balance sheet to the extent costs are known or can be estimated for its remaining financial obligations for these matters. Based upon consideration of currently available information, the Company does not anticipate any materially adverse effect on our results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs relating to the sites discussed above.

RECENT DEVELOPMENTS

On January 2, 2004, the Company effectively acquired all of the outstanding shares of Syltone plc ("Syltone"), previously a publicly traded company listed on the London Stock Exchange. The purchase price of (pound)61.2 million (approximately $109.2 million), including assumed bank debt (net of cash acquired), was paid in the form of cash ((pound)43.1 million), new loan notes ((pound)5.2 million) and the assumption of Syltone's existing bank debt, net of cash ((pound)12.9 million). Syltone is headquartered in Bradford, United Kingdom ("U.K.") and manufactures products in the U.K., Germany, France, Canada, Denmark and the U.S. The company also operates fitting shops around the world, which assemble its manufactured components and other parts on commercial vehicles and provides aftermarket support.

Syltone's principal activity is the design, manufacture, sale and service of equipment for the international transportation and fluid transfer industries. They are one of the world's largest manufacturers of equipment for handling dry bulk or liquid product on commercial vehicles and loading arms for rail, truck and marine applications. Syltone generated revenues and operating profit (in accordance with accounting principles generally accepted in the U.K.) of (pound)84.4 million and (pound)6.3 million, respectively (approximately $151.1 million and $11.3 million, respectively as calculated using the December 31, 2003 exchange rate of $1.79/(pound)) for the twelve months ended September 30, 2003.

Syltone's largest markets are Europe and North America, which represent approximately 67% and 20% of its revenues, respectively. Of the total sales to Europe, approximately 38% are to the U.K., 18% to France, 11% to Germany and 33% to other European countries. Approximately 70% of Syltone's revenues are generated through transportation-related activities while the remaining 30% are derived from fluid transfer-related activities.

Syltone's Transportation-Related Activities

Syltone's transportation-related activities include the design and manufacture of equipment for handling dry bulk or liquid product on commercial vehicles, access platforms, axles and gearboxes for commercial and military applications, power take-offs and valves. This part of Syltone's business serves tank truck carriers and highway and utility applications.

Syltone designs and installs loading and unloading systems, which often include blowers, compressors, pumps, valves and filters, to serve the tank truck sector. The product being handled by the tank trucks can be in a liquid, dry or gaseous state, thereby dictating the system required. Carriers of petroleum-based products and other fuels, which are potentially dangerous and polluting products, are highly regulated by various governmental authorities around the world. Syltone provides these carriers with bottom loading vapor recovery systems and other ancillary and safety equipment.

Highway and utility applications include vans and trucks fitted with access platforms and systems, which include compressors, generators, hydraulics and pumps to drive a wide range of equipment. Typical uses for such systems include road demolition equipment, tire removal, electrical tools and lighting, hydraulic hand tools and high-pressure water jetting pumps. The access platforms are hydraulically powered and are typically used for overhead service applications. The diverse range of customers for these products include local government authorities, utility companies (electricity, water, gas, telecommunications) and tire and road service providers.

Syltone's transportation-related products are sold under the Drum, Emco Wheaton, Perolo, Priestman, Sam System, Webster and AirDrive names. Primary competitors serving the tank truck market include GHH (owned by Ingersoll-Rand), Civacon and Blackmer Mouvex (both owned by Dover Corporation) and Sening. Mellow Flowtrans, Winton Engineering and Versalift are the primary competitors serving highway and utility applications.

Syltone's Fluid Transfer-Related Activities

Syltone's fluid transfer-related activities include the design and manufacture of arms, swivel joints and related systems for loading and offloading liquids from ships, railcars and road vehicles, as well as dry-break couplers and valves. These loading arms and systems are used in distribution and marine applications. This part of Syltone's business serves a variety of markets including the petroleum, chemical, food, liquefied gas and marine industries and the military.

Syltone's fluid transfer products are sold primarily under the Emco Wheaton and Perolo names. Competitors in this sector include OPW Engineered Systems (owned by Dover Corporation) and Kanon in distribution applications; and FMC Technologies and Schwelm Verladetechnik GmbH (SVT) in both marine and distribution applications.

Syltone's Customer Service

One of Syltone's strengths is its global sales, service and vehicle fitting facility network. Syltone currently has sales offices in fifteen countries, which are reinforced by an expanding network of distributors and agents. Syltone also has fourteen vehicle fitting facilities in eleven countries worldwide.

Syltone has a highly skilled workforce. In-house engineering can customize a system installation and offer preventive maintenance, repairs, refurbishment, upgrades and spare parts for all equipment to optimize product lifecycle cost. In addition, many of Syltone's products operate in critical health and safety environments and therefore changes in legislation frequently drive requirements for product enhancements and innovations.

The acquisition of Syltone strengthens Gardner Denver's position, particularly in Europe, as the leading global provider of bulk handling solutions for the commercial transportation industry. Syltone's emphasis on systems-oriented handling solutions expands the Company's product offering and manufacturing capabilities and provides incremental growth opportunities. In addition, Syltone's installation and aftermarket capabilities are expected to strengthen the Company's distribution and service networks, as well. Through the acquisition of Syltone, the Company expanded its product lines to include loading arms. The Company views loading arms as an attractive market segment given its stability in developed regions where product demand is driven primarily by replacement activity, and its growth potential in emerging economies that are expanding their transportation infrastructure.

Syltone's Production Facilities and Employees

Syltone operates production facilities around the world including three plants in the U.K., two in the U.S. and one each in France, Germany, Canada and Denmark. The most significant facilities are located in Bradford and Margate in the U.K.; Kirchhain, Germany; Louisville, Kentucky; and Blaye, France. As of January 31, 2004, Syltone had approximately 900 full-time employees of which approximately 400 were represented by labor unions. The Company believes its current relations with employees are satisfactory.

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

ITEM 2.  PROPERTIES

See "Item 1. Business" for information on Gardner Denver's manufacturing, distribution and fitting facilities and sales offices.

Generally, the Company's plants are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in 2004.

The Peachtree City, Georgia facility is currently leased from the Fayette County Development Authority in connection with industrial revenue bond financing. The Company has an option to purchase the property at a nominal price when the bonds are repaid in 2018.

The Company leases sales office and warehouse space in various U.S. locations and foreign countries.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions under "Contingencies" contained on pages 19 and under Note 13 contained on page 40 of Gardner Denver's 2003 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of the stockholders.

                      EXECUTIVE OFFICERS OF REGISTRANT

The executive officers of the Company, their positions with the Company, business history and certain other information, as of March 10, 2004, are set forth below. These officers serve at the pleasure of the Board of Directors.

      Name                                 Office                               Age
      ----                                 ------                               ---
Ross J. Centanni        Chairman, President and Chief Executive Officer         58
Michael S. Carney       Vice President and General Manager,
                          Blower Division                                       46
Helen W. Cornell        Vice President and General Manager,
                          Fluid Transfer Division and Operations Support        45
Tracy D. Pagliara       Vice President, Administration, General Counsel
                          and Secretary                                         41
Philip R. Roth          Vice President, Finance and Chief Financial Officer     52
J. Dennis Shull         Vice President and General Manager,
                          Compressor Division                                   55
Richard C. Steber       Vice President and General Manager,
                          Pump Division                                         53

ROSS J. CENTANNI, age 58, has been President and Chief Executive Officer and a director of Gardner Denver since its incorporation in November 1993. He has been Chairman of Gardner Denver's Board of Directors since November 1998. Prior to Gardner Denver's spin-off from Cooper Industries, Inc. ("Cooper") in April 1994, he was Vice President and General Manager of Gardner Denver's predecessor, the Gardner-Denver Industrial Machinery Division, where he also served as Director of Marketing from August 1985 to June 1990. He has a B.S. degree in industrial technology and an M.B.A. degree from Louisiana State University. Mr. Centanni is a director of Esterline Technologies, a publicly held manufacturer of components for avionics, propulsion and guidance systems, and Denman Services, Inc., a privately held supplier of medical products. He is also a member of the Petroleum Equipment Suppliers Association Board of Directors and a member of the Executive Committee of the International Compressed Air and Allied Machinery Committee.

MICHAEL S. CARNEY, age 46, joined the Company as Vice President and General Manager, Gardner Denver Blower Division in November 2001. Prior to joining Gardner Denver, Mr. Carney worked for Woods Equipment Company from 1995 to May 2001. The last position he held with Woods was Vice President, Construction Business. From 1979 to 1995, Mr. Carney worked for General Electric Company in various management positions. Mr. Carney has a B.S.M.E. degree from the University of Notre Dame, an M.S.E.E. degree from the University of Cincinnati, and an M.S.I.A. degree from Purdue University.

HELEN W. CORNELL, age 45, was appointed Vice President and General Manager, Fluid Transfer Division and Operations Support of Gardner Denver in March 2004. She previously served as Vice President, Strategic Planning and Operations Support from August 2001 until her promotion. She served as Vice President, Compressor Operations for the Compressor and Pump Division from April 2000 until August 2001. From November 1993 until accepting her operations role, Ms. Cornell held positions of increasing responsibility as the Corporate Secretary and Treasurer of the Company, serving in the role of Vice President, Corporate Secretary and Treasurer from April 1996 until April 2000. She holds a B.S. degree in accounting from the University of Kentucky and an M.B.A. from Vanderbilt University. She is a Certified Public Accountant and a Certified Management Accountant.

TRACY D. PAGLIARA, age 41, was appointed Vice President, Administration, General Counsel and Secretary of Gardner Denver in March 2004. He previously served as Vice President, General Counsel and Secretary of Gardner Denver from August 2000 until his promotion. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara, a Certified Public Accountant, has a B.S. degree in accounting and a J.D. degree from the University of Illinois.

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

J. DENNIS SHULL, age 55, has been the Vice President and General Manager, Gardner Denver Compressor Division since January 2002. He previously served the Company as Vice President and General Manager, Gardner Denver Compressor and Pump Division since its organization in August 1997. Prior to August 1997, he served as Vice President, Sales and Marketing since the Company's incorporation in November 1993. From August 1990 until November 1993, Mr. Shull was the Director of Marketing for the Gardner-Denver Industrial Machinery Division. Mr. Shull has a B.S. degree in business from Northeast Missouri State University and an M.A. in business from Webster University.

RICHARD C. STEBER, age 53, joined the Company as Vice President and General Manager of the Gardner Denver Pump Division in January 2002. Prior to joining Gardner Denver, he was employed by Goulds Pumps, a division of ITT Industries, for twenty-five years, most recently as the President and General Manager for Europe, Middle East, and Africa. He previously held positions of Vice President for both the sales and marketing organizations at Goulds Pumps, with domestic and international responsibility. Mr. Steber has a B.S. degree in engineering from the State University of New York College of Environmental Science and Forestry at Syracuse University.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information under "Stock Information" and "Dividends," contained on page 44 of Gardner Denver's 2003 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information under "Financial History," contained on page 12 of Gardner Denver's 2003 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under "Management's Discussion and Analysis," contained on pages 13 through 21 of Gardner Denver's 2003 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under "Management's Discussion and Analysis - Market Risk," contained on page 19 of Gardner Denver's 2003 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information under "Reports of Independent Public Accountants" and "Consolidated Financial Statements and Notes," contained on pages 23 through 43 of Gardner Denver's 2003 Annual Report to Stockholders, is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 26, 2002, the Board of Directors of Gardner Denver, based on the recommendation of its Audit Committee, dismissed Arthur Andersen LLP ("Andersen") as Gardner Denver's independent public accountants and engaged KPMG LLP ("KPMG") to serve as Gardner Denver's independent public accountants for the fiscal year 2002, effective immediately.

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

ITEM 9a. CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Chairman, President and Chief Executive Officer and the Vice President, Finance and Chief Financial Officer. Based upon that evaluation, the Chairman, President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the Company's controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic SEC reports is recorded, processed, summarized, and reported as and when required. In addition, they concluded that there were no changes in the Company's internal control over financial reporting that occurred during fourth quarter of fiscal 2003 that have materially affected, or that are reasonably likely to materially affect the Company's internal control over financial reporting.

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

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors contained under "Election of Directors," "Nominees for Election," and "Directors Whose Terms of Office Will Continue After the Meeting," and the information contained in the first and third paragraphs under "Corporate Governance," the first, second and third sentences under "Board of Directors Committees - The Audit and Finance Committee," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Gardner Denver Proxy Statement, dated March 10, 2004, is hereby incorporated herein by reference. Printed copies of the Company's policy regarding Corporate Governance and its Code of Ethics and Business Conduct for directors, executive officers and employees are available to any stockholder who requests it. Information concerning the Company's executive officers is contained in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information related to executive compensation contained under "Compensation of Directors," "Executive Management Compensation" and "Employee and Executive Benefit Plans" of the Gardner Denver Proxy Statement, dated March 10, 2004, is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under "Security Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information" of the Gardner Denver Proxy Statement, dated March 10, 2004, is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained in the Gardner Denver Proxy Statement under "Accounting Fees" and is incorporated herein by reference.

                                   PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Annual Report
    ---------------------------------------------

     1. Financial Statements and the related report of independent public accountants are incorporated by reference to the pages shown below in Gardner Denver's 2003 Annual Report to Stockholders. Pursuant to Rule 2-02(e) of Regulation S-X, our 2003 Annual Report includes a copy of a prior year's Report of Independent Public Accountants from the prior independent public accountants, Arthur Andersen LLP ("Andersen"). The report was previously issued by Andersen, for our Annual Report for fiscal year 2001 and incorporated by reference into our annual report on Form 10-K for the year ended December 31, 2001, and has not been reissued by Andersen. The report refers to previous consolidated financial statements that are not included in the 2003 Annual Report or this filing (consisting of the consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999). After reasonable efforts, and due to the fact that Andersen has ceased operations, we were unable to obtain a reissued report and Andersen did not consent to the inclusion of its previously issued report in our 2003 Annual Report or this filing. Because Andersen did not consent to the inclusion of its report in our 2003 Annual Report or this filing, it may be difficult to seek remedies against Andersen and the ability to seek relief against

Andersen may be impaired. See Exhibit 23.2 to this annual report on Form 10-K for further discussion.

                                                                      Page No.
                                                                      --------

            Reports of Independent Public Accountants                     23

            Consolidated Statements of Operations for Each of
            the Three Years in the Period Ended December 31, 2003         24

            Consolidated Balance Sheets as of
            December 31, 2003 and December 31, 2002                       25

            Consolidated Statements of Stockholders' Equity for
            Each of the Three Years in the Period Ended
            December 31, 2003                                             26

            Consolidated Statements of Cash Flows for Each of the
            Three Years in the Period Ended December 31, 2003             27

            Notes to Consolidated Financial Statements                 28-43

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

2.   Schedules
     ---------

             Report of KPMG                                           S-1

             Schedule II - Valuation and Qualifying Accounts          S-2

3.   Exhibits
     --------

         2.1 Recommended Cash Offer by UBS Investment Bank on behalf of GD First (UK) plc for Syltone plc filed as exhibit
                   99.2 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated January 13, 2004, and incorporated herein by reference.

         2.2       Form of Acceptance, Authority and Election for
                   Recommended Cash Offer filed as exhibit 99.3 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated January 13, 2004, and incorporated herein by reference.

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

        10.1* Gardner Denver, Inc. Long-Term Incentive Plan, as amended May 6, 2003 filed as Exhibit 10.1 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q dated August 8, 2003 and incorporated herein by reference.

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

        10.4* Amended and Restated Form of Indemnification Agreements entered into between Gardner Denver, Inc. and its directors, officers or representatives, filed as Exhibit
                   10.4 to Gardner Denver, Inc.'s Form 10-K, dated March 28, 2002, and incorporated herein by reference.

        10.6* Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, as amended May 4, 1998 and March 7, 2000, with an effective date of April 1, 2000, and incorporated herein by reference.

        10.7* Gardner Denver, Inc. Executive Stock Repurchase Program, as amended May 6, 2003 filed as Exhibit 10.7 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q dated May 8, 2003 and incorporated herein by reference.

        10.8* Gardner Denver, Inc. Incentive Stock Option Agreement, as filed as Exhibit 10.8 to Gardner Denver, Inc.'s Form 10-K dated March 22, 2001, and incorporated herein by reference.

        10.9* Gardner Denver, Inc. Nonstatutory Stock Option Agreement, as filed as Exhibit 10.9 to Gardner Denver, Inc.'s Form 10-K dated March 22, 2001, and incorporated herein by reference.

        10.10* Form of Gardner Denver, Inc. Nonemployee Director Stock Option Agreement, as amended July 29, 2003 filed as
                   Exhibit 10.10 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q dated November 12, 2003 and incorporated herein by reference.

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

        10.15* Gardner Denver, Inc. Executive Retirement Planning Program Services, dated May 5, 2003, filed as Exhibit
                   10.15 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q dated August 8, 2003 and incorporated herein by reference.

        10.16 Amendment and Consent No. 1 to Amended and Restated Credit Agreement, dated November 6, 2003.

        12         Calculation of Ratio of Earnings to Fixed Charges.

        13.0 The following portions of the Gardner Denver, Inc. 2003 Annual Report to Stockholders.

                                                                    Page No.
                                                                    --------

                   Financial History                                   12
                   Management's Discussion and Analysis             13-21
                   Reports of Independent Public Accountants           23
                   Consolidated Statements of Operations               24
                   Consolidated Balance Sheets                         25
                   Consolidated Statements of Stockholders' Equity     26
                   Consolidated Statements of Cash Flows               27
                   Notes to Consolidated Financial Statements       28-43
                   Stock Information                                   44
                   Dividends                                           44

        21.0       Subsidiaries of Gardner Denver, Inc.

        23.1       Consent of KPMG.

        23.2       Information Regarding Consent of Arthur Andersen LLP.

        24.0 Powers of Attorney from members of the Gardner Denver Inc. Board of Directors.

        31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     + The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon request.
     *   Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.
     -------------------

     The Company filed a Current Report on Form 8-K, dated October 20, 2003, relating to a press release issued on that date announcing the Company's earnings for the third quarter and nine months ended September 30, 2003, certain recent activities, and guidance as to certain future results.

     The Company filed a Current Report on Form 8-K, dated November 13, 2003, relating to a press release which announced the Company's agreement with the Board of Directors of Syltone plc to recommend an offer to acquire the outstanding share capital of Syltone plc.

     The Company filed a Current Report on Form 8-K/A, dated November 21, 2003, to correct certain previously announced results of Syltone plc for the six-month period ended September 30, 2003 which were included in its press release and Form 8-K dated November 13, 2004.

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

Date:  March 10, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        Signature                            Title                            Date
        ---------                            -----                            ----
/s/Ross J. Centanni                Chairman, President and CEO            March 10, 2004
-------------------------------    (Principal Executive Officer)
(Ross J. Centanni)                 and Director

/s/Philip R. Roth                  Vice President, Finance and CFO        March 10, 2004
-------------------------------    (Principal Financial Officer)
(Philip R. Roth)

/s/Daniel C. Rizzo, Jr.            Vice President and Corporate           March 10, 2004
-------------------------------    Controller (Chief Accounting
(Daniel C. Rizzo, Jr.)             Officer)

*Donald G. Barger, Jr.             Director                               March 10, 2004
(Donald G. Barger, Jr.)

*Frank J. Hansen                   Director                               March 10, 2004
(Frank J. Hansen)

*Raymond R. Hipp                   Director                               March 10, 2004
(Raymond R. Hipp)

*Thomas M. McKenna                 Director                               March 10, 2004
(Thomas M. McKenna)

*Diane K. Schumacher               Director                               March 10, 2004
(Diane K. Schumacher)

*Richard L. Thompson               Director                               March 10, 2004
(Richard L. Thompson)




*By /s/Tracy D. Pagliara
    --------------------
    (Tracy D. Pagliara, as Attorney-In-Fact
    for each of the persons indicated)

                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

The Board of Directors
Gardner Denver, Inc.:

Under date of January 30, 2004, we reported on the consolidated balance sheet of Gardner Denver, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2003, which are included in the 2003 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the 2003 annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. The consolidated financial statements and the related financial statement schedule of Gardner Denver, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. In their report dated February 6, 2002, except with respect to the matter discussed in Note 9, as to which the date is March 6, 2002, those auditors stated that the supplementary information for the year ended December 31, 2001, included in the consolidated financial statement schedule was subjected to auditing procedures applied in their audit of the 2001 basic financial statements and, in their opinion, fairly stated in all material respects, the financial data required to be set forth therein in relation to the basic financial statements for the year ended December 31, 2001, taken as a whole.

In our opinion, such financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Our report refers to a change in accounting for goodwill and other intangible assets for the year ended December 31, 2002.

/s/ KPMG LLP


St. Louis, Missouri
January 30, 2004

                    PREVIOUS INDEPENDENT AUDITORS' REPORT
                    -------------------------------------

Pursuant to Rule 2-02(e) of Regulation S-X, below is a copy of a prior year's Report of Independent Public Accountants from the prior independent public accountants, Arthur Andersen LLP ("Andersen"). This report was previously issued by Andersen, for filing with our annual report on Form 10-K for fiscal year 2001. This report refers to previous consolidated financial statements that are not included in the 2003 annual report on Form 10-K (consisting of the consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999). After reasonable efforts, and due to the fact that Andersen has ceased operations, we have been unable to obtain a reissued report and Andersen has not consented to the inclusion of its previously issued report in this 2003 annual report on Form 10-K. Because Andersen has not consented to the inclusion of its report in this annual report on Form 10-K, it may be difficult to seek remedies against Andersen and the ability to seek relief against Andersen may be impaired. See Exhibit 23.2 to this annual report on Form 10-K for further discussion.



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



ARTHUR ANDERSEN LLP


St. Louis, Missouri
February 6, 2002
(except with respect to the matter discussed in Note 9, as to which the date is March 6, 2002)

                                                 GARDNER DENVER, INC.
                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                            FOR THE YEAR ENDED DECEMBER 31,
                                                (dollars in thousands)

                                             BALANCE AT       CHARGED TO      CHARGED TO                    BALANCE AT
                                            BEGINNING OF       COSTS AND         OTHER                        END OF
            DESCRIPTION                         YEAR           EXPENSES       ACCOUNTS (1)   DEDUCTIONS        YEAR
            -----------                     ------------      ----------      ------------   ----------     ----------
2003
----

Allowance for doubtful accounts                $5,279           $  795          $  170        $(1,710)        $4,534


2002
----

Allowance for doubtful accounts                $5,229           $1,905          $  303        $(2,158)        $5,279


2001
----

Allowance for doubtful accounts                $5,169           $  708          $  454        $(1,102)        $5,229






(1) Includes the allowance for doubtful accounts of acquired businesses at the dates of acquisition and the effect of foreign currency translation adjustments for those companies whose functional currency is not the U.S. dollar.

                                                                         S-2

                            GARDNER DENVER, INC.
                                EXHIBIT INDEX

EXHIBIT
NO.                               DESCRIPTION

2.1      Recommended Cash Offer by UBS Investment Bank on behalf of GD First
         (UK) plc for Syltone plc filed as exhibit 99.2 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated January 13, 2004, and incorporated herein by reference.

2.2 Form of Acceptance, Authority and Election for Recommended Cash Offer filed as exhibit 99.3 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated January 13, 2004, and incorporated herein by reference.

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

10.1* Gardner Denver, Inc. Long-Term Incentive Plan, as amended May 6, 2003 filed as Exhibit 10.1 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q dated August 8, 2003 and incorporated herein by reference.

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

10.4* Amended and Restated Form of Indemnification Agreements between Gardner Denver, Inc. and its directors, officers or representatives, filed as Exhibit 10.4 to Gardner Denver, Inc.'s Form 10-K, dated March 28, 2002, and incorporated herein by reference.

10.6* Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, as amended May 4, 1998 and March 7, 2000, with an effective date of April 1, 2000, and incorporated herein by reference.

10.7* Gardner Denver, Inc. Executive Stock Repurchase Program, as amended May 6, 2003 filed as Exhibit 10.7 to Gardner Denver, Inc.'s Quarterly Report on Form 10-K dated May 8, 2003 and incorporated herein by reference.

10.8*    Gardner Denver, Inc. Incentive Stock Option Agreement, filed as
         Exhibit 10.8 to Gardner Denver, Inc.'s Form 10-K dated March 22, 2001, and incorporated herein by reference.

10.9*    Gardner Denver, Inc. Nonstatutory Stock Option Agreement, filed as
         Exhibit 10.9 to Gardner Denver, Inc.'s Form 10-K dated March 22, 2001, and incorporated herein by reference.

10.10* Form of Gardner Denver, Inc. Nonemployee Director Stock Option Agreement, as amended July 29, 2003 filed as Exhibit 10.10 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q dated November 12, 2003 and incorporated herein by reference.

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

10.15 Gardner Denver, Inc. Executive Retirement Planning Program Services, dated May 5, 2003, filed as Exhibit 10.15 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q dated August 8, 2003 and incorporated herein by reference.

10.16 Amendment and Consent No. 1 to Amended and Restated Credit Agreement, dated November 6, 2003.

12       Calculation of Ratio of Earnings to Fixed Charges.

13.0 The following portions of the Gardner Denver, Inc. 2003 Annual Report to Stockholders.

                                                                 Page No.
                                                                 --------

             Financial History                                        12
             Management's Discussion and Analysis                  13-21
             Reports of Independent Public Accountants                23
             Consolidated Statements of Operations                    24
             Consolidated Balance Sheets                              25
             Consolidated Statements of Stockholders' Equity          26
             Consolidated Statements of Cash Flows                    27
             Notes to Consolidated Financial Statements            28-43
             Stock Information                                        44
             Dividends                                                44

21.0     Subsidiaries of Gardner Denver, Inc.

23.1     Consent of KPMG.

23.2     Information Regarding Consent of Arthur Andersen, LLP.

24.0 Powers of Attorney from members of the Gardner Denver, Inc. Board of Directors.

31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

+ The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this Agreement to the SEC upon request.
* Indicates management contract or compensatory plan or arrangement.