Form 10-Q
period 2004-03-31
GARDNER DENVER INC
filed 2004-05-10
CIK 916459

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

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

         Yes      X        No
            --------------   -----------------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes      X        No
            --------------   -----------------

         Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of April 30, 2004: 19,753,950 shares.

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

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                          2004            2003
                                                        --------        --------

Revenues                                                $154,428        $101,491

Costs and Expenses:
     Cost of sales (excluding depreciation
           and amortization)                             104,511          70,774
     Depreciation and amortization                         5,133           3,546
     Selling and administrative expenses                  34,903          20,677
     Interest expense                                      2,022           1,205
     Other (income) expense, net                          (2,076)            113
                                                        --------        --------

Income before income taxes                                 9,935           5,176
Provision for income taxes                                 3,378           1,656
                                                        --------        --------

Net income                                              $  6,557        $  3,520
                                                        ========        ========

Basic earnings per share                                $   0.40        $   0.22
                                                        ========        ========
Diluted earnings per share                              $   0.39        $   0.22
                                                        ========        ========







       The accompanying notes are an integral part of this statement.

                                         GARDNER DENVER, INC.
                                      CONSOLIDATED BALANCE SHEET
                               (in thousands, except per share amounts)


                                                                         (UNAUDITED)
                                                                          MARCH 31,       DECEMBER 31,
                                                                            2004              2003
                                                                         -----------      ------------
                  ASSETS
Current assets:
     Cash and equivalents                                                 $ 31,519          $132,803
     Receivables, net                                                      111,977            81,345
     Inventories, net                                                       90,991            64,327
     Deferred income taxes                                                   5,412             3,652
     Other                                                                   5,582             5,682
                                                                          --------          --------
          Total current assets                                             245,481           287,809
                                                                          --------          --------

Property, plant and equipment, net                                         107,675            75,428
Goodwill                                                                   264,619           205,488
Other intangibles, net                                                      44,685            10,341
Deferred income taxes                                                        2,265             5,374
Other assets                                                                 4,875             5,293
                                                                          --------          --------
          Total assets                                                    $669,600          $589,733
                                                                          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                                $ 44,673          $ 16,875
     Accounts payable and accrued liabilities                              123,747            84,081
                                                                          --------          --------
         Total current liabilities                                         168,420           100,956
                                                                          --------          --------

Long-term debt, less current maturities                                     66,015           165,756
Postretirement benefits other than pensions                                 31,833            32,110
Other long-term liabilities                                                 48,408            25,006
                                                                          --------          --------
         Total liabilities                                                 314,676           323,828
                                                                          --------          --------

Stockholders' equity:
     Common stock, $0.01 par value; 50,000 shares
         authorized; 19,739 shares issued and
         outstanding at March 31, 2004                                         215               178
     Capital in excess of par value                                        256,945           174,474
     Treasury stock at cost, 1,729 shares at
         March 31, 2004                                                    (26,144)          (25,947)
     Retained earnings                                                     108,864           102,307
     Accumulated other comprehensive income                                 15,044            14,893
                                                                          --------          --------
         Total stockholders' equity                                        354,924           265,905
                                                                          --------          --------
         Total liabilities and stockholders' equity                       $669,600          $589,733
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

                                        GARDNER DENVER, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (in thousands)
                                            (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                    -------------------------------
                                                                       2004                  2003
                                                                    ---------              --------
Cash flows from operating activities:
    Net income                                                      $   6,557              $  3,520
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                  5,133                 3,546
         Unrealized foreign currency transaction gain                  (1,282)                   --
         Net (gain) loss on asset dispositions                            (53)                    3
         Stock issued for employee benefit plans                          659                   889
         Deferred income taxes                                           (984)                1,339
    Changes in assets and liabilities:
         Receivables                                                     (774)                5,982
         Inventories                                                   (3,831)               (3,433)
         Accounts payable and accrued liabilities                      (3,007)               (7,100)
         Other assets and liabilities, net                              1,105                   606
                                                                    ---------              --------
             Net cash provided by operating activities                  3,523                 5,352
                                                                    ---------              --------

Cash flows from investing activities:
    Business acquisitions, net of cash acquired                       (81,322)                   --
    Capital expenditures                                               (3,849)               (2,765)
    Disposals of plant and equipment                                      202                    23
                                                                    ---------              --------
             Net cash used in investing activities                    (84,969)               (2,742)
                                                                    ---------              --------

Cash flows from financing activities:
    Principal payments on long-term debt                             (124,056)              (12,633)
    Proceeds from long-term debt                                       21,331                 4,000
    Proceeds from issuance of common stock                             79,557                    --
    Proceeds from stock options                                         2,292                   828
    Purchase of treasury stock                                           (197)                  (14)
    Other                                                                  --                    (3)
                                                                    ---------              --------
           Net cash used in financing activities                      (21,073)               (7,822)
                                                                    ---------              --------

Effect of exchange rate changes on cash and
       equivalents                                                      1,235                   610
                                                                    ---------              --------

Decrease in cash and equivalents                                     (101,284)               (4,602)
                                                                    ---------              --------
Cash and equivalents, beginning of period                             132,803                25,667
                                                                    ---------              --------
Cash and equivalents, end of period                                 $  31,519              $ 21,065
                                                                    ==========             ========




                   The accompanying notes are an integral part of this statement.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                  (in thousands, except per share amounts)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Gardner Denver's Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

STOCK-BASED COMPENSATION PLANS

As allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company measures its compensation cost of equity instruments issued under employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted during the three months ended March 31, 2004 and 2003 were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; and accordingly, no compensation expense has been recognized. If the Company had accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, net income and basic and diluted earnings per share would have been as follows:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              ------------------------
                                                               2004              2003
                                                              ------            ------
Net income, as reported                                       $6,557            $3,520
Less:  Total stock-based employee compensation
   expense determined under fair value method, net of
   related tax effects                                           305               328
                                                              ------            ------
Pro forma net income                                          $6,252            $3,192
                                                              ======            ======
Basic earnings per share, as reported                         $ 0.40            $ 0.22
                                                              ======            ======
Basic earnings per share, pro forma                           $ 0.38            $ 0.20
                                                              ======            ======
Diluted earnings per share, as reported                       $ 0.39            $ 0.22
                                                              ======            ======
Diluted earnings per share, pro forma                         $ 0.37            $ 0.20
                                                              ======            ======

Compensation costs charged against income (net of tax) for restricted stock issued under the Company's Incentive Plan totaled $0.2 million in the three months ended March 31, 2003. There was no restricted stock issued in the current year period.

NOTE 2.  ACQUISITIONS

On January 2, 2004, the Company effectively acquired the outstanding shares of Syltone plc ("Syltone"), previously a publicly traded company listed on the London Stock Exchange. Syltone, headquartered in Bradford, United Kingdom ("U.K."), is one of the world's largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company's product line. Syltone is also one of the world's largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. The purchase price of (pounds)61.1 million including assumed bank debt (net of cash acquired) was paid in the form of cash ((pounds)44.4 million), new loan notes ((pounds)5.2 million) and the assumption of Syltone's existing bank debt, net of cash ((pounds)11.5 million). There are no additional contingent payments or commitments related to this acquisition.

This acquisition has been accounted for by the purchase method and accordingly, its results are included in the Company's consolidated financial statements from the date of acquisition. Net of cash acquired, $81.3 million in cash was used to fund the Syltone acquisition (and related direct acquisition costs) during the first quarter. The aggregate purchase price (including direct acquisition costs) has been allocated primarily to receivables ($30,410); inventory ($22,413); property, plant and equipment ($33,297); intangible assets ($92,316); accounts payable and accrued liabilities ($41,586); bank debt, net ($20,570); net deferred income tax liabilities ($2,308) and other long-term liabilities ($21,993), based on their estimated fair values at the date of acquisition. This allocation reflects the Company's preliminary estimates of the purchase price allocation and is subject to change upon completion of appraisals in 2004. Further, other assets and liabilities may be identified to which a portion of the purchase price could be allocated.

The following table summarizes the preliminary fair values of the intangible assets acquired in the Syltone acquisition:

         Amortized intangible assets:
                  Customer lists and relationships            $19,646
                  Other                                         5,394
         Unamortized intangible assets:
                  Goodwill                                     58,346
                  Trademarks                                    8,930
                                                              -------
                           Total intangible assets            $92,316
                                                              =======

The preliminary weighted average amortization period for customer lists and relationships and other amortized intangible assets is 20 years and 5 years, respectively.

The total amount of goodwill that is expected to be deductible for tax purposes is not anticipated to be significant given the stock nature of the acquisition. The assignment of goodwill has been allocated to the Compressed Air Products segment ($40,842) and the Fluid Transfer Products segment ($17,504). This allocation is preliminary and subject to change upon completion of appraisals in 2004. See Note 12 for additional segment information.

The following table summarizes supplemental pro forma information as if the Syltone acquisition had been completed on January 1, 2003:

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                      ------------------
                                                             2003
                                                      ------------------
         Revenues                                          $134,021
         Net income                                           3,505
         Diluted earnings per share                         $  0.22

The pro forma net income above reflects the negative impact of a one-time adjustment on cost of sales of approximately $1.1 million stemming from recording Syltone's inventory at fair value.

NOTE 3.  INVENTORIES

                                                        MARCH 31,            DECEMBER 31,
                                                           2004                  2003
                                                        ---------            ------------
Raw materials, including parts and
  subassemblies                                          $ 42,147              $ 33,850
Work-in-process                                            13,203                 7,850
Finished goods                                             38,061                24,731
Perishable tooling and supplies                             2,294                 2,429
                                                         --------              --------
                                                           95,705                68,860
Excess of FIFO costs over LIFO costs                       (4,714)               (4,533)
                                                         --------              --------
      Inventories, net                                   $ 90,991              $ 64,327
                                                         ========              ========


NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill attributable to each business segment for the three months ended March 31, 2004, are as follows:

                                                                  COMPRESSED AIR                 FLUID TRANSFER
                                                                     PRODUCTS                       PRODUCTS
                                                                  --------------                 --------------
Balance as of December 31, 2003                                      $179,854                        $25,634
     Goodwill acquired during the period                               40,842                         17,504
     Foreign currency translation                                         395                            390
                                                                     --------                        -------
Balance as of March 31, 2004                                         $221,091                        $43,528
                                                                     ========                        =======

Other intangible assets at March 31, 2004 consisted of the following:

                                                                                                 ACCUMULATED
                                                                      COST                       AMORTIZATION
                                                                     -------                     ------------
Amortized intangible assets:
     Acquired technology                                             $20,798                       $(11,377)
     Customer lists and relationships                                 22,292                         (1,273)
     Other                                                             3,820                         (1,761)

Unamortized intangible assets:
     Trademarks                                                       12,186                             --
                                                                     -------                       --------

          Total other intangible assets                              $59,096                       $(14,411)
                                                                     =======                       ========

Amortization of intangible assets for the three months ended March 31, 2004, was $1.0 million. Amortization of intangible assets is anticipated to be approximately $3.5 to $4.0 million per year for 2004 through 2008.

NOTE 5.  ACCRUED PRODUCT WARRANTY

The following is a rollforward of the Company's warranty accrual for the three months ended March 31, 2004 and 2003.

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            --------------------------
                                                                              2004               2003
                                                                            -------            -------
Balance at beginning of period                                              $ 6,635            $ 7,060
  Product warranty accruals                                                   1,853                892
  Settlements                                                                (1,802)            (1,113)
  Other (acquisitions and foreign currency translation)                       1,398                 44
                                                                            -------            -------
Balance at end of period                                                    $ 8,084            $ 6,883
                                                                            =======            =======

NOTE 6.  PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table provides the components of net periodic benefit expense (income) for the Company's defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2004 and 2003:

                                                               Pension Benefits
                                                  ------------------------------------------             Other
                                                      U.S. Plans            Non-U.S. Plans      Postretirement Benefits
                                                   ----------------       -----------------     -----------------------
                                                   2004        2003       2004         2003        2004          2003
                                                   ----        ----       ----         ----        ----          ----
Service cost                                      $ 574         600     $   791         385        $ --            --
Interest cost                                       853         908       1,310         362         425           500
Expected return on plan assets                     (950)       (855)     (1,286)       (369)         --            --
Amortization of transition liability                 --          --          --          --          --            --
Amortization of prior-service cost                  (24)        (25)          5          --         (25)         (125)
Amortization of net loss (gain)                      53         130          59          58         (65)         (150)
                                                  -----        ----     -------        ----        ----          ----
   Net periodic benefit expense (income)          $ 506         758     $   879         436        $335           225
                                                  =====        ====     =======        ====        ====          ====

NOTE 7.  STOCKHOLDERS' EQUITY

Pursuant to its previously filed shelf registration with the Securities and Exchange Commission, the Company completed an offering of 3,450,000 shares of its common stock for net proceeds of approximately $79.6 million during March of 2004. These proceeds were used to repay borrowings under its Revolving Line of Credit Agreement (the "Credit Line").

NOTE 8.  EARNINGS PER SHARE

The following table details the calculation of basic and diluted earnings per share:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                         2004             2003
                                                      ----------       ---------
Basic EPS:
     Net income                                       $    6,557       $   3,520
                                                      ==========       =========

Shares
     Weighted average number of common
       shares outstanding                                 16,352          16,010
                                                      ==========       =========

Basic earnings per common share                       $     0.40       $    0.22
                                                      ==========       =========

Diluted EPS:
     Net income                                       $    6,557       $   3,520
                                                      ==========       =========

Shares
     Weighted average number of common
       shares outstanding                                 16,352          16,010
     Assuming conversion of dilutive stock
       options issued and outstanding                        401             161
                                                      ----------       ---------
     Weighted average number of common
       shares outstanding, as adjusted                    16,753          16,171
                                                      ==========       =========

Diluted earnings per common share                     $     0.39       $    0.22
                                                      ==========       =========

NOTE 9.  COMPREHENSIVE INCOME

For the three months ended March 31, 2004 and 2003, comprehensive income was $6.7 million and $5.2 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments.

NOTE 10.  CASH FLOW INFORMATION

In the first three months of 2004 and 2003, the Company paid $0.7 million and $0.8 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first three months of 2004 and 2003, was $2.0 million and $1.5 million, respectively.

NOTE 11.  CONTINGENCIES

The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature. Due to the bankruptcies of several asbestos manufacturers and other primary defendants, the Company has been named as a defendant in an increasing number of asbestos personal injury lawsuits. The Company has also been named as a defendant in an increasing number of silicosis personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources, and typically the Company is one of approximately 25 or more named defendants. In the Company's experience, the substantial majority of the plaintiffs are not impaired with a disease attributable to the alleged exposure.

Predecessors to the Company manufactured, distributed and sold the products allegedly at issue in the pending asbestos and silicosis litigation lawsuits. The Company has potential responsibility for certain contingent liabilities with respect to these products, namely: (a) air compressors which used asbestos containing components manufactured and supplied by third parties; and (b) portable air compressors used in sandblasting operations as a component of sandblasting equipment manufactured and sold by others. The sandblasting equipment is alleged to have caused the silicosis disease plaintiff's claim in these cases.

Neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber. The asbestos-containing components used in the products at issue were completely encapsulated in a protective non-asbestos binder and enclosed within the subject products. Furthermore, the Company has never manufactured or distributed portable air compressors.

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

The Company believes that the pending and future asbestos and silicosis lawsuits will not, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company's anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the components described above; the Company's experience that the substantial majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica; various potential defenses available to the Company with respect to such matters; and the Company's prior disposition of comparable matters. However, due to inherent uncertainties of litigation and because future developments could cause a different outcome, there can be no assurance that the resolution of pending or future lawsuits, whether by judgment, settlement or dismissal, will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

The Company has also been identified as a potentially responsible party with respect to several sites designated for environmental cleanup under various state and federal laws. The Company does not own any of these sites. The Company does not believe that the future potential costs related to these sites will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NOTE 12.  SEGMENT INFORMATION

Subsequent to the acquisition of Syltone, the Company continues to be organized based upon the products and services it offers but now has four operating divisions: Compressor, Blower, Pump and Fluid Transfer. These divisions comprise two reportable segments, Compressed Air Products and Fluid Transfer Products. The Compressor and Blower (which now includes the Syltone transportation-related activities) divisions are aggregated into one reportable segment (Compressed Air Products) since the long-term financial performance of these businesses are affected by similar economic conditions, coupled with the similar nature of their products, manufacturing processes and other business characteristics. The Pump and Fluid Transfer (which consists of the Syltone fluid transfer-related activities) divisions are aggregated into one reportable segment (Fluid Transfer Products) primarily due to the same factors as noted above.

                                                THREE MONTHS ENDED
                                                      MARCH 31,
                                          -------------------------------
                                                2004             2003
                                          --------------    -------------
Revenues:
    Compressed Air Products               $     122,996     $      87,186
    Fluid Transfer Products                      31,432            14,305
                                          -------------     -------------
       Total                              $     154,428     $     101,491
                                          =============     =============
Operating earnings (loss):
    Compressed Air Products               $       8,274     $       6,576
    Fluid Transfer Products                       1,607               (82)
                                          -------------     -------------
       Total                                      9,881             6,494
    Interest expense                              2,022             1,205
    Other (income) expense, net                  (2,076)              113
                                          -------------     -------------
       Income before income taxes         $       9,935     $       5,176
                                          =============     =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS.

On January 2, 2004, the Company effectively acquired the outstanding shares of Syltone plc ("Syltone"), previously a publicly traded company listed on the London Stock Exchange. Syltone, headquartered in Bradford, United Kingdom ("U.K."), is one of the world's largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company's product line. Syltone is also one of the world's largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. The purchase price of (pounds)61.1 million including assumed bank debt (net of cash acquired) was paid in the form of cash ((pounds)44.4 million), new loan notes ((pounds)5.2 million) and the assumption of Syltone's existing bank debt, net of cash ((pounds)11.5 million). There are no additional contingent payments or commitments related to this acquisition.

Syltone generated revenues and operating profit (in accordance with accounting principles generally accepted in the U.K.) of (pounds)84.4 million and (pounds)6.3 million, respectively (approximately $151.1 million and $11.3 million, respectively as calculated using the December 31, 2003 exchange rate of $1.79/(pounds)) for the twelve months ended September 30, 2003. Syltone's largest markets are Europe and North America, which represent approximately 67% and 20% of its revenues, respectively. Approximately 70% of Syltone's revenues are generated through transportation-related activities while the remaining 30% are derived from fluid transfer-related activities.

Subsequent to the acquisition of Syltone, the Company continues to be organized based upon the products and services it offers but now has four operating divisions: Compressor, Blower, Pump and Fluid Transfer. These divisions comprise two reportable segments, Compressed Air Products and Fluid Transfer Products. The Compressor and Blower (which now includes the Syltone transportation-related activities) divisions are aggregated into one reportable segment (Compressed Air Products) since the long-term financial performance of these businesses are affected by similar economic conditions, coupled with the similar nature of their products, manufacturing processes and other business characteristics. The Pump and Fluid Transfer (which consists of the Syltone fluid transfer-related activities) divisions are aggregated into one reportable segment (Fluid Transfer Products) primarily due to the same factors as noted above.

RESULTS OF OPERATIONS.

        PERFORMANCE IN THE QUARTER ENDED MARCH 31, 2004 COMPARED WITH
                      THE QUARTER ENDED MARCH 31, 2003

Revenues

Revenues increased $52.9 million (52%) to $154.4 million for the three months ended March 31, 2004, compared to $101.5 million in the same period of 2003. This increase is primarily due to the acquisition of Syltone, which contributed $42.3 million in revenues. Increased volume of well stimulation pumps and pump parts shipments, changes in currency exchange rates and price increases also contributed to this increase.

For the three months ended March 31, 2004, revenues for the Compressed Air Products segment increased $35.8 million (41%) to $123.0 million, compared to the same period of 2003. This increase is primarily due to the acquisition of Syltone ($29.2 million), changes in currency exchange rates ($4.3 million) and price increases (approximately $0.8 million). Fluid Transfer Products segment revenues increased $17.1 million (120%) to $31.4 million for the three months ended March 31, 2004 compared to the same period of 2003. This increase is primarily due to the acquisition of Syltone ($13.1 million), increased volume of well stimulation pumps and pump parts shipments ($4.5 million) and price increases ($0.4 million) partially offset by a decrease in volume of drilling pump shipments.

Costs and Expenses

Gross margin (defined as revenues less cost of sales) for the three months ended March 31, 2004 increased $19.2 million (63%) to $49.9 million compared to the same period of 2003. Gross margin as a percentage of revenues (gross margin percentage) increased to 32.3% in the three-month period of 2004 from 30.3% in the same period of 2003. This increase in the gross margin percentage was principally attributable to Syltone, which has higher gross margins than the Company's previously existing business. Syltone's gross margin percentage was 34.4% during the first quarter and included a non-recurring negative impact of approximately $1.2 million stemming from recording their inventory at fair value on the acquisition date. Gross margin percentage was also favorably impacted by the increased volume of well stimulation pumps and pump parts shipments and the related positive impact of increased leverage of the Fluid Transfer segment's fixed and semi-fixed costs over a higher revenue base. Finally, due to the closure of a significant casting supplier in the second half of 2002, the first quarter of 2003 included costs of approximately $0.6 million to expedite castings from new suppliers which did not recur in 2004. These positive factors were partially offset by higher warranty expense in 2004.

Depreciation and amortization for the three months ended March 31, 2004 increased $1.6 million to $5.1 million compared to $3.5 million in the same period of 2003 primarily due to the Syltone acquisition.

Selling and administrative expenses increased in the three-month period of 2004 by 69% to $34.9 million from $20.7 million in the same period of 2003 primarily due to the acquisition of Syltone ($10.1 million). Higher compensation and fringe benefit costs and changes in currency exchange rates also contributed to this increase.

Other income, net was $2.1 million for the three months ended March 31, 2004 compared to other expense, net in the comparable prior year period of $0.1 million. This change was primarily due to foreign currency transaction gains recorded in 2004. These gains included $1.2 million specifically related to a portion of the proceeds from U.S. dollar borrowings, which were converted to British pounds and appreciated in U.S. dollars in 2004 prior to being used to consummate the Syltone acquisition in January 2004.

The Compressed Air Products segment generated operating earnings (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) as a percentage of revenues of 6.7% for the three-month period ended March 31, 2004, a decrease from 7.5% for the same period of 2003. This decrease was primarily attributable to higher compensation, fringe benefit and warranty expense. These negative factors were partially offset by non-recurring costs to expedite castings from new suppliers incurred in 2003. Operating earnings as a percentage of revenues for the portion of Syltone's business included in this segment were 7.6%.

The Fluid Transfer Products segment generated operating earnings as a percentage of revenues of 5.1% for the three-month period ended March 31, 2004, compared to an operating loss of 0.6% for the same period in 2003. This improvement was primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base and operational improvements. Operating earnings as a percentage of revenues for the portion of Syltone's business included in this segment were 4.7%.

Interest expense increased $0.8 million (68%) to $2.0 million for the three months ended March 31, 2004, compared to $1.2 million for the same period of 2003 due to higher average borrowings and rates stemming from the Syltone acquisition. The average interest rate for the three-month period ended March 31, 2004 was 4.4% compared to 4.1% in the comparable prior year period.

Income before income taxes increased $4.8 million (92%) to $9.9 million for the three months ended March 31, 2004, compared to the same period of 2003. This increase is primarily due to Syltone, foreign currency gains and the increased volume of well stimulation pumps and pump parts shipments, as discussed above. These positive factors were partially offset by higher compensation, fringe benefit and warranty expense in 2004.

The provision for income taxes increased by $1.7 million to $3.4 million for the three-month period of 2004, compared to $1.7 million for the same period in 2003, as a result of the higher income before taxes and a higher overall effective tax rate. The Company's effective tax rate for the three months ended March 31, 2004 increased to 34.0% compared to 32.0% in the prior year period, principally due to the acquisition of Syltone.

Net income for the three months ended March 31, 2004 increased $3.1 million (86%) to $6.6 million ($0.39 diluted earnings per share), compared to $3.5 million ($0.22 diluted earnings per share) for the same period of 2003. This increase in net income is primarily attributable to the same factors that resulted in increased income before taxes noted above partially offset by a higher effective tax rate in 2004. Syltone contributed approximately $0.07 to diluted earnings per share during the first quarter of 2004.

Outlook

In general, demand for compressed air products correlates to the rate of manufacturing capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product. In the first quarter of 2004, orders for compressed air products were $139.7 million, compared to $93.1 million in the same period of 2003. Backlog for the Compressed Air Products segment was $77.9 million as of March 31, 2004, compared to $65.4 million as of March 31, 2003. The increase in orders and backlog compared to the prior year is primarily due to the addition of Syltone's transportation-related activities, which contributed $31.5 million and $15.0 million to orders and backlog, respectively. Favorable changes in foreign currency exchange rates also added approximately $5.3 million and $3.3 million to orders and backlog, respectively. Excluding these favorable items, the growth in orders for this segment stems primarily from an improvement in the U.S. industrial economy and increased demand for European compressors.

Demand for fluid transfer products, the majority of which are petroleum related, has historically corresponded to market conditions and expectations for oil and natural gas prices. Orders for fluid transfer products were $36.4 million in the first quarter of 2004 compared to $20.7 million in the same period of 2003. Backlog for this business segment was $30.5 million as of March 31, 2004, compared to $13.1 million as of March 31, 2003. The increase in orders and backlog compared to the prior year is primarily due to the addition of Syltone's fluid transfer-related, which contributed $9.3 million and $12.0 million to orders and backlog, respectively. Excluding the impact of Syltone, the increase in orders for this segment stems primarily from increased demand for well stimulation pumps and petroleum pump parts due to continued high prices for oil and natural gas. Future increases in demand for these products will likely be dependent upon oil and natural gas prices and rig counts, which the Company cannot predict.

On April 28, 2004, the Company announced the closure of a facility located in Louisville, Kentucky, which was purchased in the Syltone acquisition. Manufacturing of blower products at this operation will be relocated to an existing facility in Sedalia, Missouri. Fluid transfer operations performed in Louisville will be transferred to another Syltone facility in Houston, Texas. This action is expected to be completed by year-end and anticipated to reduce diluted earnings per share by as much as $0.03 in 2004, the majority of which will occur in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

Operating Working Capital

During the three months ended March 31, 2004, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $17.6 million primarily due to Syltone ($7.5 million) and higher inventory and receivable balances stemming from increased activity levels.

Cash Flows

During the first three months of 2004, the Company generated cash from operations totaling $3.5 million, compared to $5.4 million in the prior year period. This change is primarily due to the unfavorable change in operating working capital (excluding the impact of the Syltone acquisition) due to increased activity levels, partially offset by higher net income. Net of cash acquired, $81.3 million in cash was used to fund the Syltone acquisition (and related direct acquisition costs) during the first quarter. This use of cash was partially offset by net proceeds from the sale of 3,450,000 shares of common stock in March 2004, which totaled $79.6 million. These proceeds along with other cash reserves were used to reduce debt by approximately $102.7 million. The cash flows provided by operating activities and used in financing and investing activities, combined with the effect of exchange rate changes, resulted in a net cash decrease of $101.3 million during the first quarter of 2004.

Capital Expenditures and Commitments

Capital projects designed to increase operating efficiency and flexibility, expand production capacity and bring new products to market resulted in expenditures of $3.8 million in the first three months of 2004. This was $1.1 million higher than the level of capital expenditures in the comparable period in 2003, primarily due to the timing of capital projects. Commitments for capital expenditures at March 31, 2004 were approximately $10 million. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise or vesting of incentive stock options, restricted stock or performance shares. The Gardner Denver Board has authorized up to 400,000 shares for repurchase under this program and, of this amount, approximately 200,000 shares remain available for repurchase. As of March 31, 2004, a total of 1,572,542 shares have been repurchased at a cost of $22.8 million under both repurchase programs.

Liquidity

Pursuant to its previously filed shelf registration with the Securities and Exchange Commission, the Company completed an offering of 3,450,000 shares of its common stock for net proceeds of approximately $79.6 million during March of 2004. These proceeds were used to repay borrowings under its Revolving Line of Credit Agreement (the "Credit Line").

The Credit Line has a borrowing capacity of $150.0 million and the total debt balance is due upon final maturity on March 6, 2005. Subject to approval by lenders holding more than 75% of the debt, the Company may request up to two, one-year extensions. On March 31, 2004, the Credit Line had an outstanding principal balance of $11.0 million, leaving $139.0 million available for future use or for letters of credit, subject to the terms of the Credit Line.

The Company also has a five-year $50.0 million Term Loan with a final maturity of March 6, 2007. The Term Loan requires principal payments of $2.5 million in years one and two, and $15.0 million in years three through five. On March 31, 2004, the Term Loan had an outstanding principal balance of $45.0 million.

The Company's borrowing arrangements are generally unsecured and permit certain investments and dividend payments. There are no material restrictions on the Company as a result of its credit agreements, other than customary covenants regarding certain earnings, liquidity and capital ratios.

Management currently expects the Company's future cash flows to be sufficient to fund its scheduled debt service and provide required resources for working capital and capital investments for at least the next twelve months.

CONTINGENCIES

The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature. Due to the bankruptcies of several asbestos manufacturers and other primary defendants, the Company has been named as a defendant in an increasing number of asbestos personal injury lawsuits. The Company has also been named as a defendant in an increasing number of silicosis personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources, and typically the Company is one of approximately 25 or more named defendants. In the Company's experience, the substantial majority of the plaintiffs are not physically impaired with a disease attributable to the alleged exposure.

Predecessors to the Company manufactured, distributed and sold the products allegedly at issue in the pending asbestos and silicosis litigation lawsuits. The Company has potential responsibility for certain contingent liabilities with respect to these products, namely: (a) air compressors which used asbestos containing components manufactured and supplied by third parties; and (b) portable air compressors used in sandblasting operations as a component of sandblasting equipment manufactured and sold by others. The sandblasting equipment is alleged to have caused the silicosis disease plaintiff's claim in these cases.

Neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber. The asbestos-containing components used in the products at issue were completely encapsulated in a protective non-asbestos binder and enclosed within the subject products. Furthermore, the Company has never manufactured or distributed portable air compressors.

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

The Company believes that the pending and future asbestos and silicosis lawsuits will not, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company's anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the components described above; the Company's experience that the substantial majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica; various potential defenses available to the Company with respect to such matters; and the Company's prior disposition of comparable matters. However, due to the inherent uncertainties of litigation and because future developments could cause a different outcome, there can be no assurance that the resolution of pending or future lawsuits, whether by judgment, settlement or dismissal, will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

The Company has also been identified as a potentially responsible party with respect to several sites designated for environmental cleanup under various state and federal laws. The Company does not own any of these sites. The Company does not believe that the future potential costs related to these sites will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, which addresses consolidation by business enterprises of variable interest entities. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the interest entities do not effectively disperse risks among the parties involved. This interpretation applies to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has no variable interest entities and has adopted this interpretation which did not have a material impact on its financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement requires additional disclosures about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, the statement also requires disclosures of various elements of pension and other postretirement benefit costs on an interim basis. The Company has adopted SFAS No.132 (revised) and included the required disclosures in Note 6 to the Condensed Financial Statements.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company's financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in our 2003 Annual Report on Form 10-K, filed on March 10, 2004, in the Critical Accounting Policies Section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements contained in our 2003 Annual Report to Stockholders filed as Exhibit 13.0 thereto.

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

The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the ability to maintain and to enter into key purchasing, supply and outsourcing relationships; (2) the ability to effectively manage the transition of iron casting supply to alternate sources and the skill, commitment and availability of such alternate sources; (3) the ability to identify, negotiate and complete future acquisitions; (4) the speed with which the Company is able to integrate acquisitions and realize the related financial benefits; (5) the successful implementation of other strategic initiatives, including, without limitation, restructuring plans, inventory reduction programs and other cost reduction efforts; (6) the domestic and/or worldwide level of oil and natural gas prices and oil and gas drilling and production, which affect demand for the Company's petroleum products; (7) changes in domestic and/or worldwide industrial production and industrial capacity utilization rates, which affect demand for the Company's compressed air products; (8) pricing of the Company's products; (9) the degree to which the Company is able to penetrate niche and international markets; (10) changes in currency exchange rates (primarily between the U.S. dollar, the euro and the British pound); (11) changes in interest rates; (12) the ability to attract and retain quality management personnel; (13) market performance of pension plan assets and changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations; (14) the continued ability to effectively manage and defend litigation matters pending, or asserted in the future, against the Company; (15) the development and acceptance of the Company's new product offerings; and (16) the continued successful implementation and utilization of the Company's electronic services.

The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, even though its situation and circumstances may change in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 2003 and March 31, 2004.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

----------------------------------------------------------------------------------------------------------------------
                                                                            TOTAL NUMBER OF
                                                                          SHARES PURCHASED AS     MAXIMUM NUMBER OF
                                                                           PART OF PUBLICLY      SHARES THAT MAY YET
                              TOTAL NUMBER OF      AVERAGE PRICE PAID     ANNOUNCED PLANS OR     BE PURCHASED UNDER
          PERIOD             SHARES PURCHASED          PER SHARE             PROGRAMS (1)       THE PLANS OR PROGRAMS
----------------------------------------------------------------------------------------------------------------------
January 1, 2004 -
January 31, 2004                     --                    --                      --                  210,300
----------------------------------------------------------------------------------------------------------------------
February 1, 2004 -
February 29, 2004                    --                    --                      --                  210,300
----------------------------------------------------------------------------------------------------------------------
March 1, 2004 -
March 31, 2004                       --                    --                      --                  210,300
                                     --                                            --
----------------------------------------------------------------------------------------------------------------------

Total                                --                    --                      --                  210,300
                                     ==                                            ==
--------------------------- -------------------- ----------------------- ---------------------- ----------------------

(1) In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         10.1 Gardner Denver, Inc. Long-Term Incentive Plan, as amended May 4, 2004.

         10.17 Gardner Denver, Inc. Employee Stock Purchase Plan, as amended May 4, 2004.

         12      Calculation of Ratio of Earnings to Fixed Charges.

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

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K, dated January 13, 2004, relating to a press release issued on January 5, 2004 which announced that the cash offer by its wholly-owned subsidiary GD First (UK) plc for the outstanding ordinary shares of Syltone plc had become unconditional in all respects and would remain open for acceptance until further notice.

         The Company filed a Current Report on Form 8-K, dated February 3, 2004, relating to a press release issued on that date announcing the Company's earnings for the fourth quarter and fiscal year ended December 31, 2003, certain recent activities, and guidance as to results for 2004.

         The Company filed a Current Report on Form 8-K, dated March 11, 2004, relating to a press release issued on March 10, 2004 announcing its intention to offer, subject to market and other conditions, 3,000,000 shares of its common stock (pursuant to its existing shelf registration) and to grant the underwriters an option to purchase an additional 450,000 shares of its common stock to cover over-allotments, if any. The prospectus supplement and related financial statements and pro forma financial information were filed as exhibits to this Form 8-K.

         The Company filed a Current Report on Form 8-K, dated March 24, 2004, relating to a press release issued on March 23, 2004 announcing the pricing of its offering of 3,000,000 shares of its common stock and its related registration statement on Form S-3.

         The Company filed a Current Report on Form 8-K, dated March 29, 2004, relating to a press release issued on that date announcing the closing of its offering of 3,450,000 shares of its common stock, which includes 450,000 shares sold at the underwriters' option.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GARDNER DENVER, INC.

Date: May 10, 2004               By:    /s/Ross J. Centanni
                                     ----------------------------------------
                                        Ross J. Centanni
                                        Chairman, President & CEO

Date: May 10, 2004               By:    /s/Philip R. Roth
                                     ----------------------------------------
                                        Philip R. Roth
                                        Vice President, Finance & CFO

Date: May 10, 2004               By:    /s/Daniel C. Rizzo, Jr.
                                     ----------------------------------------
                                        Daniel C. Rizzo, Jr.
                                        Vice President and Corporate
                                        Controller (Chief Accounting Officer)

                            GARDNER DENVER, INC.

                                EXHIBIT INDEX

EXHIBIT
NO.                              DESCRIPTION

10.1     Gardner Denver, Inc. Long-Term Incentive Plan, as amended May 4,
         2004.

10.17    Gardner Denver, Inc. Employee Stock Purchase Plan, as amended
         May 4, 2004.

12       Calculation of Ratio of Earnings to Fixed Charges.

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