Form 10-Q
period 2004-06-30
GARDNER DENVER INC
filed 2004-08-09
CIK 916459

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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
     Yes      X        No
        --------------   -----------------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Yes      X         No
        --------------    ----------------

     Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of July 30, 2004: 19,793,166 shares.

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
                                                    (Unaudited)

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                     ---------------------       --------------------
                                                       2004         2003           2004        2003
                                                     --------     --------       ---------   --------
Revenues                                             $161,297     $109,388       $315,725    $210,879

Costs and Expenses:
     Cost of sales (excluding depreciation
           and amortization)                          108,650       76,151        213,161     146,925
     Depreciation and amortization                      5,016        3,767         10,149       7,313
     Selling and administrative expenses               33,667       20,681         68,570      41,358
     Interest expense                                   1,436        1,136          3,458       2,341
     Other income, net                                    (12)        (210)        (2,088)        (97)
                                                     --------     --------       --------    --------

Income before income taxes                             12,540        7,863         22,475      13,039
Provision for income taxes                              4,264        2,517          7,642       4,173
                                                     --------     --------       --------    --------

Net income                                           $  8,276     $  5,346       $ 14,833    $  8,866
                                                     ========     ========       ========    ========

Basic earnings per share                             $   0.42     $   0.33       $   0.82    $   0.55
                                                     ========     ========       ========    ========
Diluted earnings per share                           $   0.41     $   0.33       $   0.80    $   0.55
                                                     ========     ========       ========    ========




                          The accompanying notes are an integral part of this statement.

                                   GARDNER DENVER, INC.
                                CONSOLIDATED BALANCE SHEET
                         (in thousands, except per share amounts)

                                                          (UNAUDITED)
                                                            JUNE 30,        DECEMBER 31,
                                                             2004               2003
                                                          -----------       ------------
                  ASSETS
Current assets:
     Cash and equivalents                                   $ 26,252          $132,803
     Receivables, net                                        119,471            81,345
     Inventories, net                                         95,708            64,327
     Deferred income taxes                                     5,687             3,652
     Other                                                     5,442             5,682
                                                            --------          --------
          Total current assets                               252,560           287,809
                                                            --------          --------

Property, plant and equipment, net                           108,094            75,428
Goodwill                                                     264,418           205,488
Other intangibles, net                                        44,173            10,341
Deferred income taxes                                          2,166             5,374
Other assets                                                   5,596             5,293
                                                            --------          --------
          Total assets                                      $677,007          $589,733
                                                            ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                  $ 47,131          $ 16,875
     Accounts payable and accrued liabilities                124,742            84,081
                                                            --------          --------
         Total current liabilities                           171,873           100,956
                                                            --------          --------

Long-term debt, less current maturities                       61,737           165,756
Postretirement benefits other than pensions                   31,451            32,110
Other long-term liabilities                                   48,922            25,006
                                                            --------          --------
         Total liabilities                                   313,983           323,828
                                                            --------          --------

Stockholders' equity:
    Common stock, $0.01 par value; 50,000 shares
          authorized; 19,784 shares issued and
          outstanding at June 30, 2004                           215               178
    Capital in excess of par value                           258,015           174,474
    Treasury stock at cost, 1,736 shares at
         June 30, 2004                                       (26,304)          (25,947)
    Retained earnings                                        117,140           102,307
    Accumulated other comprehensive income                    13,958            14,893
                                                            --------          --------
         Total stockholders' equity                          363,024           265,905
                                                            --------          --------
         Total liabilities and stockholders' equity         $677,007          $589,733
                                                            ========          ========


              The accompanying notes are an integral part of this statement.

                                   GARDNER DENVER, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (in thousands)
                                      (Unaudited)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                               ---------------------------
                                                                  2004              2003
                                                               ---------          --------
Cash flows from operating activities:
    Net income                                                 $  14,833          $  8,866
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                            10,149             7,313
         Foreign currency transaction gain                        (1,320)               --
         Net gain on asset dispositions                              (69)             (367)
         Stock issued for employee benefit plans                   1,205             1,394
         Deferred income taxes                                    (1,145)              824
    Changes in assets and liabilities:
         Receivables                                              (7,497)           (1,574)
         Inventories                                              (8,614)           (4,157)
         Accounts payable and accrued liabilities                 (2,011)           (2,940)
         Other assets and liabilities, net                          (118)             (511)
                                                               ---------          --------
             Net cash provided by operating activities             5,413             8,848
                                                               ---------          --------

Cash flows from investing activities:
    Business acquisitions, net of cash acquired                  (82,119)               --
    Capital expenditures                                          (8,771)           (5,546)
    Disposals of property, plant and equipment                       209               915
    Other                                                             57                --
                                                               ---------          --------
             Net cash used in investing activities               (90,624)           (4,631)
                                                               ---------          --------

Cash flows from financing activities:
    Principal payments on long-term debt                        (135,779)          (29,266)
    Proceeds from long-term debt                                  31,330            20,000
    Proceeds from issuance of common stock                        79,557                --
    Proceeds from stock options                                    2,816               850
    Purchase of treasury stock                                      (357)              (28)
    Other                                                             --                (3)
                                                               ---------          --------
             Net cash used in financing activities               (22,433)           (8,447)
                                                               ---------          --------

Effect of exchange rate changes on cash and
       equivalents                                                 1,093             1,594
                                                               ---------          --------

Decrease in cash and equivalents                                (106,551)           (2,636)
                                                               ---------          --------
Cash and equivalents, beginning of period                        132,803            25,667
                                                               ---------          --------
Cash and equivalents, end of period                            $  26,252          $ 23,031
                                                               =========          ========




              The accompanying notes are an integral part of this statement.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                  (in thousands, except per share amounts)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Gardner Denver, Inc. and its subsidiaries ("Gardner Denver" or the "Company"). All significant intercompany transactions and accounts have been eliminated.

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

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

STOCK-BASED COMPENSATION PLANS

As allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company measures its compensation cost of equity instruments issued under employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted during the three and six months ended June 30, 2004 and 2003 were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; and accordingly, no compensation expense has been recognized. If the Company had accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, net income and basic and diluted earnings per share would have been as follows:

                                                                    THREE MONTHS                   SIX MONTHS
                                                                   ENDED JUNE 30,                 ENDED JUNE 30,
                                                              -----------------------         ----------------------
                                                               2004             2003           2004            2003
                                                              ------           ------         -------         ------
Net income, as reported                                       $8,276           $5,346         $14,833         $8,866
Less: Total stock-based employee compensation
   expense determined under fair value method, net of
   related tax effects                                           347              296             652            624
                                                              ------           ------         -------         ------
Pro forma net income                                          $7,929           $5,050         $14,181         $8,242
                                                              ======           ======         =======         ======
Basic earnings per share, as reported                         $ 0.42           $ 0.33         $  0.82         $ 0.55
                                                              ======           ======         =======         ======
Basic earnings per share, pro forma                           $ 0.40           $ 0.31         $  0.79         $ 0.51
                                                              ======           ======         =======         ======
Diluted earnings per share, as reported                       $ 0.41           $ 0.33         $  0.80         $ 0.55
                                                              ======           ======         =======         ======
Diluted earnings per share, pro forma                         $ 0.39           $ 0.31         $  0.77         $ 0.51
                                                              ======           ======         =======         ======

Compensation costs charged against income (net of tax) for restricted stock issued under the Company's Incentive Plan totaled $0.2 million in the six months ended June 30, 2003. There was no restricted stock issued in the current year.

NEW ACCOUNTING STANDARDS

In May 2004, the FASB issued Staff Position SFAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," ("FSP 106-2"). FSP 106-2 supersedes FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," and provides guidance on the accounting, disclosure, effective date and transition related to the Prescription Drug Act. FSP 106-2 is effective for the third quarter of 2004. According to an actuarial assessment, the Company currently provides prescription drug benefits, which are actuarially equivalent to the Medicare-prescription drug benefit to certain retired and other employees and will therefore qualify for the subsidy. As a result, the Company will account for the federal subsidy attributable to past services as an actuarial gain, which will reduce the accumulated post-retirement benefit obligation. This actuarial gain will then be amortized in future periods in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The federal subsidy attributable to employee service rendered in current and future periods will reduce future net periodic postretirement benefit cost as those employees provide service. The favorable impact to diluted earnings per share from adopting FSP 106-2 is expected to be approximately $0.01 in 2004 and $0.02 in 2005.

NOTE 2.  ACQUISITIONS

On January 2, 2004, the Company effectively acquired the outstanding shares of Syltone plc ("Syltone"), previously a publicly traded company listed on the London Stock Exchange. Syltone, headquartered in Bradford, United Kingdom ("U.K."), is one of the world's largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company's product line. Syltone is also one of the world's largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. The purchase price of (pounds)61.1 million including assumed bank debt
(net of cash acquired) was paid in the form of cash ((pounds)44.4 million), new loan notes ((pounds)5.2 million) and the assumption of Syltone's existing bank debt, net of cash acquired ((pounds)11.5 million). There are no additional contingent payments or commitments related to this acquisition.

This acquisition has been accounted for by the purchase method and accordingly, its results are included in the Company's consolidated financial statements from the date of acquisition. Net of cash acquired, $81.3 million in cash was used to fund the Syltone acquisition (and related direct acquisition costs) during the first quarter. The aggregate purchase price (including direct acquisition costs) has been allocated primarily to receivables ($30,410); inventory ($22,413); property, plant and equipment ($33,297); intangible assets ($92,316); accounts payable and accrued liabilities ($41,586); bank debt, net of cash acquired ($20,570); net deferred income tax liabilities ($2,308) and other long-term liabilities ($21,993), based on their estimated fair values at the date of acquisition. This allocation reflects the Company's preliminary estimates of the purchase price allocation and is subject to change upon completion of appraisals in 2004. Further, other assets and liabilities may be identified to which a portion of the purchase price could be allocated.

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

The following table summarizes supplemental pro forma information as if the Syltone acquisition had been completed on January 1, 2003:

                                             THREE MONTHS         SIX MONTHS
                                                 ENDED               ENDED
                                             JUNE 30, 2003       JUNE 30, 2003
                                             -------------       -------------
  Revenues                                      $142,923            $276,944
  Net income                                       5,401               8,906
  Diluted earnings per share                    $   0.33            $   0.55

The pro forma net income above for the six months ended June 30, 2003 reflects the negative impact of a one-time adjustment on cost of sales of approximately $1.1 million stemming from recording Syltone's inventory at fair value.

NOTE 3.  INVENTORIES

                                              JUNE 30,         DECEMBER 31,
                                                2004              2003
                                             ---------         ------------
Raw materials, including parts and
    subassemblies                            $ 46,912            $33,850
Work-in-process                                12,597              7,850
Finished goods                                 38,629             24,731
Perishable tooling and supplies                 2,284              2,429
                                             --------            -------
                                              100,422             68,860
Excess of FIFO costs over LIFO costs           (4,714)            (4,533)
                                             --------            -------
     Inventories, net                        $ 95,708            $64,327
                                             ========            =======

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill attributable to each business segment for the six months ended June 30, 2004, are as follows:

                                                                   FLUID
                                                  COMPRESSED      TRANSFER
                                                 AIR PRODUCTS     PRODUCTS
                                                 ------------     --------
Balance as of December 31, 2003                    $179,854       $25,634
     Goodwill acquired during the period             40,842        17,504
     Foreign currency translation                       256           328
                                                   --------       -------
Balance as of June 30, 2004                        $220,952       $43,466
                                                   ========       =======

Other intangible assets at June 30, 2004 consisted of the following:

                                                              ACCUMULATED
                                                  COST        AMORTIZATION
                                                -------       ------------
Amortized intangible assets:
     Acquired technology                        $21,345         $(11,849)
     Customer lists and relationships            22,219           (1,615)
     Other                                        3,815           (1,897)

Unamortized intangible assets:
     Trademarks                                  12,155               --
                                                -------         --------

          Total other intangible assets         $59,534         $(15,361)
                                                =======         ========

Amortization of intangible assets for the three and six months ended June 30, 2004, was $1.0 million and $2.0 million, respectively. Amortization of intangible assets is anticipated to be approximately $3.5 to $4.0 million per year for 2004 through 2008, exclusive of the impact from the planned acquisition of nash_elmo Holdings, LLC (See Note 13).

NOTE 5.  ACCRUED PRODUCT WARRANTY

The following is a rollforward of the Company's warranty accrual for the three and six months ended June 30, 2004 and 2003.

                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  JUNE 30,                           JUNE 30,
                                          ------------------------          ------------------------
                                           2004             2003              2004            2003
                                          -------          -------          -------          -------
Balance at beginning of period            $ 8,084          $ 6,883          $ 6,635          $ 7,060
  Product warranty accruals                 1,879            1,159            3,732            2,051
  Settlements                              (2,230)          (1,469)          (4,032)          (2,582)
  Other (acquisitions and foreign
      currency translation)                    75              122            1,473              166
                                          -------          -------          -------          -------
Balance at end of period                  $ 7,808          $ 6,695          $ 7,808          $ 6,695
                                          =======          =======          =======          =======

NOTE 6.  PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table provides the components of net periodic benefit expense (income) for the Company's defined benefit pension plans and other postretirement benefit plans for the three and six months ended June 30, 2004 and 2003:

                                                                      THREE MONTHS ENDED JUNE 30,
                                               -----------------------------------------------------------------------
                                                            Pension Benefits
                                               -------------------------------------------             Other
                                                   U.S. Plans              Non-U.S. Plans     Postretirement Benefits
                                                   ----------              --------------     -----------------------
                                               2004         2003          2004        2003       2004         2003
                                               -----        ----        -------       ----       -----        ----
Service cost                                   $ 482         389        $   775        385       $   7           6
Interest cost                                    809         792          1,294        362         394         343
Expected return on plan assets                  (901)       (780)        (1,271)      (368)         --          --
Amortization of transition liability              --           3             --         --          --          --
Amortization of prior-service cost               (17)        (18)             5         --        (249)       (178)
Amortization of net loss (gain)                   61          81             64         57          (8)       (329)
                                               -----        ----        -------        ---       -----        ----
   Net periodic benefit expense (income)       $ 434         467        $   867        436       $ 144        (158)
                                               =====        ====        =======        ===       =====        ====

                                                                     SIX MONTHS ENDED JUNE 30,
                                               ----------------------------------------------------------------------
                                                            Pension Benefits
                                               -------------------------------------------            Other
                                                   U.S. Plans             Non-U.S. Plans      Postretirement Benefits
                                                   ----------             --------------      -----------------------
                                                2004         2003        2004         2003       2004         2003
                                               -------      ------      -------       ----       -----        ----
Service cost                                   $ 1,056         989      $ 1,566        770       $   7           6
Interest cost                                    1,662       1,700        2,604        724         819         843
Expected return on plan assets                  (1,851)     (1,635)      (2,557)      (737)         --          --
Amortization of transition liability                --           3           --         --          --          --
Amortization of prior-service cost                 (41)        (43)          10         --        (274)       (303)
Amortization of net loss (gain)                    114         211          123        115         (73)       (479)
                                               -------      ------      -------        ---       -----        ----
   Net periodic benefit expense (income)       $   940       1,225      $ 1,746        872       $ 479          67
                                               =======      ======      =======        ===       =====        ====

NOTE 7.  STOCKHOLDERS' EQUITY

Pursuant to its previously filed shelf registration with the Securities and Exchange Commission, the Company completed an offering of 3.45 million shares of its common stock for net proceeds of approximately $79.6 million, during March 2004. These proceeds were used to repay borrowings under its Revolving Line of Credit Agreement (the "Credit Line").

NOTE 8.  EARNINGS PER SHARE

The following table details the calculation of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                         ----------------------      ---------------------
                                                          2004           2003          2004          2003
                                                         -------       -------       -------       -------
Basic EPS:
   Net income                                            $ 8,276       $ 5,346       $14,833       $ 8,866
                                                         =======       =======       =======       =======
   Shares:
     Weighted average number of common shares
       outstanding                                        19,763        16,052        18,058        16,031
                                                         =======       =======       =======       =======

Basic earnings per common share                          $  0.42       $  0.33       $  0.82       $  0.55
                                                         =======       =======       =======       =======

Diluted EPS:
   Net income                                            $ 8,276       $ 5,346       $14,833       $ 8,866
                                                         =======       =======       =======       =======
   Shares:
     Weighted average number of common shares
       outstanding                                        19,763        16,052        18,058        16,031
     Assuming conversion of dilutive stock options
       issued and outstanding                                378           208           389           183
                                                         -------       -------       -------       -------
     Weighted average number of common shares
       outstanding, as adjusted                           20,141        16,260        18,447        16,214
                                                         =======       =======       =======       =======

Diluted earnings per common share                        $  0.41       $  0.33       $  0.80       $  0.55
                                                         =======       =======       =======       =======

NOTE 9.  COMPREHENSIVE INCOME

For the three months ended June 30, 2004 and 2003, comprehensive income was $7.2 million and $9.5 million, respectively. For the six months ended June 30, 2004 and 2003, comprehensive income was $13.9 million and $14.7 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments.

NOTE 10.  CASH FLOW INFORMATION

In the first six months of 2004 and 2003, the Company paid $5.4 million and $1.5 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first six months of 2004 and 2003, was $2.9 million and $2.2 million, respectively.

NOTE 11.  CONTINGENCIES

The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature. In addition, due to the bankruptcies of several asbestos manufacturers and other primary defendants, the Company has been named as a defendant in an increasing number of asbestos personal injury lawsuits. The Company has also been named as a defendant in an increasing number of silicosis personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the Company is one of approximately 25 or more named defendants. In the Company's experience, the vast majority of the plaintiffs are not impaired with a disease for which the Company bears any responsibility.

Predecessors to the Company manufactured, distributed and sold products allegedly at issue in the pending asbestos and silicosis litigation lawsuits (the "Products"). The Company has potential responsibility for certain of these Products, namely: (a) air compressors which used asbestos containing components manufactured and supplied by third parties; and (b) portable air compressors used in sandblasting operations as a component of sandblasting equipment manufactured and sold by others. The sandblasting equipment is alleged to have caused the silicosis disease plaintiffs claim in these cases.

Neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber. The asbestos-containing components used in the Products were completely encapsulated in a protective non-asbestos binder and enclosed within the subject Products. Furthermore, the Company has never manufactured or distributed portable air compressors.

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

The Company believes that the pending and future asbestos and silicosis lawsuits will not, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company's anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the components described above; the Company's experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products; various potential defenses available to the Company with respect to such matters; and the Company's prior disposition of comparable matters. However, due to inherent uncertainties of litigation and because future developments could cause a different outcome, there can be no assurance that the resolution of pending or future lawsuits, whether by judgment, settlement or dismissal, will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               JUNE 30,                           JUNE 30,
                                      --------------------------        --------------------------
                                        2004              2003             2004             2003
                                      ---------        ---------        ---------        ---------
Revenues:
    Compressed Air Products           $ 126,026        $  92,443        $ 249,022        $ 179,629
    Fluid Transfer Products              35,271           16,945           66,703           31,250
                                      ---------        ---------        ---------        ---------
       Total                          $ 161,297        $ 109,388        $ 315,725        $ 210,879
                                      =========        =========        =========        =========
Operating Earnings:
    Compressed Air Products           $  10,629        $   7,699        $  18,903        $  14,275
    Fluid Transfer Products               3,335            1,090            4,942            1,008
                                      ---------        ---------        ---------        ---------
       Total                             13,964            8,789           23,845           15,283
    Interest expense                      1,436            1,136            3,458            2,341
    Other income, net                       (12)            (210)          (2,088)             (97)
                                      ---------        ---------        ---------        ---------
     Income before income taxes       $  12,540        $   7,863        $  22,475        $  13,039
                                      =========        =========        =========        =========

NOTE 13.  SUBSEQUENT EVENT

On July 28, 2004, the Company signed a definitive agreement to acquire nash_elmo Holdings, LLC ("nash_elmo") for a purchase price of $223.5 million in cash. Nash_elmo is a leading global manufacturer of industrial vacuum pumps, which are complementary to the Compressed Air Products segment's existing product portfolio. For the year ended December 31, 2003, nash_elmo's revenues and earnings before tax were $212.4 million and $7.8 million, respectively. The acquisition is expected to close during the third quarter of 2004 and is subject to customary closing conditions, including the receipt of applicable regulatory approvals. There are certain non-recurring, non-cash adjustments required under accounting principles generally accepted in the U.S. (primarily the adjustment of inventory to fair value) that are expected to result in a mildly dilutive impact on the Company's diluted earnings per share in 2004 (estimated to be approximately $0.05). The Company expects to finance the acquisition of nash_elmo through a revised and expanded senior secured bank facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS.

On July 28, 2004, the Company signed a definitive agreement to acquire nash_elmo Holdings, LLC ("nash_elmo") for a purchase price of $223.5 million in cash. Nash_elmo is a leading global manufacturer of industrial vacuum pumps complementary to the Compressed Air Products segment's existing product portfolio. Nash_elmo, headquartered in Trumbull, CT, has primary manufacturing facilities located in Bad Neustadt and Nuremberg, Germany; Zibo, China; and Campinas, Brazil. For the year ended December 31, 2003, nash_elmo's revenues and earnings before tax were $212.4 million and $7.8 million, respectively. The acquisition is expected to close during the third quarter of 2004 and is subject to customary closing conditions, including the receipt of applicable regulatory approvals. There are certain non-recurring, non-cash adjustments required under accounting principles generally accepted in the U.S. (primarily the adjustment of inventory to fair value) that are expected to result in a mildly dilutive impact on the Company's diluted earnings per share in 2004 (estimated to be approximately $0.05).

On January 2, 2004, the Company effectively acquired the outstanding shares of Syltone plc ("Syltone"), previously a publicly traded company listed on the London Stock Exchange. Syltone, headquartered in Bradford, United Kingdom ("U.K."), is one of the world's largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company's product line. Syltone is also one of the world's largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. The purchase price of (pounds)61.1 million including assumed bank debt
(net of cash acquired), was paid in the form of cash ((pounds)44.4 million), new loan notes ((pounds)5.2 million) and the assumption of Syltone's existing bank debt, net of cash ((pounds)11.5 million).
There are no additional contingent payments or commitments related to this acquisition.

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

RESULTS OF OPERATIONS.

        PERFORMANCE IN THE QUARTER ENDED JUNE 30, 2004 COMPARED WITH
                       THE QUARTER ENDED JUNE 30, 2003

Revenues

Revenues increased $51.9 million (47%) to $161.3 million for the three months ended June 30, 2004, compared to the same period of 2003. This increase was primarily due to the acquisition of Syltone ($37.5 million) and increased shipments of well stimulation pumps, pump parts, rotary screw compressors and positive displacement blowers. Changes in currency exchange rates and price increases also contributed to this increase.

For the three months ended June 30, 2004, revenues for the Compressed Air Products segment increased $33.6 million to $126.0 million, compared to the same period of 2003. This 36% increase was primarily due to the acquisition of Syltone (28%); increased volumes of compressor and blower shipments in the U.S., Europe, South Africa and China (4%); changes in currency exchange rates (3%) and price increases (1%). Fluid Transfer Products segment revenues increased $18.3 million to $35.3 million for the three months ended June 30, 2004, compared to the same period of 2003. This 108% increase was primarily due to the acquisition of Syltone (69%), increased shipments of well stimulation pumps, water jetting systems and related aftermarket (37%) and price increases (2%).

Costs and Expenses

Gross margin (defined as revenues less cost of sales) for the three months ended June 30, 2004 increased $19.4 million (58%) to $52.6 million compared to the same period of 2003. Gross margin as a percentage of revenues (gross margin percentage) increased to 32.6% in the three-month period of 2004 from 30.4% in the same period of 2003. This increase in gross margin percentage was principally attributable to the increased revenues in both segments and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base. The addition of Syltone also positively impacted gross margin percentage as Syltone's gross margin percentage was higher than the Company's previously existing businesses. Finally, favorable sales mix also contributed to the increased gross margin as the second quarter of 2004 included a higher percentage of aftermarket sales compared to the prior year.

Depreciation and amortization for the three months ended June 30, 2004 increased $1.2 million to $5.0 million compared to $3.8 million in the same period of 2003, primarily due to the Syltone acquisition.

Selling and administrative expenses increased in the three-month period of 2004 by 63% to $33.7 million from $20.7 million in the same period of 2003, primarily due to the acquisition of Syltone ($10.5 million). Higher compensation and fringe benefit costs and changes in currency exchange rates also contributed to this increase.

The Compressed Air Products segment generated operating earnings (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) as a percentage of revenues of 8.4% in the three-month period ended June 30, 2004, a slight increase from 8.3% for the same period of 2003. This increase was primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base. Cost savings and product rationalization efforts initiated in the fourth quarter of 2003 and the favorable sales mix also contributed to this increase. These positive factors were partially offset by higher compensation and fringe benefit costs and the incremental impact of Syltone, which had lower operating earnings as a percentage of revenues than the segment's previously existing businesses. Operating earnings as a percentage of revenues from Compressed Air Products segment businesses that existed prior to the Syltone acquisition were 9.6% for the three-month period ended June 30, 2004.

The Fluid Transfer Products segment generated operating earnings as a percentage of revenues of 9.5% for the three-month period ended June 30, 2004, compared to 6.4% in the same period of 2003. This improvement in profitability was primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base and operational improvements. These positive factors were partially offset by the incremental impact of Syltone, which had lower operating earnings as a percentage of revenues than the segment's previously existing businesses. Operating earnings as a percentage of revenues from Fluid Transfer Products segment businesses that existed prior to the Syltone acquisition were 15.8% for the three-month period ended June 30, 2004.

Interest expense increased $0.3 million (26%) to $1.4 million for the three months ended June 30, 2004, compared to the same period of 2003, due to higher average borrowings stemming from the Syltone acquisition and higher average rates. The average interest rate for the three-month period ended June 30, 2004 was 5.2%, compared to 4.2% in the comparable prior year period.

Other income, net decreased $0.2 million (94%) for the three months ended June 30, 2004 compared to the same period of 2003. This change was primarily due to a $0.4 million (pretax) gain on the sale of an idle manufacturing facility in Syracuse, New York in the second quarter of 2003, partially offset by lower foreign currency transaction losses generated from U.S. dollar denominated balances of foreign subsidiaries in 2004.

Income before income taxes increased $4.7 million (59%) to $12.5 million for the three months ended June 30, 2004. This increase was primarily due to the same factors that resulted in higher operating earnings as a percentage of revenues in each segment, partially offset by higher interest expense and lower other income, net. The contribution to income before income taxes from Syltone was not significant during the second quarter of 2004.

The provision for income taxes increased by $1.7 million to $4.3 million for the three-month period of 2004, compared to the prior year period, as a result of the higher income before taxes and a higher overall effective tax rate. The Company's effective tax rate for the three months ended June 30, 2004 increased to 34% compared to 32% in the prior year period, principally due to the acquisition of Syltone.

Net income for the three months ended June 30, 2004 increased $2.9 million (55%) to $8.3 million ($0.41 diluted earnings per share), compared to $5.4 million ($0.33 diluted earnings per share) in same period of 2003. This increase in net income was primarily attributable to the same factors that resulted in increased income before taxes noted above, partially offset by a higher effective tax rate in 2004. The incremental impact on net income from Syltone during the second quarter of 2004 was not significant.

       PERFORMANCE IN THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH
                     THE SIX MONTHS ENDED JUNE 30, 2003

Revenues

Revenues increased $104.8 million (50%) to $315.7 million for the six months ended June 30, 2004, compared to the same period of 2003. This increase was primarily due to the acquisition of Syltone ($79.8 million) and increased shipments of well stimulation pumps, pump parts, rotary screw compressors and positive displacement blowers. Changes in currency exchange rates and price increases also contributed to this increase.

For the six months ended June 30, 2004, revenues for the Compressed Air Products segment increased $69.4 million to $249.0 million, compared to the same period of 2003. This 39% increase was primarily due to the acquisition of Syltone (31%); changes in currency exchange rates (4%); increased volumes of compressor and blower shipments in the U.S., Europe, South Africa and China (3%) and price increases (1%). Fluid Transfer Products segment revenues increased $35.5 million to $66.7 million for the six months ended June 30, 2004, compared to the same period of 2003. This 113% increase was primarily due to the acquisition of Syltone (79%); increased shipments of well stimulation pumps, water jetting systems and related aftermarket (37%) and price increases (2%). These positive factors were partially offset by decreased volume of drilling pump shipments (5%).

Costs and Expenses

Gross margin (defined as revenues less cost of sales) for the six months ended June 30, 2004 increased $38.6 million (60%) to $102.6 million compared to the same period of 2003. Gross margin as a percentage of revenues (gross margin percentage) increased to 32.5% in the six-month period of 2004 from 30.3% in the same period of 2003. This increase in gross margin percentage was principally attributable to the increased revenues in both segments and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base. The addition of Syltone also positively impacted gross margin percentage, as Syltone's gross margin percentage was higher than the Company's previously existing businesses. Finally, favorable sales mix also contributed to the increased gross margin as the first half of 2004 included a higher percentage of aftermarket sales compared to the prior year. These positive factors were partially offset by higher warranty expense in 2004.

Depreciation and amortization for the six months ended June 30, 2004 increased $2.8 million to $10.1 million compared to $7.3 million in the same period of 2003, primarily due to the Syltone acquisition.

Selling and administrative expenses increased $27.2 million (66%) in the six-month period of 2004 to $68.6 million compared to $41.4 million in the same period of 2003, primarily due to the acquisition of Syltone ($20.6 million). Higher compensation and fringe benefit costs and changes in currency exchange rates also contributed to this increase.

The Compressed Air Products segment generated operating earnings (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) as a percentage of revenues of 7.6% in the six-month period ended June 30, 2004, a slight decrease from 7.9% for the same period of 2003. This decrease was primarily attributable to the portion of Syltone's business included in this segment which had lower operating earnings as a percentage of revenues than the segment's previously existing businesses. Higher compensation, fringe benefit and warranty expense also contributed to the decline. These negative factors were partially offset by the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base. Operating earnings as a percentage of revenues from Compressed Air Products segment businesses that existed prior to the Syltone acquisition were 7.9% for the six-month period ended June 30, 2004.

The Fluid Transfer Products segment generated operating earnings as a percentage of revenues of 7.4% for the six-month period ended June 30, 2004, compared to 3.2% in the same period of 2003. This improvement was primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base and operational improvements. This positive factor was partially offset by the impact of Syltone's business included in this segment which had lower operating earnings as a percentage of revenues than the segment's previously existing businesses. Operating earnings as a percentage of revenues from Fluid Transfer Products segment businesses that existed prior to the Syltone acquisition were 12.0% for the six-month period ended June 30, 2004.

Interest expense increased $1.1 million (48%) to $3.5 million for the six months ended June 30, 2004, compared to the same period of 2003, due to higher average borrowings stemming from the Syltone acquisition and higher average rates. The average interest rate for the six-month period ended June 30, 2004 was 4.5%, compared to 4.1% in the comparable prior year period.

Other income, net was $2.1 million for the six-month period ended June 30, 2004 compared to $0.1 million in the comparable prior year period. This change was primarily due to foreign currency transaction gains recorded in 2004. These gains included $1.2 million specifically related to a portion of the proceeds from U.S. dollar borrowings, which were converted to British pounds and appreciated in U.S. dollars in 2004 prior to being used to consummate the Syltone acquisition in January 2004. This change was partially offset by a $0.4 million (pretax) gain on the sale of an idle manufacturing facility in Syracuse, New York in the second quarter of 2003.

Income before income taxes increased $9.4 million (72%) to $22.5 million for the six months ended June 30, 2004. This increase was primarily due to the same factors that resulted in higher operating earnings as a percentage of revenues in each segment, including the incremental impact from Syltone, which contributed $2.0 million in the first half of 2004. These positive factors were partially offset by higher interest expense and lower other income, net.

The provision for income taxes increased by $3.5 million to $7.6 million for the six-month period of 2004, compared to the prior year period, as a result of the higher income before taxes and a higher overall effective tax rate. The Company's effective tax rate for the six months ended June 30, 2004 increased to 34% compared to 32% in the prior year period, principally due to the acquisition of Syltone.

Net income for the six months ended June 30, 2004 increased $6.0 million (67%) to $14.8 million ($0.80 diluted earnings per share), compared to $8.9 million ($0.55 diluted earnings per share) in same period of 2003. This increase in net income was primarily attributable to the same factors that resulted in increased income before taxes noted above, partially offset by a higher effective tax rate in 2004. Syltone contributed approximately $0.06 to diluted earnings per share during the first half of 2004.

Outlook

In general, demand for compressed air products correlates to the rate of manufacturing capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product. In the second quarter of 2004, orders for compressed air products were $129.6 million, compared to $81.7 million in the same period of 2003. Backlog for the Compressed Air Products segment was $81.5 million as of June 30, 2004, compared to $56.9 million as of June 30, 2003. The increase in orders and backlog compared to the prior year was primarily due to the addition of Syltone's transportation-related activities, which contributed $28.1 million and $17.3 million to orders and backlog, respectively. Favorable changes in foreign currency exchange rates also added approximately $2.6 million and $2.3 million to orders and backlog, respectively. Excluding these favorable items, the growth in orders for this segment was primarily driven by an improvement in the U.S. industrial economy and increased demand for compressors in Europe.

Demand for fluid transfer products, the majority of which are petroleum related, has historically corresponded to market conditions and expectations for oil and natural gas prices. Orders for fluid transfer products were $41.4 million in the second quarter of 2004 compared to $13.7 million in the same period of 2003. Backlog for this business segment was $36.7 million as of June 30, 2004, compared to $10.1 million as of June 30, 2003. The increase in orders and backlog compared to the prior year was primarily due to the addition of Syltone's fluid transfer-related activities, which contributed $18.7 million and $19.1 million to orders and backlog, respectively. Excluding the impact of Syltone, the increase in orders for this segment was principally due to increased demand for well stimulation pumps and petroleum pump parts as a result of continued high prices for oil and natural gas. Future increases in demand for these products will likely be dependent upon oil and natural gas prices and rig counts, which the Company cannot predict.

During the second quarter of 2004, the Company began relocating production from a facility located in Louisville, Kentucky, which was acquired as part of the Syltone acquisition. As of July 31, 2004, manufacturing of certain blower and fluid transfer products at this operation had been relocated to an existing facility in Sedalia, Missouri and to another Syltone facility in Houston, Texas, respectively. The complete integration of these product lines is expected to be completed by year-end and is anticipated to reduce diluted earnings per share by as much as $0.03 in 2004, the majority of which will occur in the second half.

LIQUIDITY AND CAPITAL RESOURCES

Operating Working Capital

During the six months ended June 30, 2004, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $28.8 million, primarily due to incremental operating working capital from the Syltone acquisition and higher inventory and receivable balances stemming from increased activity levels.

Cash Flows

During the first six months of 2004, the Company generated cash from operations totaling $5.4 million, compared to $8.8 million in the prior year period. This change was primarily due to the unfavorable change in operating working capital (excluding the impact of the Syltone acquisition) due to increased activity levels, partially offset by higher net income. Net of cash acquired, $82.1 million in cash was used to fund the Syltone acquisition (and related direct acquisition costs) during the first half of 2004. This use of cash was partially offset by net proceeds from the sale of
3.45 million shares of common stock in March 2004, which totaled $79.6 million. These proceeds along with other cash reserves were used to reduce debt (including debt assumed in the Syltone acquisition) by approximately $104.4 million. The cash flows provided by operating activities and used in financing and investing activities, combined with the effect of exchange rate changes, resulted in a net cash decrease of $106.6 million during the first half of 2004.

Capital Expenditures and Commitments

Capital projects designed to increase operating efficiency and flexibility, expand production capacity and bring new products to market resulted in expenditures of $8.8 million in the first half of 2004. This was $3.2 million higher than the level of capital expenditures in the comparable period in 2003, primarily due to the timing of capital projects and spending at Syltone operations. Commitments for capital expenditures at June 30, 2004 were approximately $10 million. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise or vesting of incentive stock options, restricted stock or performance shares. The Gardner Denver Board has authorized up to 400,000 shares for repurchase under this program and of this amount approximately 200,000 shares remain available for repurchase. As of June 30, 2004, a total of 1,572,542 shares have been repurchased at a cost of $22.8 million under both repurchase programs.

Liquidity

Pursuant to its previously filed shelf registration with the Securities and Exchange Commission, the Company completed an offering of 3.45 million shares of its common stock for net proceeds of approximately $79.6 million during March 2004. These proceeds were used to repay borrowings under its Revolving Line of Credit Agreement (the "Credit Line").

The Credit Line has a borrowing capacity of $150.0 million and the total debt balance is due upon final maturity on March 6, 2005. Subject to approval by lenders holding more than 75% of the debt, the Company may request up to two, one-year extensions. On June 30, 2004, the Credit Line had an outstanding principal balance of $13.0 million, leaving $137.0 million available for future use or for letters of credit, subject to the terms of the Credit Line.

The Company also has a five-year $50.0 million Term Loan with a final maturity of March 6, 2007. The Term Loan requires principal payments of $2.5 million in years one and two, and $15.0 million in years three through five. On June 30, 2004, the Term Loan had an outstanding principal balance of $41.3 million.

The Company's borrowing arrangements are generally unsecured and permit certain investments and dividend payments. There are no material restrictions on the Company as a result of its credit agreements, other than customary covenants regarding certain earnings, liquidity and capital ratios.

Management currently expects the Company's future cash flows to be sufficient to fund its scheduled debt service and provide required resources for working capital and capital investments for at least the next twelve months. Management expects to finance the acquisition of nash_elmo through a revised and expanded senior secured bank facility. The interest rate associated with such a facility is expected to vary with LIBOR and the Company's debt to EBITDA ratio. The initial rate is expected to be 2% over current LIBOR rates or 3.6%.

CONTINGENCIES

The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature. In addition, due to the bankruptcies of several asbestos manufacturers and other primary defendants, the Company has been named as a defendant in an increasing number of asbestos personal injury lawsuits. The Company has also been named as a defendant in an increasing number of silicosis personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the Company is one of approximately 25 or more named defendants. In the Company's experience, the vast majority of the plaintiffs are not impaired with a disease for which the Company bears any responsibility.

Predecessors to the Company manufactured, distributed and sold products allegedly at issue in the pending asbestos and silicosis litigation lawsuits (the "Products"). The Company has potential responsibility for certain of these Products, namely: (a) air compressors which used asbestos containing components manufactured and supplied by third parties; and (b) portable air compressors used in sandblasting operations as a component of sandblasting equipment manufactured and sold by others. The sandblasting equipment is alleged to have caused the silicosis disease plaintiffs claim in these cases.

Neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber. The asbestos-containing components used in the Products were completely encapsulated in a protective non-asbestos binder and enclosed within the subject Products. Furthermore, the Company has never manufactured or distributed portable air compressors.

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

The Company believes that the pending and future asbestos and silicosis lawsuits will not, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company's anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the components described above; the Company's experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products; various potential defenses available to the Company with respect to such matters; and the Company's prior disposition of comparable matters. However, due to inherent uncertainties of litigation and because future developments could cause a different outcome, there can be no assurance that the resolution of pending or future lawsuits, whether by judgment, settlement or dismissal, will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

NEW ACCOUNTING STANDARDS

In May 2004, the FASB issued Staff Position SFAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," ("FSP 106-2"). FSP 106-2 supersedes FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," and provides guidance on the accounting, disclosure, effective date and transition related to the Prescription Drug Act. FSP 106-2 is effective for the third quarter of 2004. According to an actuarial assessment, the Company currently provides prescription drug benefits, which are actuarially equivalent to the Medicare-prescription drug benefit to certain retired and other employees and will therefore qualify for the subsidy. As a result, the Company will account for the federal subsidy attributable to past services as an actuarial gain, which will reduce the accumulated post-retirement benefit obligation. This actuarial gain will then be amortized in future periods in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The federal subsidy attributable to employee service rendered in current and future periods will reduce future net periodic postretirement benefit cost as those employees provide service. The favorable impact to diluted earnings per share from adopting FSP 106-2 is expected to be approximately $0.01 in 2004 and $0.02 in 2005.

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

The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the ability to complete the nash_elmo acquisition and identify, negotiate and complete possible future acquisitions; (2) the speed with which the Company is able to integrate acquisitions and realize the related financial benefits; (3) the ability to maintain and to enter into key purchasing, supply and outsourcing relationships; (4) the ability to effectively manage the transition of iron casting supply to alternate sources and the skill, commitment and availability of such alternate sources; (5) the successful implementation of other strategic initiatives, including, without limitation, restructuring plans, inventory reduction programs and other cost reduction efforts; (6) the domestic and/or worldwide level of oil and natural gas prices and oil and gas drilling and production, which affect demand for the Company's petroleum products; (7) changes in domestic and/or worldwide industrial production and industrial capacity utilization rates, which affect demand for the Company's compressed air products; (8) pricing of the Company's products; (9) the degree to which the Company is able to penetrate niche and international markets; (10) changes in currency exchange rates (primarily between the U.S. dollar, the euro and the British pound);
(11) changes in interest rates; (12) the ability to attract and retain quality management personnel; (13) market performance of pension plan assets and changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations; (14) the continued ability to effectively manage and defend litigation matters pending, or asserted in the future, against the Company; (15) the development and acceptance of the Company's new product offerings; and (16) the continued successful implementation and utilization of the Company's electronic services; (17) changes in laws and regulations, including accounting standards and tax requirements.

The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, even though its situation and circumstances may change in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 2003 and June 30, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Chairman, President and Chief Executive Officer and the Vice President, Finance and Chief

Financial Officer. Based upon that evaluation, the Chairman, President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the Company's controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic SEC reports is recorded, processed, summarized, and reported as and when required. In addition, they concluded that there were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

---------------------------------------------------------------------------------------------------------------------
                                                                            TOTAL NUMBER OF
                                                                          SHARES PURCHASED AS     MAXIMUM NUMBER OF
                                                                           PART OF PUBLICLY      SHARES THAT MAY YET
                            TOTAL NUMBER OF SHARES     AVERAGE PRICE      ANNOUNCED PLANS OR     BE PURCHASED UNDER
    PERIOD                       PURCHASED (1)         PAID PER SHARE        PROGRAMS (2)       THE PLANS OR PROGRAMS
---------------------------------------------------------------------------------------------------------------------
April 1, 2004 -
April 30, 2004                         --                    --                    --                  210,300
---------------------------------------------------------------------------------------------------------------------
May 1, 2004 -
May 31, 2004                           --                    --                    --                  210,300
---------------------------------------------------------------------------------------------------------------------
June 1, 2004 -
June 30, 2004                          --                    --                    --                  210,300
                                      ---                                         ---
---------------------------------------------------------------------------------------------------------------------
Total                                  --                    --                    --                  210,300
                                      ===                                         ===
---------------------------------------------------------------------------------------------------------------------

(1) The shares purchased do not include shares acquired by the Company in connection with the exercise of stock options via a stock swap.

(2) In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held pursuant to notice on May 4, 2004. At the Annual Meeting, Frank J. Hansen, Thomas M. McKenna and Diane K. Schumacher were elected to serve as directors for a three-year term expiring in 2007. There were 14,195,139 affirmative votes cast and 947,543 non-votes concerning Mr. Hansen's election as a director, 14,399,142 affirmative votes cast and 743,539 non-votes concerning Mr. McKenna's election as a director and 14,412,981 affirmative votes cast and 729,700 non-votes concerning Mrs. Schumacher's election as a director. Stockholders also elected to amend the

Long-Term Incentive Plan and the Employee Stock Purchase Plan. There were 10,296,053 affirmative votes cast, 2,748,381 votes against and 1,126,706 abstaining votes or non-votes concerning the Long-Term Incentive Plan and 12,222,829 affirmative votes cast, 825,700 votes against and 1,122,610 abstaining votes or non-votes concerning the Employee Stock Purchase Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

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

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K, dated April 28, 2004, under Item 12 relating to a press release issued on that date announcing the Company's earnings for the quarter ended March 31, 2004, certain recent activities, and guidance as to results for 2004.

         The Company filed a Current Report on Form 8-K, dated April 30, 2004, under Item 12 relating to additional information released during the Company's April 29, 2004 conference call to discuss the Company's earnings for the quarter ended March 31, 2004, certain recent activities, and guidance as to results for 2004.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GARDNER DENVER, INC.


Date:  August 9, 2004                     By:       /s/Ross J. Centanni
                                             ----------------------------------
                                          Ross J. Centanni
                                          Chairman, President & CEO


Date:  August 9, 2004                     By:        /s/Philip R. Roth
                                             ----------------------------------
                                          Philip R. Roth
                                          Vice President, Finance & CFO


Date:  August 9, 2004                     By:      /s/Daniel C. Rizzo, Jr.
                                             ----------------------------------
                                          Daniel C. Rizzo, Jr.
                                          Vice President and Corporate
                                          Controller (Chief Accounting Officer)

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