Form 10-Q
period 2004-09-30
GARDNER DENVER INC
filed 2004-11-09
CIK 916459

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

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

         Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of October 31, 2004: 19,858,503 shares.

==============================================================================


                                                     PART I
                                              FINANCIAL INFORMATION

                                              GARDNER DENVER, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (dollars in thousands, except per share amounts)
                                                   (Unaudited)

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                        ------------------------         -----------------------
                                                          2004            2003             2004           2003
                                                        --------        --------         --------       --------


Revenues                                                $182,616        $112,061         $498,341       $322,940

Costs and Expenses:
     Cost of sales (excluding depreciation
       and amortization)                                 123,296          78,198          336,457        225,123
     Depreciation and amortization                         5,925           3,740           16,074         11,053
     Selling and administrative expenses                  37,461          21,063          106,031         62,421
     Interest expense                                      2,491           1,070            5,949          3,411
     Other expense (income), net                             332             230           (1,756)           133
                                                        --------        --------         --------       --------

Income before income taxes                                13,111           7,760           35,586         20,799
Provision for income taxes                                 4,457           2,483           12,099          6,656
                                                        --------        --------         --------       --------

Net income                                              $  8,654        $  5,277         $ 23,487       $ 14,143
                                                        ========        ========         ========       ========

Basic earnings per share                                $   0.44        $   0.33         $   1.26       $   0.88
                                                        ========        ========         ========       ========
Diluted earnings per share                              $   0.43        $   0.32         $   1.23       $   0.87
                                                        ========        ========         ========       ========


                         The accompanying notes are an integral part of this statement.

                                         GARDNER DENVER, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands, except per share amounts)

                                                                         (UNAUDITED)
                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            2004              2003
                                                                        -------------     ------------
ASSETS
Current assets:
     Cash and equivalents                                                 $ 48,055          $132,803
     Receivables, net                                                      152,459            81,345
     Inventories, net                                                      141,977            64,327
     Deferred income taxes                                                   8,144             3,652
     Other                                                                  10,339             5,682
                                                                          --------          --------
          Total current assets                                             360,974           287,809
                                                                          --------          --------

Property, plant and equipment, net                                         142,029            75,428
Goodwill                                                                   359,153           205,488
Other intangibles, net                                                     127,319            10,341
Deferred income taxes                                                           --             5,374
Other assets                                                                10,495             5,293
                                                                          --------          --------
          Total assets                                                    $999,970          $589,733
                                                                          ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
       of long-term debt                                                  $ 28,964          $ 16,875
     Accounts payable and accrued liabilities                              171,609            84,081
                                                                          --------          --------
          Total current liabilities                                        200,573           100,956
                                                                          --------          --------

Long-term debt, less current maturities                                    309,564           165,756
Postretirement benefits other than pensions                                 30,936            32,110
Deferred income taxes                                                       30,783                --
Other long-term liabilities                                                 52,003            25,006
                                                                          --------          --------
          Total liabilities                                                623,859           323,828
                                                                          --------          --------

Stockholders' equity:
     Common stock, $0.01 par value; 50,000 shares
       authorized; 19,850 shares issued and
       outstanding at September 30, 2004                                       216               178
     Capital in excess of par value                                        259,236           174,474
     Treasury stock at cost, 1,736 shares at
       September 30, 2004                                                  (26,345)          (25,947)
     Retained earnings                                                     125,794           102,307
     Accumulated other comprehensive income                                 17,210            14,893
                                                                          --------          --------
          Total stockholders' equity                                       376,111           265,905
                                                                          --------          --------
          Total liabilities and stockholders' equity                      $999,970          $589,733
                                                                          ========          ========

                   The accompanying notes are an integral part of this statement.

                                        GARDNER DENVER, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                            (Unaudited)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                    -------------------------------
                                                                       2004                  2003
                                                                    ---------              --------
Cash flows from operating activities:
    Net income                                                      $  23,487              $ 14,143
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                 16,074                11,053
         Foreign currency transaction gain                             (1,235)                   --
         Net gain on asset dispositions                                   (11)                 (359)
         Stock issued for employee benefit plans                        1,768                 1,904
         Deferred income taxes                                          1,291                 4,189
    Changes in assets and liabilities:
         Receivables                                                     (638)               (2,518)
         Inventories                                                   (8,324)                 (543)
         Accounts payable and accrued liabilities                      (8,746)               (5,568)
         Other assets and liabilities, net                             (1,413)                1,432
                                                                    ---------              --------
             Net cash provided by operating activities                 22,253                23,733
                                                                    ---------              --------

Cash flows from investing activities:
    Business acquisitions, net of cash acquired                      (292,108)               (2,402)
    Capital expenditures                                              (12,301)               (8,194)
    Disposals of property, plant and equipment                            315                   940
    Other                                                                (126)                   --
                                                                    ---------              --------
             Net cash used in investing activities                   (304,220)               (9,656)
                                                                    ---------              --------

Cash flows from financing activities:
    Principal payments on long-term debt                             (200,998)              (44,899)
    Proceeds from long-term debt                                      315,959                27,000
    Proceeds from issuance of common stock                             79,557                    --
    Proceeds from stock options                                         3,475                   956
    Purchase of treasury stock                                           (399)                  (90)
    Other                                                              (1,846)                   (2)
                                                                    ---------              --------
             Net cash provided by (used in)
               financing activities                                   195,748               (17,035)
                                                                    ---------              --------

Effect of exchange rate changes on cash and
  equivalents                                                           1,471                 1,914
                                                                    ---------              --------

Decrease in cash and equivalents                                      (84,748)               (1,044)
                                                                    ---------              --------
Cash and equivalents, beginning of period                             132,803                25,667
                                                                    ---------              --------
Cash and equivalents, end of period                                 $  48,055              $ 24,623
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

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

STOCK-BASED COMPENSATION PLANS

As allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company measures its compensation cost of equity instruments issued under employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted during the three and nine months ended September 30, 2004 and 2003 were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; and accordingly, no compensation expense has been recognized. If the Company had accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, net income and basic and diluted earnings per share would have been as follows:

                                                                   THREE MONTHS                       NINE MONTHS
                                                                ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                             ------------------------           ----------------------
                                                               2004            2003              2004            2003
                                                             -------          -------           -------        -------

Net income, as reported                                      $ 8,654          $ 5,277           $23,487        $14,143
Less: Total stock-based employee compensation
  expense determined under fair value method,
  net of related tax effects                                    (363)            (292)           (1,014)          (916)
                                                              ------           ------           -------        -------
Pro forma net income                                          $8,291           $4,985           $22,473        $13,227
                                                              ======           ======           =======        =======
Basic earnings per share, as reported                         $ 0.44           $ 0.33           $  1.26        $  0.88
                                                              ======           ======           =======        =======
Basic earnings per share, pro forma                           $ 0.42           $ 0.31           $  1.20        $  0.82
                                                              ======           ======           =======        =======
Diluted earnings per share, as reported                       $ 0.43           $ 0.32           $  1.23        $  0.87
                                                              ======           ======           =======        =======
Diluted earnings per share, pro forma                         $ 0.41           $ 0.30           $  1.18        $  0.81
                                                              ======           ======           =======        =======

Compensation costs charged against income (net of tax) for restricted stock issued under the Company's Incentive Plan totaled $0.2 million in the nine months ended September 30, 2003. There was no restricted stock issued in the current year.

NEW ACCOUNTING STANDARDS

In May 2004, the FASB issued Staff Position SFAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," ("FSP 106-2"). FSP 106-2 supersedes FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," and provides guidance on the accounting, disclosure, effective date and transition related to the Prescription Drug Act. FSP 106-2 was effective for the third quarter of 2004. According to an actuarial assessment, the Company currently provides prescription drug benefits, which are actuarially equivalent to the Medicare-prescription drug benefit, to certain retired and other employees and will therefore qualify for the subsidy. As a result, the Company accounted for the federal subsidy attributable to past services as an actuarial gain, which reduced the accumulated post-retirement benefit obligation. This actuarial gain will then be amortized in future periods in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The federal subsidy attributable to employee service rendered in current and future periods will reduce future net periodic postretirement benefit cost as those employees provide service. The favorable impact to diluted earnings per share from adopting FSP 106-2 is expected to be $0.01 in 2004 and $0.02 in 2005.

NOTE 2.  ACQUISITIONS

On September 1, 2004, the Company acquired nash_elmo Holdings, LLC ("Nash Elmo"). Nash Elmo is a leading global manufacturer of industrial vacuum pumps. Prior to the acquisition, Nash Elmo was primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses' products are complementary to the Compressor and Vacuum Products segment's existing product portfolio. The purchase price of $221.6 million including assumed bank debt (net of cash acquired) was paid in the form of cash ($208.5 million), the assumption of certain of Nash Elmo's debt ($10.4 million) and the assumption of other liabilities stemming from the transaction ($2.7 million), which will be paid in the fourth quarter of 2004. There are no additional contingent payments or commitments related to this acquisition.

This acquisition has been accounted for by the purchase method and accordingly, its results are included in the Company's consolidated financial statements from the date of acquisition. Net of cash acquired, $210.0 million in cash was used to fund the Nash Elmo acquisition (and related direct acquisition costs) during the third quarter. The aggregate purchase price (including direct acquisition costs) has been allocated primarily to receivables ($35,719); inventory ($45,749); property, plant and equipment ($34,461); intangible assets ($178,835); other assets ($7,205); accounts payable and accrued liabilities ($45,975); net deferred income tax liabilities ($28,031) and other long-term liabilities ($3,398), based on their estimated fair values at the date of acquisition. This allocation reflects the Company's preliminary estimates of the purchase price allocation and is subject to change upon completion of appraisals in 2005. Further, other assets and liabilities may be identified to which a portion of the purchase price could be allocated.

The following table summarizes the preliminary fair values of the intangible assets acquired in the Nash Elmo acquisition:

         Amortized intangible assets:
                  Customer lists and relationships            $ 44,000
                  Other                                         12,245
         Unamortized intangible assets:

                  Goodwill                                      94,590
                  Trademarks                                    28,000
                                                              --------
                           Total intangible assets            $178,835
                                                              ========

The preliminary weighted average amortization period for customer lists and relationships and other amortized intangible assets is 20 years and 5 years, respectively.

The total amount of goodwill that is expected to be deductible for tax purposes is not anticipated to be significant given the stock nature of the acquisition. The assignment of goodwill has been allocated to the Compressor and Vacuum Products segment. This allocation is preliminary and subject to change upon completion of appraisals. See Note 13 for additional segment information.

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

The total amount of goodwill that is expected to be deductible for tax purposes is not anticipated to be significant given the stock nature of the acquisition. The assignment of goodwill has been allocated to the Compressor and Vacuum Products segment ($40,842) and the Fluid Transfer Products segment ($17,504). This allocation is preliminary and subject to change upon completion of appraisals in 2004. See Note 13 for additional segment information.

The following table summarizes supplemental pro forma information as if the Nash Elmo and Syltone acquisition had been completed on January 1, 2003:

                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                   SEPTEMBER 30,                            SEPTEMBER 30,
                                           ----------------------------             -----------------------------
                                             2004                2003                2004                  2003
                                           --------            --------             --------             --------

Revenues                                   $228,607            $202,445             $654,658             $579,927
Net Income                                   10,912               4,480               28,087               10,997
Diluted earnings per share                 $   0.54            $   0.27             $   1.48             $   0.68

The pro forma net income above for the three months ended September 30, 2003 reflects the negative impact of a one-time adjustment on cost of sales of approximately $0.6 million stemming from recording Nash Elmo's inventory at fair value. The pro forma net income above for the nine months ended September 30, 2003 reflects the negative impact of a one-time adjustment on cost of sales of approximately $3.6 million stemming from recording Syltone's and Nash Elmo's inventory at fair value.

NOTE 3. INVENTORIES

                                                         SEPTEMBER 30,         DECEMBER 31,
                                                             2004                  2003
                                                         -------------         ------------
Raw materials, including parts and
  subassemblies                                            $ 63,094              $33,850
Work-in-process                                              23,252                7,850
Finished goods                                               58,104               24,731
Perishable tooling and supplies                               2,274                2,429
                                                           --------              -------
                                                            146,724               68,860
Excess of FIFO costs over LIFO costs                         (4,747)              (4,533)
                                                           --------              -------
    Inventories, net                                       $141,977              $64,327
                                                           ========              =======

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill attributable to each business segment for the nine months ended September 30, 2004, are as follows:

                                                         COMPRESSOR &        FLUID TRANSFER
                                                        VACUUM PRODUCTS         PRODUCTS
                                                        ---------------      --------------

Balance as of December 31, 2003                            $179,854              $25,634
     Goodwill acquired during the period                    135,432               17,504
     Foreign currency translation                               472                  257
                                                           --------              -------
Balance as of September 30, 2004                           $315,758              $43,395
                                                           ========              =======

Other intangible assets at September 30, 2004 consisted of the following:

                                                                              ACCUMULATED
                                                             COST             AMORTIZATION
                                                           --------           ------------
Amortized intangible assets:
     Acquired technology                                   $ 23,687             $(12,328)
     Customer lists and relationships                        66,136               (2,137)
     Other                                                   14,080               (2,237)

Unamortized intangible assets:
     Trademarks                                              40,118                   --
                                                           --------             --------

          Total other intangible assets                    $144,021             $(16,702)
                                                           ========             ========

Amortization of intangible assets for the three and nine months ended September 30, 2004, was $1.3 million and $3.3 million, respectively. Amortization of intangible assets is anticipated to be approximately $5.5 million in 2004 and $8.0 to $9.0 million per year for 2005 through 2008.

NOTE 5.  ACCRUED PRODUCT WARRANTY

The following is a rollforward of the Company's warranty accrual for the three and nine months ended September 30, 2004 and 2003.

                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         SEPTEMBER 30,                          SEPTEMBER 30,
                                                   ------------------------            ---------------------------
                                                    2004             2003                2004                2003
                                                   -------          -------            -------             -------

Balance at beginning of period                     $ 7,808          $ 6,695            $ 6,635             $ 7,060
  Product warranty accruals                          2,284            1,589              6,012               3,640
  Settlements                                       (1,948)          (1,812)            (5,978)             (4,394)
  Other (acquisitions and foreign
    currency translation)                            3,059               41              4,534                 207
                                                   -------          -------            -------             -------
Balance at end of period                           $11,203          $ 6,513            $11,203             $ 6,513
                                                   =======          =======            =======             =======

NOTE 6. DEBT

On September 1, 2004, the Company entered into a $375.0 million amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement provided the Company with access to senior secured credit facilities including a $150.0 million five-year Term Loan and a $225.0 million five-year Revolving Line of Credit (the "Credit Line"). Proceeds from the Credit Agreement were used to fund the Nash Elmo acquisition and retire debt outstanding under its previously existing Credit Line and Term Loan.

The Credit Line has a borrowing capacity of $225.0 million and the total debt balance is due upon final maturity on September 1, 2009. Loans under this facility may be denominated in U.S. Dollars or several foreign currencies. The interest rate varies with prime, federal funds and/or LIBOR for the applicable currency and was 3.8% as of September 30, 2004. On September 30, 2004, the Credit Line had an outstanding principal balance of $127.0 million, leaving $98.0 million available for letters of credit or future use, subject to the terms of the Credit Line.

The $150.0 million Term Loan has a final maturity of September 1, 2009. The Term Loan requires quarterly principal payments totaling $7.5 million, $15.0 million, $22.5 million, $37.5 million and $67.5 million in years one through five, respectively. The interest rate varies with prime, federal funds and/or LIBOR and was 3.8% as of September 30, 2004. On September 30, 2004, the Term Loan had an outstanding principal balance of $150.0 million.

NOTE 7.  PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table provides the components of net periodic expense for the Company's defined benefit pension plans and other postretirement benefit plans for the three and nine months ended September 30, 2004 and 2003:

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                  ---------------------------------------------------------------------
                                                              Pension Benefits
                                                  ----------------------------------------              Other
                                                      U.S. Plans          Non-U.S. Plans        Postretirement Benefits
                                                      ----------          --------------        -----------------------
                                                   2004        2003      2004         2003         2004         2003
                                                   ----        ----      ----         ----         ----         ----
Service cost                                      $ 528       $ 494    $   858       $ 385        $   4        $   3
Interest cost                                       831         850      1,453         362          410          421
Expected return on plan assets                     (925)       (817)    (1,328)       (369)          --           --
Amortization of transition liability                 --           1         --          --           --           --
Amortization of prior-service cost                  (20)        (22)        5           --          (37)        (152)
Amortization of net loss (gain)                      57         105         61          57         (137)        (240)
                                                  -----       -----    -------       -----        -----        -----
   Net periodic expense                           $ 471       $ 611    $ 1,049       $ 435        $ 240        $  32
                                                  =====        ====    =======        ====        =====        =====

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                  ---------------------------------------------------------------------
                                                              Pension Benefits
                                                  ----------------------------------------              Other
                                                      U.S. Plans          Non-U.S. Plans        Postretirement Benefits
                                                      ----------          --------------        -----------------------
                                                   2004        2003      2004         2003         2004         2003
                                                   ----        ----      ----         ----         ----         ----
Service cost                                     $ 1,583     $ 1,483   $ 2,424      $ 1,154       $   11       $    9
Interest cost                                      2,493       2,550     4,057        1,085        1,229        1,264
Expected return on plan assets                    (2,776)     (2,452)   (3,885)      (1,106)          --           --
Amortization of transition liability                  --           4        --           --           --           --
Amortization of prior-service cost                   (61)        (65)       15           --         (110)        (455)
Amortization of net loss (gain)                      170         316       183          172         (411)        (719)
                                                 -------     -------   -------      -------       ------       ------
   Net periodic expense                          $ 1,409     $ 1,836   $ 2,794      $ 1,305       $  719       $   99
                                                 =======     =======   =======      =======       ======       ======

NOTE 8.  STOCKHOLDERS' EQUITY

Pursuant to its previously filed shelf registration with the Securities and Exchange Commission, the Company completed an offering of 3.45 million shares of its common stock for net proceeds of approximately $79.6 million during March 2004. These proceeds were used to repay borrowings under the Company's previously existing Credit Line. See Note 6 for additional information regarding the Company's debt.

NOTE 9.  EARNINGS PER SHARE

The following table details the calculation of basic and diluted earnings per share:

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                                            -----------------------          ------------------------
                                                              2004            2003            2004             2003
                                                            -------         -------          -------          -------

Basic EPS:
  Net income                                                $ 8,654         $ 5,277          $23,487          $14,143
                                                            =======         =======          =======          =======
  Shares:
    Weighted average number of common shares
     outstanding                                             19,806          16,079           18,645           16,047
                                                            =======         =======          =======          =======

Basic earnings per common share                             $  0.44         $  0.33          $  1.26          $  0.88
                                                            =======         =======          =======          =======

Diluted EPS:
  Net income                                                $ 8,654         $ 5,277          $23,487          $14,143
                                                            =======         =======          =======          =======
  Shares:
    Weighted average number of common shares
      outstanding                                            19,806          16,079           18,645           16,047
    Assuming conversion of dilutive stock options
      issued and outstanding                                    382             314              387              222
                                                            -------         -------          -------          -------
    Weighted average number of common shares
      outstanding, as adjusted                               20,188          16,393           19,032           16,269
                                                            =======         =======          =======          =======

Diluted earnings per common share                           $  0.43         $  0.32          $  1.23          $  0.87
                                                            =======         =======          =======          =======

NOTE 10.  COMPREHENSIVE INCOME

For the three months ended September 30, 2004 and 2003, comprehensive income was $11.9 million and $6.3 million, respectively. For the nine months ended September 30, 2004 and 2003, comprehensive income was $25.8 million and $20.9 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments.

NOTE 11.  CASH FLOW INFORMATION

In the first nine months of 2004 and 2003, the Company paid $11.5 million and $2.8 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first nine months of 2004 and 2003 was $5.4 million and $3.6 million, respectively.

NOTE 12.  CONTINGENCIES

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

NOTE 13.  SEGMENT INFORMATION

Subsequent to the acquisition of Nash Elmo and Syltone, the Company continues to be organized based upon the products and services it offers and has four operating divisions: Compressor, Blower, Liquid Ring Pump and Fluid Transfer. These divisions comprise two reportable segments, Compressor and Vacuum Products (formerly Compressed Air Products) and Fluid Transfer Products. The Compressor, Blower (which now includes the Syltone transportation-related activities and Nash Elmo's side channel blower business) and Liquid Ring Pump (consisting of Nash Elmo's liquid ring pump business) Divisions are aggregated into one reportable segment (Compressor and Vacuum Products) since the long-term financial performance of these businesses are affected by similar economic conditions, coupled with the similar nature of their products, manufacturing processes and other business characteristics. During the third quarter, the Company's former Pump and Fluid Transfer (which consisted of the Syltone fluid transfer-related activities) Divisions were combined into one division, Fluid Transfer. These two divisions were previously aggregated into one reportable segment (Fluid Transfer Products) primarily due to the same factors as noted above, and thus, there has been no change to the Fluid Transfer Products segment.

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                               -----------------------       -----------------------
                                                 2004           2003           2004           2003
                                               --------       --------       --------       --------
Revenues:
    Compressor and Vacuum
      Products                                 $147,148       $ 91,554       $396,170       $271,183
    Fluid Transfer Products                      35,468         20,507        102,171         51,757
                                               --------       --------       --------       --------
       Total                                   $182,616       $112,061       $498,341       $322,940
                                               ========       ========       ========       ========
Operating Earnings:
    Compressor and Vacuum
      Products                                 $ 13,519       $  7,089       $ 32,422       $ 21,364
    Fluid Transfer Products                       2,415          1,971          7,357          2,979
                                               --------       --------       --------       --------
       Total                                     15,934          9,060         39,779         24,343
    Interest expense                              2,491          1,070          5,949          3,411
    Other expense (income), net                     332            230         (1,756)           133
                                               --------       --------       --------       --------
    Income before income taxes                 $ 13,111       $  7,760       $ 35,586       $ 20,799
                                               ========       ========       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS.

On September 1, 2004, the Company acquired the outstanding shares of nash_elmo Holdings, LLC ("Nash Elmo"). Nash Elmo is a leading global manufacturer of industrial vacuum pumps. Prior to the acquisition, Nash Elmo was primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses' products are complementary to the Compressor and Vacuum Products segment's existing product portfolio. Nash Elmo, headquartered in Trumbull, CT, has primary manufacturing facilities located in Bad Neustadt and Nuremberg, Germany; Zibo, China; and Campinas, Brazil. The purchase price of $221.6 million, including assumed bank debt (net of cash acquired), was paid in the form of cash ($208.5 million), the assumption of certain of Nash Elmo's debt ($10.4 million) and the assumption of other liabilities stemming from the transaction ($2.7 million), which will be paid in the fourth quarter of 2004. There are no additional contingent payments or commitments related to this acquisition.

For the year ended December 31, 2003, Nash Elmo's revenues and earnings before income taxes were $212.4 million and $7.8 million, respectively. Nash Elmo's largest markets are in Europe, North America, South America and Asia. Approximately 70% of Nash Elmo's revenues are generated from liquid ring pump products (including related engineered systems and aftermarket services), while the remaining 30% are derived from side channel blower products (including aftermarket services).

On January 2, 2004, the Company effectively acquired the outstanding shares of Syltone plc ("Syltone"), previously a publicly traded company listed on the London Stock Exchange. Syltone, headquartered in Bradford, United Kingdom ("U.K."), is one of the world's largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company's product lines. Syltone is also one of the world's largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. The purchase price of (pounds)61.1 million, including assumed bank debt (net of cash acquired), was paid in the form of cash ((pounds)44.4 million), new loan notes ((pounds)5.2 million) and the assumption of Syltone's existing bank debt, net of cash ((pounds)11.5 million). There are no additional contingent payments or commitments related to this acquisition.

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

Subsequent to the acquisition of Nash Elmo and Syltone, the Company continues to be organized based upon the products and services it offers and has four operating divisions: Compressor, Blower, Liquid Ring Pump and Fluid Transfer. These divisions comprise two reportable segments, Compressor and Vacuum Products (formerly Compressed Air Products) and Fluid Transfer Products. The Compressor, Blower (which now includes the Syltone transportation-related activities and Nash Elmo's side channel blower business) and Liquid Ring Pump (consisting of Nash Elmo's liquid ring pump business) Divisions are aggregated into one reportable segment (Compressor and Vacuum Products) since the long-term financial performance of these businesses are affected by similar economic conditions, coupled with the similar nature of their products, manufacturing processes and other business characteristics. During the third quarter, the Company's former Pump and Fluid Transfer (which consisted of the Syltone fluid transfer-related activities) Divisions were combined into one division, Fluid Transfer. These two divisions were previously aggregated into one reportable segment (Fluid Transfer Products) primarily due to the same factors as noted above, and thus, there has been no change to the Fluid Transfer Products segment.

RESULTS OF OPERATIONS.

      PERFORMANCE IN THE QUARTER ENDED SEPTEMBER 30, 2004 COMPARED WITH
                    THE QUARTER ENDED SEPTEMBER 30, 2003

Revenues

Revenues increased $70.6 million (63%) to $182.6 million for the three months ended September 30, 2004, compared to the same period of 2003. This increase was primarily due to acquisitions, which contributed $58.8 million in revenues. Increased shipments of well stimulation pumps, compressors and blowers, combined with changes in currency exchange rates and price increases, also contributed to this increase.

For the three months ended September 30, 2004, revenues for the Compressor and Vacuum Products segment increased $55.6 million to $147.1 million, compared to the same period of 2003. This 61% increase is primarily due to the acquisition of Syltone and Nash Elmo (52%), increased volume of compressor and blower shipments in the U.S., Europe, South Africa and China (4%), changes in currency exchange rates (3%) and price increases (2%). Fluid Transfer Products segment revenues increased $15.0 million to $35.5 million for the three months ended September 30, 2004, compared to the same period of 2003. This 73% increase is primarily due to the acquisition of Syltone (53%), and increased shipments of well stimulation pumps, water jetting systems and related aftermarket (34%) and price increases (4%). These positive factors were partially offset by lower drilling pump shipments (18%).

Costs and Expenses

Gross margin (defined as revenues less cost of sales) for the three months ended September 30, 2004 increased $25.5 million (75%) to $59.3 million compared to the same period of 2003, primarily due to the increase in revenues. Gross margin as a percentage of revenues (gross margin percentage) increased to 32.5% in the three-month period of 2004 from 30.2% in the same period of 2003. This increase in gross margin percentage was principally attributable to increased volume in both segments and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base. Acquisitions also positively impacted gross margin percentage as their gross margin percentage (35.4%) is higher than the Company's previously existing businesses. Favorable sales mix also contributed to the increased gross margin as the third quarter of 2004 included a higher percentage of aftermarket sales compared to the prior year.

Depreciation and amortization for the three months ended September 30, 2004 increased $2.2 million to $5.9 million, compared to $3.7 million in the same period of 2003, primarily due to the Syltone and Nash Elmo acquisitions.

Selling and administrative expenses increased in the three-month period of 2004 by 78% to $37.5 million from $21.1 million in the same period of 2003, primarily due to the acquisition of Syltone and Nash Elmo ($15.1 million). Changes in currency exchange rates also contributed to this increase.

The Compressor and Vacuum Products segment generated operating earnings (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) as a percentage of revenues of 9.2% in the three-month period ended September 30, 2004, an increase from 7.7% for the same period of 2003. This increase was primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base. Favorable sales mix also contributed to this increase. These favorable factors were partially offset by acquisitions, as their operating margins were lower than the segment's previously existing businesses. Operating earnings as a percentage of revenues from Compressor and Vacuum Products segment businesses that existed prior to the Nash Elmo and Syltone acquisitions were 9.5% for the three-month period ended September 30, 2004.

The Fluid Transfer Products segment generated operating earnings as a percentage of revenues of 6.8% for the three-month period ended September 30, 2004, compared to 9.6% in the same period of 2003. This decrease was primarily attributable to the Syltone business included in this segment which generated an operating loss of $0.5 million during the third quarter primarily due to a $3.0 million shipment scheduled for the third quarter which was delayed due to a customer logistics issue. This order subsequently shipped in October 2004. This negative factor was partially offset by the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base and operational improvements. Operating earnings as a percentage of revenues from Fluid Transfer Products segment businesses that existed prior to the Syltone acquisition were 13.0% for the three-month period ended September 30, 2004.

Interest expense increased $1.4 million (133%) to $2.5 million for the three months ended September 30, 2004, compared to the same period of 2003, due to higher average borrowings stemming from the Nash Elmo and Syltone acquisitions and higher average rates. The average interest rate for the three-month period ended September 30, 2004 was 5.6% compared to 4.0% in the comparable prior year period.

Income before income taxes increased $5.4 million (69%) to $13.1 million for the three months ended September 30, 2004. This increase is primarily due to the increased volume in both segments and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base. Acquisitions also contributed $1.5 million to this increase. These positive factors were partially offset by higher interest expense.

The provision for income taxes increased by $2.0 million to $4.5 million for the three-month period of 2004, compared to the prior year period, as a result of the incremental income before taxes and a higher overall effective tax rate. The Company's effective tax rate for the three months ended September 30, 2004 increased to 34.0% compared to 32.0% in the prior year period, principally due to the acquisition of Syltone.

Net income for the three months ended September 30, 2004 increased $3.4 million (64%) to $8.7 million ($0.43 diluted earnings per share), compared to $5.3 million ($0.32 diluted earnings per share) in same period of 2003. This increase was primarily attributable to the same factors that resulted in increased income before taxes noted above, partially offset by a higher effective tax rate in 2004. The incremental impact on diluted earnings per share from acquisitions was $0.04.

    PERFORMANCE IN THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH
                  THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues

Revenues increased $175.4 million (54%) to $498.3 million for the nine months ended September 30, 2004, compared to the same period of 2003. This increase was primarily due to acquisitions, which contributed $138.6 million in revenues. Increased shipments of well stimulation pumps, pump parts, compressors and blowers combined with changes in currency exchange rates and price increases also contributed to this increase.

For the nine months ended September 30, 2004, revenues for the Compressor and Vacuum Products segment increased $125.0 million (46%) to $396.2 million, compared to the same period of 2003. This increase is primarily due to acquisitions (38%), changes in currency exchange rates (4%), increased volume of compressor and blower shipments in the U.S., Europe, South Africa and China (3%) and price increases (1%). Fluid Transfer Products segment revenues increased $50.4 million to $102.2 million for the nine months ended September 30, 2003, compared to the same period of 2003. This 97% increase is primarily due to the acquisition of Syltone (69%), increased shipments of well stimulation pumps, water jetting systems and related aftermarket (36%) and price increases (3%). These positive factors were partially offset by a decreased volume of drilling pump shipments (11%).

Costs and Expenses

Gross margin for the nine months ended September 30, 2004 increased $64.1 million (66%) to $161.9 million compared to the same period of 2003. Gross margin percentage increased to 32.5% in the nine-month period of 2004 from 30.3% in the same period of 2003. This increase in gross margin percentage was principally attributable to the increased volume in both segments and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base. Acquisitions also positively impacted gross margin percentage, as their gross margin percentage (34.6%) is higher than the Company's previously existing businesses. Finally, favorable sales mix also contributed to the increased gross margin as the first nine months of 2004 included a higher percentage of aftermarket sales compared to the prior year. These positive factors were partially offset by higher warranty expense in 2004.

Depreciation and amortization for the nine months ended September 30, 2004 increased $5.0 million to $16.1 million compared to $11.1 million in the same period of 2003, primarily due to the Syltone and Nash Elmo acquisitions.

Selling and administrative expenses increased $43.6 million (70%) in the nine-month period of 2004 to $106.0 million compared to $62.4 million in the same period of 2003, primarily due to acquisitions ($35.8 million). Higher compensation and fringe benefit costs and changes in currency exchange rates also contributed to this increase.

Other income, net was $1.8 million for the nine-month period ended September 30, 2004, compared to expense of $0.1 million in the comparable prior year period. This change was primarily due to foreign currency transaction gains recorded in 2004. These gains included $1.2 million in the first quarter specifically related to a portion of the proceeds from U.S. dollar borrowings, which were converted to British pounds and appreciated in U.S. dollars in 2004 prior to being used to consummate the Syltone acquisition. This change was partially offset by a $0.4 million pretax gain on the sale of an idle manufacturing facility in Syracuse, New York in the second quarter of 2003.

The Compressor and Vacuum Products segment generated operating earnings as a percentage of revenues of 8.2% in the nine-month period ended September 30, 2004, an increase from 7.9% for the same period of 2003. This increase was primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base and favorable sales mix. These positive factors were partially offset by higher compensation, fringe benefit and warranty expense and acquisitions, which had lower operating earnings as a percentage of revenues than the segment's previously existing businesses. Operating earnings as a percentage of revenues from Compressor and Vacuum Products segment businesses that existed prior to the Nash Elmo and Syltone acquisitions were 8.4% for the nine-month period ended September 30, 2004.

The Fluid Transfer Products segment generated operating earnings as a percentage of revenues of 7.2% for the nine-month period ended September 30, 2004, compared to 5.8% in the same period of 2003. This improvement was primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base and operational improvements. This positive factor was partially offset by the impact of the Syltone business included in this segment which had lower operating earnings as a percentage of revenues than the segment's previously existing businesses. Operating earnings as a percentage of revenues from Fluid Transfer Products segment businesses that existed prior to the Syltone acquisition were 12.4% for the nine-month period ended September 30, 2004.

Interest expense increased $2.5 million (74%) to $5.9 million for the nine months ended September 30, 2004, compared to the same period of 2003, due to higher average borrowings stemming from the Syltone and Nash Elmo acquisitions and higher average rates. The average interest rate for the nine-month period ended September 30, 2004 was 4.9% compared to 4.1% in the comparable prior year period.

Income before income taxes increased $14.8 million (71%) to $35.6 million for the nine months ended September 30, 2004. This increase is primarily due to the increased volume in both segments and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base. Acquisitions also contributed $3.4 million to this increase. These positive factors were partially offset by higher interest expense.

The provision for income taxes increased by $5.4 million to $12.1 million for the nine-month period of 2004, compared to the prior year period, as a result of the incremental income before taxes and a higher overall effective tax rate. The Company's effective tax rate for the nine months ended September 30, 2004 increased to 34.0% compared to 32.0% in the prior year period, principally due to the acquisition of Syltone.

Net income for the nine months ended September 30, 2004 increased $9.3 million (66%) to $23.5 million ($1.23 diluted earnings per share), compared to $14.1 million ($0.87 diluted earnings per share) in same period of 2003. This increase in net income is primarily attributable to the same factors that resulted in increased income before taxes noted above, partially offset by a higher effective tax rate in 2004. The incremental impact on diluted earnings per share from acquisitions was $0.10.

Outlook

In general, demand for compressor and vacuum products correlates to the rate of manufacturing capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product. In the third quarter of 2004, orders for compressor and vacuum products were $146.5 million, compared to $90.3 million in the same period of 2003. Backlog for the Compressor and Vacuum Products segment was $161.2 million as of September 30, 2004, compared to $56.5 million as of September 30, 2003. The increase in orders and backlog compared to the prior year was primarily due to the addition of Syltone's transportation-related activities and Nash Elmo, which contributed $44.0 million and $93.4 million to orders and backlog, respectively. Favorable changes in foreign currency exchange rates also added approximately $2.9 million and $2.2 million to orders and backlog, respectively. Excluding these favorable items, the growth in orders in the three-month period for this segment was primarily driven by an improvement in industrial demand in the U.S. and Europe, combined with incremental market share gains in Europe, South Africa and China. The Company also experienced an increase in demand for positive displacement blowers and locomotive compressors due to an improved transportation market in the U.S.

Demand for fluid transfer products, the majority of which are petroleum related, has historically corresponded to market conditions and expectations for oil and natural gas prices. Orders for fluid transfer products were $50.4 million in the third quarter of 2004, compared to $18.9 million in the same period of 2003. Backlog for this business segment was $51.6 million as of September 30, 2004, compared to $8.7 million as of September 30, 2003. The increase in orders and backlog compared to the prior year was primarily due to the addition of Syltone's fluid transfer-related activities, which contributed $15.5 million and $23.7 million to orders and backlog, respectively. Excluding the impact of Syltone, the increase in orders for this segment was principally due to increased demand for well stimulation pumps, drilling pumps and petroleum pump parts, as a result of continued high prices for oil and natural gas. Future increases in demand for these products will likely be dependent upon oil and natural gas prices and rig counts, which the Company cannot predict.

On October 22, 2004, the President of the United States signed into law the "American Jobs Creation Act of 2004." The Company is currently analyzing this tax legislation to determine its impact, if any, on the Company's future income tax accounting and consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Operating Working Capital

During the nine months ended September 30, 2004, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $61.2 million, primarily due to incremental operating working capital from the Nash Elmo and Syltone acquisitions and higher inventory and receivable balances stemming from increased activity levels.

Cash Flows

During the first nine months of 2004, the Company generated cash from operations totaling $22.3 million, compared to $23.7 million in the prior year period. This change was primarily due to the unfavorable change in operating working capital due to increased activity levels, partially offset by higher net income and cash from operations provided by acquisitions. Net of cash acquired, $292.1 million in cash was used to fund the Nash Elmo and Syltone acquisitions (and related direct acquisition costs) during the first nine months of 2004. This use of cash was primarily funded by net borrowings ($115.0 million), the sale of 3.45 million shares of common stock in March 2004 ($79.6 million) and excess cash reserves. The cash flows provided by operating and financing activities and used in investing activities, combined with the effect of exchange rate changes, resulted in a net cash decrease of $84.7 million during the first nine months of 2004.

Capital Expenditures and Commitments

Capital projects designed to increase operating efficiency and flexibility, expand production capacity and bring new products to market resulted in expenditures of $12.3 million in the first nine months 2004. This was $4.1 million higher than the level of capital expenditures in the comparable period in 2003, primarily due to the timing of capital projects and spending at acquisitions. Commitments for capital expenditures at September 30, 2004 were approximately $10 million. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise or vesting of incentive stock options, restricted stock or performance shares. The Gardner Denver Board has authorized up to 400,000 shares for repurchase under this program and of this amount approximately 200,000 shares remain available for repurchase. As of September 30, 2004, a total of 1,572,542 shares have been repurchased at a cost of $22.8 million under both repurchase programs.

Liquidity

On September 1, 2004, the Company entered into a $375.0 million amended and restated credit agreement (the "Credit Agreement"). The Credit Agreement provided the Company with access to senior secured credit facilities including a $150.0 million five-year Term Loan and a $225.0 million five-year Revolving Line of Credit (the "Credit Line"). Proceeds from the Credit Agreement were used to fund the Nash Elmo acquisition and retire debt outstanding under its previously existing Credit Line and Term Loan.

The Credit Line has a borrowing capacity of $225.0 million and the total debt balance is due upon final maturity on September 1, 2009. Loans under this facility may be denominated in U.S. Dollars or several foreign currencies. The interest rate varies with prime, federal funds and/or

LIBOR for the applicable currency and was 3.8% as of September 30, 2004. On September 30, 2004, the Credit Line had an outstanding principal balance of $127.0 million, leaving $98.0 million available for letters of credit or for future use, subject to the terms of the Credit Line.

The $150.0 million Term Loan has a final maturity of September 1, 2009. The Term Loan requires quarterly principal payments totaling $7.5 million, $15.0 million, $22.5 million, $37.5 million and $67.5 million in years one through five, respectively The interest rate varies with prime, federal funds and/or LIBOR and was 3.8% as of September 30, 2004. On September 30, 2004, the Term Loan had an outstanding principal balance of $150.0 million.

Pursuant to its previously filed shelf registration with the Securities and Exchange Commission, the Company completed an offering of 3.45 million shares of its common stock for net proceeds of approximately $79.6 million during March 2004. These proceeds were used to repay borrowings under its previously existing Credit Line.

The Company's borrowing arrangements permit certain investments and dividend payments and are generally unsecured with the exception of the Credit Agreement, which requires the pledge of certain subsidiaries' stock. There are no material restrictions on the Company as a result of its credit agreements, other than customary covenants regarding certain earnings, liquidity and capital ratios.

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

NEW ACCOUNTING STANDARDS

In May 2004, the FASB issued Staff Position SFAS No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," ("FSP 106-2"). FSP 106-2 supersedes FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," and provides guidance on the accounting, disclosure, effective date and transition related to the Prescription Drug Act. FSP 106-2 was effective for the third quarter of 2004. According to an actuarial assessment, the Company currently provides prescription drug benefits, which are actuarially equivalent to the Medicare-prescription drug benefit to certain retired and other employees and will therefore qualify for the subsidy. As a result, the Company accounted for the federal subsidy attributable to past services as an actuarial gain, which reduced the accumulated post-retirement benefit obligation. This actuarial gain will then be amortized in future periods in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The federal subsidy attributable to employee service rendered in current and future periods will reduce future net periodic postretirement benefit cost as those employees provide service. The favorable impact to diluted earnings per share from adopting FSP 106-2 is expected to be $0.01 in 2004 and $0.02 in 2005.

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

The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the ability to identify, negotiate and complete possible future acquisitions; (2) the speed with which the Company is able to integrate acquisitions and realize the related financial benefits; (3) the ability to maintain and to enter into key purchasing, supply and outsourcing relationships; (4) purchased material cost changes, including metal surcharges; (5) the ability to effectively manage the transition of iron casting supply to alternate sources and the skill, commitment and availability of such alternate sources; (6) the successful implementation of other strategic initiatives, including, without limitation, restructuring plans, inventory reduction programs and other cost reduction efforts; (7) the domestic and/or worldwide level of oil and natural gas prices and oil and gas drilling and production, which affect demand for the Company's petroleum products; (8) changes in domestic and/or worldwide industrial production and industrial capacity utilization rates, which affect demand for the Company's compressor and vacuum products; (9) pricing of the Company's products; (10) the degree to which the Company is able to penetrate niche and international markets; (11) changes in currency exchange rates (primarily between the U.S. dollar, the euro and the British pound); (12) changes in interest rates; (13) the ability to attract and retain quality management personnel; (14) market performance of pension plan assets and changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations; (15) the continued ability to effectively manage and defend litigation matters pending, or asserted in the future, against the Company; (16) the development and acceptance of the Company's new product offerings; (17) the continued successful implementation and utilization of the Company's electronic services; and (18) changes in laws and regulations, including accounting standards and tax requirements.

The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, even though its situation and circumstances may change in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates as well as European and other foreign currency exchange rates, and selectively uses derivative financial instruments, including forwards and swaps, to manage these risks. The Company does not hold derivatives for trading purposes. The value of market-risk sensitive derivatives and other financial instruments is subject to change as a result of movements in market rates and prices. Sensitivity analysis is one technique used to evaluate these impacts. Based on a hypothetical ten percent change in interest rates or ten percent change in the U.S. dollar across relevant foreign currencies, principally the euro and British pound, the potential changes in future earnings, fair value and cash flows are not material to the Company.

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 of the Exchange Act, the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Chairman, President and Chief Executive Officer and the Vice President, Finance and Chief Financial Officer. Based upon that evaluation, the Chairman, President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic SEC reports is recorded, processed, summarized, and reported as and when required. In addition, they concluded that there were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed, can provide only reasonable assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company completed the acquisition of Nash Elmo on September 1, 2004. For the year ended December 31, 2003, Nash Elmo's revenues were $212.4 million. Total assets for this business were $323.0 million as of September 30, 2004. This business is a separate control environment. The evaluation of disclosure controls and procedures referred to in the paragraph above included Nash Elmo. However, the Company will exclude this business from management's report on internal control over financial reporting, as permitted by SEC guidance, to be included in our Form 10-K for the year ended December 31, 2004.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

- ----------------------------------------------------------------------------------------------------------------------
                                                                            TOTAL NUMBER OF
                                                                          SHARES PURCHASED AS     MAXIMUM NUMBER OF
                                                                           PART OF PUBLICLY      SHARES THAT MAY YET
                                 TOTAL NUMBER OF       AVERAGE PRICE      ANNOUNCED PLANS OR     BE PURCHASED UNDER
       PERIOD                  SHARES PURCHASED (1)    PAID PER SHARE        PROGRAMS (2)       THE PLANS OR PROGRAMS
- ----------------------------------------------------------------------------------------------------------------------
July 1, 2004 -
July 31, 2004                          --                   --                   --                   210,300
- ----------------------------------------------------------------------------------------------------------------------
August 1, 2004 -
August 31, 2004                        --                   --                   --                   210,300
- ----------------------------------------------------------------------------------------------------------------------
September 1, 2004 -
September 30, 2004                     --                   --                   --                   210,300
- ----------------------------------------------------------------------------------------------------------------------

Total                                  --                   --                   --                   210,300
- ----------------------------------------------------------------------------------------------------------------------

(1) The shares purchased do not include shares acquired by the Company in connection with the exercise of stock options via a stock swap.

(2) In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS

(a)      List of Exhibits:

         10.1 Salary Continuation Agreement dated August 16, 2004 between Gardner Denver, Inc. and Philip R. Roth.

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

                                        GARDNER DENVER, INC.

Date: November 9, 2004                  By: /s/Ross J. Centanni
                                            ---------------------------------
                                        Ross J. Centanni
                                        Chairman, President & CEO

Date: November 9, 2004                  By: /s/Helen W. Cornell
                                            ---------------------------------
                                        Helen W. Cornell
                                        Vice President, Finance & CFO

Date: November 9, 2004                  By: /s/Daniel C. Rizzo, Jr.
                                            ---------------------------------
                                        Daniel C. Rizzo, Jr.
                                        Vice President and Corporate
                                        Controller (Chief Accounting Officer)

                            GARDNER DENVER, INC.

                                EXHIBIT INDEX

EXHIBIT
NO.                                DESCRIPTION

10.1 Salary Continuation Agreement dated August 16, 2004 between Gardner Denver, Inc. and Philip R. Roth.

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