Form 10-K
period 2004-12-31
GARDNER DENVER INC
filed 2005-03-15
CIK 916459

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                     OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

  For the transition period from ____________________ to __________________

Commission file number 1-3215   [Gardner Denver logo]

                            GARDNER DENVER, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                    76-0419383
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

          1800 GARDNER EXPRESSWAY
                QUINCY, IL                                      62301
 (Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code: (217) 222-5400

         Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                 WHICH REGISTERED
Common Stock of $0.01 par value per share           New York Stock Exchange
Rights to Purchase Preferred Stock                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [X] No [ ]

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on June 30, 2004: $552.0 million.

Common stock outstanding at February 28, 2005: 20,038,100 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of Gardner Denver, Inc. Proxy Statement, dated March 15, 2005
(Part III).
------------------------------------------------------------------------------

------------------------------------------------------------------------------

                             Table of Contents

------------------------------------------------------------------------------

          PART I

          Item 1.     Business                                              2
          Item 2.     Properties                                            8
          Item 3.     Legal Proceedings                                     8
          Item 4.     Submission of Matters to a Vote of Security Holders   8

          PART II

          Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
                      Securities                                            8
          Item 6.     Selected Financial Data                               9
          Item 7.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   9
          Item 7A.    Quantitative and Qualitative Disclosures about
                      Market Risk                                          19
          Item 8.     Financial Statements and Supplementary Data          20
          Item 9.     Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                  42
          Item 9A.    Controls and Procedures                              42
          Item 9B.    Other Information                                    42

          PART III

          Item 10.    Directors and Executive Officers of the Registrant   42
          Item 11.    Executive Compensation                               43
          Item 12.    Security Ownership of Certain Beneficial Owners and
                      Management                                           43
          Item 13.    Certain Relationships and Related Transactions       44
          Item 14.    Principal Accounting Fees and Services               44

          PART IV

          Item 15.    Exhibits and Financial Statement Schedules           44

          SIGNATURES                                                       47

          INDEX TO EXHIBITS                                                48

          EX-12 (Computation of Ratios of Earnings to Fixed Charges)

          EX-21 (Subsidiaries of the Registrant)

          EX-23 (Consent)

          EX-24 (Power of Attorney)

          EX-31 (Certifications Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002)

          EX-32 (Certifications Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002)

------------------------------------------------------------------------------



------------------------------------------------------------------------------

                                   PART I

ITEM 1. BUSINESS
----------------

Service marks, trademarks and/or tradenames and related designs or logotypes owned by Gardner Denver, Inc. or its subsidiaries are shown in italics.

Gardner Denver, Inc. ("Gardner Denver" or the "Company") designs, manufactures and markets compressor and vacuum products and fluid transfer products. The Company believes it is one of the leading manufacturers of highly engineered stationary air compressors and blowers for industrial applications in the United States. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration and engineered vacuum systems. The Company also believes that it is one of the leading manufacturers of reciprocating pumps used in oil and natural gas well drilling, servicing and production and in water jetting systems.

For the year ended December 31, 2004, the Company's revenues were $739.5 million, of which 80% were derived from sales of compressor and vacuum products while 20% were from sales of fluid transfer products. Approximately 44% of the Company's total revenues for the year ended December 31, 2004 were derived from sales in the United States and approximately 56% were from sales to customers in various countries outside the United States. Of the total non-U.S. sales, 58% were to Europe, 23% to Asia, 9% to Canada, 8% to Latin America and 2% to other regions.

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

Gardner Denver has completed seventeen acquisitions since becoming an independent company. In 1996, Gardner Denver acquired NORAMPTCO, Inc., renamed Gardner Denver Holdings Inc., and its primary operating subsidiary Lamson Corporation ("Lamson"). Lamson designed, manufactured and sold multistage centrifugal blowers and exhausters used in various industrial and wastewater applications. Lamson's products complemented the Company's product offering by enabling it to expand its participation in environmental and industrial segments requiring air and gas management.

Also in 1996, the Company acquired TCM Investments, Inc., an oilfield pump manufacturer based in Tulsa, Oklahoma. This acquisition extended the Company's well stimulation pump product line, provided a physical presence in the oilfield market and allowed Gardner Denver to become a major supplier of repair parts and remanufacturing services to some of the Company's customers.

In 1997, the Company acquired Oy Tamrotor Ab ("Tamrotor"), located in Tampere, Finland. Tamrotor designed and manufactured lubricated rotary screw compressor air ends and packages. The addition of Tamrotor provided the Company with a manufacturing base in Europe and growth opportunities through complementary product lines and international market penetration. In 1999, the Company liquidated Tamrotor and now conducts business in Finland as Gardner Denver OY.

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

The Company purchased the Wittig Division of Mannesmann Demag AG ("Wittig") in March 1998. Wittig, located in Schopfheim, Germany, manufactures rotary sliding vane compressors and vacuum pumps. Wittig's products primarily serve the truck blower market for liquid and dry bulk conveyance, as well as other industrial applications. The acquisition of Wittig expanded the Company's manufacturing presence in Europe and provided distribution channels for its blower products, which are produced in the United States.

In April 1999, the Company acquired Allen-Stuart Equipment Company, Inc. ("Allen-Stuart"), located in Houston, Texas. Allen-Stuart designed, fabricated and serviced custom-engineered packages for blower and compressor equipment in air and gas applications. This entity also distributes Gardner Denver blowers in Texas. The addition of Allen-Stuart enhanced the Company's ability to supply engineered packages, incorporating the wide range of compressor and blower products manufactured by Gardner Denver. During 2003, the fabrication of custom-engineered packages was transferred from Houston to the Company's existing facility in Quincy, Illinois.

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

The Company acquired Jetting Systems & Accessories, Inc. ("JSA") in April 2000 and CRS Power Flow, Inc. ("CRS") in July 2000. JSA and CRS were located in Houston, Texas, and both manufactured aftermarket products for the water jetting industry. These two acquisitions complemented the Company's product offering for the water jetting market and further leveraged Gardner Denver's commitment to being a full service provider in the water jetting industry. Manufacturing of JSA and CRS products was subsequently transferred to the Company's existing water jetting facility in Houston, Texas in 2000 and 2001, respectively.

In September 2001, the Company acquired Hamworthy Belliss & Morcom ("Belliss & Morcom") headquartered in Gloucester, United Kingdom ("U.K."). Belliss & Morcom manufactures and distributes reciprocating air compressors used for a variety of niche applications, such as polyethylene terephthalate ("PET") bottle blowing, breathing air equipment and compressed natural gas. The acquisition of Belliss & Morcom broadened the Company's range of product offerings, strengthened its distribution and service networks and increased its participation in sales of products with applications that have the potential to grow faster than the overall industrial economy.

In September 2001, the Company also acquired Hoffman Air and Filtration Systems ("Hoffman"). Hoffman, previously headquartered in Syracuse, New York, manufactured and distributed multistage centrifugal blowers and vacuum systems, primarily for wastewater treatment and industrial applications. The acquisition of Hoffman expanded Gardner Denver's product offering and distribution capabilities and enhanced its position as a leading international supplier of centrifugal products to the air and gas handling industry. During 2002, manufacturing of Hoffman products was transferred to the Company's existing centrifugal blower facility in Peachtree City, Georgia.

In August 2003, the Company acquired a small machine shop operation in Odessa, Texas to service and repair well stimulation and drilling pumps serving the Permian Basin. This business also has a line of pumps and uniquely designed fluid cylinders, which enhances the Company's existing product offering. This acquisition provided opportunities to strengthen relationships with existing customers and expand the Company's share of aftermarket business in this key geographic region.

In January 2004, the Company acquired all of the outstanding shares of Syltone plc ("Syltone"), previously a publicly traded company listed on the London Stock Exchange. Syltone, previously headquartered in Bradford, United Kingdom ("U.K."), is one of the world's largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company's product lines. Syltone is also one of the world's largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. This acquisition strengthens the Company's position, particularly in Europe, as the leading global provider of bulk handling solutions for the commercial transportation industry. The acquisition also expands the Company's product lines to include loading arms.

In September 2004, the Company acquired nash_elmo Holdings, LLC ("Nash Elmo"). Nash Elmo, previously headquartered in Trumbull, CT, is a global manufacturer of industrial vacuum pumps and is primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses' products are complementary to the Company's Compressor and Vacuum Products segment's existing product portfolio.

MARKETS AND PRODUCTS

A description of the particular products manufactured and sold by Gardner Denver in its two reportable segments as of December 31, 2004 is set forth below.

Compressor and Vacuum Products Segment

In the Compressor and Vacuum Products segment, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, sliding vane and centrifugal air compressors; positive displacement, centrifugal and side channel blowers; and liquid ring pumps and engineered systems. The Company also designs, manufactures, markets and services complementary ancillary products (access platforms, axles and gear boxes, power take-offs and valves) as a result of the Syltone acquisition. The Company's sales of compressor and vacuum products for the year ended December 31, 2004 were $589.4 million, of which approximately 42% were to customers in the United States.

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

Blowers and liquid ring pumps are used to produce a high volume of air at low pressure and to produce vacuum. The Company's positive displacement blowers range from 0 to 36 pounds per square inch gauge (PSIG) pressure and 0-28 inches of mercury (Hg) vacuum and 0 to 43,000 cubic feet per minute
(CFM) and are sold under the trademarks Sutorbilt, DuroFlow, CycloBlower and TurboTron. The Company's multistage centrifugal blowers are sold under the trademarks Gardner Denver, Lamson and Hoffman and range from 0.5 to 25 PSIG pressure and 0-18" Hg vacuum and 100 to 50,000 CFM. The Company's side channel blowers range from 0 to 15 PSIG pressure and 0 to 1,800 CFM and are sold under the trademark Elmo Technology. The Company's rotary sliding vane compressors and vacuum pumps range from 0 to 150 PSIG and 0 to 3,000 CFM and are sold under the trademarks Gardner Denver and Wittig. The Company's engineered vacuum systems are used in industrial cleaning and maintenance and are sold under the Gardner Denver, Invincible and Cat Vac trademarks. The Company's liquid ring pumps and engineered systems range from 0 to 150 PSIG and 1,000 to 3,000 CFM and are sold under the Nash trademark.

Almost all manufacturing plants and industrial facilities, as well as many service industries, utilize air compressors or blowers. The largest customers for our compressor products are durable and non-durable goods manufacturers; process industries (petroleum, primary metals, pharmaceutical, food and paper); original equipment manufacturers ("OEMs"); manufacturers of carpet cleaning equipment, pneumatic conveying equipment, and dry and liquid bulk transports; wastewater treatment facilities; and automotive service centers and niche applications such as PET bottle blowing, breathing air equipment and compressed natural gas. Manufacturers of machinery and related equipment use stationary compressors for automated systems, controls, materials handling and special machinery requirements. The petroleum, primary metals, pharmaceutical, food and paper industries require compressed air and vacuums for process, instrumentation and control, packaging and pneumatic conveying. Blowers are instrumental to local utilities for aeration in treating industrial and municipal waste. Blowers are also used in service industries, for example, residential carpet cleaning to vacuum moisture from carpets during the shampooing and cleaning process. Blowers and rotary vane compressors are used on trucks to vacuum leaves and debris from street sewers and to unload liquid and dry bulk and powder materials such as cement, grain and plastic pellets. Additionally, blowers are used in packaging technologies, medical applications, printing and paper processing and numerous chemical process applications. Liquid ring pumps are used in many different vacuum applications and engineered systems, such as water removal, distilling, reacting, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, chemical and power industries.

As a result of the Syltone acquisition, the Company has 14 vehicle fitting facilities in 11 countries worldwide. These fitting facilities offer customized vehicle installations of systems, which include compressors, generators, hydraulics, pumps and oil and fuel systems.

Typical uses for such systems include road demolition equipment, tire removal, electrical tools and lighting, hydraulic hand tools and high-pressure water jetting pumps. The fitting facility in the U.K. also manufactures access platforms which are hydraulically powered and are typically used for overhead service applications. The diverse range of customers for these products include local government authorities, utility companies (electricity, water, gas, telecommunications) and tire and road service providers.

The Compressor and Vacuum Products segment operates production facilities around the world including nine plants (including two remanufacturing facilities) in the U.S., five in the U.K., three in Germany, two in China, and one each in Finland, Brazil, Canada and Denmark. The most significant facilities include owned properties in Sedalia, Missouri; Gloucester, U.K.; Princeton, Illinois; and Bad Neustadt and Schopfheim, Germany and leased properties in Peachtree City, Georgia; Tampere, Finland; and Nuremburg, Germany.

Fluid Transfer Products Segment

Gardner Denver designs, manufactures, markets and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. This segment also designs, manufactures, markets and services other fluid transfer components and equipment for the chemical, petroleum and food industries. Sales of the Company's fluid transfer products for the year ended December 31, 2004 were $150.2 million, of which approximately 52% were to customers in the United States.

Positive displacement reciprocating pumps are marketed under the Gardner Denver, Geoquip, Ajax and OPI trademarks. Typical applications of Gardner Denver pumps in oil and natural gas production include oil transfer, water flooding, salt water disposal, pipeline testing, ammine pumping for gas processing, re-pressurizing, enhanced oil recovery, hydraulic power and other liquid transfer applications. The Company's production pumps range from 16 to 600 horsepower and consist of horizontal and vertical designed pumps. The Company markets one of the most complete product lines of well servicing pumps. Well servicing operations include general workover service, completions (bringing wells into production after drilling), and plugging and abandonment of wells. The Company's well servicing products consist of high-pressure plunger pumps ranging from 165 to 400 horsepower. Gardner Denver also manufactures intermittent duty triplex and quintuplex plunger pumps ranging from 250 to 3,000 horsepower for well cementing and stimulation, including reservoir fracturing or acidizing. Duplex pumps, ranging from 16 to 135 horsepower, are produced for shallow drilling, which includes water well drilling, seismic drilling and mineral exploration. Continuous duty triplex mud pumps for oil and natural gas drilling rigs range from 275 to 2,000 horsepower. A small portion of Gardner Denver and Ajax pumps are sold for use in industrial applications.

Gardner Denver water jetting pumps and systems are used in industrial cleaning and maintenance and are sold under the Partek, Liqua-Blaster and American Water Blaster trademarks. Applications in this market segment include runway and shiphull cleaning, concrete demolition and metal surface preparation.

Gardner Denver's other fluid transfer components and equipment include loading arms, swivel joints, couplers and valves used to load and unload ships, tank trucks and rail cars. These products are sold primarily under the Emco Wheaton and Perolo trademarks.

The Fluid Transfer Products segment operates seven production facilities (including one remanufacturing facility) in the U.S and one each in Germany and Canada. The most significant facilities include owned properties in Quincy, Illinois; Tulsa, Oklahoma and Kirchhain, Germany and two leased properties in Houston, Texas and one in Oakville, Ontario.

For financial information over the past three years on the Company's performance by industry segment and the Company's international sales, refer to Note 14 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data," and incorporated herein by reference.

CUSTOMERS AND CUSTOMER SERVICE

Gardner Denver sells its products through independent distributors and sales representatives and directly to OEMs, engineering firms and end-users. The Company has been able to establish strong customer relationships with numerous key OEMs and exclusive supply arrangements with many of our distributors. The Company uses a direct sales force to service OEM and engineering firm accounts because these customers typically require higher levels of technical assistance, more coordinated shipment scheduling and more complex product service than customers of our less specialized products. As a majority of its products are marketed through independent distribution, the Company is committed to developing and supporting its distribution network of over 1,000 distributors and representatives. The Company has distribution centers in Memphis, Tennessee and St. Peters, Missouri that stock parts, accessories and small compressor and vacuum products in order to provide adequate and timely availability. The Company also leases sales office and warehouse space in various U.S. locations and foreign countries. Gardner Denver provides its distributors with sales and product literature, technical assistance and training programs, advertising and sales promotions, order-entry and tracking systems and an annual restocking program. Furthermore, the Company participates in major trade shows and has a telemarketing department to generate sales leads and support the distributors' sales staffs.

Gardner Denver's distributors maintain an inventory of complete units and parts and provide aftermarket service to end-users. There are several hundred field service representatives for Gardner Denver products in the distributor network. The Company's service personnel and product engineers provide the distributors' service representatives with technical assistance and field training, particularly with respect to installation and repair of equipment. The Company also provides aftermarket support through its remanufacturing facilities in Indianapolis, Indiana; Fort Worth, Texas; and Mayfield, Kentucky and its 14 vehicle fitting facilities. The Indianapolis operation remanufactures and repairs air ends for rotary screw compressors, blowers and reciprocating compressors. The Fort Worth facility repairs and remanufactures well servicing pumps, while the Mayfield operation provides aftermarket parts and repairs for centrifugal compressors. The vehicle fitting facilities provide preventative maintenance programs, repairs, refurbishment, upgrades and spare parts for access platforms and vehicle systems.

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

Although there are a few large manufacturers of compressor and vacuum products, the marketplace for these products remains highly fragmented due to the wide variety of product technologies, applications and selling channels. Gardner Denver's principal competitors in sales of compressor and vacuum products include Ingersoll-Rand, Sullair (owned by United Technologies Corporation), Atlas Copco, Quincy Compressor (owned by EnPro Industries), CompAir, Roots, Busch, SiHi, Thomas Rietschle, GHH (owned by Ingersoll Rand), Civacon and Blackmer Mouvex (both owned by Dover Corporation) and Sening. Gardner Denver's primary competitors in sales of access platforms and vehicle systems include Mellow Flowtrans, Winton Engineering and Versalift.

The marketplace for fluid transfer products, although dominated by a few multinational manufacturers with a broad product offering, is still highly fragmented, as the ten largest pump manufacturers account for only approximately 40% of annual sales. Because Gardner Denver is currently focused on pumps used in oil and natural gas production and well servicing and well drilling, it does not typically compete directly with the major full-line pump manufacturers. The Company's principal competitors in sales of petroleum pump products include National-Oilwell and SPM Flow Control, Inc. The Company's principal competitors in sales of water jetting systems include NLB Corp., WOMA Apparatebau GmbH and Hammelmann Maschinenfabrik GmbH. The Company's principal competitors in sales of other fluid transfer components and equipment are OPW Engineered Systems (owned by Dover Corporation) and Kanon in distribution applications; and FMC Technologies and Schwelm Verladetechnik GmbH (SVT) in both marine and distribution technolgies.

RESEARCH AND DEVELOPMENT

Compressor and vacuum and fluid transfer products are best characterized as mature, with evolutionary technological advances. Technological trends in compressor and vacuum products include development of oil-free air compressors, increased product efficiency, reduction of noise levels and advanced control systems to upgrade the flexibility and precision of regulating pressure and capacity. Emerging compressor and vacuum market niches result from new technologies in plastics extrusion, oil and natural gas well drilling, field gas gathering, mobile and stationary vacuum applications, utility and fiber optic installation and environmental impact minimization, as well as other factors. Trends in fluid transfer products include development of larger horsepower and lighter weight pumps and loading arms to convey natural gas.

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

Expenditures for research and development were $6.2 million in 2004, $2.8 million in 2003 and $2.4 million in 2002.

MANUFACTURING

In general, the Company's manufacturing processes involve machining castings and forgings, which are assembled into finished components. These components are sold as finished products or packaged with purchased components into complete systems. Gardner Denver operates thirty-two manufacturing facilities (including remanufacturing facilities) that utilize a broad variety of processes. At the Company's manufacturing locations, it maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures, and uses extensive process automation in its manufacturing operations. Most of the Company's manufacturing facilities utilize computer aided numerical control tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant (cell manufacturing). One operator using cell manufacturing can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing the amount of work-in-process and finished product inventories.

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

BACKLOG

Backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels. For further discussion of backlog levels, see the information included under "Outlook" contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees than on any individual patent, trademark or copyright. Nevertheless, as part of its ongoing research, development and manufacturing activities, Gardner Denver has a policy of seeking to protect its proprietary products, product enhancements and processes with appropriate intellectual property protections.

In the aggregate, patents and trademarks are of considerable importance to the manufacturing and marketing of many of Gardner Denver's products. However, the Company does not consider any single patent or trademark, or group of patents or trademarks, to be material to its business as a whole, except for the Gardner Denver trademark. Other important trademarks the Company uses include Nash, Elmo Technology, DuroFlow, Sutorbilt, CycloBlower, Wittig, Lamson, Tamrotor, OPI, Champion, Geoquip, Belliss & Morcom, Hoffman, Emco Wheaton, Drum, AirDrive, Webster and Perolo. Joy is a registered trademark of Joy Technologies, Inc. The Company has the right to use the Joy trademark on aftermarket parts until November 2027. Its right to use this trademark on air compressors expired in November 1995. Pursuant to trademark license agreements, Cooper Industries has rights to use the Gardner Denver trademark for certain power tools and the Company has rights to use the Ajax trademark for petroleum pump products. Gardner Denver has registered its trademarks in the countries where it is deemed necessary.

The Company also relies upon trade secret protection for its confidential and proprietary information and routinely enters into confidentiality agreements with its employees. There can be no assurance, however, that others will not independently obtain similar information and techniques or otherwise gain access to the Company's trade secrets or that they can effectively be protected.

EMPLOYEES

As of January 2005, the Company had approximately 3,800 full-time employees. The Company believes that its current relations with employees are satisfactory.

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

AVAILABLE INFORMATION

The Company's Internet website address is http://www.gardnerdenver.com. Copies of the following reports are available free of charge through the Internet website, as soon as reasonably practicable after they have been filed with or furnished to the Securities Exchange Commission pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934: the annual report on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and amendments to those reports. Information on the website does not constitute part of this annual report on Form 10-K.

ITEM 2. PROPERTIES
------------------

See "Item 1. Business" for information on Gardner Denver's manufacturing, distribution and fitting facilities and sales offices. Generally, the Company's plants are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in 2005. The Peachtree City, Georgia facility is currently leased from the Fayette County Development Authority in connection with industrial revenue bond financing. The Company has an option to purchase the property at a nominal price when the bonds are repaid in 2018. The Company leases sales office and warehouse space in numerous locations worldwide.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions is included under "Contingencies" contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

------------------------------------------------------------------------------


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
------------------------------------------------------------------------------
        ISSUER PURCHASES OF EQUITY SECURITIES
        -------------------------------------

The information regarding the market for the Company's common stock and quarterly market price ranges set forth in Note 15 of the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data," is hereby incorporated by reference. There were approximately 7,734 stockholders of record at December 31, 2004.

Repurchases of equity securities during the fourth quarter of 2004 are listed in the following table.

                                                                                   (c) TOTAL NUMBER OF
                                                                                     SHARES PURCHASED       (d) MAXIMUM NUMBER OF
                                      (a) TOTAL NUMBER                              AS PART OF PUBLICLY     SHARES THAT MAY YET BE
                                         OF SHARES          (b) AVERAGE PRICE       ANNOUNCED PLANS OR      PURCHASED UNDER THE
PERIOD                                  PURCHASED(1)          PAID PER SHARE            PROGRAMS(2)          PLANS OR PROGRAMS
----------------------------------------------------------------------------------------------------------------------------------
October 2004                                --                      n/a                     --                     210,300

November 2004                               --                      n/a                     --                     210,300

December 2004                               --                      n/a                     --                     210,300

Total                                       --                      n/a                     --                     210,300

(1) The shares purchased do not include shares acquired by the Company in conjunction with the exercise of stock options via a stock swap.

(2) In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Years ended December 31
(Dollars in thousands except per share amounts)

                                                         2004(1)           2003           2002(2)         2001(3)         2000
                                                      ----------------------------------------------------------------------------

Revenues                                               $  739,539         439,530         418,158         419,770        379,358

Net income                                             $   37,123          20,643          19,602          22,024         18,684

Basic earnings per share                               $     1.96            1.29            1.24            1.42           1.22

Diluted earnings per share                             $     1.92            1.27            1.22            1.40           1.21

Long-term debt (excluding current maturities)          $  280,256         165,756         112,663         160,230        115,808

Total assets                                           $1,028,609         589,733         478,730         488,688        403,881

(1) The Company acquired the outstanding shares of Syltone, plc and nash_elmo Holdings LLC during January 2004 and September 2004, respectively.
(2)  As a result of adopting SFAS No. 142 "Goodwill and Other Intangible
     Assets," periodic amortization ceased effective January 1, 2002.
(3) During September 2001, the Company acquired certain assets and stock of Hoffman Air and Filtration Systems and Hamworthy, Bellis and Morcom compressor business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

NON-GAAP FINANCIAL MEASURES
---------------------------

To supplement Gardner Denver's financial information presented in accordance with generally accepted accounting principles (GAAP), management uses additional measures to clarify and enhance understanding of past performance and prospects for the future. These measures may exclude, for example, the impact of unique items (acquisitions, one-time gains and losses) or items outside of management's control (foreign currency exchange rates).

Gross margin (defined as revenues less cost of sales), gross margin percentage (defined as gross margin divided by revenues) and operating earnings (defined as revenues less cost of sales, depreciation and amortization, and selling and administrative expenses) are indicative of short-term operational performance and ongoing profitability. Management closely monitors operating earnings and operating margin of each business segment to evaluate past performance and actions required to improve profitability.

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto.

OVERVIEW

The Company believes it is one of the leading designers, manufacturers and marketers of engineered stationary air compressors, liquid ring pumps and blowers for various industrial and transportation applications and of pumps used in the petroleum and industrial markets and other fluid transfer equipment serving chemical, petroleum and food industries.

Since its spin-off from Cooper Industries, Inc. in 1994, the Company has completed 17 acquisitions, growing its revenues from approximately $176 million to $740 million in 2004. Of the 17 acquisitions, the two largest were completed in 2004 with the purchase of nash_elmo Holdings, LLC ("Nash Elmo") and Syltone plc ("Syltone").

On September 1, 2004, the Company acquired Nash Elmo, a leading global manufacturer of industrial vacuum pumps. Nash Elmo is primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses' products are complementary to the Compressor and Vacuum Products segment's existing product portfolio. Nash Elmo, previously headquartered in Trumbull, CT, has primary manufacturing facilities located in Bad Neustadt and Nuremberg, Germany; Zibo, China; and Campinas, Brazil. For the year ended December 31, 2003, Nash Elmo's revenues and earnings before income taxes were $212.4 million and $7.8 million, respectively. Nash Elmo's largest markets are in Europe, Asia, North America and South America. Approximately 70% of Nash Elmo's revenues are generated from liquid ring pump products (including related engineered systems and aftermarket services), while the remaining 30% are derived from side channel blower products (including aftermarket services).

On January 2, 2004, the Company acquired the outstanding shares of Syltone, previously a publicly traded company listed on the London Stock Exchange. Syltone, previously headquartered in Bradford, United Kingdom ("U.K."), is one of the world's largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company's existing product lines. Syltone is also one of the world's largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. For the twelve months ended September 30, 2003, Syltone generated revenues and operating profit (in accordance with accounting principles generally accepted in the U.K.) of (pound)84.4 million and (pound)6.3 million, respectively (approximately $151.1 million and $11.3 million, respectively as calculated using the December 31, 2003 exchange rate of $1.79/(pound)). Syltone's largest markets are Europe and North America, which represent approximately 67% and 20% of its revenues, respectively. Approximately 70% of Syltone's revenues are generated through transportation-related activities while the remaining 30% are derived from fluid transfer-related activities.

Subsequent to the acquisition of Nash Elmo and Syltone, the Company continues to be organized based upon the products and services it offers and has four operating divisions: Compressor, Blower, Liquid Ring Pump and Fluid Transfer. These divisions comprise two reportable segments, Compressor and Vacuum Products (formerly Compressed Air Products) and Fluid Transfer Products. The Compressor, Blower (which now includes the Syltone transportation-related activities and Nash Elmo's side channel blower business) and Liquid Ring Pump (consisting of Nash Elmo's liquid ring pump business) Divisions are aggregated into one reportable segment (Compressor and Vacuum Products) since the long-term financial performance of these businesses are affected by similar economic conditions, coupled with the similar nature of their products, manufacturing processes and other business characteristics. During the third quarter of 2004, the Company's former Pump and Fluid Transfer (which consisted of the Syltone fluid transfer-related activities) Divisions were combined into one division, Fluid Transfer. These two divisions were previously aggregated into one reportable segment (Fluid Transfer Products) primarily due to the same factors as noted above, and thus, there has been no change to the Fluid Transfer Products segment.

In the Compressor and Vacuum Products segment, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, sliding vane and centrifugal compressors; positive displacement, centrifugal and side channel blowers; and liquid ring pumps and engineered systems. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. Liquid ring pumps are used in many different vacuum applications and engineered systems, such as water removal, distilling, reacting, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, chemical and power industries. Revenues of the Compressor and Vacuum Products segment constituted 80% of total revenues in 2004.

In the Fluid Transfer Products segment, the Company designs, manufactures, markets and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas production, well servicing and drilling and industrial cleaning and maintenance. This segment also designs, manufactures, markets and services other fluid transfer components and equipment for the chemical, petroleum and food industries. Revenues of the Fluid Transfer Products segment constituted 20% of total revenues in 2004.

The Company sells its products through independent distributors and sales representatives, and directly to original equipment manufacturers, engineering firms, packagers and end users.

The following table sets forth percentage relationships to revenues of certain income statement items for the years presented.

                                                2004       2003       2002
---------------------------------------------------------------------------
Revenues                                       100.0%     100.0      100.0
Costs and expenses
   Cost of sales                                67.4       70.0       69.3
   Depreciation and amortization                 2.9        3.3        3.3
   Selling and administrative expenses          21.3       19.4       19.0
   Interest expense                              1.4        1.1        1.5
   Other income, net                            (0.1)      (0.7)        --
---------------------------------------------------------------------------
Total costs and expenses                        92.9       93.1       93.1
---------------------------------------------------------------------------
Income before income taxes                       7.1        6.9        6.9
Provision for income taxes                       2.1        2.2        2.2
---------------------------------------------------------------------------
Net income                                       5.0%       4.7        4.7
---------------------------------------------------------------------------

RECENT DEVELOPMENTS

On March 8, 2005, the Company signed a definitive agreement to acquire Thomas Industries Inc. ("Thomas"), a New York Stock Exchange listed company trading under the ticker symbol "TII." Thomas is a worldwide leader in the design, manufacture and marketing of precision engineered pumps, compressors and blowers. The agreed-upon purchase price is $40.00 per share for all outstanding shares and share equivalents (approximately $734 million) and the assumption of $9.5 million of long-term capitalized lease obligations. As of December 31, 2004, Thomas had $267 million in cash, cash equivalents and short-term investments. The net transaction value, including assumed debt and net of cash, is approximately $476 million.

Thomas is a leading supplier of pumps, compressors and blowers to the original equipment manufacturer (OEM) market in such applications as medical equipment, gasoline vapor and refrigerant recovery, automotive and transportation applications, printing, packaging, tape drives and laboratory equipment. Thomas designs, manufacturers, markets, sells and services these products through worldwide operations with regional headquarters as follows: North American Group - Sheboygan, Wisconsin; European Group - Puchheim, Germany; and Asia Pacific Group - Hong Kong, China.

Thomas has wholly-owned operations in 21 countries on five continents. Its primary manufacturing facilities are located in Sheboygan, Wisconsin, Monroe, Louisiana, Skokie, Illinois and Syracuse, New York; Schopfheim, Fahrnau, Puchheim and Memmingen, Germany; and Wuxi, China. The manufacturing operations in the United States produce rotary vane, linear, piston and diaphragm pumps and compressors, and various liquid pumps. These products are directly sold worldwide to OEM's, as well as through fluid power and industrial distributors. The German operations manufacture a complementary line of rotary vane, linear, diaphragm, gear, side channel, radial, claw, screw and rotary lobe pumps, compressors and blowers, as well as various liquid pumps, air-centers and centralized systems. These products are also distributed worldwide. The manufacturing facility in China was constructed during late 2004 and will begin production in mid 2005.

Thomas' largest markets are Europe and the United States, which represent approximately 52% and 38% of its revenues, respectively. Of the total European sales, approximately 61% are within Germany and 39% are within other European countries. Approximately 10% of Thomas' revenues are generated in Asia Pacific. At December 31, 2004, Thomas employed approximately 2,200 people.

For the year ended December 31, 2004, Thomas' revenues and operating income were $410 million and $209 million, respectively. Operating income for this period included $19 million from Thomas' 32% interest in the Genlyte Thomas Group LLC (GTG), a joint venture formed with The Genlyte Group Incorporated (Genlyte) in 1998, and a $160 million nonrecurring gain on the sale of this joint venture in July 2004. For the twelve-month period of 2004, operating income from Thomas' Pumps and Compressors segment, net of corporate expenses, was $30 million.

Gardner Denver has received a debt commitment to fully finance the acquisition of Thomas. However, Gardner Denver intends to finance the acquisition through an amended and expanded senior secured bank facility and a public offering of approximately $200 million of its common stock. In addition, the Company may choose to access the debt capital markets. The acquisition is not conditioned upon completion of any of these financings and the size and timing of the equity and any debt financings are subject to prevailing market conditions.

The acquisition is expected to close in 2005 and is subject to the approval of Thomas' stockholders and other customary closing conditions, including the receipt of applicable regulatory approvals.

  YEAR ENDED DECEMBER 31, 2004, COMPARED WITH YEAR ENDED DECEMBER 31, 2003

REVENUES

Revenues increased $300.0 million (68%) to $739.5 million in 2004, compared to $439.5 million in 2003. This increase was primarily due to acquisitions in 2004, which contributed $247.3 million in revenues. Increased shipments of well stimulation pumps, pump parts, compressors and blowers, combined with changes in currency exchange rates and price increases, also contributed to this increase. Revenues outside the United States, as a percentage of total revenues, increased to 56% in 2004, compared to 42% in 2003, primarily due to acquisitions and volume increases in Europe, China and South Africa.

Revenues for the Compressor and Vacuum Products segment increased $220.4 million (60%) to $589.4 million in 2004, compared to $369.0 million in 2003. This increase is primarily due to acquisitions in 2004 (52%), increased volume of compressor and blower shipments in the U.S., Europe, China and South Africa (3%), changes in currency exchange rates (3%) and price increases (2%).

Fluid Transfer Products segment revenues increased $79.7 million to $150.2 million in 2004, compared to $70.5 million in 2003. This 113% increase is primarily due to the acquisition of Syltone (78%), increased shipments of well stimulation pumps, water jetting systems and related aftermarket (34%) and price increases (4%). These positive factors were partially offset by a decreased volume of drilling pump shipments (3%).

COSTS AND EXPENSES

Gross margin increased $109.3 million (83%) to $241.1 million in 2004, compared to $131.8 million in 2003. Gross margin percentage increased to 32.6% in 2004, compared to 30.0% in 2003. This increase in gross margin percentage was principally attributable to the increased volume in both segments and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base. Acquisitions completed in 2004 also positively impacted gross margin percentage, as their gross margin percentage (35.1%) was higher than the Company's previously existing businesses despite a non-recurring negative impact of approximately $3.7 million stemming from recording their inventory at fair value on the respective acquisition dates. Finally, favorable sales mix also contributed to the increased gross margin as 2004 included a higher percentage of aftermarket sales compared to the prior year. These positive factors were partially offset by higher material costs due to surcharges on castings and other components stemming from increases in scrap iron and other metal prices. Higher warranty costs and some supply chain inefficiencies that affected material availability also negatively impacted gross margin.

Depreciation and amortization increased $7.3 million to $21.9 million in 2004, compared to $14.6 million in 2003, primarily due to the Syltone and Nash Elmo acquisitions.

Selling and administrative expenses increased $72.1 million (85%) to $157.5 million in 2004, compared to $85.3 million in 2003, primarily due to acquisitions in 2004 ($61.9 million). Higher compensation and fringe benefit costs, professional fees and changes in currency exchange rates also contributed to this increase. As a percentage of revenues, selling and administrative expenses increased to 21.3% for 2004 from 19.4% in the prior year, primarily due to the 2004 acquisitions.

Other income, net decreased $2.6 million in 2004 to $0.6 million, compared to $3.2 million in 2003. This change was primarily due to higher foreign currency transaction gains recorded in 2003. Prior year results included a $3.2 million gain in the fourth quarter related to the appreciation of U.S. dollar borrowings, which were converted to British pounds prior to being used to consummate the Syltone acquisition. An additional $1.2 million gain was recorded related to these borrowings in the first quarter of 2004. Prior year results also included a $0.4 million pretax gain on the sale of an idle manufacturing facility in Syracuse, New York.

The Compressor and Vacuum Products segment generated operating earnings as a percentage of revenues of 7.9% in 2004, compared to 7.5% in 2003. This increase was primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base, favorable sales mix and restructuring programs initiated in the fourth quarter of 2003. These positive factors were partially offset by higher material, compensation and fringe benefit and warranty costs. Operating earnings as a percentage of revenues from Compressor and Vacuum Products segment businesses that existed prior to the Nash Elmo and Syltone acquisitions were 7.9% for 2004.

The Fluid Transfer Products segment generated operating earnings as a percentage of revenues of 10.0% in 2004, compared to 5.8% in 2003. This improvement was primarily attributable to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base, operational improvements and price increases. These positive factors were partially offset by the impact of the Syltone business included in this segment which had lower operating earnings as a percentage of revenues than the segment's previously existing businesses. Operating earnings as a percentage of revenues from Fluid Transfer Products segment businesses that existed prior to the Syltone acquisition were 13.6% in 2004.

Interest expense increased $5.4 million (113%) to $10.1 million in 2004, compared to $4.7 million in 2003, due to higher average borrowings stemming from the Syltone and Nash Elmo acquisitions and higher average interest rates. The average interest rate was 5.0% in 2004, compared to 3.9% in 2003. See Note 7 to the Consolidated Financial Statements for further information on the Company's borrowing arrangements.

Income before income taxes increased $21.9 million (72%) to $52.3 million in 2004, compared to $30.4 million in 2003. Acquisitions in 2004 contributed $10.6 million to this increase. The balance of the increase is primarily due to the increased volume in both segments and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base. These positive factors were partially offset by higher material, compensation and fringe benefit and warranty costs.

The provision for income taxes increased by $5.4 million to $15.2 million in 2004, compared to $9.7 million in 2003, as a result of the incremental income before taxes partially offset by a lower overall effective tax rate. The Company's effective tax rate was lowered to 29.0% in 2004 compared to 32.0% in 2003. The lower rate is principally due to favorable tax audit settlements in Finland and the U.S. of $1.4 million and $0.2 million, respectively. A higher proportion of earnings derived from lower taxed non-U.S. jurisdictions also contributed to the lower effective tax rate. These positive factors were partially offset by incremental taxes accrued in the amount of $0.9 million for the planned repatriation of certain non-U.S. earnings in 2005 at a reduced income tax rate pursuant to the American Jobs Creation Act of 2004.

Net income increased $16.5 million (80%) to $37.1 million ($1.92 diluted earnings per share) in 2004, compared to $20.6 million ($1.27 diluted earnings per share) in 2003. The increase in net income is primarily attributable to the same factors that resulted in increased income before taxes and the lower effective tax rate as noted above. Changes in currency exchange rates also contributed favorably by increasing net income by approximately $0.8 million. Net income included $0.1 million ($0.01 diluted earnings per share) and $0.2 million ($0.02 diluted earnings per share) in after-tax LIFO income in 2004 and 2003, respectively. The estimated incremental impact on diluted earnings per share from acquisitions was $0.33 in 2004, which was partially offset by a $0.23 dilutive impact from a stock offering completed in the first quarter of 2004.

  YEAR ENDED DECEMBER 31, 2003, COMPARED WITH YEAR ENDED DECEMBER 31, 2002

REVENUES

Revenues increased $21.3 million to $439.5 million in 2003, compared to $418.2 million in 2002, primarily due to changes in currency exchange rates. Revenues outside the United States, as a percentage of total revenues, increased to 42% in 2003, compared to 37% in 2002. This increase is due to changes in currency exchange rates (primarily the euro and British pound) and volume increases in Asia and Canada.

Revenues for the Compressor and Vacuum Products segment increased $19.0 million (5%) to $369.0 million in 2003, compared to $350.0 million in 2002. Revenues in this segment increased approximately $17.3 million due to changes in currency exchange rates. Increased prices contributed approximately $2.6 million but were partially offset by lower centrifugal blower volume.

Revenues in the Fluid Transfer Products segment increased $2.4 million (4%) to $70.5 million in 2003, compared to $68.1 million in 2002. Volume increases contributed approximately 3 percentage points of the change, primarily due to increased shipments of well stimulation pumps and petroleum pump parts which was partially offset by lower drilling pump shipments. Increased prices contributed the remaining 1 percentage point increase. In 2002, Fluid Transfer Products segment revenues were supported by drilling pump backlog carried over from 2001 orders.

COSTS AND EXPENSES

During the fourth quarter of 2003, the Company announced and initiated restructuring plans to eliminate redundant manufacturing capacity, streamline operations and reduce costs. These activities represent further integration of previously completed acquisitions, which the Company expects will better leverage existing manufacturing facilities. As a result of the restructuring, the Company expects to realize a net reduction in headcount of approximately 80 personnel (approximately 4% of its workforce as of September 30, 2003) by the end of 2005. The substantial majority of this headcount reduction was realized during the fourth quarter of 2003. As part of the restructuring program, the Company refocused the marketing strategies of its German blower business to place more emphasis on the truck blower market rather than industrial applications for its products. In addition, the Company exited the marketing and manufacturing of certain highly engineered compressor packages in the U.K. and U.S. The Company also announced its plan to implement new manufacturing processes and systems improvements to reduce inventory and its intent to establish a compressor packaging and assembly operation in China. The aggregate financial impact of these profitability improvement programs (restructuring plans, inventory reduction plan and establishment of China operations) resulted in a reduction in diluted earnings per share of approximately $0.12 in the fourth quarter of 2003.

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

Gross margin increased $3.3 million (3%) in 2003 to $131.8 million, compared to $128.5 million in 2002. Gross margin percentage of revenues decreased to 30.0% in 2003 from 30.7% in 2002. This decrease in the gross margin percentage was principally attributable to charges to cost of sales of $2.1 million incurred in conjunction with implementing the profitability improvement programs discussed above. This factor contributed 0.5 percentage points of the 0.7 percentage point decrease in gross margin as a percentage of revenues. Unfavorable sales mix (including a lower proportion of drilling pump and centrifugal blower sales which generate higher gross margins, and a higher proportion of compressor package sales, which generate lower gross margins), and incremental costs associated with the disruption in the Company's casting supply chain also contributed to this decrease. These negative factors were partially offset by cost reduction efforts, including continued acquisition integration.

Selling and administrative expenses increased by 7% to $85.3 million in 2003 from $79.4 million in 2002, primarily due to changes in currency exchange rates. Selling and administrative expenses increased 4% due to changes in currency exchange rates and 1% due to expenses associated with the profitability improvement programs. The remaining increase of 2% was primarily attributable to higher compensation and postretirement expenses, which were partially offset by lower medical costs and other cost reduction efforts, including continued acquisition integration. As a percentage of revenues, selling and administrative expenses were 19.4% in 2003, compared to 19.0% in 2002. The increase in this ratio was primarily attributable to the factors discussed above, partially offset by the impact of higher revenues.

Operating earnings for the Compressor and Vacuum Products segment decreased $2.0 million (7%) to $27.8 million, compared to $29.8 million in 2002. This decrease was primarily attributable to $2.7 million of charges incurred in the fourth quarter of 2003 for the profitability improvement programs. Higher compensation, postretirement and warranty expenses combined with costs associated with the disruption within the Company's casting supply chain also contributed to this decrease. These negative factors were partially offset by changes in currency exchange rates, lower medical costs and cost reductions efforts, including continued acquisition integration. As a percentage of revenues, operating earnings decreased to 7.5% in 2003, compared to 8.5% in 2002, as a result of the factors noted above. The expenses incurred in the fourth quarter of 2003 related to implementing the profitability improvement programs contributed 0.8 percentage points of this 1.0 percentage point decrease in operating earnings as a percentage of revenues.

Operating earnings for the Fluid Transfer Products segment decreased $1.1 million to $4.1 million in 2003, a 21% decrease from $5.2 million in 2002. This decrease was primarily attributable to a less favorable sales mix due to a lower proportion of revenues from drilling pumps, which generate higher margins than other pump products. Higher compensation and postretirement expenses also contributed to this decrease. As a percentage of revenues, operating earnings for this segment decreased to 5.8% in 2003, compared to 7.6% in 2002, as a result of the factors noted above.

Interest expense decreased $1.6 million (25%) to $4.7 million for 2003, compared to $6.4 million in 2002, due to lower average borrowings and interest rates. The average interest rate for 2003 was 3.9% compared to 4.4% in 2002.

Other income, net increased $3.0 million to $3.2 million in 2003 compared to $0.2 million in 2002, due to an unrealized currency transaction gain of $3.2 million recorded in the fourth quarter of 2003. This gain related to the appreciation of U.S. dollar borrowings, which were converted to British pounds in November 2003 prior to being used to consummate the Syltone acquisition in January 2004.

Income before income taxes increased $1.5 million (5%) to $30.4 million in 2003 from $28.8 million in 2002. This increase was primarily the result of the unrealized currency transaction gain, lower interest expense and changes in currency exchange rates discussed above. These positive factors were partially offset by the lower operating earnings in each segment.

The provision for income taxes increased by $0.5 million (5%) to $9.7 million in 2003, compared to $9.2 million in 2002, as a result of the higher income before taxes. The Company's effective tax rate was 32% in both years.

Net income increased $1.0 million (5%) to $20.6 million ($1.27 diluted earnings per share) in 2003, compared to $19.6 million ($1.22 diluted earnings per share) in 2002. Net income included $0.2 million ($0.02 diluted earnings per share) and $0.3 million ($0.02 diluted earnings per share) in after-tax LIFO income in 2003 and 2002, respectively. The increase in net income was primarily attributable to the same factors that resulted in increased income before taxes discussed above. Changes in currency exchange rates also contributed favorably by increasing net income by approximately $0.8 million in 2003.

OUTLOOK

In 2004, orders for compressor and vacuum products were $611.3 million, compared to $352.7 million in 2003. Order backlog for the Compressor and Vacuum Products segment was $169.9 million as of December 31, 2004, compared to $48.7 million as of December 31, 2003. The favorable impact from 2004 acquisitions for this segment was approximately $193.9 million and $99.4 million for orders and backlog, respectively, for the year ended and as of December 31, 2004. Excluding this impact, the increase in orders and backlog compared to the prior year was primarily due to improvement in industrial demand in the U.S. and Europe combined with incremental market share gains in Europe, China and South Africa and favorable changes in currency exchange rates. The Company also experienced an increase in demand for positive displacement blowers and locomotive compressors due to an improved transportation market in the U.S. These positive factors were partially offset by the Company's exit from the marketing and manufacture of certain highly engineered compressor packages in the U.K. and U.S. in fourth quarter of 2003.

Because air is often used as a fourth utility in the manufacturing process, demand for compressor and vacuum products is generally correlated to manufacturing capacity utilization rates and the rate of change of industrial equipment production. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product. These indicators have been relatively weak in both 2004 and 2003 but did improve gradually during 2004. As a result, orders for compressor and vacuum products are anticipated to improve modestly in 2005 as the U.S. and European industrial economies continue to recover.

Demand for fluid transfer products, which are primarily petroleum related, has historically corresponded to market conditions and expectations for oil and natural gas prices. Orders for fluid transfer products were $175.7 million in 2004, an increase of $102.8 million (141%) compared to $72.9 million in 2003. Order backlog for the Fluid Transfer Products segment was $52.3 million at December 31, 2004, compared to $9.7 million as of December 31, 2003, representing a 442% increase. The increase in orders and backlog for this segment due to 2004 acquisitions is $55.5 million and $17.7 million, respectively. Increased demand for well stimulation pumps, drilling pumps and petroleum pump parts also contributed to the increase as a result of elevated prices for oil and natural gas. Future increases in demand for these products will likely be dependent upon rig counts and oil and natural gas prices, which the Company cannot predict.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING WORKING CAPITAL

During 2004, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $34.6 million to $96.2 million compared to $61.6 million in the prior year primarily due to the 2004 acquisitions. Inventory turnover decreased to 4.6 at December 31, 2004, compared to 4.9 at December 31, 2003. Days sales outstanding improved to 61 days at December 31, 2004, compared to 63 days at December 31, 2003, due to increased use of progress billings and improved collections.

CASH FLOWS

During 2004, the Company generated cash flows from operations totaling $76.8 million, an increase of $30.5 million (66%) compared to 2003. This increase was primarily the result of acquisitions ($22.8 million) and higher net income from previously existing businesses. Net of cash acquired, $295.3 million was used to fund the Nash Elmo and Syltone acquisitions (including direct acquisition costs) in 2004. This use of cash was primarily funded by net borrowings of $84.7 million, the common stock offering in March 2004 that generated $79.6 million and excess cash reserves. The effect of exchange rate changes on cash and cash equivalents was $3.8 million in 2004 compared to $10.7 million in 2003. This decrease is primarily due to a significant strengthening of the British pound against the U.S. dollar during 2003 combined with the fact that the Company had significant British pound denominated cash and cash equivalents on hand during the fourth quarter of 2003 to fund the Syltone acquisition in January 2004. The cash flows provided by operating and financing activities and used in investing activities, combined with the effect of exchange rate changes, resulted in a net cash decrease of $68.2 million during 2004.

CAPITAL EXPENDITURES AND COMMITMENTS

Capital projects designed to increase operating efficiency and flexibility, expand production capacity and increase product quality resulted in expenditures of $19.6 million in 2004, compared to $12.0 million in 2003. This increase was primarily due to 2004 acquisitions, the completion of a new assembly and packaging facility in China and the integration of certain businesses onto the Company's common enterprise resource planning system. Commitments for capital expenditures at December 31, 2004 are approximately $10 million. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise or vesting of incentive stock options, restricted stock or performance shares. The Gardner Denver Board has authorized up to 400,000 shares for repurchase under this program, and of this amount, approximately 200,000 shares remain available for repurchase. During 2004, no shares were repurchased under these repurchase programs. As of December 31, 2004, a total of 1,572,542 shares have been repurchased at a cost of $22.8 million under both repurchase programs. In 2004, the Company also acquired 17,799 shares of its common stock, valued at $0.5 million, which were tendered for the exercise of stock options.

LIQUIDITY

On March 6, 2002, the Company amended and restated its then existing Revolving Line of Credit Agreement (the "Credit Agreement"), increasing the aggregate borrowing capacity to $150.0 million and extending the maturity date to March 6, 2005. On September 1, 2004, the Company amended and restated the Credit Agreement once again, increasing the borrowing capacity to $375.0 million. This latter amended and restated Credit Agreement provided the Company with access to senior secured credit facilities including a $150.0 million five-year Term Loan and a $225.0 million five-year Revolving Line of Credit (the "Credit Line"). Proceeds from the Credit Agreement were used to fund the Nash Elmo acquisition and retire debt outstanding under its previously existing Credit Line and Term Loan.

The Credit Line matures on September 1, 2009. On December 31, 2004, the Credit Line had an outstanding principal balance of $113.6 million, leaving $111.4 million available for letters of credit or future use, subject to the terms of the Credit Line.

The $150.0 million Term Loan has a final maturity of September 1, 2009. The Term Loan requires principal payments totaling $7.5 million, $15.0 million, $22.5 million, $37.5 million and $67.5 million in years one through five, respectively. Other terms and conditions of the Term Loan are similar to those of the Credit Line.

The Company's borrowing arrangements permit certain investments and dividend payments and are generally unsecured with the exception of the Credit Agreement, which requires the pledge of the stock of certain wholly-owned subsidiaries, and a security interest in the Company's manufacturing facility in Bad Neustadt, Germany. There are no material restrictions on the Company as a result of its credit arrangements, other than customary covenants regarding certain earnings, liquidity and capital ratios.

On September 24, 2003, the Company filed with the Securities and Exchange Commission ("SEC") a shelf registration statement regarding $150 million of its securities. In March 2004, the Company sold 3.45 million shares of common stock lowering the amount of securities available on the shelf to $65.5 million. On January 31, 2005, the Company filed a second shelf registration statement regarding $184.5 million of its securities, bringing the total securities currently available to $250.0 million. The registration statement has since been declared effective by the SEC and allows the Company to complete one or more offerings of its common stock, preferred stock, debt securities or warrants. The Company intends to use the net proceeds from any offerings for acquisitions, capital expenditures, repayment of borrowings, working capital and other general corporate purposes.

As discussed under the Recent Development section above, on March 8, 2005, the Company executed an agreement and plan of merger ("Merger Agreement") through which it expects to effectively acquire all the outstanding shares of Thomas. The Company's acquisition of Thomas through the Merger Agreement is not contingent on the Company's ability to finance the transaction.

Simultaneously with the execution of the Merger Agreement, the Company executed a Commitment Letter with Bear Stearns & Co., Inc. and JP Morgan Chase Bank, NA and affiliated parties (together, the "Commitment Parties"). This Commitment Letter obligates the Commitment Parties, subject to limited conditions, to provide senior secured credit facilities to the Company in the aggregate amount of $930.0 million if the Company's acquisition of Thomas is consummated. These credit facilities could be used by the Company to finance the acquisition of Thomas, pay related fees and expenses, refinance the existing indebtedness of the Company, and finance the Company's continuing operations after the acquisition of Thomas.

Although these credit facilities are available to the Company through the Commitment Letter, the Company currently plans to finance the Thomas acquisition through the amendment and expansion of its existing Credit Agreement, and the issuance of approximately $200 million of its common stock. In addition, the Company may choose to access the debt capital markets. The size and timing of the common stock offering and any debt financings are subject to prevailing market conditions.

Management currently expects the Company's cash flows in 2005 to be sufficient to fund its scheduled debt service and provide required resources for working capital and capital investments.

CONTRACTUAL OBLIGATIONS

At December 31, 2004, certain of the Company's contractual obligations, including estimated payments due by period, are as follows (dollars in thousands):

                                                                       PAYMENTS DUE BY PERIOD
                                               ------------------------------------------------------------------
                                                    LESS THAN                                         MORE THAN
   CONTRACTUAL OBLIGATIONS           TOTAL           1 YEAR        1 - 3 YEARS      3 - 5 YEARS        5 YEARS
 ----------------------------------------------------------------------------------------------------------------
   Debt                            $313,571         $ 32,949         $54,090         $210,496          $16,036
   Operating leases                  38,233            9,608          12,661            6,305            9,659
   Purchase obligations              73,339           73,231             108               --               --
 ----------------------------------------------------------------------------------------------------------------
   Total                           $425,143         $115,788         $66,859         $216,801          $25,695
 ----------------------------------------------------------------------------------------------------------------

Purchase obligations consist primarily of inventory purchases made in the normal course of business to meet operational requirements. The above table excludes $103.9 million of other non-current liabilities recorded in the balance sheet, which primarily consist of pension and other postretirement liabilities and deferred income taxes, because the timing of payments related to such liabilities is uncertain. The table also excludes interest payments on existing debt arrangements. For further information regarding the Company's debt arrangements and related interest rates, see Note 7 to the Consolidated Financial Statements.

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

NEW ACCOUNTING STANDARDS

In May 2004, the FASB issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," ("FAS 106-2"). FAS 106-2 supersedes Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," and provides guidance on the accounting, disclosure, effective date and transition related to the Prescription Drug Act. FAS 106-2 was effective for the third quarter of 2004. According to an actuarial assessment, the Company currently provides prescription drug benefits, which are actuarially equivalent to the Medicare prescription drug benefit, to certain retired and other employees and will therefore qualify for the subsidy. As a result, the Company accounted for the federal subsidy attributable to past services as an actuarial gain, which reduced the accumulated post-retirement benefit obligation. This actuarial gain is then amortized in future periods in accordance with Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The federal subsidy attributable to employee service rendered in current and future periods will reduce future net periodic postretirement benefit cost as those employees provide service. The Company has adopted FAS 106-2, resulting in a favorable impact to diluted earnings per share of $0.01 in 2004. The favorable impact to diluted earnings per share in 2005 is expected to be $0.02.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment to ARB No. 43, Chapter 4." This statement amends previous guidance and requires expensing for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, the statement requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its future consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," SFAS No. 123-R, "Share-Based Payment." SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. The Company will adopt SFAS No. 123-R in the third quarter of 2005 and currently expects an unfavorable impact on diluted earnings per share of approximately $0.03 to $0.05, in the second half of 2005.

In December 2004, the FASB issued Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," ("FAS 109-1"), and Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," ("FAS 109-2"). FAS 109-1 requires that companies who qualify for the recent tax law's deduction for domestic production activities to account for it as a special deduction under Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return. FAS 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specific disclosures for companies needing additional time to complete the evaluation. Both staff positions are effective immediately. During 2004, the Company determined that approximately $16.6 million of existing foreign earnings should meet the requirements of the American Jobs Creation Act of 2004 (the "AJCA"). The Company intends to repatriate these earnings during calendar 2005, as soon as the qualifying requirements are met. Since these earnings are no longer consider indefinitely reinvested, the Company accrued $0.9 million of income tax expense in 2004. In addition, the Company is evaluating the potential to repatriate other foreign earnings pursuant to the AJCA. Whether the Company repatriates their foreign earnings is dependent upon the Company's ability to meet the requirements of the AJCA with respect to these earnings. Until that determination is made, the Company will make no change in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries except with respect to the $16.6 million noted above. The range of additional amounts that the Company is considering for repatriation under the AJCA is between zero and $40 million. The potential range of income tax is between zero and $2.1 million.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company's financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates are described below. Management believes that the amounts recorded in the Company's financial statements related to these areas are based on their best judgments and estimates, although actual results could differ materially under different assumptions or conditions.

INVENTORIES

Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. As of December 31, 2004, $97.5 million (70%) of the Company's inventory is accounted for on a first-in, first-out (FIFO) basis with the remaining $40.9 million (30%) accounted for on a last-in, first-out (LIFO) basis. Management regularly reviews inventory for obsolescence to determine whether a write-down is necessary. Various factors are considered in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions.

GOODWILL AND OTHER INTANGIBLES

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." Among other things, this standard requires that intangible assets acquired in a business combination be recognized (at fair value) apart from goodwill if they meet one of two criteria - the contractual-legal criterion or the separability criterion. The Company has also adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of this standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. During the second quarter of 2004, the Company completed its annual impairment test and determined that no impairment existed. While management believes that its estimates of fair value are reasonable, different assumptions regarding such factors as product volumes, selling price changes, labor and material cost changes, productivity, interest rates and foreign exchange rates could affect such valuations.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension and other postretirement benefit obligations and expense (or income) are dependent on assumptions used in calculating such amounts. These assumptions include discount rate, rate of compensation increases, expected rates of return on plan assets and expected healthcare trend rates. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company's pension and other postretirement benefit obligations and future expense (or income). In addition, due to the significant declines in the financial markets in recent years, the fair value of the plan assets of certain of the Company's funded defined benefit pension plans was less than their accumulated benefit obligation at December 31, 2004. As a result, the Company has recorded a cumulative reduction to stockholders' equity (accumulated other comprehensive income) in the amount of $5.6 million (after tax) as of December 31, 2004. This non-cash reduction in stockholders' equity did not impact the Company's compliance with its existing debt covenants and could be reversed in future periods if a combination of factors, including interest rate increases, improved investment results and contributions, cause the pension plans to return to or exceed fully funded status. However, depending upon the performance of the equity and bond markets in 2005 and beyond, the Company could also be required to record additional charges to stockholders' equity in the future.

CONTINGENCIES

Contingencies, by their nature, relate to uncertainties that require management to exercise judgement both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of the potential loss. The most significant contingencies impacting the Company's financial statements are those related to product warranty, personal injury lawsuits, environmental remediation and the resolution of matters related to open tax years. For additional information on these matters, see Note 1,
Note 10 and Note 13 to the Consolidated Financial Statements.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

All of the statements in this Annual Report on Form 10-K, other than historical facts, are forward looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements made in Management's Discussion and Analysis, particularly under the caption "Outlook." As a general matter, forward-looking statements are those focused upon anticipated events or trends and expectations and beliefs relating to matters that are not historical in nature.

Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the ability to complete the Thomas acquisition and identify, negotiate and complete future acquisitions; (2) the speed with which the Company is able to integrate acquisitions and realize the related financial benefits; (3) the ability to maintain and to enter into key purchasing, supply and outsourcing relationships; (4) purchased material cost changes, including surcharges;
(5) the ability to effectively manage the transition of iron casting supply to alternate sources and the skill, commitment and availability of such alternate sources; (6) the successful implementation of other strategic initiatives, including, without limitation, restructuring plans, inventory reduction programs and other cost reduction efforts; (7) the domestic and/or worldwide level of oil and natural gas prices and oil and gas drilling and production, which affect demand for the Company's petroleum products; (8) changes in domestic and/or worldwide industrial production and industrial capacity utilization rates, which affect demand for the Company's compressor and vacuum products; (9) pricing of the Company's products; (10) the degree to which the Company is able to penetrate niche and international markets;
(11) changes in currency exchange rates (primarily between the U.S. dollar, the euro and the British pound); (12) changes in interest rates; (13) the ability to attract and retain quality management personnel; (14) market performance of pension plan assets and changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations; (15) the continued ability to effectively manage and defend litigation matters pending, or asserted in the future, against the Company; (16) the development and acceptance of the Company's new product offerings; (17) the continued successful implementation and utilization of the Company's electronic services; and (18) changes in laws and regulations, including accounting standards, tax requirements and interpretations or guidance related to the American Jobs Creation Act of 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company is exposed to market risk related to changes in interest rates, as well as European and other foreign currency exchange rates, and selectively uses derivative financial instruments, including forwards and swaps, to manage these risks. The Company does not hold derivatives for trading purposes. The value of market-risk sensitive derivatives and other financial instruments is subject to change as a result of movements in market rates and prices. Sensitivity analysis is one technique used to evaluate these impacts. Based on a hypothetical ten percent change in interest rates or ten percent weakening in the U.S. dollar across relevant foreign currencies, principally the euro, British pound and Chinese Yuan (if permitted to float independently of the U.S. dollar), the potential losses in future earnings, fair value and cash flows are not material to the Company.

All derivative instruments are reported on the balance sheet at fair value. For each derivative instrument designated as a cash flow hedge, the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. For each derivative instrument designated as a fair value hedge, the gain or loss on the derivative instrument and the offsetting gain or loss on the hedged item are recognized immediately in earnings. Currency fluctuations on non-U.S. dollar borrowings that have been designated as hedges on the Company's investment in a foreign subsidiary are included in other comprehensive income.

To effectively manage interest costs, the Company utilizes interest rate swaps as cash flow hedges of variable rate debt. Including the impact of interest rate swaps outstanding, the interest rate on approximately 50% of the Company's total borrowings were effectively fixed as of December 31, 2004. Also as part of its hedging strategy, the Company utilizes purchased option and forward exchange contracts as cash flow hedges to minimize the impact of currency fluctuations on transactions, cash flows and firm commitments. These contracts for the sale or purchase of European and other currencies generally mature within one year.

Notional transaction amounts and fair values for the Company's outstanding derivatives, by risk category and instrument type, as of December 31, 2004 and 2003, are summarized in Note 12, "Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments," contained in "Item 8. Financial Statements and Supplementary Data," of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

REPORT ON MANAGEMENT'S ASSESSMENT OF
INTERNAL CONTROL OVER FINANCIAL REPORTING

Gardner Denver management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in "Internal Control - Integrated Framework," management concluded that internal control over financial reporting was effective as of December 31, 2004, subject to the scope limitation with respect to Nash Elmo as discussed in the paragraph below.

Gardner Denver acquired Nash Elmo on September 1, 2004. As permitted by SEC guidance, management excluded from its assessment of the effectiveness of Gardner Denver's internal control over financial reporting as of December 31, 2004, Nash Elmo's internal control over financial reporting. Total assets related to Nash Elmo as of December 31, 2004 were $331 million and revenues for the four-month period subsequent to the acquisition (September 1 - December 31, 2004) were $84 million.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Gardner Denver, Inc.:

We have audited the accompanying consolidated balance sheets of Gardner Denver, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gardner Denver, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gardner Denver, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
St. Louis, Missouri
March 11, 2005

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Gardner Denver, Inc.:

We have audited management's assessment, included in the accompanying Report on Management's Assessment of Internal Control Over Financial Reporting, that Gardner Denver, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gardner Denver, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Gardner Denver, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by COSO.

The Company acquired Nash Elmo on September 1, 2004, and management excluded from its assessment of the effectiveness of Gardner Denver, Inc.'s internal control over financial reporting as of December 31, 2004, Nash Elmo's internal control over financial reporting. Total assets related to Nash Elmo at December 31, 2004 of $331 million and revenues for the four-month period subsequent to the acquisition (September 1 - December 31, 2004) of $84 million were included in the consolidated financial statements of Gardner Denver, Inc. and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Gardner Denver, Inc. also excluded an evaluation of the internal control over financial reporting of Nash Elmo.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gardner Denver, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
St. Louis, Missouri
March 11, 2005

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                              GARDNER DENVER, INC.

                                             YEARS ENDED DECEMBER 31
                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                            2004         2003         2002
-----------------------------------------------------------------------------------------------------------
REVENUES                                                                $739,539      439,530      418,158
COSTS AND EXPENSES:

    Cost of sales                                                        498,435      307,753      289,631
    Depreciation and amortization                                         21,901       14,566       14,139
    Selling and administrative expenses                                  157,453       85,326       79,400
    Interest expense                                                      10,102        4,748        6,365
    Other income, net                                                       (638)      (3,221)        (204)
-----------------------------------------------------------------------------------------------------------
TOTAL COSTS AND EXPENSES                                                 687,253      409,172      389,331
-----------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                52,286       30,358       28,827
PROVISION FOR INCOME TAXES                                                15,163        9,715        9,225
-----------------------------------------------------------------------------------------------------------

NET INCOME                                                              $ 37,123       20,643       19,602
-----------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE                                                $   1.96         1.29         1.24
-----------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE                                              $   1.92         1.27         1.22
-----------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.
-----------------------------------------------------------------------------------------------------------

                                                CONSOLIDATED BALANCE SHEETS

                                                   GARDNER DENVER, INC.

                                                        DECEMBER 31
                                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                                                      2004         2003
------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and equivalents                                                                        $   64,601      132,803
    Receivables, (net of allowances of $7,543 in 2004 and $4,534 in 2003)                          163,927       81,345
    Inventories, net                                                                               138,386       64,327
    Deferred income taxes                                                                            9,465        3,652
    Other current assets                                                                             9,143        5,682
------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                      385,522      287,809
------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                                 148,819       75,428
Goodwill                                                                                           374,159      205,488
Other intangibles, net                                                                             110,173       10,341
Deferred income taxes                                                                                   --        5,374
Other assets                                                                                         9,936        5,293
------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                           $1,028,609      589,733
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current maturities of long-term debt                              $   32,949       16,875
    Accounts payable and accrued liabilities                                                       206,069       84,081
------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                                 239,018      100,956
------------------------------------------------------------------------------------------------------------------------

Long-term debt, less current maturities                                                            280,256      165,756
Postretirement benefits other than pensions                                                         30,503       32,110
Deferred income taxes                                                                               21,324           --
Other liabilities                                                                                   52,032       25,006
------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                      $  623,133      323,828

Stockholders' equity:
    Common stock, $0.01 par value; 50,000,000 shares authorized; 19,947,570 and
      16,117,026 shares outstanding in 2004 and 2003, respectively                                     217          178
    Capital in excess of par value                                                                 262,091      174,474
    Retained earnings                                                                              139,430      102,307
    Accumulated other comprehensive income                                                          30,185       14,893
    Treasury stock at cost, 1,739,661 and 1,721,862 shares in 2004 and 2003, respectively          (26,447)     (25,947)
------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                                405,476      265,905
------------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                             $1,028,609      589,733
------------------------------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these statements.
------------------------------------------------------------------------------------------------------------------------

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       GARDNER DENVER, INC.

                                                     YEARS ENDED DECEMBER 31
                                                     (DOLLARS IN THOUSANDS)


                                                  Capital                           Accumulated
                                                 in Excess                             Other          Total
                                       Common     of Par      Treasury  Retained   Comprehensive   Stockholders'    Comprehensive
                                        Stock      Value        Stock   Earnings   Income (Loss)      Equity            Income
----------------------------------------------------------------------------------------------------------------------------------

Balance January 1, 2002                  $ 174    166,262     (25,602)   62,062       (4,168)         198,728
                                     ----------------------------------------------------------------------------

Stock issued for benefit plans and
  options                                    3      4,785                                               4,788
Treasury stock                                                   (217)                                   (217)
Net income                                                               19,602                        19,602           19,602
Foreign currency translation
  adjustments                                                                          8,482            8,482            8,482
Minimum pension liability
  adjustments, net of tax
  of $4,976                                                                           (8,460)          (8,460)          (8,460)
                                                                                                                   ---------------
                                                                                                                        19,624
                                     ----------------------------------------------------------------------------  ---------------
Balance December 31, 2002                $ 177    171,047     (25,819)   81,664       (4,146)         222,923
                                     ----------------------------------------------------------------------------

Stock issued for benefit plans and
  options                                    1      3,427                                               3,428
Treasury stock                                                   (128)                                   (128)
Net income                                                               20,643                        20,643           20,643
Foreign currency translation
  adjustments                                                                         15,734           15,734           15,734
Minimum pension liability
  adjustments, net of tax
  of $(1,678)                                                                          3,305            3,305            3,305
                                                                                                                   ---------------
                                                                                                                        39,682
                                     ----------------------------------------------------------------------------  ---------------
Balance December 31, 2003                $ 178    174,474     (25,947)  102,307       14,893          265,905
                                     ----------------------------------------------------------------------------

Stock offering                              35     79,522                                              79,557
Stock issued for benefit plans
  and options                                4      8,095                                               8,099
Treasury stock                                                   (500)                                   (500)
Net income                                                               37,123                        37,123           37,123
Foreign currency translation
  adjustments                                                                         15,712           15,712           15,712
Minimum pension liability
  adjustments, net of tax
  of $140
                                                                                        (420)            (420)            (420)
                                                                                                                   ---------------
                                                                                                                        52,415
                                     ----------------------------------------------------------------------------  ---------------
Balance December 31, 2004                $ 217    262,091     (26,447)  139,430       30,185          405,476
                                     ----------------------------------------------------------------------------


The accompanying notes are an integral part of these statements.
----------------------------------------------------------------------------------------------------------------------------------

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                GARDNER DENVER, INC.

                                              YEARS ENDED DECEMBER 31
                                              (DOLLARS IN THOUSANDS)


                                                                              2004           2003            2002
-------------------------------------------------------------------------------------------------------------------

  Cash flows from operating activities:
      Net income                                                          $  37,123         20,643          19,602
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                       21,901         14,566          14,139
         Unrealized foreign currency transaction gain, net                     (980)        (3,212)             --
         Net gain on asset dispositions                                         (40)          (370)            (20)
         LIFO liquidation income                                               (132)          (367)           (394)
         Stock issued for employee benefit plans                              3,239          2,434           2,342
         Deferred income taxes                                                  537          5,724           2,455
         Changes in assets and liabilities:
              Receivables                                                    (6,011)        (3,568)         13,321
              Inventories                                                    (1,745)         7,270          11,254
              Accounts payable and accrued liabilities                       20,526          4,095          (9,313)
              Other assets and liabilities, net                               2,334           (932)           (905)
-------------------------------------------------------------------------------------------------------------------
                 Net cash provided by operating activities                   76,752         46,283          52,481
-------------------------------------------------------------------------------------------------------------------

  Cash flows from investing activities:
        Business acquisitions, net of cash acquired                        (295,313)        (2,402)             --
        Capital expenditures                                                (19,550)       (11,950)        (13,641)
        Disposals of property, plant and equipment                              557          1,959             200
        Foreign currency hedging transactions                                (1,258)            --              (5)
        Other                                                                    --           (516)             --
-------------------------------------------------------------------------------------------------------------------
                 Net cash used in investing activities                     (315,564)       (12,909)        (13,446)
-------------------------------------------------------------------------------------------------------------------

  Cash flows from financing activities:
        Principal payments on short-term borrowings                          (3,648)            --              --
        Proceeds from short-term borrowings                                     327             --              --
        Principal payments on long-term debt                               (274,470)       (59,532)       (109,442)
        Proceeds from long-term debt                                        362,533        122,000          62,000
        Proceeds from issuance of common stock                               79,557             --              --
        Proceeds from stock options                                           4,860            993           2,446
        Purchase of treasury stock                                             (500)          (128)           (217)
        Debt issuance costs                                                  (1,847)          (302)           (754)
-------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) financing activities        166,812         63,031         (45,967)
-------------------------------------------------------------------------------------------------------------------

  Effect of exchange rate changes on cash and equivalents                     3,798         10,731           2,619
-------------------------------------------------------------------------------------------------------------------

  (Decrease) increase in cash and equivalents                               (68,202)       107,136          (4,313)
  Cash and equivalents, beginning of year                                   132,803         25,667          29,980
-------------------------------------------------------------------------------------------------------------------
  Cash and equivalents, end of year                                       $  64,601        132,803          25,667
-------------------------------------------------------------------------------------------------------------------


  The accompanying notes are an integral part of these statements.
-------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GARDNER DENVER, INC.
(Dollars in thousands except per share amounts or amounts described in millions)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements reflect the operations of Gardner Denver, Inc. ("Gardner Denver" or the "Company") and its subsidiaries. Certain prior year amounts have been reclassified to conform with current year presentation.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign operations are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in accumulated other comprehensive income, a separate component of stockholders' equity.

REVENUE RECOGNITION

The Company recognizes product revenue when the products are shipped and title passes to the customer and collection is reasonably assured. Service revenue is recognized when services are performed and earned and collection is reasonably assured.

CASH EQUIVALENTS

Cash equivalents are highly liquid investments (valued at cost, which approximates fair value) acquired with an original maturity of three months or less. As of December 31, 2003, (pound)62.4 million ($111.4 million) in cash was deposited on account to acquire the shares of Syltone (See Note 2). These funds were restricted for such use until the acquisition was consummated. As of December 31, 2004, cash of $5.3 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company and its subsidiaries.

INVENTORIES

Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. As of December 31, 2004, $97.5 million (70%) of the Company's inventory is accounted for on a first-in, first-out (FIFO) basis, with the remaining $40.9 million (30%) accounted for on a last-in, first-out (LIFO) basis.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: buildings - 10 to 45 years; machinery and equipment - 10 to 12 years; office furniture and equipment - 3 to 10 years; and tooling, dies, patterns, etc. - 3 to 7 years.

GOODWILL AND OTHER INTANGIBLES

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations." Among other things, this standard requires that intangible assets acquired in a business combination be recognized (at fair value) apart from goodwill if they meet one of two criteria - the contractual-legal criterion or the separability criterion. The Company has also adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of this standard, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value.

The Company uses the straight-line method to amortize intangible assets (subject to amortization) over their estimated useful lives, generally 5 to 20 years. During the second quarter of 2004, the Company completed its annual impairment test and determined that no impairment existed.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed are reported at the lower of the carrying amount or fair value, less costs to dispose.

PRODUCT WARRANTY

The Company's product warranty liability is calculated based primarily upon historical warranty claims experience. Management also factors into the product warranty accrual any specific warranty issues identified during the period which are expected to impact future periods and may not be consistent with historical claims experience. Product warranty accruals are reviewed regularly by management and adjusted from time to time when actual warranty claims experience differs from that estimated.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension and other postretirement benefit obligations and expense (or income) are dependent on assumptions used in calculating such amounts. These assumptions include the discount rate, rate of compensation increases, expected return on plan assets and expected healthcare trend rates. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods.

INCOME TAXES

The Company has determined tax expense and other deferred tax information based on the liability method. Deferred income taxes are provided to reflect temporary differences between financial and tax reporting.

RESEARCH AND DEVELOPMENT

Costs for research and development are expensed as incurred and were $6,186, $2,808 and $2,398 for the years ended December 31, 2004, 2003 and 2002, respectively.

FINANCIAL INSTRUMENTS

All derivative instruments are reported on the balance sheet at fair value. For each derivative instrument designated as a cash flow hedge, the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. For each derivative instrument designated as a fair value hedge, the gain or loss on the derivative instrument and the offsetting gain or loss on the hedged item are recognized immediately in earnings. Currency fluctuations on non-U.S. dollar borrowings that have been designated as hedges on the Company's investment in a foreign subsidiary are included in other comprehensive income.

STOCK-BASED COMPENSATION

As allowed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company measures its compensation cost of equity instruments issued under employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment to SFAS No. 123," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under APB No. 25, no compensation cost was recognized for the Company's stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards outstanding during 2004, 2003 and 2002 consistent with the provisions of this Statement, the Company's net income and earnings per share would have been as shown in the table below:

                                                                            2004       2003        2002
--------------------------------------------------------------------------------------------------------
Net income, as reported                                                  $37,123     20,643      19,602
Less: Total stock-based employee compensation expense determined
  under fair value method, net of related tax effects                     (1,359)    (1,252)     (1,274)
--------------------------------------------------------------------------------------------------------
Pro forma net income                                                     $35,764     19,391      18,328
--------------------------------------------------------------------------------------------------------

Earnings per share:
Basic earnings per share, as reported                                    $  1.96       1.29        1.24
Basic earnings per share, pro forma                                      $  1.89       1.21        1.16

Diluted earnings per share, as reported                                  $  1.92       1.27        1.22
Diluted earnings per share, pro forma                                    $  1.85       1.19        1.14
--------------------------------------------------------------------------------------------------------

Compensation costs charged against income (net of tax) for restricted stock issued under the Company's Incentive Plan totaled $0.2 million in 2003. There were no restricted stock awards in 2004 or in 2002.

COMPREHENSIVE INCOME

Items impacting the Company's comprehensive income, but not included in net income, consist of translation adjustments, including realized and unrealized gains and losses (net of income taxes) on the foreign currency hedge of the Company's investment in a foreign subsidiary, fair market value adjustments of interest rate swaps and additional minimum pension liability (net of income taxes). See Note 8 for further discussion of additional minimum pension liability adjustments.

NEW ACCOUNTING STANDARDS

In May 2004, the FASB issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," ("FAS 106-2"). FAS 106-2 supersedes Staff Position No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," and provides guidance on the accounting, disclosure, effective date and transition related to the Prescription Drug Act. FAS 106-2 was effective for the third quarter of 2004. According to an actuarial assessment, the Company currently provides prescription drug benefits, which are actuarially equivalent to the Medicare prescription drug benefit, to certain retired and other employees and will therefore qualify for the subsidy. As a result, the Company accounted for the federal subsidy attributable to past services as an actuarial gain, which reduced the accumulated post-retirement benefit obligation. This actuarial gain is then amortized in future periods in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The federal subsidy attributable to employee service rendered in current and future periods will reduce future net periodic postretirement benefit cost as those employees provide service. The Company has adopted FAS 106-2 resulting in a favorable impact to diluted earnings per share of $0.01 in 2004. The favorable impact to diluted earnings per share in 2005 is expected to be $0.02.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment to ARB No. 43, Chapter 4." This statement amends previous guidance and requires expensing for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, the statement requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its future consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," SFAS No. 123-R, "Share-Based Payment." SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. The Company will adopt SFAS No. 123-R in the third quarter of fiscal 2005 and currently expects an unfavorable impact on diluted earnings per share of approximately $0.03 to $0.05, in the second half of 2005.

In December 2004, the FASB issued Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," ("FAS 109-1"), and Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," ("FAS 109-2"). FAS 109-1 requires that companies who qualify for the recent tax law's deduction for domestic production activities to account for it as a special deduction under Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return. FAS 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the new tax law and requires specific disclosures for companies needing additional time to complete the evaluation. Both staff positions are effective immediately and the required income tax disclosures have been included in Note 10.

NOTE 2:  ACQUISITIONS

On September 1, 2004, the Company acquired nash_elmo Holdings, LLC ("Nash Elmo"). Nash Elmo is a leading global manufacturer of industrial vacuum pumps and is primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses' products are complementary to the Compressor and Vacuum Products segment's existing product portfolio. The purchase price of $224.6 million, including assumed bank debt (net of cash acquired) and direct acquisition costs, was paid in cash and the assumption of certain of Nash Elmo's debt ($10.4 million). There are no additional contingent payments or commitments related to this acquisition.

This acquisition has been accounted for by the purchase method and, accordingly, its results are included in the Company's consolidated financial statements from the date of acquisition. The purchase price (including direct acquisition costs) has been allocated primarily to receivables ($35,629); inventory ($47,749); property, plant and equipment ($34,461); intangible assets ($170,893); other assets ($6,880); accounts payable and accrued liabilities ($48,985); net deferred income tax liabilities ($18,515) and other long-term liabilities ($3,547), based on their estimated fair values on the date of acquisition. This allocation reflects the Company's preliminary estimates of the purchase price allocation and is subject to change upon completion of appraisals in 2005. Further, other assets and liabilities may be identified to which a portion of the purchase price could be allocated.

The following table summarizes the preliminary fair values of the intangible assets acquired in the Nash Elmo acquisition:

------------------------------------------------------------------------
Amortized intangible assets:
           Customer lists and relationships                    $ 44,000
           Other                                                  7,245
Unamortized intangible assets:
           Goodwill                                              91,648
           Tradenames                                            28,000
------------------------------------------------------------------------
Total intangible assets                                        $170,893
------------------------------------------------------------------------

The preliminary weighted average amortization period for customer lists and relationships and other amortized intangible assets is 20 years and 5 years, respectively. The total amount of goodwill that is expected to be deductible for tax purposes is approximately $10 to $15 million. The assignment of goodwill has been allocated to the Compressor and Vacuum Products segment.

On January 2, 2004, the Company acquired the outstanding shares of Syltone plc ("Syltone"), previously a publicly traded company listed on the London Stock Exchange. Syltone, previously headquartered in Bradford, United Kingdom ("U.K."), is one of the world's largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company's product lines. Syltone is also one of the world's largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. The purchase price of (pound)63.0 million (or approximately $112.5 million), including assumed bank debt (net of cash acquired) and direct acquisition costs, was paid in the form of cash ((pound)46.3 million), new loan notes ((pound)5.2 million) and the assumption of Syltone's existing bank debt, net of cash acquired ((pound)11.5 million). There are no additional contingent payments or commitments related to this acquisition.

This acquisition has been accounted for by the purchase method, and accordingly, its results are included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated primarily to receivables ($30,382); inventory ($20,554); property, plant and equipment ($33,488); intangible assets ($90,160); accounts payable and accrued liabilities ($40,581); net deferred income tax liabilities ($1,796) and other long-term liabilities ($19,658), based on their estimated fair values on the date of acquisition.

The following table summarizes the fair values of the intangible assets acquired in the Syltone acquisition:

-----------------------------------------------------------------------
Amortized intangible assets:
      Customer lists and relationships                         $ 8,000
      Other                                                      4,867
Unamortized intangible assets:
      Goodwill                                                  68,803
      Tradenames                                                 8,490
-----------------------------------------------------------------------
Total intangible assets                                        $90,160
-----------------------------------------------------------------------

The weighted average amortization period for customer lists and relationships and other amortized intangible assets is 20 years and 5 years, respectively. The total amount of goodwill that is expected to be deductible for tax purposes is not anticipated to be significant, given the stock nature of the acquisition. The assignment of goodwill has been allocated to the Compressor and Vacuum Products segment ($57,194) and the Fluid Transfer Products segment ($11,609). See Note 14 for additional segment information.

The following table summarizes the unaudited supplemental pro forma information as if the Nash Elmo and Syltone acquisitions had been completed on January 1, 2003 (this unaudited information is subject to change upon finalization of the purchase price allocation of Nash Elmo):

                                                                Unaudited
------------------------------------------------------------------------------------
                                                             2004             2003
------------------------------------------------------------------------------------

Revenues                                                 $895,856          790,696
Net Income                                                 43,043           20,356
Diluted earnings per share                               $   2.22             1.25
------------------------------------------------------------------------------------

The 2003 pro forma net income reflects the negative impact of a one-time adjustment on cost of sales of approximately $3.6 million stemming from recording Syltone's and Nash Elmo's inventory at fair value.

In August 2003, the Company paid $2.4 million to acquire certain assets and assume certain liabilities of a small machine shop operation in Odessa, Texas. This operation services and repairs well stimulation and drilling pumps serving the Permian Basin and thus, its financial results were included in the Fluid Transfer Products segment from the date of acquisition. There are no additional contingent payments or commitments related to this acquisition. The amounts assigned to goodwill and other intangible assets were inconsequential.

All acquisitions have been accounted for by the purchase method and, accordingly, their results are included in the Company's consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date.

NOTE 3: INVENTORIES

                                                                  2004            2003
---------------------------------------------------------------------------------------
Raw materials, including parts and subassemblies              $ 62,477          34,992
Work-in-process                                                 23,405           8,506
Finished goods                                                  57,321          25,362
---------------------------------------------------------------------------------------
                                                               143,203          68,860
Excess of FIFO costs over LIFO costs                            (4,817)         (4,533)
---------------------------------------------------------------------------------------
   Inventories, net                                           $138,386          64,327
---------------------------------------------------------------------------------------

During 2004, 2003 and 2002, reductions in inventory quantities (net of acquisitions) resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years. The effect was to increase net income in 2004, 2003 and 2002 by $94, $249 and $268, respectively. It is the Company's policy to record the earnings effect of LIFO inventory liquidations in the quarter which a decrease for the entire year becomes certain. In each of the years 2002 through 2004, the LIFO liquidation income was recorded in the fourth quarter. The Company believes that FIFO costs in the aggregate approximates replacement or current cost and thus the excess of replacement or current cost over LIFO value was $4.8 million and $4.5 million as of December 31, 2004 and 2003, respectively.

NOTE 4:  PROPERTY, PLANT AND EQUIPMENT

                                                                   2004           2003
---------------------------------------------------------------------------------------
Land and land improvements                                     $ 15,304          8,710
Buildings                                                        75,482         41,727
Machinery and equipment                                         141,130        114,594
Tooling, dies, patterns, etc.                                    23,516         13,884
Office furniture and equipment                                   22,715         14,574
Other                                                            10,242          6,780
Construction in progress                                          4,664          2,612
---------------------------------------------------------------------------------------
                                                                293,053        202,881
Accumulated depreciation                                       (144,234)      (127,453)
---------------------------------------------------------------------------------------
   Property, plant and equipment, net                          $148,819         75,428
---------------------------------------------------------------------------------------

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

As discussed in Note 1, the Company has adopted SFAS No. 142. This statement required, among other things, the discontinuation of goodwill amortization, assignment of goodwill to reporting units, and completion of a transitional goodwill impairment test. Substantially all goodwill was assigned to the reporting unit that acquired the business. Under the impairment test, if a reporting unit's carrying amount exceeds its estimated fair value, a goodwill impairment is recognized to the extent that the reporting unit's carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of each reporting unit was estimated using discounted cash flows and market multiples. During the second quarter of 2004, the Company completed its annual impairment test and determined that no impairment existed.

The changes in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2004 and 2003 are as follows:

                                                                            Fluid
                                                    Compressor &         Transfer
                                                 Vacuum Products         Products           Total
--------------------------------------------------------------------------------------------------
Balance as of January 1, 2003                           $176,230           25,531         201,761
Acquisitions                                                  --              103             103
Foreign currency translation                               3,624               --           3,624
--------------------------------------------------------------------------------------------------
Balance as of December 31, 2003                          179,854           25,634         205,488
Acquisitions                                             148,842           11,609         160,451
Foreign currency translation                               7,379              841           8,220
--------------------------------------------------------------------------------------------------
Balance as of December 31, 2004                         $336,075           38,084         374,159
--------------------------------------------------------------------------------------------------

Other intangible assets at December 31, 2004 and 2003 consisted of the following:

                                                     December 31, 2004                 December 31, 2003
                                              -------------------------------------------------------------------
                                               Gross Carrying    Accumulated    Gross Carrying      Accumulated
                                                       Amount   Amortization            Amount     Amortization
-----------------------------------------------------------------------------------------------------------------
Amortized intangible assets:
   Customer lists and relationships                  $ 53,855         (2,153)            1,295             (927)
   Acquired technology                                 19,218         (9,732)           13,312           (8,002)
   Other                                               11,352         (2,508)            2,943           (1,337)
Unamortized intangible assets:
   Trademarks                                          40,141             --             3,057               --
-----------------------------------------------------------------------------------------------------------------
      Total other intangible assets                  $124,566        (14,393)           20,607          (10,266)
-----------------------------------------------------------------------------------------------------------------

Amortization of intangible assets was $4.4 million and $1.4 million in 2004 and 2003, respectively. Amortization of intangible assets is anticipated to be approximately $7.0 million per year for 2005 through 2009 based upon intangible assets with finite useful lives included in the balance sheet as of December 31, 2004.

NOTE 6:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                            2004          2003
-----------------------------------------------------------------------------------------------
Accounts payable-trade                                                  $ 81,977        39,691
Salaries, wages and related fringe benefits                               39,251        14,661
Taxes                                                                     12,860         3,422
Advance payments on sales contracts                                       11,600         1,000
Product warranty                                                          10,671         6,635
Product liability, workers' compensation and insurance                     8,030         5,046
Other                                                                     41,680        13,626
-----------------------------------------------------------------------------------------------
   Total accounts payable and accrued liabilities                       $206,069        84,081
-----------------------------------------------------------------------------------------------

A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                                       2004          2003        2002
-------------------------------------------------------------------------------------------------------
Balance as of January 1                                             $ 6,635         7,060       7,578
Product warranty accruals                                             7,476         5,420       5,281
Settlements                                                          (7,611)       (6,171)     (6,126)
Other (primarily acquisitions and foreign currency translation)       4,171           326         327
-------------------------------------------------------------------------------------------------------
Balance as of December 31                                           $10,671         6,635       7,060
-------------------------------------------------------------------------------------------------------

NOTE 7: DEBT

                                                                       2004          2003
--------------------------------------------------------------------------------------------
SHORT-TERM DEBT:
  Revolving Loans, due 2005 (1)                                    $ 10,898            --
  Other                                                               1,729            --
--------------------------------------------------------------------------------------------
Total short-term debt                                              $ 12,627            --
--------------------------------------------------------------------------------------------

LONG-TERM DEBT:
  Credit Line, due 2009 (2)                                        $113,635       114,000
  Term Loan, due 2009 (3)                                           148,125        45,625
  Secured Mortgages at 4.6%, due 2022 (4)                            10,362            --
  Unsecured Senior Note at 7.3%, due 2006                            10,000        15,000
  Variable Rate Industrial Revenue Bonds, due 2018 (5)                8,000         8,000
  Term Loans, due 2007 (6)                                            6,001            --
  Other                                                               4,455             6
--------------------------------------------------------------------------------------------
Total long-term debt including current maturities                   300,578       182,631
Current maturities of long-term debt                                 20,322        16,875
--------------------------------------------------------------------------------------------
Long-term debt, less current maturities                            $280,256       165,756
--------------------------------------------------------------------------------------------

(1) This amount consists of three loan agreements with similar terms assumed in the 2004 acquisition of Syltone. The loans are Euro denominated and had an outstanding balance of (euro)8,046 at December 31, 2004. At December 31, 2004 the rate on this debt was 2.9% and averaged 3.0% for the year ended December 31, 2004.

(2) The loans under this facility may be denominated in U.S. dollars or several foreign currencies. At December 31, 2004, the outstanding balance consisted of U.S. dollar borrowings of $73,000 and Euro borrowings of (euro)30,000. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency and were 4.2% and 4.0% as of December 31, 2004 for the U.S. dollar and Euro loans, respectively. The rates averaged 3.6% and 4.0% for the year ended December 31, 2004 for the U.S. dollar and Euro loans, respectively.

(3) The interest rate varies with prime, federal funds and/or LIBOR. As of December 31, 2004, this rate was 4.1% and averaged 3.5% for the year ended December 31, 2004.

(4) This amount consists of two commercial bank loans assumed in the 2004 acquisition of Nash Elmo with an outstanding balance of
     (euro)7,650 at December 31, 2004. The loans are secured by the Company's facility in Bad Neustadt, Germany and are net of unamortized discount of (euro)270.

(5) The interest rate varies with market rates for tax-exempt industrial revenue bonds. As of December 31, 2004, this rate was 2.1% and averaged 1.3% for the year ended December 31, 2004.

(6) This amount consists of two loan agreements with similar terms assumed in the 2004 acquisition of Syltone. The loans are denominated in British pounds and had an outstanding balance of (pound)3,133 at December 31, 2004. At December 31, 2004 the rate on this debt was 3.1% and averaged 3.1% for the year ended December 31, 2004.

On January 20, 1998, the Company entered into a Revolving Line of Credit Agreement (the "Credit Agreement") with an aggregate $125,000 borrowing capacity and terminated a previous agreement. On March 6, 2002, the Company amended and restated its Credit Agreement, increasing the aggregate borrowing capacity to $150,000 and extending the maturity date to March 6, 2005. On September 1, 2004, the Company amended and restated the Credit Agreement once again, increasing the borrowing capacity to $375,000. This latter amended and restated Credit Agreement provided the Company with access to senior secured credit facilities including a $150,000 five-year Term Loan and a $225,000 five-year Revolving Line of Credit (the "Credit Line"). Proceeds from the Credit Agreement were used to fund the Nash Elmo acquisition and retire debt outstanding under its previously existing Credit Line and Term Loan.

The Credit Line has a borrowing capacity of $225,000 and the total debt balance is due upon final maturity on September 1, 2009. On December 31, 2004, the Credit Line had an outstanding principal balance of $113,635, leaving $111,365 available for letters of credit or future use, subject to the terms of the Credit Line.

The $150,000 Term Loan has a final maturity of September 1, 2009. The Term Loan requires principal payments totaling $7,500, $15,000, $22,500, $37,500 and $67,500 in years one through five, respectively. Other terms and conditions of the Term Loan are similar to those of the Credit Line.

In September 1996, the Company obtained fixed rate financing by entering into an unsecured senior note agreement for $35,000. This note has a ten-year final, seven-year average maturity, with principal payments that began in 2000.

On April 23, 1998, the Fayette County Development Authority issued $9,500 in industrial revenue bonds, on behalf of the Company, to finance the cost of constructing and equipping a new manufacturing facility in Peachtree City, Georgia. On July 2, 2001, the Company prepaid $1,500 of principal from unused funds. The remaining principal for these industrial revenue bonds is to be repaid in full on March 1, 2018. These industrial revenue bonds are secured by an $8,100 letter of credit.

The Company's borrowing arrangements permit certain investments and dividend payments and are generally unsecured with the exception of the Credit Agreement, which requires the pledge of the stock of certain wholly-owned subsidiaries, and a security interest in the Company's manufacturing facility in Bad Neustadt, Germany. There are no material restrictions on the Company as a result of its credit arrangements, other than customary covenants regarding certain earnings, liquidity and capital ratios.

Debt maturities for the five years subsequent to December 31, 2004 and thereafter, are $32,949, $26,022, $28,068, $45,618, $164,878 and $16,036,
respectively.

Cash paid for interest in 2004, 2003 and 2002 was $7,817, $4,498 and $6,263,
respectively.

The rentals for all operating leases were $7,814, $3,818, and $3,357 in 2004, 2003 and 2002, respectively. Future minimum rental payments for operating leases for the five years subsequent to December 31, 2004 and thereafter are $9,608, $7,252, $5,409, $4,305, $2,000 and $9,659,
respectively.

NOTE 8:  PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors retirement plans covering substantially all worldwide employees. Benefits are provided to employees under defined benefit pay-related and service-related plans, which are generally noncontributory in the U.S. and Germany and are generally contributory in the U.K. Annual Company contributions to U.S. retirement plans equal or exceed the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The retirement plans covering the employees of the Company's operation in Schopfheim, Germany are unfunded and the full amount of the pension benefit obligation is included as an accrued benefit liability on the Consolidated Balance Sheets.

With regard to the 2001 Belliss & Morcom acquisition, the majority of the employees are based in the U.K. and are provided retirement benefits under a contributory defined benefit pay and service-related plan. Under the Company's purchase agreement, these employees were allowed to continue to participate in the seller's benefit plan for a period of up to one year from the acquisition date. Within this one-year timeframe, the Company established a similar retirement plan arrangement allowing employees the option of transferring their accumulated benefit. The purchase agreement also required the transfer from the seller's plan of plan assets in excess of the transferred accumulated benefit obligation. As of December 31, 2002, the Company had not received this transfer and thus an estimate of this receivable was included in the reconciliation of fair value of plan assets table presented below. During 2003, the Company settled this receivable resulting in adjustments to the benefit obligation and fair value of plan assets for non-U.S. pension plans. These adjustments are included on the "acquisitions" line in the reconciliation table below. Participation in this plan was frozen as of January 1, 2004. Employees hired after that date participate in a contributory defined contribution plan.

With regard to the 2004 Syltone acquisition, the majority of the employees are based in the U.K. and Germany. In the U.K., the majority of these employees are provided benefits under a contributory defined benefit pay and service-related plan. Participation in this plan was frozen as of July 1, 2003. Employees hired after that date participate in a contributory defined contribution plan. In Germany, with regard to employees of the Syltone acquisition, employees are provided benefits under either a non-contributory defined benefit pay and service-related plan or under a contributory defined contribution plan.

With regard to the Nash Elmo 2004 acquisition, the majority of the employees are based in the U.S. and Germany. In the U.S., employees are provided benefits under both a non-contributory defined contribution plan and under another defined contribution plan with no Company contributions. In Germany, certain employees are covered by a non-contributory defined benefit pay and service related plan. Employees hired after October 2000, are covered by a non-contributory defined contribution plan.

Due to the significant declines in the financial markets, the fair value of the plan assets of certain of the Company's funded defined benefit pension plans was less than their accumulated benefit obligation at December 31, 2002. As a result, the Company recorded a non-cash charge to stockholders' equity (accumulated other comprehensive loss) in the amount of $8.5 million (net of income taxes of $5.0 million) in the fourth quarter of 2002. During 2003, the financial markets and the assets of the Company's funded benefit pension plans experienced significant gains. As a result, the Company recorded a credit to accumulated other comprehensive income of $3.3 million (net of income taxes of $1.7 million) to reduce its additional minimum pension liability. During 2004, the Company's recorded an additional non-cash charge to accumulated other comprehensive income of $0.4 million (net of income taxes of $0.1 million) to increase the additional minimum pension liability.

The Company also sponsors defined contribution plans. Benefits are determined and funded annually based on terms of the plans or as stipulated in a collective bargaining agreement. Certain of the Company's full-time salaried and nonunion hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company's matching contributions to the savings plans are in the form of the Company's common stock.

The full-time salaried and hourly employees of the Company's operations in Finland have pension benefits, which are guaranteed by the Finnish government. Although the plans are similar to defined benefit plans, the guarantee feature of the government causes the substance of the plans to be defined contribution. Therefore, the discounted future liability of these plans is not included in the liability for defined benefit plans, but the expense for the Company's contribution is included in the pension benefit cost for defined contribution plans.

Certain salaried employees in the U.S. who retired prior to 1989, as well as certain other employees who were near retirement and elected to receive certain benefits and certain Nash Elmo employees, have retiree medical, prescription and life insurance benefits. In most cases, the Nash Elmo retirees pay the entire cost of their coverage. No other active salaried employees have postretirement medical benefits. The hourly employees have separate plans with varying benefit formulas. In all cases, however, no currently active hourly employee, except for certain employees who are near retirement, will receive healthcare benefits after retirement. All of the Company's postretirement medical plans are unfunded.

The following tables provide a reconciliation of the changes in both the pension and other postretirement plans benefit obligations and fair value of assets over the two-year period ended December 31, 2004, and a statement of the funded status as of December 31, 2004 and 2003:

                                                               Pension Benefits
                                                     ----------------------------------------              Other
                                                         U.S. Plans          Non-U.S. Plans        Postretirement Benefits
                                                     -------------------   ------------------      -----------------------
                                                         2004     2003         2004     2003           2004         2003
  -------------------------------------------------------------------------------------------      -----------------------
  RECONCILIATION OF BENEFIT OBLIGATION
  Obligation as of January 1                         $ 58,531   55,633     $ 33,388   26,541       $ 27,664       28,391
  Service cost                                          2,119    1,988        4,187    1,528             16           12
  Interest cost                                         3,356    3,430        6,413    1,416          1,649        1,685
  Actuarial loss (gain)                                 1,129    2,156        1,248    3,617         (1,804)         139
  Employee contributions                                   --       --        1,065      415             --           --
  Benefit payments                                     (4,466)  (4,676)      (2,464)    (920)        (2,617)      (2,563)
  Acquisitions                                             --       --       98,652   (2,667)           585           --
  Effect of foreign currency exchange rate changes         --       --        7,994    3,458             --           --
  -------------------------------------------------------------------------------------------     ------------------------
       Obligation as of December 31                  $ 60,669   58,531     $150,483   33,388       $ 25,493       27,664
  -------------------------------------------------------------------------------------------     ------------------------

  RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
  Fair value of plan assets as of January 1          $ 44,305   40,539     $ 23,059   18,358
  Actual return on plan assets                          4,733    7,304        8,270    3,891
  Acquisitions                                             --       --       76,015     (996)
  Employer contributions                                3,201    1,138        3,394      102
  Employee contributions                                   --       --        1,065      415
  Benefit payments                                     (4,466)  (4,676)      (3,403)    (920)

  Effect of foreign currency exchange rate changes         --       --        5,994    2,209
  -------------------------------------------------------------------------------------------
       Fair value of plan assets as of December 31   $ 47,773   44,305     $114,394   23,059
  -------------------------------------------------------------------------------------------

  FUNDED STATUS
  Funded status as of December 31                    $(12,896) (14,226)    $(36,089) (10,329)      $(25,493)     (27,664)
  Unrecognized transition liability                         4        9           --       --            742           --
  Unrecognized prior-service cost                        (451)    (537)          --       --           (730)        (744)

  Unrecognized loss (gain)                              8,911    9,069        7,343    6,249         (7,723)      (6,082)
  -------------------------------------------------------------------------------------------     ------------------------
       Accrued benefit liability                     $ (4,432)  (5,685)    $(28,746)  (4,080)      $(33,204)     (34,490)
  -------------------------------------------------------------------------------------------     ------------------------

The total pension and other postretirement accrued benefit liability is included in the balance sheets in the following captions:

                                                                                   2004               2003
-----------------------------------------------------------------------------------------------------------
Deferred income taxes                                                          $  3,438              3,298
Accounts payable and accrued liabilities                                         (2,966)            (2,380)
Postretirement benefits other than pensions                                     (30,503)           (32,110)
Other liabilities                                                               (41,926)           (18,218)
Accumulated other comprehensive income                                            5,575              5,155
-----------------------------------------------------------------------------------------------------------
     Total pension and other postretirement accrued benefit liability          $(66,382)           (44,255)
-----------------------------------------------------------------------------------------------------------

The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at December 31, 2004 and 2003 are as follows:

                                                             December 31,
                                               ---------------------------------------
                                                  U.S. Plans         Non-U.S. Plans
                                               -----------------   -------------------
                                                  2004     2003        2004     2003
--------------------------------------------------------------------------------------
Accumulated benefit obligation                 $60,562   58,412    $119,094    4,360
Fair value of plan assets                      $47,773   44,305    $104,629       --
--------------------------------------------------------------------------------------

The following table provides the components of net periodic benefit expense (income) for the plans for the years ended December 31, 2004, 2003 and 2002:

                                                           Pension Benefits
                                           --------------------------------------------------              Other
                                                   U.S. Plans             Non-U.S. Plans           Postretirement Benefits
                                           ------------------------ --------------------------   --------------------------
                                             2004     2003    2002     2004     2003     2002      2004      2003     2002
---------------------------------------------------------------------------------------------------------------------------
Service cost                               $2,119    1,988   2,200  $ 4,187    1,529    1,288    $   16        12       17
Interest cost                               3,356    3,430   3,658    6,413    1,416    1,302     1,649     1,685    1,939
Expected return on plan assets             (3,701)  (3,269) (4,180)  (6,853)  (1,474)  (1,717)       --        --       --
Amortization of transition liability            5        5       8       --       --       --        25        --       --
Amortization of prior-service cost            (86)     (86)    (86)      --       --       --      (156)     (606)  (1,206)
Amortization of net loss (gain)               255      439       2      211      211        2      (559)     (958)    (829)
---------------------------------------------------------------------------------------------------------------------------
   Net periodic benefit expense (income)    1,948    2,507   1,602    3,958    1,682      875    $  975       133      (79)
---------------------------------------------------------------------------------------------------------------------------
Defined contribution plans                  3,021    2,548   2,576    1,677    1,378    1,281
-----------------------------------------------------------------------------------------------
   Total retirement expense                $4,969    5,055   4,178  $ 5,635    3,060    2,156
-----------------------------------------------------------------------------------------------

The following weighted average assumptions were used to determine the benefit obligations and net periodic benefit expense (income) for pension and other postretirement plans:

                                                              Pension and Other Postretirement Benefits
                                                 --------------------------------------------------------------------
                                                             U.S. Plans                        Non-U.S. Plans
                                                 -------------------------------         ----------------------------
                                                     2004       2003        2002         2004         2003      2002
---------------------------------------------------------------------------------------------------------------------
Discount rate (1)                                    6.0%        6.3         6.8         5.4%          5.5       5.6
Rate of increase in compensation levels (2)          5.0%        5.0         5.0         3.4%          3.5       3.3
Expected long-term rate of return on assets (2)      9.0%        9.0         9.0         7.6%          8.3       8.0
---------------------------------------------------------------------------------------------------------------------

   (1) Net periodic benefit expense (income) is determined by the previous year's discount rate
   (2) Applies only to pension plans

For measurement purposes, the annual rate of increase in the per capita cost of covered healthcare benefits assumed for 2004 was 8.4% for all participants. The rates were assumed to decrease gradually each year to a rate of 5.0% for 2010 and remain at that level thereafter.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement medical plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                                                  One-Percentage Point
                                                                                 Increase       Decrease
---------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost components of net
  periodic other postretirement benefit cost - increase (decrease)                 9.1%         (8.0%)
Effect on the postretirement benefit obligation - increase (decrease)              8.5%         (7.5%)
---------------------------------------------------------------------------------------------------------

The primary objectives for the investment of pension plan assets is to secure participant retirement benefits and to minimize reliance on contributions as a source of benefit security. Plan assets are invested consistent with the provisions of prudence and diversification rules of ERISA and with a long-term investment horizon. The expected return on plan assets assumption is determined by reviewing the investment return of the plans since inception and evaluating those returns in relation to expectations of various investment organizations to determine whether long-term future returns are expected to differ significantly from the past. The Company's pension plan asset allocations at December 31, 2004 and 2003, and target weighted-average allocations are as follows:


                                        U.S. Plans                Non-U.S. Plans
                                 ------------------------  ---------------------------
                                                 Current                      Current
                                     2004   2003  Target       2004     2003   Target
--------------------------------------------------------------------------------------
Asset category:
Equity securities                     70%    69%     70%        65%      81%      73%
Debt securities                       28%    29%     30%        26%       9%      25%
Other                                  2%     2%      -          9%      10%       2%
--------------------------------------------------------------------------------------
 Total                               100%   100%    100%       100%     100%     100%
--------------------------------------------------------------------------------------

The Company estimates that future benefit payments for the U.S. pension plans will be as follows: $4,360 in 2005, $5,154 in 2006, $4,483 in 2007,
$4,778 in 2008, $4,848 in 2009 and $26,594 in total over the five years 2010 through 2014. Using foreign exchange rates as of December 31, 2004, the Company estimates that future benefit payments for the non-U.S. pension plans will be as follows: $2,845 in 2005, $3,103 in 2006, $3,530 in 2007,
$3,578 in 2008, $3,984 in 2009 and $27,215 in total over the five years 2010 through 2014. In 2005, the Company expects to contribute $2,436 to U.S. pension plans and $5,050 to non-U.S. pension plans.

NOTE 9:  STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

At December 31, 2004 and 2003, 50,000,000 shares of $0.01 par value common stock and 10,000,000 shares of $0.01 par value preferred stock were authorized. Shares of common stock outstanding at December 31, 2004 and 2003 were 19,947,570 and 16,117,026, respectively. No shares of preferred stock were issued or outstanding at December 31, 2004 or 2003. The shares of preferred stock, which may be issued without further stockholder approval (except as may be required by applicable law or stock exchange rules), may be issued in one or more series, with the number of shares of each series and the rights, preferences and limitations of each series to be determined by the Board of Directors. The Company has a Stockholder's Rights Plan, under which each share of Gardner Denver's outstanding common stock has an associated preferred share purchase right. The rights are exercisable only under certain circumstances and allow holders of such rights to purchase common stock of Gardner Denver or an acquiring company at a discounted price, which generally would be 50% of the respective stock's current fair market value.

The following table details the calculation of basic and diluted earnings per share for the year ended December 31, 2004, 2003 and 2002:

                                                  2004                           2003                           2002
                                      ----------------------------   ---------------------------    ---------------------------
                                                             Amt.                          Amt.                           Amt.
                                      Net       Wtd. Avg.    Per     Net       Wtd. Avg.   Per      Net       Wtd. Avg.   Per
                                      Income    Shares       Share   Income    Shares      Share    Income    Shares      Share
                                      -------   ----------   -----   -------   ----------  -----    -------   ----------  -----
BASIC EARNINGS PER SHARE:
  Income available to common
    stockholders                      $37,123   18,954,841   $1.96   $20,643   16,060,979  $1.29    $19,602   15,854,239  $1.24

DILUTED EARNINGS PER SHARE:
  Effect of dilutive securities:
    Stock options granted and
      outstanding                                  422,639                        251,189                        187,356
--------------------------------------------------------------------------------------------------------------------------------
    Income available to common
      stockholders and assumed
      conversions                     $37,123   19,377,480   $1.92   $20,643   16,312,168  $1.27    $19,602   16,041,595  $1.22
--------------------------------------------------------------------------------------------------------------------------------

NOTE 10:  INCOME TAXES

Income before income taxes consist of the following:

                                                   2004        2003        2002
--------------------------------------------------------------------------------
U.S.                                            $26,934      23,913      22,216
Non-U.S.                                         25,352       6,445       6,611
--------------------------------------------------------------------------------
Income before income taxes                      $52,286      30,358      28,827
--------------------------------------------------------------------------------

The following table details the components of the provision for income taxes. A portion of these income taxes will be payable within one year and are therefore classified as current, while the remaining balance is deferred:

                                                   2004        2003        2002
--------------------------------------------------------------------------------
Current:
  U.S. federal                                  $ 8,458       2,977       4,944
  U.S. state and local                              692         340         542
  Non-U.S.                                        6,584         611       1,229

Deferred:
  U.S. federal                                     (513)      4,753       2,253
  U.S. state and local                              (44)        543         257
  Non-U.S.                                          (14)        491          --
--------------------------------------------------------------------------------
Provision for income taxes                      $15,163       9,715       9,225
--------------------------------------------------------------------------------

The U.S. federal corporate statutory rate is reconciled to the Company's effective income tax rate as follows:

                                                             2004        2003       2002
------------------------------------------------------------------------------------------
U.S. federal corporate statutory rate                        35.0%       35.0%      35.0%
State and local taxes, less federal tax benefit               1.2         2.6        2.5
Foreign income taxes                                         (4.4)         --         --
Export benefit                                               (2.5)       (3.0)      (2.8)
Other, net                                                   (0.3)       (2.6)      (2.7)
------------------------------------------------------------------------------------------
Effective income tax rate                                    29.0%       32.0%      32.0%
------------------------------------------------------------------------------------------

The principal items that gave rise to deferred income tax assets and liabilities follow:

                                                                      2004           2003
------------------------------------------------------------------------------------------
Deferred tax assets:
  Reserves and accruals                                           $ 31,971         14,506
  Postretirement benefits other than pensions                       12,491         13,446
  Tax loss carryforwards                                             7,123             --
  Foreign tax credit carryforwards                                     852             --
  Other                                                              4,729          3,014
------------------------------------------------------------------------------------------
Total deferred tax assets                                         $ 57,166         30,966

Valuation allowance                                               $ (4,705)            --
------------------------------------------------------------------------------------------

Deferred tax liabilities:
  LIFO inventory                                                  $ (3,766)        (3,493)
  Property, plant and equipment                                    (10,395)        (7,763)
  Intangibles                                                      (42,248)        (7,698)
  Other                                                             (7,911)        (2,986)
------------------------------------------------------------------------------------------
Total deferred tax liabilities                                    $(64,320)       (21,940)
------------------------------------------------------------------------------------------
Net deferred income tax (liability) asset                         $(11,859)         9,026
------------------------------------------------------------------------------------------

As of December 31, 2004, Gardner Denver has net operating loss carry-forwards from various jurisdictions of $24.7 million that result in a deferred tax asset of $7.1 million. It is more likely than not that a portion of these tax loss carry-forwards will not produce future benefits and a valuation allowance of $4.7 million has been established with respect to these losses. The expected expiration dates of the tax loss carryforwards are as follows; < 5 years, $5.6 million, 5 to 10 years, $0, 10 to 20 years, $4.6 million and $14.5 million have no expiration date. The reversal of the valuation allowance will reduce goodwill. In addition, the Company has a U.S. foreign tax credit carryforward of $0.9 million that expires in 5 to 10 years.

U.S. deferred income taxes are not provided on certain undistributed earnings of non-U.S. subsidiaries (approximately $54 million at December 31, 2004) because the Company intends to reinvest such earnings indefinitely or distribute them only when available foreign tax credits could significantly reduce the amount of U.S. taxes due on such distributions.

During the year, the Company recorded an income tax benefit related to favorable audit settlements in Finland and the U.S. of $1.4 million and $0.2 million, respectively.

On October 22, 2004, the American Jobs Creation Act (the "AJCA") was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations made either after the date of enactment in calendar year 2004 or throughout calendar year 2005. During calendar 2004, the Company did not repatriate any qualified earnings pursuant to the AJCA. However, the Company determined that approximately $16.6 million of existing foreign earnings will meet the requirements of the AJCA. The Company has determined that it will repatriate these earnings during calendar 2005, as soon as the AJCA's qualifying requirements are met. Since these earnings are no longer considered indefinitely reinvested, the Company accrued $0.9 million of income tax expense in 2004. In addition, the Company is evaluating the potential to repatriate other foreign earnings pursuant to the AJCA. Whether the Company repatriates their foreign earnings is dependent upon the Company's ability to meet the requirements of the AJCA with respect to these earnings. Until that determination is made, the Company will make no change in its current intention to indefinitely reinvest accumulated earnings of its foreign subsidiaries except with respect to the $16.6 million noted above. The range of additional amounts that the Company is considering for repatriation under the AJCA is between zero and $40 million. The related potential range of income tax is between zero and $2.1 million.

Cash paid for income taxes in 2004, 2003 and 2002 was $8,031, $5,220 and $6,512, respectively.

NOTE 11:  STOCK-BASED COMPENSATION PLANS

Under the Company's Long-Term Incentive Plan (the "Incentive Plan"), designated employees are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock grants or performance shares, as determined by the Management Development and Compensation Committee of the Board of Directors. An aggregate of 4,250,000 shares of common stock has been authorized for issuance under the Incentive Plan. Through December 31, 2004, the Company has granted options on 3,622,909 shares. Under the Incentive Plan, the option exercise price equals the fair market value of the common stock on the date of grant. Under the terms of existing awards, one-third of employee options granted become vested and exercisable on each of the first three anniversaries of the date of grant. The options granted to employees in 2002 and 2003 expire ten years after the date of grant. The options granted to employees in 2004 expire seven years after the date of grant.

Pursuant to the Incentive Plan, each nonemployee director was granted an option to purchase 4,500 shares of common stock on the day after the 2004, 2003 and 2002 annual meeting of stockholders. These options were granted at the fair market value of the common stock on the date of grant, become exercisable on the first anniversary of the date of grant (or upon retirement, death or cessation of service due to disability, if earlier) and expire five years after the date of grant.

The Company also has an employee stock purchase plan (the "Stock Purchase Plan"), a qualified plan under the requirements of Section 423 of the Internal Revenue Code, and has reserved 1,150,000 shares for issuance under this plan. The Stock Purchase Plan requires participants to have the purchase price of their options withheld from their pay over a one-year period. In November 2000, the Stock Purchase Plan was amended to permit eligible employees to purchase shares at the lesser of 85% of the fair market price of the common stock on either the offering date or the exercise date. The exercise date for the 2000 offering was January 2, 2002, at which time employees elected to purchase 68,323 shares at an offering price of $15.36 per share, 85% of the fair market price on the offering date.

In November 2001, the Stock Purchase Plan was offered to eligible employees under the same provisions as the 2000 offering. The exercise date for the 2001 offering was January 2, 2003, at which time employees elected to purchase 46,460 shares at an offering price of $17.08 per share, 85% of the fair market price on the exercise date.

In November 2002, the Stock Purchase Plan was offered to eligible employees under the same provisions as the 2001 offering. The exercise date for the 2002 offering was January 2, 2004, at which time employees elected to purchase 94,965 shares at an offering price of $12.72 per share, 85% of the fair market price on the offering date.

In November 2003, the Stock Purchase Plan was offered to eligible employees under the same provisions as the 2002 offering. The exercise date for the 2003 offering is January 3, 2005, at which time employees elected to purchase 69,548 shares at an offering price of $18.19 per share, 85% of the fair market price on the offering date.

No additional options were offered to employees under the Stock Purchase Plan in 2004.

A summary of the status of the Company's Incentive Plan at December 31, 2004, 2003 and 2002, and changes during the years then ended, is presented in the table and narrative below (underlying shares in thousands):

                                                       2004                  2003                 2002
                                               --------------------------------------------------------------
                                                Average               Average              Average
                                                  Price    Shares       Price    Shares      Price   Shares
-------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year           $17.54     1,367      $17.56     1,144     $17.26    1,106
Options granted                                  $28.46       263      $17.89       264     $20.35      221
Options exercised                                $29.61      (217)     $15.25       (13)    $16.37      (85)
Options canceled                                 $20.94       (10)     $23.20       (28)    $21.45      (98)
-------------------------------------------------------------------------------------------------------------
Options outstanding, end of year                 $19.67     1,403      $17.54     1,367     $17.56    1,144
-------------------------------------------------------------------------------------------------------------
Options exercisable, end of year                 $17.55       934      $17.07       940     $16.54      776
-------------------------------------------------------------------------------------------------------------

The following table summarizes information about fixed-price stock options outstanding at December 31, 2004 (underlying shares in thousands):

                                                      Outstanding                 Exercisable
                                         -----------------------------------   -----------------
                                                          Average
Range of                                                Remaining    Average            Average
Exercise Prices                          Shares  Contractual Life      Price    Shares    Price
------------------------------------------------------------------------------------------------
$5.00 to $10.00                             161               1.4     $ 8.71       161   $ 8.71
$10.01 to $15.00                            137               4.4     $12.83       137   $12.83
$15.01 to $20.00                            665               6.5     $18.50       456   $18.64
$20.01 to $30.00                            440               4.9     $27.57       180   $26.30
------------------------------------------------------------------------------------------------
Total                                     1,403               5.2     $19.67       934   $17.55
------------------------------------------------------------------------------------------------

The fair value of each option granted under the Incentive Plan and the Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for grants in 2004, 2003 and 2002, respectively: risk-free interest rates of 3.1%, 2.4% and 3.0%; expected volatility of 34%, 35% and 35%; and expected lives of 4.5, 3.8 and 3.3 years. The valuations assume no dividends are paid. The weighted average fair values of options granted in 2004, 2003 and 2002 were $9.45, $5.77 and $5.84, respectively.

NOTE 12: OFF-BALANCE SHEET RISK, CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

There were no off-balance sheet derivative financial instruments as of December 31, 2004 or 2003.

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company's products are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not consider itself to have any significant concentrations of credit risk as of December 31, 2004.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and equivalents, trade receivables, trade payables and debt instruments. The book values of these instruments are not materially different from their respective fair values.

The Company selectively uses derivative financial instruments to manage interest costs and currency exchange risks. The Company does not hold derivatives for trading purposes. No credit loss is anticipated, as the counterparties to these agreements are major financial institutions with high credit ratings.


To effectively manage interest costs, the Company utilizes interest rate swaps as cash flow hedges of variable rate debt. Also as part of its hedging strategy, the Company utilizes purchased option and forward exchange contracts as cash flow hedges to minimize the impact of currency fluctuations on transactions, cash flows and firm commitments. These contracts for the sale or purchase of European and other currencies generally mature within one year.

Notional transaction amounts and fair values for the Company's outstanding derivatives, by risk category and instrument type, as of December 31, 2004 and 2003, are summarized as follows. Fair values of the derivatives do not consider the offsetting underlying hedged item.

                                                 2004                   2003
                                       ----------------------  ----------------------
                                         Notional       Fair     Notional       Fair
                                           Amount      Value       Amount      Value

--------------------------------------------------------------------------------------
Foreign currency forwards                $  6,129       (479)          --         --
Interest rate swaps                      $125,317        304           --         --
--------------------------------------------------------------------------------------

NOTE 13: CONTINGENCIES

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

NOTE 14:  SEGMENT INFORMATION

Subsequent to the acquisition of Nash Elmo and Syltone, the Company continues to be organized based upon the products and services it offers and has four operating divisions: Compressor, Blower, Liquid Ring Pump and Fluid Transfer. These divisions comprise two reportable segments, Compressor and Vacuum Products (formerly Compressed Air Products) and Fluid Transfer Products. The Compressor, Blower (which now includes the Syltone transportation-related activities and Nash Elmo's side channel blower business) and Liquid Ring Pump (consisting of Nash Elmo's liquid ring pump business) Divisions are aggregated into one reportable segment (Compressor and Vacuum Products) since the long-term financial performance of these businesses are affected by similar economic conditions, coupled with the similar nature of their products, manufacturing processes and other business characteristics. During the third quarter of 2004, the Company's former Pump and Fluid Transfer (which consisted of the Syltone fluid transfer-related activities) Divisions were combined into one division, Fluid Transfer. These two divisions were previously aggregated into one reportable segment (Fluid Transfer Products) primarily due to the same factors as noted above, and thus, there has been no change to the Fluid Transfer Products segment.

In the Compressor and Vacuum Products segment, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, sliding vane and centrifugal air compressors; positive displacement, centrifugal and side channel blowers; and liquid ring pumps and engineered systems. The markets served are primarily in the United States, Europe and Asia.

The Fluid Transfer Products segment designs, manufactures, markets and services a diverse group of pumps, water jetting systems and related aftermarket products used in oil and natural gas production, well servicing and drilling and industrial cleaning and maintenance. This segment also designs, manufactures, markets and services other fluid transfer components and equipment for the chemical, petroleum and food industries. The markets served are primarily the United States, Europe, Canada and Asia.

The accounting policies of the segments are the same as those described in
Note 1. The Company evaluates the performance of its segments based on income before interest expense, other income, net and income taxes. Certain assets attributable to corporate activity are not allocated to the segments. General corporate assets (unallocated assets) consist of cash and equivalents and deferred tax assets. Intersegment sales and transfers are not significant.

Summarized information about the Company's operations by business segment and by geographic area follows:

                                              Revenues                    Operating Earnings              Identifiable Assets
                                  -------------------------------  -------------------------------  ------------------------------
                                       2004      2003       2002       2004       2003       2002        2004      2003      2002
----------------------------------------------------------------------------------------------------------------------------------
Compressor and Vacuum Products     $589,382   369,023    350,036   $ 46,681     27,792     29,795  $  848,470   375,376   368,761
Fluid Transfer Products             150,157    70,507     68,122     15,069      4,093      5,193     106,073    72,528    68,240
                                  ------------------------------------------------------------------------------------------------
Total                              $739,539   439,530    418,158     61,750     31,885     34,988     954,543   447,904   437,001
                                  -------------------------------
Interest expense                                                    (10,102)    (4,748)    (6,365)
Other income, net                                                       638      3,221        204
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                         $ 52,286     30,358     28,827
                                                                   -------------------------------
General corporate (unallocated)                                                                        74,066   141,829    41,729
                                                                                                   -------------------------------
Total assets                                                                                       $1,028,609   589,733   478,730
                                                                                                   -------------------------------


                                                LIFO Liquidation            Depreciation and
                                                     Income               Amortization Expense             Capital Expenditures
                                          ---------------------------  ----------------------------  -----------------------------
                                           2004       2003      2002      2004      2003      2002         2004     2003     2002
----------------------------------------------------------------------------------------------------------------------------------
Compressor and Vacuum Products             $132        316       161   $17,902    11,739    11,517      $16,367    8,864    9,856
Fluid Transfer Products                      --         50       233     3,999     2,827     2,622        3,183    3,086    3,785
----------------------------------------------------------------------------------------------------------------------------------
Total                                      $132        366       394   $21,901    14,566    14,139      $19,550   11,950   13,641
----------------------------------------------------------------------------------------------------------------------------------

                                                               Revenues                      Property, Plant and Equipment
                                              ---------------------------------------    --------------------------------------
                                                   2004          2003           2002          2004         2003          2002
-------------------------------------------------------------------------------------------------------------------------------
United States                                  $327,551       253,592        264,536      $ 71,026       58,581        61,372
Europe                                          237,775        97,198         85,735        70,055       16,686        14,672
Asia                                             93,150        39,963         25,999         5,834           --            --
Canada                                           37,564        26,972         18,597           263           90            70
Latin America                                    32,227        17,401         17,773         1,532           71            48
Other                                            11,272         4,404          5,518           109           --            --
-------------------------------------------------------------------------------------------------------------------------------
Total                                          $739,539       439,530        418,158      $148,819       75,428        76,162
-------------------------------------------------------------------------------------------------------------------------------

NOTE 15:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                        First                Second                 Third                 Fourth
                                       Quarter               Quarter               Quarter               Quarter
                               ---------------------  -------------------   --------------------   --------------------
                                    2004       2003       2004      2003        2004       2003        2004       2003
-----------------------------------------------------------------------------------------------------------------------
Revenues                        $154,428    101,491    161,297   109,388     182,616    112,061     241,198    116,590
Gross margin (1)                $ 49,917     30,717     52,647    33,237      59,320     33,863      79,220     33,960
Net income (2), (3), (4)        $  6,557      3,520      8,276     5,346       8,654      5,277      13,636      6,500
Basic earnings per share        $   0.40       0.22       0.42      0.33        0.44       0.33        0.69       0.40
Diluted earnings per share      $   0.39       0.22       0.41      0.33        0.43       0.32        0.67       0.40

Common stock prices:
High                            $  30.30      20.44      28.96     20.80       28.53      25.10       37.95      24.99
Low                             $  23.75      16.35      24.55     18.10       25.36      20.05       27.15      19.95
-----------------------------------------------------------------------------------------------------------------------

(1)  Gross margin equals revenues less cost of sales.

(2) The quarter ended December 31, 2003 includes $2,184 from an unrealized foreign currency transaction gain and $1,946 in charges related to profitability improvement programs.

(3) The quarter ended March 31, 2004 includes $846 from an unrealized foreign currency transaction gain.

(4) The quarter ended December 31, 2004 includes the favorable impact of $939 stemming from an adjustment to depreciation and amortization expense due to finalizing the purchase price allocation for the Syltone acquisition. In addition, the effective income tax rate for the quarter ended December 31, 2004 was 18.3% due to net favorable income tax reductions that lowered the effective rate for the full year to 29.0%, compared to 32.0% for the prior year quarter and full year.

Gardner Denver, Inc. common stock (symbol GDI) has traded on the New York Stock Exchange since August 14, 1997, under the ticker symbol GDI. Prior to this date, the Company's common stock traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol GDMI.

NOTE 16:  SUBSEQUENT EVENT (UNAUDITED)

On March 8, 2005, the Company signed a definitive agreement to acquire Thomas Industries Inc. ("Thomas"), a New York Stock Exchange listed company trading under the ticker symbol "TII." Thomas is a worldwide leader in the design, manufacture and marketing of precision engineered pumps, compressors and blowers. The agreed-upon purchase price is $40.00 per share for all outstanding shares and share equivalents (approximately $734 million) and the assumption of $9.5 million of long-term capitalized lease obligations. As of December 31, 2004, Thomas had $267 million in cash, cash equivalents and short-term investments. The net transaction value, including assumed debt and net of cash, is approximately $476 million.

Thomas is a leading supplier of pumps, compressors and blowers to the original equipment manufacturer (OEM) market in such applications as medical equipment, gasoline vapor and refrigerant recovery, automotive and transportation applications, printing, packaging, tape drives and laboratory equipment. Thomas designs, manufacturers, markets, sells and services these products through worldwide operations with regional headquarters as follows: North American Group - Sheboygan, Wisconsin; European Group - Puchheim, Germany; and Asia Pacific Group - Hong Kong, China.

Thomas has wholly-owned operations in 21 countries on five continents. Its primary manufacturing facilities are located in Sheboygan, Wisconsin, Monroe, Louisiana, Skokie, Illinois and Syracuse, New York; Schopfheim, Fahrnau, Puchheim and Memmingen, Germany; and Wuxi, China. The manufacturing operations in the United States produce rotary vane, linear, piston and diaphragm pumps and compressors, and various liquid pump technologies. These products are directly sold worldwide to OEM's, as well as through fluid power and industrial distributors. The German operations manufacture a complementary line of rotary vane, linear, diaphragm, gear, side channel, radial, claw, screw and rotary lobe pumps, compressors and blowers, as well as various liquid pump technologies, air-centers and centralized systems. These products are also distributed worldwide. The manufacturing facility in China was constructed during late 2004 and will begin production in mid 2005.

Thomas' largest markets are Europe and the United States, which represent approximately 52% and 38% of its revenues, respectively. Of the total sales to Europe, approximately 61% are to Germany and 39% to other European countries. Approximately 10% of Thomas' revenues are generated in Asia Pacific. At December 31, 2004, Thomas employed approximately 2,200 people.

For the year ended December 31, 2004, Thomas' revenues and operating income were $410 million and $209 million, respectively. Operating income for this period included $19 million from Thomas' 32% interest in the Genlyte Thomas Group LLC (GTG), a joint venture formed with The Genlyte Group Incorporated (Genlyte) in 1998, and a $160 million nonrecurring gain on the sale of this joint venture in July 2004. For the twelve-month period of 2004, operating income from Thomas' Pumps and Compressors segment, net of corporate expenses, was $30 million.

Gardner Denver has received a debt commitment to fully finance the acquisition of Thomas. However, Gardner Denver intends to finance the acquisition through an amended and expanded senior secured bank facility and a public offering of approximately $200 million of its common stock. In addition, the Company may choose to access the debt capital markets. The acquisition is not conditioned upon completion of any of these financings and the size and timing of the equity and any debt financings are subject to prevailing market conditions.

The acquisition is expected to close in 2005 and is subject to the approval of Thomas' stockholders and other customary closing conditions, including the receipt of applicable regulatory approvals.

------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004 (the "Evaluation"). Based upon the Evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this annual report was being prepared.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm contained in "Item
8. Financial Statements and Supplementary Data," is hereby incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
--------------------------

None.

------------------------------------------------------------------------------

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The information concerning the Company's directors contained under "Election of Directors," "Nominees for Election," and "Directors Whose Terms of Office Will Continue After the Meeting," and the information contained in the first and third paragraphs under "Corporate Governance," the first, second and third sentences under "Board of Directors Committees - The Audit and Finance Committee," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Gardner Denver Proxy Statement, dated March 15, 2005, is hereby incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information with respect to Gardner Denver's executive officers as of March 10, 2005. These officers serve at the pleasure of the Board of Directors.

NAME                    POSITION                                                              AGE
----                    --------                                                              ---
Ross J. Centanni        Chairman, President and Chief Executive Officer                        59

Michael S. Carney       Vice President and General Manager, Blower Division                    47

Helen W. Cornell        Vice President, Finance and Chief Financial Officer                    46

Tracy D. Pagliara       Vice President, Administration, General Counsel and Secretary          42

J. Dennis Shull         Vice President and General Manager, Compressor Division                56

Richard C. Steber       Vice President and General Manager, Liquid Ring Pump Division          54

ROSS J. CENTANNI, age 59, has been President and Chief Executive Officer and a director of Gardner Denver since its incorporation in November 1993. He has been Chairman of Gardner Denver's Board of Directors since November 1998. Prior to Gardner Denver's spin-off from Cooper in April 1994, he was Vice President and General Manager of the Division, where he also served as Director of Marketing from August 1985 to June 1990. He has a B.S. degree in industrial technology and an M.B.A. degree from Louisiana State University. Mr. Centanni is a director of Esterline Technologies, a publicly held manufacturer of components for avionics, propulsion and guidance systems, and Denman Services, Inc., a privately held supplier of medical products. He is also a member of the Petroleum Equipment Suppliers Association Board of Directors and a member of the Executive Committee of the International Compressed Air and Allied Machinery Committee.

MICHAEL S. CARNEY, age 47, joined the Company as Vice President and General Manager, Gardner Denver Blower Division in November 2001. Prior to joining Gardner Denver, Mr. Carney worked for Woods Equipment Company from 1995 to May 2001. The last position he held with Woods was Vice President, Construction Business. From 1979 to 1995, Mr. Carney worked for General Electric Company in various management positions. Mr. Carney has a B.S.M.E. degree from the University of Notre Dame, an M.S.E.E. degree from the University of Cincinnati and an M.S.I.A. degree from Purdue University.

HELEN W. CORNELL, age 46, was appointed Vice President, Finance and Chief Financial Officer in August 2004. She served as Vice President and General Manager, Fluid Transfer Division and Operations Support of Gardner Denver from March 2004 until her promotion. She served as Vice President, Strategic Planning and Operations Support from August 2001 until March 2004 and Vice President, Compressor Operations for the Compressor and Pump Division from April 2000 until August 2001. From November 1993 until accepting her operations role, Ms. Cornell held positions of increasing responsibility as the Corporate Secretary and Treasurer of the Company, serving in the role of Vice President, Corporate Secretary and Treasurer from April 1996 until April 2000. She holds a B.S. degree in accounting from the University of Kentucky and an M.B.A. from Vanderbilt University. She is a Certified Public Accountant and a Certified Management Accountant.

TRACY D. PAGLIARA, age 42, was appointed Vice President, Administration, General Counsel and Secretary of Gardner Denver in March 2004. He previously served as Vice President, General Counsel and Secretary of Gardner Denver from August 2000 until his promotion. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara, a Certified Public Accountant, has a B.S. degree in accounting and a J.D. degree from the University of Illinois.

J. DENNIS SHULL, age 56, has been the Vice President and General Manager, Gardner Denver Compressor Division since January 2002. He previously served the Company as Vice President and General Manager, Gardner Denver Compressor and Pump Division since its organization in August 1997. Prior to August 1997, he served as Vice President, Sales and Marketing since the Company's incorporation in November 1993. From August 1990 until November 1993, Mr. Shull was the Director of Marketing for the Division. Mr. Shull has a B.S. degree in business from Northeast Missouri State University and an M.A. in business from Webster University.

RICHARD C. STEBER, age 54, has been the Vice President and General Manager, Gardner Denver Liquid Ring Pump Division since January 2005. He previously served the Company as Vice President and General Manager of the Gardner Denver Fluid Transfer Division (formerly the Gardner Denver Pump Division) from January 2002 until his promotion. Prior to joining Gardner Denver, he was employed by Goulds Pumps, a division of ITT Industries, for twenty-five years, most recently as the President and General Manager for Europe, Middle East and Africa. He previously held positions as Vice President for both the sales and marketing organizations at Goulds Pumps, with domestic and international responsibility. Mr. Steber has a B.S. degree in engineering from the State University of New York College of Environmental Science and Forestry at Syracuse University.

The Company's policy regarding Corporate Governance and its Code of Ethics and Business Conduct (the "Code") promotes the highest ethical standards in all of the Company's business dealings. The Code satisfies the SEC's requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and also the Company's Directors. The Code is available on the Company's Internet website at www.gardnerdenver.com. Any amendment to the Code will promptly be posted on the Company's website.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information related to executive compensation contained under "Compensation of Directors," "Executive Management Compensation" and "Employee and Executive Benefit Plans" of the Gardner Denver Proxy Statement, dated March 15, 2005, is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information contained under "Security Ownership of Management and Certain Beneficial Owners" of the Gardner Denver Proxy Statement, dated March 15, 2005, is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Information appearing under "Certain Relationships and Related Transactions" of the Gardner Denver Proxy Statement, dated March 15, 2005, is hereby incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

Information appearing under "Accounting Fees" of the Gardner Denver Proxy Statement, dated March 15, 2005, is hereby incorporated herein by reference.

------------------------------------------------------------------------------

                                   PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

a)   Documents filed as a part of this report:

     The following information is filed as part of this Form 10-K:

                                                                                                                           Page No.
                                                                                                                           --------
     Internal Controls - Report of Management's Assessment of Internal Control Over Financial Reporting                       20
     Internal Controls - Report of Independent Registered Public Accounting Firm                                              20
     Financial Statements - Report of Independent Registered Public Accounting Firm                                           21
     Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 2004                  22
     Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003                                                23
     Consolidated Statements of Stockholders' Equity for Each of the Three Years in the Period Ended December 31, 2004        24
     Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2004                  25
     Notes to the Consolidated Financial Statements                                                                         26-41

b)   Schedules

     The following financial statement schedule for the years ended December 31, 2004, 2003 and 2002 should be read in conjunction with the previously referenced financial statements:

     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
     (DOLLARS IN THOUSANDS)
     ----------------------------------------------------------------------------------------------------------------------------
                                            Balance at         Charged to         Charged to                            Balance
                                            Beginning           Costs and           Other                               At End
                                             Of Year            Expenses         Accounts (1)       Deductions          Of Year
                                        -----------------------------------------------------------------------------------------
     Allowance for Doubtful Accounts:

     2004                                     $4,534             $  918            $4,007            $(1,916)             7,543
                                        -----------------------------------------------------------------------------------------

     2003                                     $5,279             $  795            $  170            $(1,710)            $4,534
                                        -----------------------------------------------------------------------------------------

     2002                                     $5,229             $1,905            $  303            $(2,158)            $5,279
     ----------------------------------------------------------------------------------------------------------------------------

     (1) Includes the allowance for doubtful accounts of acquired businesses at the dates of acquisition and the effect of foreign currency translation adjustments for those companies whose functional currency is not the U.S. dollar.

c)   Exhibits

     2.1 Agreement and Plan of Merger dated July 28, 2004 by and among Gardner Denver, Inc., Neptune Holdings I, Inc, nash_elmo Holdings LLC and Audax Vacuum Corp, filed as Exhibit 2.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated September 2, 2004, and incorporated herein by reference.

     2.2 Form of Amendment to Agreement and Plan of Merger dated September 1, 2004 by and among Gardner Denver, Inc., Neptune Holdings I, Inc, nash_elmo Holdings LLC and Audax Vacuum Corp, filed as
            Exhibit 2.2 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated September 2, 2004, and incorporated herein by reference.

     2.3 Agreement and Plan of Merger dated July 28, 2004 by and among Gardner Denver, Inc., Neptune Holdings II, Inc. and nash_elmo Corp., filed as Exhibit 2.3 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated September 2, 2004, and incorporated herein by reference.

     2.4 Amendment to Agreement and Plan of Merger dated July 28, 2004 by and among Gardner Denver, Inc., Neptune Holdings II, Inc. and nash_elmo Corp., filed as Exhibit 2.4 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated September 2, 2004, and incorporated herein by reference.

     2.5 Escrow Agreement dated September 1, 2004 by and among Gardner Denver, Inc., Wells Fargo Bank, National Association, as escrow agent, and Audax Vacuum Corp., filed as Exhibit 2.5 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated September 2, 2004, and incorporated herein by reference.

     2.6 Agreement and Plan of Merger dated March 8, 2005 among Gardner Denver, Inc., PT Acquisition Corporation and Thomas Industries Inc., filed as Exhibit 2.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated March 9, 2005, and incorporated herein by reference.

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

     4.1 Amended and Restated Rights Agreement dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated January 21, 2005, and incorporated herein by reference.

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

     10.0+ Amended and Restated Credit Agreement dated September 1, 2004 by and among Gardner Denver, Inc., J.P. Morgan Securities, Inc., as lead arranger, and the other lenders named therein filed as
            Exhibit 10.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated September 2, 2004, and incorporated herein by reference.

     10.1* Gardner Denver, Inc. Long-Term Incentive Plan, as amended May 4, 2004, filed as Exhibit 10.1 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q dated May 10, 2004 and incorporated herein by reference.

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

     10.6* Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, as amended May 4, 1998 and March 7, 2000, with an effective date of April 1, 2000, filed as Exhibit 10.6 to Gardner Denver, Inc.'s Form 10-K, dated March 28, 2001, and incorporated herein by reference.

     10.7* Gardner Denver, Inc. Executive Stock Repurchase Program, as amended May 6, 2003 filed as Exhibit 10.7 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q dated May 8, 2003, and incorporated herein by reference.

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

     10.16* Salary Continuation Agreement dated August 16, 2004 between
            Gardner Denver, Inc. and Philip R. Roth, filed as Exhibit 10.1 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by reference.

     12     Ratio of Earnings to Fixed Charges.

     21     Subsidiaries of Gardner Denver, Inc.

     23     Consent of Independent Registered Public Accounting Firm.

     24     Power of Attorney.

     31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

     *      Management contract or compensatory plan.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GARDNER DENVER, INC.

                                      By /s/ Ross J. Centanni
                                        ------------------------
                                         Ross J. Centanni
                                         Chairman, President and CEO


Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2005, by the following persons on behalf of the registrant and in the capacities indicated.

          SIGNATURE                TITLE
----------------------------------------------------------------------------

   /s/ Ross J. Centanni            Chairman, President and CEO (Principal
-------------------------------    Executive Officer) and Director
       Ross J. Centanni


   /s/ Helen W. Cornell            Vice President, Finance and CFO
-------------------------------    (Principal Financial Officer)
       Helen W. Cornell


   /s/ Daniel C. Rizzo, Jr.        Vice President and Corporate Controller
-------------------------------    (Chief Accounting Officer)
       Daniel C. Rizzo, Jr.


              *                    Director
-------------------------------
       Donald G. Barger, Jr.


              *                    Director
-------------------------------
       Frank J. Hansen


              *                    Director
-------------------------------
       Raymond R. Hipp


              *                    Director
-------------------------------
       Thomas M. McKenna


              *                    Director
-------------------------------
       David D. Petratis


              *                    Director
-------------------------------
       Diane K. Schumacher


              *                    Director
-------------------------------
       Richard L. Thompson


              * By /s/ Tracy D. Pagliara
                   -------------------------
                       Tracy D. Pagliara
                       Attorney-in-fact

                            GARDNER DENVER, INC.
                              INDEX TO EXHIBITS


EXHIBIT NO. DESCRIPTION

     2.1 Agreement and Plan of Merger dated July 28, 2004 by and among Gardner Denver, Inc., Neptune Holdings I, Inc, nash_elmo Holdings LLC and Audax Vacuum Corp, filed as Exhibit 2.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated September 2, 2004, and incorporated herein by reference.

     2.2 Form of Amendment to Agreement and Plan of Merger dated September 1, 2004 by and among Gardner Denver, Inc., Neptune Holdings I, Inc, nash_elmo Holdings LLC and Audax Vacuum Corp, filed as
            Exhibit 2.2 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated September 2, 2004, and incorporated herein by reference.

     2.3 Agreement and Plan of Merger dated July 28, 2004 by and among Gardner Denver, Inc., Neptune Holdings II, Inc. and nash_elmo Corp., filed as Exhibit 2.3 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated September 2, 2004, and incorporated herein by reference.

     2.4 Amendment to Agreement and Plan of Merger dated July 28, 2004 by and among Gardner Denver, Inc., Neptune Holdings II, Inc. and nash_elmo Corp., filed as Exhibit 2.4 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated September 2, 2004, and incorporated herein by reference.

     2.5 Escrow Agreement dated September 1, 2004 by and among Gardner Denver, Inc., Wells Fargo Bank, National Association, as escrow agent, and Audax Vacuum Corp., filed as Exhibit 2.5 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated September 2, 2004, and incorporated herein by reference.

     2.6 Agreement and Plan of Merger dated March 8, 2005 among Gardner Denver, Inc., PT Acquisition Corporation and Thomas Industries Inc., filed as Exhibit 2.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated March 9, 2005, and incorporated herein by reference.

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

     4.1 Amended and Restated Rights Agreement dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated January 21, 2005, and incorporated herein by reference.

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

     10.0+ Amended and Restated Credit Agreement dated September 1, 2004 by and among Gardner Denver, Inc., J.P. Morgan Securities, Inc., as lead arranger, and the other lenders named therein filed as
            Exhibit 10.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated September 2, 2004, and incorporated herein by reference.

     10.1* Gardner Denver, Inc. Long-Term Incentive Plan, as amended May 4, 2004 filed as Exhibit 10.1 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q dated May 10, 2004, and incorporated herein by reference.

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

     10.6* Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, as amended May 4, 1998 and March 7, 2000, with an effective date of April 1, 2000, filed as Exhibit 10.6 to Gardner Denver, Inc.'s Form 10-K, dated March 28, 2001, and incorporated herein by reference.

     10.7* Gardner Denver, Inc. Executive Stock Repurchase Program, as amended May 6, 2003 filed as Exhibit 10.7 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q dated May 8, 2003, and incorporated herein by reference.

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

     10.16* Salary Continuation Agreement dated August 16, 2004 between
            Gardner Denver, Inc. and Philip R. Roth, filed as Exhibit 10.1 to Gardner Denver, Inc.'s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by reference.

     12     Ratio of Earnings to Fixed Charges.

     21     Subsidiaries of Gardner Denver, Inc.

     23     Consent of Independent Registered Public Accounting Firm.

     24     Power of Attorney.

     31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

     *      Management contract or compensatory plan.