Form 10-Q
period 2005-03-31
GARDNER DENVER INC
filed 2005-05-10
CIK 916459

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 2005


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
         Yes      X        No
            --------------   ---------------

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
         Yes      X        No
            --------------   ---------------

         Number of shares outstanding of the issuer's Common Stock, par value $0.01 per share, as of May 2, 2005: 20,122,571 shares.

===============================================================================


                                   PART I
                            FINANCIAL INFORMATION

                                 GARDNER DENVER, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (dollars in thousands, except per share amounts)
                                      (Unaudited)



                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                                2005           2004
                                                             ---------       ---------
Revenues                                                     $ 238,824         154,428
Costs and expenses
    Cost of sales                                              161,014         104,511
    Depreciation and amortization                                7,282           5,133
    Selling and administrative expenses                         52,424          34,903
    Interest expense                                             4,033           2,022
    Other income, net                                             (632)         (2,076)
                                                             ---------       ---------
Total costs and expenses                                       224,121         144,493
                                                             ---------       ---------

Income before income taxes                                      14,703           9,935
Provision for income taxes                                       4,411           3,378
                                                             ---------       ---------

Net income                                                   $  10,292           6,557
                                                             =========       =========

Basic earnings per share                                     $    0.51            0.40
                                                             =========       =========

Diluted earnings per share                                   $    0.50            0.39
                                                             =========       =========






       The accompanying notes are an integral part of this statement.

                                        GARDNER DENVER, INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands, except per share amounts)


                                                                    (UNAUDITED)
                                                                     MARCH 31,          DECEMBER 31,
                                                                       2005                 2004
                                                                   ------------         ------------
ASSETS
Current assets
    Cash and equivalents                                           $     52,697               64,601
    Receivables, net                                                    160,957              163,927
    Inventories, net                                                    134,357              138,386
    Deferred income taxes                                                 9,812                9,465
    Other current assets                                                 10,181                9,143
                                                                   ------------         ------------
         Total current assets                                           368,004              385,522
                                                                   ------------         ------------

Property, plant and equipment, net                                      145,483              148,819
Goodwill                                                                372,353              374,159
Other intangibles, net                                                  108,930              110,173
Other assets                                                             13,578                9,936
                                                                   ------------         ------------
    Total assets                                                   $  1,008,348            1,028,609
                                                                   ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Short-term borrowings and current maturities
          of long-term debt                                        $     26,345               32,949
    Accounts payable and accrued liabilities                            170,730              206,069
                                                                   ------------         ------------
         Total current liabilities                                      197,075              239,018
                                                                   ------------         ------------

Long-term debt, less current maturities                                 290,866              280,256
Postretirement benefits other than pensions                              30,402               30,503
Deferred income taxes                                                    23,960               21,324
Other liabilities                                                        50,594               52,032
                                                                   ------------         ------------
         Total liabilities                                         $    592,897              623,133
                                                                   ------------         ------------

Stockholders' equity
    Common stock, $0.01 par value; 50,000 shares authorized;
          20,106 shares outstanding at March 31, 2005                       219                  217
    Capital in excess of par value                                      265,963              262,091
    Retained earnings                                                   149,722              139,430
    Accumulated other comprehensive income                               26,812               30,185
    Treasury stock at cost, 1,760 shares at
          March 31, 2005                                                (27,265)             (26,447)
                                                                   ------------         ------------
         Total stockholders' equity                                     415,451              405,476
                                                                   ------------         ------------
         Total liabilities and stockholders' equity                $  1,008,348            1,028,609
                                                                   ============         ============

                   The accompanying notes are an integral part of this statement.

                                                 GARDNER DENVER, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (in thousands)
                                                     (Unaudited)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                        -----------------------------
                                                                                           2005              2004
                                                                                        -----------       -----------
Cash flows from operating activities
         Net income                                                                     $    10,292             6,557
         Adjustments to reconcile net income to net cash
            provided by operating activities
             Depreciation and amortization                                                    7,282             5,133
             Unrealized foreign currency transaction gain, net                                 (147)           (1,282)
             Net gain on asset dispositions                                                     (29)              (53)
             Stock issued for employee benefit plans                                            897               659
             Deferred income taxes                                                            1,029              (984)
             Changes in assets and liabilities
                  Receivables                                                                (4,772)             (774)
                  Inventories                                                                  (446)           (3,831)
                  Accounts payable and accrued liabilities                                  (21,951)           (3,007)
                  Other assets and liabilities, net                                          (4,205)            1,105
                                                                                        -----------       -----------
                      Net cash (used) provided by operating activities                      (12,050)            3,523
                                                                                        -----------       -----------

Cash flows from investing activities
         Business acquisitions, net of cash acquired                                           (896)          (81,322)
         Capital expenditures                                                                (5,154)           (3,849)
         Divestiture of non-core businesses                                                  (2,231)               --
         Disposals of property, plant and equipment                                              54               202
                                                                                        -----------       -----------
                      Net cash used in investing activities                                  (8,227)          (84,969)
                                                                                        -----------       -----------

Cash flows from financing activities
         Principal payments on short-term borrowings                                         (8,240)               --
         Principal payments on long-term debt                                               (23,365)         (124,056)
         Proceeds from long-term debt                                                        39,458            21,331
         Proceeds from issuance of common stock                                                  --            79,557
         Proceeds from stock options                                                          2,977             2,292
         Purchase of treasury stock                                                            (818)             (197)
                                                                                        -----------       -----------
                      Net cash provided by (used in) financing activities                    10,012           (21,073)
                                                                                        -----------       -----------

Effect of exchange rate changes on cash and equivalents                                      (1,639)            1,235
                                                                                        -----------       -----------

Decrease in cash and equivalents                                                            (11,904)         (101,284)
Cash and equivalents, beginning of period                                                    64,601           132,803
                                                                                        -----------       -----------
Cash and equivalents, end of period                                                     $    52,697            31,519
                                                                                        ===========       ===========



                              The accompanying notes are an integral part of this statement.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
  (in thousands, except per share amounts or amounts described in millions)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Gardner Denver, Inc. and its subsidiaries ("Gardner Denver" or the "Company"). All significant inter-company transactions and accounts have been eliminated.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Gardner Denver's Annual Report on Form 10-K for the year ended December 31, 2004.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

STOCK-BASED COMPENSATION PLANS

As allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company measures its compensation cost of equity instruments issued under employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted during the three months ended March 31, 2005 and 2004 were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; and accordingly, no compensation expense has been recognized. If the Company had accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, net income and basic and diluted earnings per share would have been as follows:

                                                                                THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                          -------------------------
                                                                            2005            2004
                                                                          ---------       ---------
Net income, as reported                                                  $  10,292           6,557
Less: Total stock-based employee compensation
   expense determined under fair value method, net of
   related tax effects                                                        (348)           (305)
                                                                          ---------       ---------
Pro forma net income                                                     $   9,944           6,252
                                                                          =========       =========
Basic earnings per share, as reported                                    $    0.51            0.40
                                                                          =========       =========
Basic earnings per share, pro forma                                      $    0.50            0.38
                                                                          =========       =========
Diluted earnings per share, as reported                                  $    0.50            0.39
                                                                          =========       =========
Diluted earnings per share, pro forma                                    $    0.48            0.37
                                                                          =========       =========

NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment to ARB No. 43, Chapter 4." This statement amends previous guidance and requires expensing for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, the statement requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its future consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," SFAS No. 123-R, "Share-Based Payment." SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. As allowed by the Securities Exchange Commission, the Company will adopt SFAS No. 123-R in the first quarter of 2006 and is currently evaluating its effect on the Company's financial condition, results of operations and cash flows.

NOTE 2.  CONSUMMATED ACQUISITIONS

On January 2, 2004, the Company acquired the outstanding shares of Syltone plc ("Syltone"), previously a publicly traded company listed on the London Stock Exchange. Syltone, previously headquartered in Bradford, United Kingdom ("U.K."), is one of the world's largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company's product lines. Syltone is also one of the world's largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. The purchase price of (pounds)63.0 million (or approximately $112.5 million), including assumed bank debt (net of cash acquired) and direct acquisition costs, was paid in the form of cash ((pounds)46.3 million), new loan notes ((pounds)5.2 million) and the assumption of Syltone's existing bank debt, net of cash acquired ((pounds)11.5 million). The purchase price allocation for Syltone was finalized in 2004 and no supplemental pro forma results are necessary as the Company's 2004 results included Syltone for the entire period presented.

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

The Nash Elmo purchase price (including direct acquisition costs) has been allocated primarily to receivables ($35,629); inventory ($47,749); property, plant and equipment ($34,461); intangible assets ($171,423); other assets ($6,880); accounts payable and accrued liabilities ($49,515); net deferred income tax liabilities ($18,515) and other long-term liabilities ($3,547), based on their estimated fair values on the date of acquisition. This allocation reflects the Company's preliminary estimates of the purchase price allocation and is subject to change upon completion of appraisals in 2005. Further, other assets and liabilities may be identified to which a portion of the purchase price could be allocated.

The following table summarizes the preliminary fair values of the intangible assets acquired in the Nash Elmo acquisition:

Amortized intangible assets:
           Customer lists and relationships                        $  44,000
           Other                                                       7,245
Unamortized intangible assets:
           Goodwill                                                   92,178
           Tradenames                                                 28,000
                                                                 ------------
Total intangible assets                                            $ 171,423
                                                                 ============

The preliminary weighted average amortization period for customer lists and relationships and other amortized intangible assets is 20 years and 5 years, respectively. The total amount of goodwill that is expected to be deductible for tax purposes is approximately $10 to $15 million. The assignment of goodwill has been allocated to the Compressor and Vacuum Products segment.

The following table summarizes the unaudited supplemental pro forma information for the three months ended March 31, 2004, as if the Nash Elmo acquisition had been completed on January 1, 2004 (this unaudited information is subject to change upon finalization of the purchase price allocation of Nash Elmo):

                                                                UNAUDITED
                                                            THREE MONTHS ENDED
                                                              MARCH 31, 2004
                                                            ------------------
Revenues                                                        $ 205,245
                                                            ==================
Net Income                                                      $   4,669
                                                            ==================
Diluted earnings per share                                      $    0.28
                                                            ==================

The 2004 pro forma net income reflects the negative impact of a one-time adjustment on cost of sales of approximately $1.2 million stemming from recording Nash Elmo's inventory at fair value.

In January 2005, the Company acquired certain assets associated with a small business that develops, manufactures and markets compressed air control system products. These products are complementary to the Compressor and Vacuum Products segment's existing product portfolio.

All acquisitions have been accounted for by the purchase method and, accordingly, their results are included in the Company's consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date.

NOTE 3.  INVENTORIES

                                                         MARCH 31,       DECEMBER 31,
                                                           2005              2004
                                                      -------------     -------------
Raw materials, including parts and
    subassemblies                                       $   59,169            62,477
Work-in-process                                             24,740            23,405
Finished goods                                              56,727            57,321
                                                      -------------     -------------
                                                           140,636           143,203
Excess of FIFO costs over LIFO costs                        (6,279)           (4,817)
                                                      -------------     -------------
     Inventories, net                                   $  134,357           138,386
                                                      =============     =============

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill attributable to each business segment for the three months ended March 31, 2005, are as follows:


                                                               COMPRESSOR &               FLUID
                                                                     VACUUM            TRANSFER
                                                                   PRODUCTS            PRODUCTS               TOTAL
                                                               ------------           ---------           ---------
Balance as of December 31, 2004                                $    336,075           $  38,084           $ 374,159
Acquisitions                                                            530                  --                 530
Foreign currency translation                                         (2,169)               (167)             (2,336)
                                                               ------------           ---------           ---------
Balance as of March 31, 2005                                   $    334,436           $  37,917           $ 372,353
                                                               ============           =========           =========

Other intangible assets at March 31, 2005 and December 31, 2004 consisted of the following:

                                                    MARCH 31, 2005                         DECEMBER 31, 2004
                                          ----------------------------------        ------------------------------
                                                GROSS                                     GROSS
                                             CARRYING            ACCUMULATED           CARRYING        ACCUMULATED
                                               AMOUNT           AMORTIZATION             AMOUNT       AMORTIZATION
                                          -----------           ------------        -----------       ------------
Amortized intangible assets:
   Customer lists and relationships       $    53,740           $     (2,819)            53,855             (2,153)
   Acquired technology                         19,723                (10,336)            19,218             (9,732)
   Other                                       11,676                 (3,076)            11,352             (2,508)
Unamortized intangible assets:
   Trademarks                                  40,022                     --             40,141                 --
                                          -----------           ------------        -----------       ------------
      Total other intangible assets       $   125,161           $    (16,231)           124,566            (14,393)
                                          ===========           ============        ===========       ============

Amortization of intangible assets was $1.8 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively. Amortization of intangible assets is anticipated to be approximately $7.0 million per year for 2005 through 2009 based upon intangible assets with finite useful lives included in the balance sheet as of December 31, 2004.

NOTE 5.  ACCRUED PRODUCT WARRANTY

The following is a rollforward of the Company's warranty accrual for the three months ended March 31, 2005 and 2004:

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                 ------------------------------
                                                                    2005               2004
                                                                 -----------        -----------
Balance at beginning of period                                    $   10,671              6,635
  Product warranty accruals                                            2,185              1,853
  Settlements                                                         (1,970)            (1,802)
  Other (acquisitions and foreign
      currency translation)                                             (154)             1,398
                                                                 -----------        -----------
Balance at end of period                                          $   10,732              8,084
                                                                 ===========        ===========

NOTE 6.  PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table provides the components of net periodic expense for the Company's defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2005 and 2004:

                                                            PENSION BENEFITS
                                              -----------------------------------------------             OTHER
                                                                                                      POSTRETIREMENT
                                                    U.S. PLANS           NON-U.S. PLANS                  BENEFITS
                                              ------------------------------------------------------------------------
                                                   2005        2004      2005         2004         2005         2004
                                              ------------------------------------------------------------------------
Service cost                                      $ 603         574    $ 1,250         791        $  --           --
Interest cost                                       888         853      1,991       1,310          380          425
Expected return on plan assets                     (975)       (950)    (2,038)     (1,286)          --           --
Amortization of transition liability                 --          --         --          --           --           --
Amortization of prior-service cost                  (25)        (24)        --           5          (25)         (25)
Amortization of net loss (gain)                     110          53         40          59         (150)         (65)
                                              ------------------------------------------------------------------------
   Net periodic expense                           $ 601         506    $ 1,243         879        $ 205          335
                                              ========================================================================

NOTE 7.  EARNINGS PER SHARE

The following table details the calculation of basic and diluted earnings per share:

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         ------------------------------
                                                                                             2005             2004
                                                                                         -------------    -------------
Basic EPS:
   Net income                                                                                $ 10,292            6,557
                                                                                         =============    =============
   Shares:
     Weighted average number of common shares outstanding                                      20,044           16,352
                                                                                         =============    =============
Basic earnings per common share                                                              $   0.51             0.40
                                                                                         =============    =============
Diluted EPS:
   Net income                                                                                $ 10,292            6,557
                                                                                         =============    =============
   Shares:
     Weighted average number of common shares outstanding                                      20,044           16,352
     Assuming conversion of dilutive stock options issued and outstanding                         594              401
                                                                                         -------------    -------------
     Weighted average number of common shares outstanding, as adjusted
                                                                                               20,638           16,753
                                                                                         =============    =============

Diluted earnings per common share                                                            $   0.50             0.39
                                                                                         =============    =============

NOTE 8.  COMPREHENSIVE INCOME

For the three months ended March 31, 2005 and 2004, comprehensive income was $6.9 million and $6.7 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments, including realized and unrealized gains and losses (net of income taxes) on the foreign currency hedge of the Company's net investment in a foreign subsidiary, fair market value adjustments of interest rate swaps and additional minimum pension liability (net of income taxes).

NOTE 9.  CASH FLOW INFORMATION

In the first three months of 2005 and 2004, the Company paid $1.4 million and $0.7 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first three months of 2005 and 2004 was $4.1 million and $2.0 million, respectively.

NOTE 10.  CONTINGENCIES

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

NOTE 11.  SEGMENT INFORMATION

Subsequent to the acquisition of Nash Elmo, the Company continues to be organized based upon the products and services it offers and has four operating divisions: Compressor, Blower, Liquid Ring Pump and Fluid Transfer. These divisions comprise two reportable segments, Compressor and Vacuum Products (formerly Compressed Air Products) and Fluid Transfer Products. The Compressor, Blower (which now includes Nash Elmo's side channel blower business) and Liquid Ring Pump (consisting of Nash Elmo's liquid ring pump business) Divisions are aggregated into one reportable segment (Compressor and Vacuum Products) since the long-term financial performance of these businesses are affected by similar economic conditions, coupled with the similar nature of their products, manufacturing processes and other business characteristics. During the third quarter of 2004, the Company's former Pump and Fluid Transfer Divisions were combined into one division, Fluid Transfer. These two divisions were previously aggregated into one reportable segment (Fluid Transfer Products) primarily due to the same factors as noted above, and thus, there has been no change to the Fluid Transfer Products segment.

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         --------------------------
                                                             2005           2004
                                                         -----------     ----------
Revenues
   Compressor and Vacuum Products                           $192,726        122,996
   Fluid Transfer Products                                    46,098         31,432
                                                         -----------     ----------
      Total                                                  238,824        154,428
                                                         ===========     ==========
Operating Earnings
   Compressor and Vacuum Products                             13,432          8,274
   Fluid Transfer Products                                     4,672          1,607
                                                         -----------     ----------
      Total                                                   18,104          9,881
Interest expense                                               4,033          2,022
Other expense (income), net                                     (632)        (2,076)
                                                         -----------     ----------
      Income before income taxes                            $ 14,703          9,935
                                                         ===========     ==========

NOTE 12.  PENDING ACQUISITION

On March 8, 2005, the Company signed a definitive agreement to acquire Thomas Industries Inc. ("Thomas"), a New York Stock Exchange listed company trading under the ticker symbol "TII." Thomas is a worldwide leader in the design, manufacture and marketing of precision engineered pumps, compressors and blowers. The agreed-upon purchase price is $40.00 per share for all outstanding shares and share equivalents (approximately $734 million) and the assumption of $9.5 million of long-term capitalized lease obligations. As of December 31, 2004, Thomas had $267 million in cash, cash equivalents and short-term investments. The net transaction value, including assumed debt and net of cash, is expected to be approximately $476 million.

NOTE 13.  SUBSEQUENT EVENT

Pursuant to its previously filed shelf registration with the Securities and Exchange Commission, the Company completed an offering of 5,000,000 shares of its common stock for proceeds of approximately $176 million (net of direct costs associated with the offering) on May 4, 2005. The Company has also granted the underwriters an option to purchase up to 750,000 additional shares of common stock within 30 days, to cover over-allotments. The Company also completed an offering of $125 million of its 8% Senior Subordinated Notes due in 2013 in a private placement on May 4, 2005. The Company intends to use the proceeds from the shares and notes, plus other available funds, to finance its pending acquisition of Thomas and to repay certain outstanding indebtedness. The proceeds from the notes will be placed in escrow until the completion of the acquisition, which is subject to Thomas' shareholder approval, regulatory approvals and other customary conditions. If the closing of the Thomas acquisition does not occur by December 31, 2005, the notes will be redeemed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS.

Proposed Thomas Industries Inc. Acquisition

On March 8, 2005, the Company signed a definitive agreement to acquire Thomas Industries Inc. ("Thomas"), a New York Stock Exchange listed company trading under the ticker symbol "TII." Thomas is a worldwide leader in the design, manufacture and marketing of precision engineered pumps, compressors and blowers. The agreed-upon purchase price is $40.00 per share for all outstanding shares and share equivalents (approximately $734 million) and the assumption of $9.5 million of long-term capitalized lease obligations. As of December 31, 2004, Thomas had $267 million in cash, cash equivalents and short-term investments. The net transaction value, including assumed debt and net of cash, is expected to be approximately $476 million.

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

Thomas' largest markets are Europe and the United States, which represented approximately 52% and 38% of its revenues in 2004, respectively. Of the total sales to Europe, approximately 61% were to Germany and 39% to other European countries. Approximately 10% of Thomas' revenues were generated in Asia Pacific. At December 31, 2004, Thomas employed approximately 2,200 people.

For the year ended December 31, 2004, Thomas' revenues and operating income were $410 million and $209 million, respectively. Operating income for this period included $19 million from Thomas' 32% interest in the Genlyte Thomas Group LLC, a joint venture formed with The Genlyte Group Incorporated in 1998, and a $160 million nonrecurring gain on the sale of this joint venture in July 2004. For the twelve-month period of 2004, operating income from Thomas' Pumps and Compressors segment, net of corporate expenses, was $30 million. For the quarter ended March 31, 2005, Thomas' revenues and operating income were $110 million and $9 million, respectively.

Gardner Denver has received a debt commitment to fully finance the acquisition of Thomas. However, Gardner Denver intends to finance the acquisition through an amended and restated senior secured bank facility, its recently completed public offering of 5,000,000 shares of common stock and the $125 million private debt placement (see further discussion under Liquidity and Capital Resources). The acquisition is expected to close by August 2005, subject to Thomas' shareholder approval, regulatory approvals and other customary closing conditions.

Syltone and Nash Elmo Acquisitions

On January 2, 2004, the Company acquired the outstanding shares of Syltone plc ("Syltone"), previously a publicly traded company listed on the London Stock Exchange. Syltone, previously headquartered in Bradford, United Kingdom ("U.K."), is one of the world's largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company's product lines. Syltone is also one of the world's largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. The purchase price of (pounds)63.0 million (or approximately $112.5 million), including assumed bank debt (net of cash acquired) and direct acquisition costs, was paid in the form of cash ((pounds)46.3 million), new loan notes ((pounds)5.2 million) and the assumption of Syltone's existing bank debt, net of cash acquired ((pounds)11.5 million).

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

Subsequent to the acquisition of Syltone and Nash Elmo, the Company continues to be organized based upon the products and services it offers and has four operating divisions: Compressor, Blower, Liquid Ring Pump and Fluid Transfer. These divisions comprise two reportable segments, Compressor and Vacuum Products (formerly Compressed Air Products) and Fluid Transfer Products. The Compressor, Blower (which now includes the Syltone transportation-related activities and Nash Elmo's side channel blower business) and Liquid Ring Pump (consisting of Nash Elmo's liquid ring pump business) Divisions are aggregated into one reportable segment (Compressor and Vacuum Products) since the long-term financial performance of these businesses are affected by similar economic conditions, coupled with the similar nature of their products, manufacturing processes and other business characteristics. During the third quarter of 2004, the Company's former Pump and Fluid Transfer (which consisted of the Syltone fluid transfer-related activities) Divisions were combined into one division, Fluid Transfer. These two divisions were previously aggregated into one reportable segment (Fluid Transfer Products) primarily due to the same factors as noted above, and thus, there has been no change to the Fluid Transfer Products segment.

RESULTS OF OPERATIONS.

        PERFORMANCE IN THE QUARTER ENDED MARCH 31, 2005 COMPARED WITH
                      THE QUARTER ENDED MARCH 31, 2004

Revenues

Revenues increased $84.4 million (55%) to $238.8 million for the three months ended March 31, 2005, compared to the same period of 2004. This increase was primarily due to the Nash Elmo acquisition, which contributed $62.4 million in revenues. Increased shipments of drilling and well stimulation pumps, compressors and blowers, combined with changes in currency exchange rates and price increases, also contributed to this increase.

For the three months ended March 31, 2005 revenues for the Compressor and Vacuum Products segment increased $69.7 million (57%) to $192.7 million, compared to the same period of 2004. This increase was primarily due to the acquisition of Nash Elmo. Higher volumes of compressor and blower shipments in the U.S., Europe and China, changes in currency exchange rates and price increases also contributed to this increase. Fluid Transfer Products segment revenues increased $14.7 million (47%) to $46.1 million for the three months ended March 31, 2005, compared to the same period of 2004, primarily due to increased volume (approximately 43%) of drilling and well stimulation pumps, water jetting systems and related aftermarket. Price increases and changes in currency exchange rates also contributed to this increase.

Costs and Expenses

Gross margin (defined as revenues less cost of sales) for the three months ended March 31, 2005 increased $27.9 million (56%) to $77.8 million compared to the same period of 2004, primarily due to the increase in revenues. Gross margin as a percentage of revenues (gross margin percentage) increased to 32.6% in the three-month period of 2005 from 32.3% in the same period of 2004 primarily due to the acquisition of Nash Elmo, as its gross margin percentage was higher than the Company's previously existing businesses. Increased volume and pricing in both segments and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base also contributed to the increase. These positive factors were partially offset by higher material costs due to surcharges on castings and other components stemming from increases in scrap iron and other metal prices.

Depreciation and amortization for the three months ended March 31, 2005 increased $2.1 million (42%) to $7.3 million, compared to the same period of 2004, primarily due to the Nash Elmo acquisition.

Selling and administrative expenses increased $17.5 million (50%) in the three-month period of 2005 to $52.4 million, compared to the same period of 2004, primarily due to the acquisition of Nash Elmo (approximately $15.5 million). Higher compensation and fringe benefit costs, changes in currency exchange rates and expenses associated with a new compressor packaging facility in China also contributed to this increase.

The Compressor and Vacuum Products segment generated operating earnings (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) as a percentage of revenues of 7.0% in the three-month period ended March 31, 2005, an increase from 6.7% for the same period of 2004. This increase was primarily attributable to the Nash Elmo acquisition. Operating earnings as a percentage of revenues from Compressor and Vacuum Products segment businesses that existed prior to the Nash Elmo acquisition were 6.2% for the three-month period ended March 31, 2005. The decline in operating earnings as a percentage of revenues compared to the prior year for these businesses was primarily attributable to the higher material and selling and administrative costs as noted above, partially offset by the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base.

The Fluid Transfer Products segment generated operating earnings as a percentage of revenues of 10.1% for the three-month period ended March 31, 2005, compared to 5.1% in the same period of 2004. This increase is primarily due to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base.

Interest expense increased $2.0 million (99%) to $4.0 million for the three months ended March 31, 2005, compared to the same period of 2004, due to higher average borrowings stemming from the Nash Elmo acquisition and higher average rates. The average interest rate for the three-month period ended March 31, 2005 was 5.1% compared to 4.4% in the comparable prior year period.

Other income, net decreased $1.4 million to $0.6 million for the three months ended March 31, 2005 compared to the same period of 2004. This decrease was primarily due to a non-recurring $1.2 million foreign currency transaction gain recorded in the prior year which related to the appreciation of U.S. dollar borrowings that were converted to British pounds prior to being used to consummate the Syltone acquisition.

Income before income taxes increased $4.8 million (48%) to $14.7 million for the three months ended March 31, 2005 compared to the same period of 2004. This increase is primarily due to the Nash Elmo acquisition, which contributed approximately $2.8 million. Increased volume in both segments and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base also contributed to the increase. These positive factors were partially offset by higher interest expense and the non-recurring foreign currency gain recorded in the prior year.

The provision for income taxes increased by $1.0 million to $4.4 million for the three-month period of 2005, compared to the prior year period, as a result of the incremental income before taxes partially offset by a lower effective tax rate. The Company's effective tax rate for the three months ended March 31, 2005 decreased to 30% compared to 34% in the prior year period, principally due to a higher proportion of earnings derived from lower taxed non-U.S. jurisdictions and other tax planning initiatives.

Net income for the three months ended March 31, 2005 increased $3.7 million (57%) to $10.3 million ($0.50 diluted earnings per share), compared to $6.6 million ($0.39 diluted earnings per share) in same period of 2004. This increase was primarily attributable to the same factors that resulted in increased income before taxes noted above, and a lower effective tax rate in 2005. The estimated incremental impact on diluted earnings per share from the Nash Elmo acquisition was approximately $0.10 which was partially offset by an $0.08 dilutive impact from the stock offering completed in March 2004.

Outlook

In general, demand for compressor and vacuum products correlates to the rate of manufacturing capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the global economic growth patterns indicated by the rates of change in the Gross Domestic Product around the world. In the first quarter of 2005, orders for compressor and vacuum products were $221.2 million, compared to $139.7 million in the same period of 2004. Backlog for the Compressor and Vacuum Products segment was $195.6 million as of March 31, 2005, compared to $77.9 million as of March 31, 2004. The increase in orders and backlog compared to the prior year was primarily due to the Nash Elmo acquisition, which contributed $76.3 million and $96.5 million to orders and backlog, respectively. Excluding this impact, the growth in orders and backlog compared to the prior year for this segment was primarily due to modest improvement in industrial demand in the U.S. and Eastern Europe, combined with incremental market share gains in Europe and China and favorable changes in currency exchange rates. The Company also experienced an increase in demand for positive displacement blowers due to an improved transportation market in the U.S.

Demand for fluid transfer products, which are petroleum related, has historically corresponded to market conditions and expectations for oil and natural gas prices. Orders for fluid transfer products were $75.4 million in the first quarter of 2005, compared to $36.4 million in the same period of 2004. Backlog for this business segment was $81.3 million as of March 31, 2005, compared to $30.5 million as of March 31, 2004. The significant increase in orders and backlog compared to the prior year was primarily due to increased demand for well stimulation pumps, drilling pumps and petroleum pump parts, as a result of continued high prices for oil and natural gas. Future increases in demand for these products will likely be dependent upon oil and natural gas prices and rig counts, which the Company cannot predict.

LIQUIDITY AND CAPITAL RESOURCES

Operating Working Capital

During the three months ended March 31, 2005, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $28.3 million to $124.6 million. This increase primarily stems from lower accounts payable and accrued liabilities due to timing of payments partially offset by changes in foreign currency exchange rates.

Cash Flows

During the first three months of 2005, cash used in operations was $12.1 million, compared to cash provided of $3.5 million in the prior year period. This change was primarily due to the unfavorable change in operating working capital as discussed above, partially offset by cash flow from operations provided by the Nash Elmo acquisition ($3.1 million) and higher net income from previously existing businesses. Net cash used in investing activities was $8.2 million during the first quarter of 2005, primarily due to capital expenditures and the divestiture of two small non-core operations that were acquired with Syltone. The cash included with the operations divested exceeded the proceeds from the sale by $2.2 million. During the first quarter of 2005, the Company also acquired a small business, which develops, manufactures and markets compressed air control system products. Net cash provided by financing activities was $10.0 million during the first quarter of 2005 primarily due to net borrowings of $7.9 million to fund the higher operating working capital needs. The cash flows provided by operating and financing activities and used in investing activities, combined with the effect of exchange rate changes, resulted in a net cash decrease of $11.9 million during the first three months of 2005.

Capital Expenditures and Commitments

Capital projects designed to increase operating efficiency and flexibility, expand production capacity and bring new products to market resulted in expenditures of $5.2 million in the first three months 2005. This was $1.3 million higher than the level of capital expenditures in the comparable period in 2004, primarily due to the timing of capital projects and spending at Nash Elmo. Commitments for capital expenditures at March 31, 2005 were approximately $8.0 million. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise or vesting of incentive stock options, restricted stock or performance shares. The Gardner Denver Board has authorized up to 400,000 shares for repurchase under this program and of this amount approximately 200,000 shares remain available for repurchase. As of March 31, 2005, a total of 1,572,542 shares have been repurchased at a cost of $22.8 million under both repurchase programs.

Liquidity

Pursuant to its previously filed shelf registration with the Securities and Exchange Commission, the Company completed an offering of 5,000,000 shares of its common stock for proceeds of approximately $176 million (net of direct costs associated with the offering) on May 4, 2005. The Company has also granted the underwriters an option to purchase up to 750,000 additional shares of common stock within 30 days, to cover over-allotments. The Company also completed an offering of $125.0 million of its 8% Senior Subordinated Notes due in 2013 in a private placement on May 4, 2005 (the "Notes"). The Company intends to use the proceeds from the shares and Notes, plus funds available under an amended and restated senior secured bank facility, to finance its pending acquisition of Thomas and to repay certain outstanding indebtedness. The proceeds from the Notes will be placed in escrow until the completion of the acquisition, which is subject to Thomas' shareholder approval, regulatory approvals and other customary conditions. If the closing of the Thomas does not occur by December 31, 2005, the Notes will be redeemed.

The Notes have a fixed annual interest rate of 8% and are guaranteed by certain of the Company's domestic subsidiaries. At any time prior to May 1, 2009, the Company may redeem all or part of the Notes issued under the Indenture at a redemption price equal to 100% of the principal amount of the Notes redeemed plus an applicable "make-whole" premium, and accrued and unpaid interest and liquidated damages, if any. In addition, at any time prior to May 1, 2008, the Company may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more equity offerings, subject to certain conditions. On or after May 1, 2009, the Company may redeem all or a part of the Notes at varying redemption prices, plus accrued and unpaid interest and liquidated damages, if any. Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding for cash at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any. The Indenture contains events of default and affirmative, negative and financial covenants customary for such financings, including, among other things, limits on the incurrence of additional debt and restricted payments.

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

The Credit Line matures on September 1, 2009. Loans under this facility may be denominated in U.S. Dollars or several foreign currencies. On March 31, 2005, the Credit Line had an outstanding principal balance of $129.3 million, leaving $95.7 million available for letters of credit or for future use, subject to the terms of the Credit Line.

The $150.0 million Term Loan has a final maturity of September 1, 2009. The Term Loan requires quarterly principal payments totaling $7.5 million, $15.0 million, $22.5 million, $37.5 million and $67.5 million in years one through five, respectively. On March 31, 2005, the Term Loan had an outstanding principal balance of $146.3 million.

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

NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment to ARB No. 43, Chapter 4." This statement amends previous guidance and requires expensing for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, the statement requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its future consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," SFAS No. 123-R, "Share-Based Payment." SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. As allowed by the Securities Exchange Commission, the Company will adopt SFAS No. 123-R in the first quarter of 2006 and is currently evaluating its effect on the Company's financial condition, results of operations and cash flows.

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company's financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company's 2004 Annual Report on Form 10-K, filed on March 15, 2005, in the Critical Accounting Policies section of Management's Discussion and Analysis and in
Note 1 to the Consolidated Financial Statements.

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

The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the ability to complete the Thomas Industries acquisition, including, without limitation, the ability to satisfy various conditions, such as the receipt of governmental and third party consents; (2) the ability of, and the speed with which, the Company is able to integrate the Thomas Industries acquisition and realize anticipated cost savings, synergies and revenue enhancements; (3) the risk that the Company may incur significant cash integration costs to achieve any such cost savings; (4) the risks associated with incurring substantial additional indebtedness in completing the Thomas Industries acquisition, including reduced liquidity for working capital and other purposes, increased vulnerability to general economic conditions and floating interest rates, and reduced financial and operating flexibility due to increased covenant and other restrictions in the Company's credit facilities and indentures; (5) the Company's exposure to economic downturns and market cyclicality, particularly the domestic and/or worldwide level of oil and natural gas prices and oil and gas drilling and production, which affect demand for the Company's petroleum products, and domestic and/or worldwide industrial production and industrial capacity utilization rates, which affect demand for the Company's compressor and vacuum products; (6) the risks associated with intense competition in the Company's markets, particularly the pricing of the Company's products; (7) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company's dependence on particular suppliers, particularly iron casting and other metal suppliers; (8) the Company's ability to continue to identify and complete other strategic acquisitions and effectively integrate such acquisitions to achieve desired financial benefits; (9) economic, political and other risks associated with the Company's international sales and operations, including changes in currency exchange rates (primarily between the U.S. dollar, the euro and the British pound); (10) the risks associated with pending asbestos and silicosis personal injury lawsuits, as well as other potential product liability and warranty claims due to the nature of the Company's products; (11) the risks associated with environmental compliance costs and liabilities; (12) the ability to attract and retain quality management personnel; (13) the ability to avoid employee work stoppages and other labor difficulties; (14) the risks associated with defending against potential intellectual property claims and enforcing intellectual property rights; (15) market performance of pension plan assets and changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations; (16) the risk of possible future charges if the Company determines that the value of goodwill or other intangible assets has been impaired; and (17) changes in laws and regulations, including accounting standards, tax requirements and interpretations or guidance related to the American Jobs Creation Act of 2004.

The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, even though its situation and circumstances may change in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 2004 and March 31, 2005.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

----------------------------------------------------------------------------------------------------------------------
                                                                            TOTAL NUMBER OF
                                                                          SHARES PURCHASED AS     MAXIMUM NUMBER OF
                                                                           PART OF PUBLICLY      SHARES THAT MAY YET
                                 TOTAL NUMBER OF       AVERAGE PRICE      ANNOUNCED PLANS OR     BE PURCHASED UNDER
           PERIOD              SHARES PURCHASED (1)    PAID PER SHARE        PROGRAMS (2)       THE PLANS OR PROGRAMS
----------------------------------------------------------------------------------------------------------------------
January 1, 2005 -
January 31, 2005                         --                  --                    --                  210,300
----------------------------------------------------------------------------------------------------------------------
February 1, 2005 -
February 28, 2005                        --                  --                    --                  210,300
----------------------------------------------------------------------------------------------------------------------
March 1, 2005 -
March 31, 2005                           --                  --                    --                  210,300
                                        ---                                       ---
----------------------------------------------------------------------------------------------------------------------

Total                                    --                  --                    --                  210,300
                                        ===                                       ===
----------------------------------------------------------------------------------------------------------------------

(1)  The shares purchased do not include shares acquired by the Company in connection with the exercise of stock options via a stock swap.

(2)  In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the
     Company's common stock to be used for general corporate purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS

(a)      List of Exhibits:

         2.1 Agreement and Plan of Merger, dated March 8, 2005, among Gardner Denver, Inc., PT Acquisition Corporation and Thomas Industries Inc., filed as Exhibit 2.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated March 8, 2005, and incorporated herein by reference.

         4.1 Amended and Restated Rights Agreement, dated January 17, 2005, between Gardner Denver, Inc. and National City Bank, filed as Exhibit 4.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated January 21, 2005, and incorporated herein by reference.

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


                                        GARDNER DENVER, INC.


Date:  May 10, 2005                     By:     /s/Ross J. Centanni
                                             ----------------------------------
                                                Ross J. Centanni
                                                Chairman, President & CEO


Date:  May 10, 2005                     By:     /s/Helen W. Cornell
                                             ----------------------------------
                                                Helen W. Cornell
                                                Vice President, Finance & CFO


Date:  May 10, 2005                     By:     /s/Daniel C. Rizzo, Jr.
                                               --------------------------------
                                                Daniel C. Rizzo, Jr.
                                                Vice President and Corporate
                                                Controller (Chief Accounting
                                                Officer)

                            GARDNER DENVER, INC.

                                EXHIBIT INDEX


EXHIBIT
NO.                                DESCRIPTION

2.1 Agreement and Plan of Merger, dated March 8, 2005, among Gardner Denver, Inc., PT Acquisition Corporation and Thomas Industries Inc., filed as Exhibit 2.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated March 8, 2005, and incorporated herein by reference.

4.1 Amended and Restated Rights Agreement, dated January 17, 2005, between Gardner Denver, Inc. and National City Bank, filed as
           Exhibit 4.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated January 21, 2005, and incorporated herein by reference.

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