Form 10-Q
period 2005-06-30
GARDNER DENVER INC
filed 2005-08-09
CIK 916459

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

                            1800 GARDNER EXPRESSWAY
                             QUINCY, ILLINOIS 62305
             (Address of Principal Executive Offices and Zip Code)

                                 (217) 222-5400
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      Number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 1, 2005: 25,816,445 shares.

================================================================================

                                     PART I
                             FINANCIAL INFORMATION

                              GARDNER DENVER, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (dollars in thousands, except per share amounts)
                                  (Unaudited)

                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                         JUNE 30                   JUNE 30
                                  ----------------------    ----------------------
                                     2005        2004         2005          2004
                                  ---------    ---------    ---------    ---------
Revenues                          $ 250,346    $ 161,297    $ 489,170    $ 315,725

Costs and Expenses:
  Cost of sales                     167,900      108,650      328,914      213,161
  Depreciation and amortization       7,199        5,016       14,481       10,149
  Selling and administrative         51,739       33,667      104,163       68,570
  Interest expense                    5,251        1,436        9,284        3,458
  Other income, net                  (2,690)         (12)      (3,322)      (2,088)
                                  ---------    ---------    ---------    ---------
  Total costs and expenses          229,399      148,757      453,520      293,250
                                  ---------    ---------    ---------    ---------

Income before income taxes           20,947       12,540       35,650       22,475
Provision for income taxes            6,284        4,264       10,695        7,642
                                  ---------    ---------    ---------    ---------

Net income                        $  14,663    $   8,276    $  24,955    $  14,833
                                  =========    =========    =========    =========

Basic earnings per share          $    0.62    $    0.42    $    1.14    $    0.82
                                  =========    =========    =========    =========
Diluted earnings per share        $    0.61    $    0.41    $    1.11    $    0.80
                                  =========    =========    =========    =========

         The accompanying notes are an integral part of this statement.

                              GARDNER DENVER, INC.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                                   (UNAUDITED)    DECEMBER 31,
                                                  JUNE 30, 2005       2004
                                                  -------------   ------------
ASSETS
Current assets
  Cash and equivalents                             $   246,335    $    64,601
  Receivables, net                                     162,466        163,927
  Inventories, net                                     137,939        138,386
  Deferred income taxes                                  6,836          9,465
  Other                                                 11,003          9,143
                                                   -----------    -----------
      Total current assets                             564,579        385,522
                                                   -----------    -----------

Property, plant and equipment, net                     145,546        148,819
Goodwill                                               370,090        374,159
Other intangibles, net                                 107,038        110,173
Other assets                                            15,730          9,936
                                                   -----------    -----------
      Total assets                                 $ 1,202,983    $ 1,028,609
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short term borrowings and current maturities
    of long-term debt                              $    22,758         32,949
  Accounts payable and accrued liabilities             182,121        206,069
                                                   -----------    -----------
      Total current liabilities                        204,879        239,018
                                                   -----------    -----------
Long-term debt, less current maturities                274,028        280,256
Postretirement benefits other than pensions             30,092         30,503
Deferred income taxes                                   22,948         21,324
Other long-term liabilities                             52,171         52,032
                                                   -----------    -----------
      Total liabilities                                584,118        623,133
                                                   -----------    -----------
Stockholders' equity
  Common stock, $0.01 par value; 50,000
    shares authorized; 25,799 shares issued
    and outstanding at June 30, 2005                       276            217
  Capital in excess of par value                       466,365        262,091
  Treasury stock at cost, 1,760 shares at
    June 30, 2005                                      (27,282)       (26,447)
  Retained earnings                                    164,385        139,430
  Accumulated other comprehensive income                15,121         30,185
                                                   -----------    -----------
      Total stockholders' equity                       618,865        405,476
                                                   -----------    -----------
      Total liabilities and stockholders' equity   $ 1,202,983    $ 1,028,609
                                                   ===========    ===========

         The accompanying notes are an integral part of this statement.

                              GARDNER DENVER, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                       SIX MONTHS ENDED
                                                         JUNE 30, 2005
                                                     ----------------------
                                                       2005         2004
                                                     ---------    ---------
Cash flows from operating activities:
  Net income                                         $  24,955    $  14,833
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     14,481       10,149
      Foreign currency transaction loss (gain)             496       (1,320)
      Net loss (gain) on asset dispositions                  9          (69)
      Stock issued for employee benefit plans            1,676        1,205
      Deferred income taxes                              1,449       (1,145)
  Changes in assets and liabilities:
      Receivables                                       (4,023)      (7,497)
      Inventories                                       (3,152)      (8,614)
      Accounts payable and accrued liabilities         (16,135)      (2,011)
      Other assets and liabilities, net                   (916)        (118)
                                                     ---------    ---------
         Net cash provided by operating activities      18,840        5,413
                                                     ---------    ---------

Cash flows from investing activities:
  Business acquisitions, net of cash acquired          (10,085)     (82,119)
  Capital expenditures                                 (10,543)      (8,771)
  Divestiture of non-core businesses                    (2,231)           -
  Disposals of property, plant and equipment               291          209
  Other                                                      -           57
                                                     ---------    ---------
         Net cash used in investing activities         (22,568)     (90,624)
                                                     ---------    ---------

Cash flows from financing activities:
  Principal payments on short-term debt                 (3,118)           -
  Proceeds from short-term debt                          6,371            -
  Principal payments on long-term debt                (258,001)    (135,779)
  Proceeds from long-term debt                         242,654       31,330
  Proceeds from issuance of common stock               199,400       79,557
  Proceeds from stock options                            3,257        2,816
  Purchase of treasury stock                              (835)        (357)
  Other                                                   (311)           -
                                                     ---------    ---------
         Net cash provided by (used in) financing
         activities                                    189,417      (22,433)

Effect of exchange rate changes on cash and
    equivalents                                         (3,955)       1,093
                                                     ---------    ---------
Increase (decrease) in cash and equivalents            181,734     (106,551)
                                                     ---------    ---------
Cash and equivalents, beginning of period               64,601      132,803
                                                     ---------    ---------
Cash and equivalents, end of period                  $ 246,335    $  26,252
                                                     =========    =========

          The accompanying notes are integral part of this statement.

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

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

CASH EQUIVALENTS

As of June 30, 2005, cash proceeds of $125.0 million received from the issuance in May 2005 of 8% Senior Subordinated Notes due in 2013 (the "Notes"), together with $6.6 million to cover accrued interest on the Notes through the remainder of 2005, were deposited on account to acquire the shares of Thomas Industries Inc. ("Thomas"). These funds were restricted for such use until the acquisition was consummated or for redemption of the Notes in the event that the Thomas acquisition was not consummated by December 31, 2005. For further information on the Notes and the Thomas acquisition, which was consummated on July 1, 2005, see
Note 7 and Note 14, respectively.

STOCK-BASED COMPENSATION PLANS

As allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company measures its compensation cost of equity instruments issued under employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted during the three and six months ended June 30, 2005 and 2004 were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; and accordingly, no compensation expense has been recognized. If the Company had accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, net income and basic and diluted earnings per share would have been as follows:

                                                    THREE MONTHS        SIX MONTHS
                                                    ENDED JUNE 30,     ENDED JUNE 30,
                                                 ------------------  ------------------
                                                   2005       2004     2005      2004
                                                 --------   -------  --------  --------
Net income, as reported                          $ 14,663   $ 8,276  $ 24,955  $ 14,833
Less:  Total stock-based employee  compensation
 expense determined under fair value method, net
 of related tax effects                          $    430   $   347  $    779  $    652
                                                 --------   -------  --------  --------
Pro forma net income                             $ 14,233   $ 7,929  $ 24,176  $ 14,181
                                                 ========   =======  ========  ========
Basic earnings per share, as reported            $   0.62   $  0.42  $   1.14  $   0.82
                                                 ========   =======  ========  ========
Basic earnings per share, pro forma              $   0.60   $  0.40  $   1.10  $   0.79
                                                 ========   =======  ========  ========
Diluted earnings per share, as reported          $   0.61   $  0.41  $   1.11  $   0.80
                                                 ========   =======  ========  ========
Diluted earnings per share, pro forma            $   0.59   $  0.39  $   1.08  $   0.77
                                                 ========   =======  ========  ========

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

On September 1, 2004, the Company acquired the outstanding ownership interests of nash_elmo Holdings, LLC ("Nash Elmo"). Nash Elmo is a leading global manufacturer of industrial vacuum pumps and is primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses' products are complementary to the Compressor and Vacuum Products segment's existing product portfolio. The purchase price of $224.6 million, including assumed bank debt (net of cash acquired) and direct acquisition costs, was paid in cash and the assumption of certain of Nash Elmo's debt ($10.4 million). There are no contingent payments or additional commitments related to this acquisition.

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

The following table summarizes the preliminary fair values of the intangible assets acquired in the Nash Elmo acquisition:

Amortized intangible assets:
  Customer lists and relationships   $ 44,000
  Other                                 7,245
Unamortized intangible assets:
  Goodwill                             92,178
  Trade names                          28,000
                                     --------
Total intangible assets              $171,423
                                     ========

The preliminary weighted average amortization period for customer lists and relationships and other amortized intangible assets is 20 years and 5 years, respectively. The total amount of goodwill that is expected to be deductible for tax purposes is approximately $10 to $15 million. The goodwill has been allocated to the Compressor and Vacuum Products segment.

The following table summarizes the unaudited supplemental pro forma information for the three and six months ended June 30, 2004, as if the Nash Elmo acquisition had been completed on January 1, 2004 (this unaudited information is subject to change upon finalization of the purchase price allocation of Nash
Elmo):

                           UNAUDITED       UNAUDITED
                          THREE MONTHS    SIX MONTHS
                             ENDED           ENDED
                         JUNE 30, 2004   JUNE 30, 2004
                          ------------   -------------
Revenues                     $220,807       $426,051
                             ========       ========
Net income                   $ 10,453       $ 15,123
                             ========       ========
Diluted earnings per share   $   0.52       $   0.82
                             ========       ========

The pro forma net income for the six months ended June 30, 2004 reflects the negative impact of a one-time adjustment on cost of sales of approximately $1.2 million stemming from recording Nash Elmo's inventory at fair value.

In January 2005, the Company acquired certain assets associated with a small business that develops, manufactures and markets compressed air control system products. These products are complementary to the Compressor and Vacuum Products segment's existing product portfolio.

In June 2005, the Company acquired the outstanding shares of Bottarini S.p.A. ("Bottarini"), a leading packager of industrial air compressors located near Milan, Italy. The purchase price of $10.1 million, including assumed bank debt (net of cash acquired) and direct acquisition costs, was paid in cash and the assumption of Bottarini's outstanding debt ($1.2 million).

All acquisitions have been accounted for by the purchase method and, accordingly, their results are included in the Company's consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date.

NOTE 3. INVENTORIES

                                       JUNE 30,    DECEMBER 31,
                                         2005         2004
                                       ---------   ------------
Raw materials, including parts and
    subassemblies                      $  60,271    $  62,477
Work-in-process                           25,735       23,405
Finished goods                            58,306       57,321
                                       ---------    ---------
                                         144,312      143,203
Excess of FIFO costs over LIFO costs      (6,373)      (4,817)
                                       ---------    ---------
    Inventories, net                   $ 137,939    $ 138,386
                                       =========    =========

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill attributable to each business segment for the six months ended June 30, 2005, are as follows:

                                 COMPRESSOR &    FLUID
                                    VACUUM      TRANSFER
                                   PRODUCTS     PRODUCTS      TOTAL
                                 ------------   --------    ---------
Balance as of December 31, 2004    $ 336,075    $ 38,084    $ 374,159
Acquisitions                           4,322           -        4,322
Foreign currency translation          (7,575)       (816)      (8,391)
                                   ---------    --------    ---------
Balance as of June 30, 2005        $ 332,822    $ 37,268    $ 370,090
                                   =========    ========    =========

Other intangible assets at June 30, 2005 and December 31, 2004 consisted of the following:

                                           JUNE 30, 2005        DECEMBER 31, 2004
                                      ----------------------  ----------------------
                                       GROSS                   GROSS
                                      CARRYING  ACCUMULATED   CARRYING  ACCUMULATED
                                       AMOUNT   AMORTIZATION   AMOUNT   AMORTIZATION
                                      --------  ------------  --------  ------------
Amortized intangible assets:
  Customer lists and relationships    $ 54,081   $  (3,457)     53,855      (2,153)
  Acquired technology                   21,619     (12,272)     19,218      (9,732)
  Other                                 11,430      (3,911)     11,352      (2,508)
Unamortized intangible assets:
  Trademarks                            39,548           -      40,141           -
                                      --------   ---------     -------     -------
      Total other intangible assets   $126,678   $ (19,640)    124,566     (14,393)
                                      ========   =========     =======     =======

Amortization of intangible assets for the three and six months ended June 30, 2005, was $1.8 million and $3.7 million, respectively. Amortization of intangible assets is anticipated to be approximately $7.0 million per year for 2005 through 2009, based upon existing intangible assets with finite useful lives as of June 30, 2005, excluding the impact from the acquisition of Thomas (see Note 14).

NOTE 5. ACCRUED PRODUCT WARRANTY

The following is a roll forward of the Company's warranty accrual for the three and six months ended June 30, 2005 and 2004.

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                    -------------------    -------------------
                                      2005        2004       2005        2004
                                    --------    -------    --------    -------
Balance at beginning of period      $ 10,732    $ 8,084    $ 10,671    $ 6,635
  Product warranty accruals            1,726      1,879       3,911      3,732
  Settlements                         (1,495)    (2,230)     (3,465)    (4,032)
  Other (acquisitions and foreign
     currency translation)              (102)        75        (256)     1,473
                                    --------    -------    --------    -------
Balance at end of period            $ 10,861    $ 7,808    $ 10,861    $ 7,808
                                    ========    =======    ========    =======

NOTE 6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table provides the components of net periodic benefit expense (income) for the Company's defined benefit pension plans and other postretirement benefit plans for the three and six months ended June 30, 2005 and 2004:

                                                            THREE MONTHS ENDED JUNE 30,
                                       ------------------------------------------------------------
                                                  PENSION BENEFITS                    OTHER
                                       -----------------------------------  -----------------------
                                         U.S. PLANS       NON-U.S. PLANS    POSTRETIREMENT BENEFITS
                                       --------------    -----------------  -----------------------
                                        2005    2004      2005      2004         2005       2004
                                       -----    -----    -------   -------      -----      -----
Service cost                           $ 603    $ 482    $ 1,026   $   775      $   -      $   7
Interest cost                            888      809      1,602     1,294        380        394
Expected return on plan assets          (975)    (901)    (1,633)   (1,271)         -          -
Amortization of transition liability       -        -          -         -          -          -
Amortization of prior-service cost       (25)     (17)         -         5        (25)      (249)
Amortization of net loss (gain)          110       61         39        64       (150)        (8)
                                       -----    -----    -------   -------      -----      -----
  Net periodic benefit expense         $ 601    $ 434    $ 1,034   $   867      $ 205      $ 144
                                       =====    =====    =======   =======      =====      =====


                                                            SIX MONTHS ENDED JUNE 30,
                                       ------------------------------------------------------------
                                                  PENSION BENEFITS                    OTHER
                                       -----------------------------------  -----------------------
                                          U.S. PLANS       NON-U.S. PLANS    POSTRETIREMENT BENEFITS
                                       ----------------  -----------------  -----------------------
                                         2005     2004     2005      2004        2005       2004
                                       -------  -------  -------   -------      -----      -----
Service cost                           $ 1,206  $ 1,056  $ 2,473   $ 1,566      $   -      $   7
Interest cost                            1,776    1,662    3,940     2,604        760        819
Expected return on plan assets          (1,950)  (1,851)  (4,034)   (2,557)         -          -
Amortization of transition liability         -        -        -         -          -          -
Amortization of prior-service cost         (50)     (41)       -        10        (50)      (274)
Amortization of net loss (gain)            220      114       79       123       (300)       (73)
                                       -------  -------  -------   -------      -----      -----
  Net periodic benefit expense         $ 1,202  $   940  $ 2,458   $ 1,746      $ 410      $ 479
                                       =======  =======  =======   =======      =====      =====

NOTE 7. DEBT

During April 2005, the Company repaid the outstanding balance on its unsecured senior note due in 2006 ($10 million). During May 2005, the Company repaid the outstanding balance on its revolving lines of credit ($144.2 million) from proceeds received from its offering of common stock (see Note 8). The Company also received proceeds of $125.0 million from an offering of its Notes in May 2005 (see Note 1). The Company used the proceeds from the Notes plus funds available under its senior secured credit facilities to finance its acquisition of Thomas on July 1, 2005 (see Note 14).

NOTE 8. STOCKHOLDERS' EQUITY

During May 2005, the Company completed an offering of 5,658,000 million shares of its common stock (including shares purchased by underwriters to cover over-allotments) for net proceeds of approximately $199.4 million. A portion of the proceeds was used to repay certain indebtedness (see Note 7). The remaining proceeds were invested in short-term securities prior to being used to finance the Company's acquisition of Thomas on July 1, 2005 (see Note 14).

NOTE 9. EARNINGS PER SHARE

The following table details the calculation of basic and diluted earnings per share:

                                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                                      JUNE 30,           JUNE 30,
                                                ------------------   ----------------
                                                  2005      2004       2005     2004
                                                -------    -------   -------  -------
Basic EPS:
  Net income                                    $14,663    $ 8,276   $24,955  $14,833
                                                =======    =======   =======  =======
  Shares:
      Weighted average number of
         common shares outstanding               23,681     19,763    21,872   18,058
                                                =======    =======   =======  =======

Basic earnings per common share                 $  0.62    $  0.42   $  1.14  $  0.82
                                                =======    =======   =======  =======

Diluted EPS:
  Net income                                    $14,663    $ 8,276   $24,955  $14,833
                                                =======    =======   =======  =======
  Shares:
      Weighted average number of
         common shares outstanding               23,681     19,763    21,872   18,058
      Assuming conversion of dilutive
         stock options issued and outstanding       541        378       561      389
                                                -------    -------   -------  -------
      Weighted average number of common
         shares outstanding, as adjusted         24,222     20,141    22,433   18,447
                                                =======    =======   =======  =======

Diluted earnings per common share               $  0.61    $  0.41   $  1.11  $  0.80
                                                =======    =======   =======  =======

NOTE 10. COMPREHENSIVE INCOME

For the three months ended June 30, 2005 and 2004, comprehensive income was $3.0 million and $7.2 million, respectively. For the six months ended June 30, 2005 and 2004, comprehensive income was $9.9 million and $13.9 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments, including realized and unrealized gains and losses (net of income taxes) on the foreign currency hedge of the Company's investment in a foreign subsidiary, fair market value adjustments of interest rate swaps and additional minimum pensions liability (net of income taxes).

NOTE 11. CASH FLOW INFORMATION

In the first six months of 2005 and 2004, the Company paid $7.8 million and $5.4 million, respectively, to the various taxing authorities for income taxes. Interest paid for the first six months of 2005 and 2004, was $7.8 million and $2.9 million, respectively.

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

Predecessors to the Company manufactured, distributed and sold products allegedly at issue in the pending asbestos and silicosis litigation lawsuits (the "Products"). The Company has potential responsibility for certain of these Products, namely: (a) air compressors which used asbestos-containing components manufactured and supplied by third parties; and (b) portable air compressors used in sandblasting operations as a component of sandblasting equipment manufactured and sold by others. The sandblasting equipment is alleged to have caused the silicosis disease plaintiffs claim in these cases.

Neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber. The asbestos-containing components used in the Products were completely encapsulated in a protective non-asbestos binder and enclosed within the subject Products. Furthermore, the Company has never manufactured or distributed portable air compressors used in sandblasting applications.

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

NOTE 13. SEGMENT INFORMATION

Subsequent to the acquisition of Nash Elmo, the Company continues to be organized based upon the products and services it offers and has four operating divisions: Compressor, Blower, Liquid Ring Pump and Fluid Transfer. These divisions comprise two reportable segments, Compressor and Vacuum Products (formerly Compressed Air Products) and Fluid Transfer Products. The Compressor, Blower (which includes Nash Elmo's side channel blower business) and Liquid Ring Pump (consisting of Nash Elmo's liquid ring pump business) Divisions are aggregated into one reportable segment (Compressor and Vacuum Products) since the long-term financial performance of these businesses are affected by similar economic conditions, coupled with the similar nature of their products, manufacturing processes and other business characteristics. During the third quarter of 2004, the Company's former Pump and Fluid Transfer Divisions were combined into one division, Fluid Transfer. These two divisions were previously aggregated into one reportable segment (Fluid Transfer Products) primarily due to the same factors noted above, and thus, there has been no change to the Fluid Transfer Products segment.

                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                          JUNE 30,                   JUNE 30,
                                   ----------------------    ----------------------
                                      2005        2004         2005          2004
                                   ---------    ---------    ---------    ---------
Revenues
  Compressor and Vacuum Products   $ 200,944    $ 126,026    $ 393,670    $ 249,022
  Fluid Transfer Products             49,402       35,271       95,500       66,703
                                   ---------    ---------    ---------    ---------
      Total                        $ 250,346    $ 161,297    $ 489,170    $ 315,725
                                   =========    =========    =========    =========
Operating earnings:
  Compressor and Vacuum Products   $  16,691    $  10,629    $  30,123    $  18,903
  Fluid Transfer Products              6,817        3,335       11,489        4,942
                                   ---------    ---------    ---------    ---------
      Total                           23,508       13,964       41,612       23,845
  Interest expense                     5,251        1,436        9,284        3,458
  Other income, net                   (2,690)         (12)      (3,322)      (2,088)
                                   ---------    ---------    ---------    ---------
      Income before income taxes   $  20,947    $  12,540    $  35,650    $  22,475
                                   =========    =========    =========    =========

NOTE 14. SUBSEQUENT EVENTS

Thomas Industries Inc. Acquisition

On July 1, 2005, the Company acquired Thomas, previously a New York Stock Exchange listed company trading under the ticker symbol "TII." Thomas is a worldwide leader in the design, manufacture and marketing of precision engineered pumps, compressors and blowers. The agreed-upon purchase price of $40.00 per share for all outstanding shares and share equivalents (approximately $734.2 million) was paid in the form of cash and the assumption of $7.6 million of long-term capitalized lease obligations. As of June 30, 2005, Thomas had $265.3 million in cash and equivalents. The net transaction value, including assumed debt and net of cash acquired, was approximately $476.5 million.

Thomas is a leading supplier of pumps, compressors and blowers to the original equipment manufacturer (OEM) market in such applications as medical equipment, gasoline vapor and refrigerant recovery, automotive and transportation applications, printing, packaging, tape drives and laboratory equipment. Thomas designs, manufactures, markets, sells and services these products through worldwide operations with regional headquarters as follows: North American Group
- Sheboygan, Wisconsin; European Group - Puchheim, Germany; and Asia Pacific Group - Hong Kong, China.

Thomas has wholly-owned operations in 21 countries on five continents. Its primary manufacturing facilities are located in Sheboygan, Wisconsin; Monroe, Louisiana; Skokie, Illinois; and Syracuse, New York; Schopfheim, Fahrnau, Puchheim and Memmingen, Germany; and Wuxi, China. The manufacturing operations in the United States produce rotary vane, linear, piston and diaphragm pumps and compressors, and various liquid pump products. These products are directly sold worldwide to OEM's, as well as through fluid power and industrial distributors. The German operations manufacture a complementary line of rotary vane, linear, diaphragm, gear, side channel, radial, claw, screw and rotary lobe pumps, compressors and blowers, as well as various liquid pump products, air centers and centralized systems. These products are also distributed worldwide. The manufacturing facility in China was constructed during late 2004 and began production in 2005.

Thomas' largest markets are Europe and the United States, which represented approximately 52% and 38% of its revenues in 2004, respectively. Of the total sales to Europe, approximately 61% were to Germany and

39% to other European countries. Approximately 10% of Thomas' revenues were generated in Asia Pacific. At December 31, 2004, Thomas employed approximately 2,200 people.

For the year ended December 31, 2004, Thomas' revenues and operating income were $410 million and $209 million, respectively. Operating income for this period included $19 million from Thomas' 32% interest in the Genlyte Thomas Group LLC ("GTG"), a joint venture formed with The Genlyte Group Incorporated in 1998, and a $160 million nonrecurring gain on the sale of this joint venture in July 2004. For the twelve-month period of 2004, operating income from Thomas' Pumps and Compressors segment (which constituted Thomas' entire business following the sale of GTG in July 2004), net of corporate expenses, was $30 million. For the six months ended June 30, 2005, Thomas' revenues and operating income were $221 million and $18 million, respectively.

Gardner Denver financed the acquisition through senior secured term and revolving loan facilities under an amended and restated credit agreement (see further discussion below), the Notes and its recently completed public offering of 5,658,000 shares of common stock (see Note 7 and Note 8).

Amended and Restated Credit Agreement

On July 1, 2005, the Company's $605.0 million amended and restated credit agreement (the "2005 Credit Agreement") became effective with the Thomas acquisition. The 2005 Credit Agreement provided the Company with access to senior secured credit facilities including a $380.0 million Term Loan and restated the $225.0 million Revolving Line of Credit, in addition to superceding the Company's previously existing credit agreement. Proceeds from the 2005 Credit Agreement were used to fund the Thomas acquisition and retire $144.4 million of debt outstanding under the previously existing Term Loan.

The Revolving Line of Credit matures on September 1, 2009. Loans under this facility may be denominated in U.S. Dollars or several foreign currencies. The new Term Loan has a final maturity of July 1, 2010. The Term Loan requires quarterly principal payments totaling $19 million, $38 million, $57 million, $95 million and $171 million in years one through five, respectively.

The interest rates applicable to loans under the 2005 Credit Agreement are variable and will be, at the Company's option, either the prime rate plus an applicable margin or LIBOR plus an applicable margin. The applicable margin percentages are adjustable quarterly, based upon financial ratio guidelines defined in 2005 Credit Agreement.

The Company's obligations under the 2005 Credit Agreement are guaranteed by the Company's existing and future domestic subsidiaries, and are secured by a pledge of certain subsidiaries' capital stock. The Company is subject to customary covenants regarding certain earnings, liquidity and capital ratios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS.

Thomas Industries Inc. Acquisition

On July 1, 2005, the Company acquired Thomas Industries Inc. ("Thomas"), previously a New York Stock Exchange listed company trading under the ticker symbol "TII." Thomas is a worldwide leader in the design, manufacture and marketing of precision engineered pumps, compressors and blowers. The agreed-upon purchase price of $40.00 per share for all outstanding shares and share equivalents (approximately $734.2 million) was paid in the form of cash and the assumption of $7.6 million of long-term capitalized lease obligations. As of June 30, 2005, Thomas had $265.3 million in cash and equivalents. The net transaction value, including assumed debt and net of cash, was approximately $476.5 million.

Thomas is a leading supplier of pumps, compressors and blowers to the original equipment manufacturer (OEM) market in such applications as medical equipment, gasoline vapor and refrigerant recovery, automotive and transportation applications, printing, packaging, tape drives and laboratory equipment. Thomas designs, manufactures, markets, sells and services these products through worldwide operations with regional headquarters as follows: North American Group
- Sheboygan, Wisconsin; European Group - Puchheim, Germany; and Asia Pacific Group - Hong Kong, China.

Thomas has wholly-owned operations in 21 countries on five continents. Its primary manufacturing facilities are located in Sheboygan, Wisconsin; Monroe, Louisiana; Skokie, Illinois; and Syracuse, New York; Schopfheim, Fahrnau, Puchheim and Memmingen, Germany; and Wuxi, China. The manufacturing operations in the United States produce rotary vane, linear, piston and diaphragm pumps and compressors, and various liquid pump products. These products are directly sold worldwide to OEM's, as well as through fluid power and industrial distributors. The German operations manufacture a complementary line of rotary vane, linear, diaphragm, gear, side channel, radial, claw, screw and rotary lobe pumps, compressors and blowers, as well as various liquid pump products, air centers and centralized systems. These products are also distributed worldwide. The manufacturing facility in China was constructed during late 2004 and began production in 2005.

Thomas' largest markets are Europe and the United States, which represented approximately 52% and 38% of its revenues in 2004, respectively. Of the total sales to Europe, approximately 61% were to Germany and 39% to other European countries. Approximately 10% of Thomas' revenues were generated in Asia Pacific. At December 31, 2004, Thomas employed approximately 2,200 people.

For the year ended December 31, 2004, Thomas' revenues and operating income were $410 million and $209 million, respectively. Operating income for this period included $19 million from Thomas' 32% interest in the Genlyte Thomas Group LLC ("GTG"), a joint venture formed with The Genlyte Group Incorporated in 1998, and a $160 million nonrecurring gain on the sale of this joint venture in July 2004. For the twelve-month period of 2004, operating income from Thomas' Pumps and Compressors segment (which constituted Thomas' entire business following the sale of GTG in July 2004), net of corporate expenses, was $30 million. For the six months ended June 30, 2005, Thomas' revenues and operating income were $221 million and $18 million, respectively.

Gardner Denver financed the acquisition through senior secured term and revolving loan facilities under an amended and restated credit agreement, the 8% Senior Subordinated Notes, which were issued in May 2005 (the "Notes") and its recently completed public offering of 5,658,000 shares of common stock (see further discussion under Liquidity and Capital Resources).

Syltone, Nash Elmo and Bottarini Acquisitions

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

On September 1, 2004, the Company acquired nash_elmo Holdings, LLC ("Nash Elmo"), a leading global manufacturer of industrial vacuum pumps. Nash Elmo is primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses' products are complementary to the Compressor and Vacuum Products segment's existing product portfolio. Nash Elmo, previously headquartered in Trumbull, CT, has primary manufacturing facilities located in Bad Neustadt and Nuremberg, Germany; Zibo, China; and Campinas, Brazil. For the year ended December 31, 2003, Nash Elmo's revenues and earnings before income taxes were $212.4 million and $7.8 million, respectively. Nash Elmo's largest markets are in Europe, Asia, North America and South America.

In June 2005, the Company acquired the outstanding shares of Bottarini S.p.A. ("Bottarini"), a leading packager of industrial air compressors located near Milan, Italy. The purchase price of $10.1 million, including assumed bank debt (net of cash acquired) and direct acquisition costs, was paid in cash and the assumption of Bottarini's debt ($1.2 million).

Subsequent to the acquisitions of Syltone, Nash Elmo and Bottarini, the Company continues to be organized based upon the products and services it offers and has four operating divisions: Compressor, Blower, Liquid Ring Pump and Fluid Transfer. These divisions comprise two reportable segments, Compressor and Vacuum Products (formerly Compressed Air Products) and Fluid Transfer Products. The Compressor (which now includes Bottarini), Blower (which includes Nash Elmo's side channel blower business) and Liquid Ring Pump (consisting of Nash Elmo's liquid ring pump business) Divisions are aggregated into one reportable segment (Compressor and Vacuum Products) since the long-term financial performance of these businesses are affected by similar economic conditions, coupled with the similar nature of their products, manufacturing processes and other business characteristics. During the third quarter of 2004, the Company's former Pump and Fluid Transfer Divisions were combined into one division, Fluid Transfer. These two divisions were previously aggregated into one reportable segment (Fluid Transfer Products) primarily due to the same factors as noted above, and thus, there has been no change to the Fluid Transfer Products segment.

RESULTS OF OPERATIONS.

          PERFORMANCE IN THE QUARTER ENDED JUNE 30, 2005 COMPARED WITH
                        THE QUARTER ENDED JUNE 30, 2004

Revenues

Revenues increased $89.0 million (55%) to $250.3 million for the three months ended June 30, 2005, compared to the same period of 2004. This increase was primarily due to the acquisition of Nash Elmo and Bottarini, which contributed $66.9 million. Increased shipments of drilling and well stimulation pumps, compressors and blowers, price increases and favorable changes in currency exchange rates also contributed to the improved revenues.

For the three months ended June 30, 2005, revenues for the Compressor and Vacuum Products segment increased $74.9 million (59%) to $200.9 million, compared to the same period of 2004. This increase was primarily due to the acquisition of Nash Elmo and Bottarini. Higher volumes of compressor and blower shipments in the U.S., Europe and China, price increases and changes in currency exchange rates also contributed to this increase. Fluid Transfer Products segment revenues increased $14.1 million (40%) to $49.4 million for the three months ended June 30, 2005 compared to the same period of 2004. This improvement was primarily due to incremental volume (approximately 32%) of drilling and well stimulation pumps, water jetting systems and related aftermarket parts. Price increases and changes in currency exchange rates also contributed to this increase.

Costs and Expenses

Gross margin (defined as revenues less cost of sales) for the three months ended June 30, 2005 increased $29.8 million (57%) to $82.4 million compared to the same period of 2004, primarily due to the increase in revenues. Gross margin as a percentage of revenues (gross margin percentage) increased to 32.9% in the three-month period of 2005 from 32.6% in the same period of 2004 primarily due to the acquisition of Nash Elmo, which had a higher gross margin percentage than the Company's previously existing businesses. Favorable sales mix including a higher proportion of drilling pump shipments and increased volume and pricing in both segments also contributed to the increase. These positive factors were partially offset by higher material costs due to surcharges on castings and other components stemming from increases in scrap iron and other metal prices, combined with inefficiencies stemming from delays in material availability and increasing levels of production.

Depreciation and amortization for the three months ended June 30, 2005 increased $2.2 million (44%) to $7.2 million, compared to the same period of 2004, primarily due to the Nash Elmo acquisition.

Selling and administrative expenses increased $18.0 million (54%) in the three-month period of 2005 to $51.7 million, compared to the same period of 2004, primarily due to the acquisition of Nash Elmo and Bottarini (approximately $16 million). Higher compensation and fringe benefit costs, changes in currency exchange rates and expenses associated with a new compressor packaging facility in China also contributed to this increase. As a percentage of revenues, selling and administration expenses decreased slightly to 20.7% for the three-month period of 2005 from 20.9% in the same period of 2004.

The Compressor and Vacuum Products segment generated operating earnings (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) as a percentage of revenues (operating margin) of 8.3% in the three-month period ended June 30, 2005, slightly less than the operating margin of the three-month period of the previous year. Operating margin from Compressor and Vacuum Products segment businesses that existed prior to the Nash Elmo was 6.7% and 8.4% for the three-month periods ended June 30, 2005 and 2004, respectively. The decline in operating margin compared to the prior year for these businesses was primarily attributable to the higher material and selling and administrative costs as noted above, partially offset by the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base.

The Fluid Transfer Products segment generated operating margin of 13.8% for the three-month period ended June 30, 2005, compared to 9.5% in the same period of 2004. This increase is primarily due to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base. Improved productivity, benefits from capital investments, and favorable mix associated with a higher proportion of drilling pump shipments also contributed to the increase.

Acquisition-related financing and higher interest rates resulted in $3.8 million of additional interest expense for the three months ended June 30, 2005, compared to the same period of 2004. The weighted average interest rate for the three-month period ended June 30, 2005 was 6.8% compared to 5.2% in the comparable prior year period. This increased rate was primarily attributable to increases in market rates on floating rate debt and the addition of the Notes to partially finance the Thomas acquisition.

Other income, net increased $2.7 million for the three months ended June 30, 2005, compared to the same period of 2004. This increase was primarily due to $1.6 million in litigation-related settlements received during the second quarter of 2005, in addition to $0.7 million of interest income earned on the proceeds from the Notes prior to their use to complete the Thomas acquisition.

Income before income taxes increased $8.4 million (67%) to $20.9 million for the three months ended June 30, 2005, compared to the same period of 2004. This increase is primarily due to the Nash Elmo acquisition, which contributed approximately $5 million, and the increase in other income, net. Increased volume in both segments and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base also contributed to the increase. These positive factors were partially offset by higher interest expense.

The provision for income taxes increased by $2.0 million to $6.3 million for the three-month period of 2005, compared to the prior year period, as a result of the higher pretax income, partially offset by a lower effective tax rate. The Company's effective tax rate for the three months ended June 30, 2005 decreased to 30% compared to 34% in the prior year period, principally due to a higher proportion of earnings derived from lower taxed non-U.S. jurisdictions and tax planning initiatives.

Net income for the three months ended June 30, 2005 increased $6.4 million (77%) to $14.7 million ($0.61 diluted earnings per share), compared to $8.3 million ($0.41 diluted earnings per share) in same period of 2004. This improvement resulted primarily from the benefit of the Nash Elmo acquisition (approximately $4 million), increased revenues and the related cost leverage, litigation-related settlements and the lower effective tax rate. Diluted earnings per share for the three-month period were reduced by $0.11 as a result of the public offering of 5,658,000 shares of Gardner Denver's common stock and the Notes issued to finance the Thomas acquisition. These acquisition-related financings were completed in early May 2005.

        PERFORMANCE IN THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH
                       THE SIX MONTHS ENDED JUNE 30, 2004

Revenues

Revenues increased $173.4 million (55%) to $489.2 million for the six months ended June 30, 2005, compared to the same period of 2004. This increase was primarily due to the Nash Elmo and Bottarini acquisitions, which contributed $129.2 million in revenues. Increased shipments of drilling and well stimulation pumps, replacement parts, compressors and blowers, combined with price increases and favorable changes in currency exchange rates, also contributed to this improvement.

For the six months ended June 30, 2005 revenues for the Compressor and Vacuum Products segment increased $144.6 million (58%) to $393.7 million, compared to the same period of 2004. This increase was primarily due to the acquisitions of Nash Elmo and Bottarini. Higher volumes of compressor and blower shipments in the U.S., Europe and China, price increases and changes in currency exchange rates also contributed to this increase. Fluid Transfer Products segment revenues increased $28.8 million (43%) to $95.5 million for the six months ended June 30, 2005, compared to the same period of 2004, primarily due to increased volume (approximately 39%) of drilling and well stimulation pumps, water jetting systems and related aftermarket parts. Price increases and changes in currency exchange rates also contributed to this increase.

Costs and Expenses

Gross margin for the six months ended June 30, 2005 increased $57.7 million (56%) to $160.3 million, compared to the same period of 2004, primarily due to the increase in revenues. Gross margin percentage of revenues increased to 32.8% in the six-month period of 2005 from 32.5% in the same period of 2004 primarily due to the acquisition of Nash Elmo, which had a higher gross margin percentage than the Company's previously existing businesses, and due to increased volume and price increases in both segments. These positive factors were partially offset by higher material costs due to surcharges on castings and other components stemming from increases in scrap iron and other metal prices, combined with inefficiencies stemming from delays in material availability and increasing levels of production.

Depreciation and amortization for the six months ended June 30, 2005 increased $4.3 million (43%) to $14.5 million, compared to the same period of 2004, primarily due to the Nash Elmo acquisition.

Selling and administrative expenses increased $35.6 million (52%) in the six-month period of 2005 to $104.2 million, compared to the same period of 2004, primarily due to the acquisitions of Nash Elmo and Bottarini (approximately $32 million). Higher compensation and fringe benefit costs, changes in currency exchange rates and expenses associated with a new compressor packaging facility in China also contributed to this increase. As a percentage of revenues, selling and administrative expenses decreased slightly to 21.3% for the six-month period of 2005 from 21.7% in the same period of 2004.

The Compressor and Vacuum Products segment generated operating margin of 7.7% in the six-month period ended June 30, 2005, an increase from 7.6% for the same period of 2004. This increase was primarily attributable to the Nash Elmo acquisition. Operating margin from Compressor and Vacuum Products segment businesses that existed prior to the Nash Elmo acquisition was 6.5% for the six-month period ended June 30, 2005. The decline in operating margin compared to the prior year for these businesses was primarily attributable to the higher material and selling and administrative costs as noted above, partially offset by the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base.

The Fluid Transfer Products segment generated operating margin of 12.0% for the six-month period ended June 30, 2005, compared to 7.4% in the same period of 2004. This increase is primarily due to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base. Improved productivity, benefits from capital investments, and favorable mix associated with a higher proportion of drilling pump shipments also contributed to the increase.

Interest expense increased $5.8 million (168%) to $9.3 million for the six months ended June 30, 2005, compared to the same period of 2004, due to higher average borrowings stemming from acquisition-related financing and higher average rates. The average interest rate for the six-month period ended June 30, 2005 was 6.0%, compared to 4.5% in the comparable prior year period. This increased rate was primarily attributable to increases in market rates on floating rate debt and the Notes issued to partially finance the Thomas acquisition.

Other income, net increased $1.2 million to $3.3 million for the six months ended June 30, 2005, compared to the same period of 2004. This increase was primarily due to $1.6 million in litigation-related settlements received during the second quarter of 2005 and $0.7 million of interest income earned on the proceeds from the Notes, prior to their use to complete the Thomas acquisition. This increase was partially offset by a non-recurring $1.2 million foreign currency transaction gain recorded in the prior year, which related to the appreciation of U.S. dollar borrowings that were converted to British pounds prior to being used to consummate the Syltone acquisition.

Income before income taxes increased $13.2 million (59%) to $35.7 million for the six months ended June 30, 2005, compared to the same period of 2004. This increase is primarily due to the Nash Elmo acquisition, which contributed approximately $8 million, and the increase in other income, net. Increased volume in both segments and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base also contributed to the increase. These positive factors were partially offset by higher interest expense and the non-recurring foreign currency gain recorded in the prior year.

The provision for income taxes increased by $3.1 million to $10.7 million for the six-month period of 2005, compared to the prior year period, as a result of incremental income before taxes partially offset by a lower effective tax rate. The Company's effective tax rate for the six months ended June 30, 2005 decreased to 30%, compared to 34% in the prior year period, principally due to a higher proportion of earnings derived from lower taxed non-U.S. jurisdictions and tax planning initiatives.

Net income for the six months ended June 30, 2005 increased $10.2 million (68%) to $25.0 million ($1.11 diluted earnings per share), compared to $14.8 million ($0.80 diluted earnings per share) in same period of 2004. This increase was primarily attributable to the Nash Elmo acquisition (approximately $6 million), higher revenues and the related cost leverage, the litigation-related settlements received in the second quarter and the lower effective tax rate. Diluted earnings per share for the six-month period of 2005 were reduced by $0.11 as a result of the May 2005 financing transactions completed in advance of the Thomas acquisition and included approximately $0.12 of incremental dilution from the March 2004 stock offering.

Outlook

In general, demand for compressor and vacuum products correlates to the rate of manufacturing capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the global economic growth patterns indicated by the rates of change in the Gross Domestic Product around the world. In the second quarter of 2005, orders for compressor and vacuum products were $209.5 million, compared to $129.6 million in the same period of 2004. Backlog for the Compressor and Vacuum Products segment was $201.0 million as of June 30, 2005, compared to $81.5 million as of June 30, 2004. The increase in orders and backlog compared to the prior year was primarily due to the Nash Elmo and Bottarini acquisitions, which collectively contributed $66.5 million and $95.7 million to orders and backlog, respectively. Excluding this impact, the growth in orders and backlog compared to the prior year for this segment was primarily due to modest improvement in industrial demand in the U.S. and Eastern Europe, combined with incremental market share gains in Europe and China and favorable changes in currency exchange rates. The Company also experienced an increase in demand for positive displacement blowers used in transportation applications in the U.S.

Demand for petroleum-related fluid transfer products has historically corresponded to market conditions and expectations for oil and natural gas prices. Orders for fluid transfer products were $64.2 million in the second quarter of 2005, compared to $41.4 million in the same period of 2004. Backlog for this business segment was $94.8 million as of June 30, 2005, compared to $36.7 million as of June 30, 2004. The significant increase in orders and backlog compared to the prior year was primarily due to increased demand for drilling pumps, well stimulation pumps and petroleum pump parts, as a result of continued high prices for oil and natural gas. Future increases in demand for these products will likely be dependent upon oil and natural gas prices and rig counts, which the Company cannot predict.

LIQUIDITY AND CAPITAL RESOURCES

Operating Working Capital

During the six months ended June 30, 2005, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $22.0 million to $118.3 million. This increase primarily stems from lower accounts payable and accrued liabilities (due to timing of payments) and the Bottarini acquisition, partially offset by changes in foreign currency exchange rates.

Cash Flows

During the first six months of 2005, cash provided by operations was $18.8 million, compared to $5.4 million in the prior year period. This increase was primarily due to higher net income and depreciation and amortization levels. Improvements in days sales outstanding and inventory turnover also contributed to the increase. Net cash used in investing activities was $22.6 million during the first six months of 2005, primarily due to capital expenditures and the Bottarini acquisition. Net cash provided by financing activities was $189.4 million during the first six months of 2005, primarily due to $199.4 million in net proceeds related to the Company's issuance of 5.7 million shares of common stock to partially fund the Thomas acquisition, partially offset by net debt payments of $12.1 million. The cash flows provided by operating and financing activities and used in investing activities, combined with the effect of exchange rate changes, resulted in a net cash increase of $181.7 million during the first six months of 2005.

Capital Expenditures and Commitments

Capital projects designed to increase operating efficiency and flexibility, expand production capacity and bring new products to market resulted in expenditures of $10.5 million in the first six months of 2005. This was $1.8 million higher than the level of capital expenditures in the comparable period in 2004, primarily due to the timing of capital projects and spending related to the Nash Elmo operations. Commitments for capital expenditures at June 30, 2005 were approximately $14 million. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes. Approximately 200,000 shares remain available for repurchase under this program. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise or vesting of incentive stock options, restricted stock or performance shares. The Gardner Denver Board has authorized up to 400,000 shares for repurchase under this program and of this amount approximately 200,000 shares remain available for repurchase. As of June 30, 2005, a total of 1,572,542 shares have been repurchased at a cost of $22.8 million under both repurchase programs.

Liquidity

Pursuant to its previously filed shelf registration with the Securities and Exchange Commission, the Company completed an offering of 5,658,000 shares of its common stock (including shares purchased by underwriters to cover over-allotments) for proceeds of approximately $199.4 million (net of direct costs associated with the offering) during May 2005. The Company also completed an offering of $125.0 million of its Notes in a private placement on May 4, 2005. The Company used the proceeds from the shares and

Notes, plus funds available under an amended and restated senior secured bank facility, to finance its acquisition of Thomas (consummated on July 1, 2005) and to repay certain indebtedness.

The Notes have a fixed annual interest rate of 8% and are guaranteed by certain of the Company's domestic subsidiaries. At any time prior to May 1, 2009, the Company may redeem all or part of the Notes issued under the Indenture at a redemption price equal to 100% of the principal amount of the Notes redeemed plus an applicable "make-whole" premium, and accrued and unpaid interest and liquidated damages, if any. In addition, at any time prior to May 1, 2008, the Company may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more equity offerings, subject to certain conditions. On or after May 1, 2009, the Company may redeem all or a part of the Notes at varying redemption prices, plus accrued and unpaid interest and liquidated damages, if any. Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding for cash at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any. The Indenture contains events of default and affirmative, negative and financial covenants customary for such financings, including, among other things, limits on incurring additional debt and restricted payments.

On September 1, 2004, the Company entered into a $375.0 million amended and restated credit agreement (the "2004 Credit Agreement"). The 2004 Credit Agreement provided the Company with access to senior secured credit facilities including a $150.0 million five-year Term Loan and a $225.0 million five-year Revolving Line of Credit (the "Credit Line"). Proceeds from the 2004 Credit Agreement were used to fund the Nash Elmo acquisition and retire debt outstanding under its previously existing Credit Line and Term Loan.

On May 13, 2005, the Company entered into a $605.0 million amended and restated credit agreement (the "2005 Credit Agreement"). Contingent on the completion of the Thomas acquisition (consummated on July 1, 2005), the 2005 Credit Agreement provided the Company with access to senior secured credit facilities including a $380.0 million Term Loan and restated the $225.0 million Revolving Line of Credit, in addition to superceding the 2004 Credit Agreement. Proceeds from the 2005 Credit Agreement were used to fund the Thomas acquisition and retire $144.4 million of debt outstanding under the previously existing Term Loan.

The Revolving Line of Credit matures on September 1, 2009. Loans under this facility may be denominated in U.S. Dollars or several foreign currencies. On June 30, 2005, the Revolving Line of Credit had no outstanding principal balance, leaving $225.0 million available for letters of credit or for future use, subject to the terms of the Revolving Line of Credit.

The new Term Loan has a final maturity of July 1, 2010. The Term Loan requires quarterly principal payments totaling $19 million, $38 million, $57 million, $95 million and $171 million in years one through five, respectively.

The interest rates applicable to loans under the 2005 Credit Agreement are variable and will be, at the Company's option, either the prime rate plus an applicable margin or LIBOR plus an applicable margin. The applicable margin percentages are adjustable at the end of each quarter, based upon financial ratio guidelines defined in 2005 Credit Agreement.

The Company's obligations under the 2005 Credit Agreement are guaranteed by the Company's existing and future domestic subsidiaries, and are secured by a pledge of certain subsidiaries' capital stock. The Company is subject to customary covenants regarding certain earnings, liquidity and capital ratios.

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

Predecessors to the Company manufactured, distributed and sold products allegedly at issue in the pending asbestos and silicosis litigation lawsuits (the "Products"). The Company has potential responsibility for certain of these Products, namely: (a) air compressors which used asbestos-containing components manufactured and supplied by third parties; and (b) portable air compressors used in sandblasting operations as a component of sandblasting equipment manufactured and sold by others. The sandblasting equipment is alleged to have caused the silicosis disease plaintiffs claim in these cases.

Neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber. The asbestos-containing components used in the Products were completely encapsulated in a protective non-asbestos binder and enclosed within the subject Products. Furthermore, the Company has never manufactured or distributed portable air compressors used in sandblasting applications.

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

CRITICAL ACCOUNTING POLICIES

Management has evaluated the accounting policies used in the preparation of the Company's financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company's 2004 Annual Report on Form 10-K, filed on March 5, 2005, in the Critical Accounting Policies section of Management's Discussion and Analysis and in Note 1 to the Consolidated Financial Statements.

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

The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the ability to effectively integrate the Thomas, Nash Elmo and Bottarini acquisitions and realize anticipated cost savings, synergies and revenue enhancements; (2) the risk that the Company may incur significant cash integration costs to achieve any such cost savings; (3) the risks associated with incurring substantial additional indebtedness to complete the Thomas acquisition, including reduced liquidity for working capital and other purposes, increased vulnerability to general economic conditions and floating interest rates, and reduced financial and operating flexibility due to increased covenant and other restrictions in the Company's credit facilities and indentures; (4) the Company's exposure to economic downturns and market cycles, particularly the North American and/or worldwide level of oil and natural gas prices and oil and gas drilling and production, which affect demand for the Company's petroleum products, and domestic and/or worldwide industrial production and industrial capacity utilization rates, which affect demand for the Company's compressor and vacuum products; (5) the risks associated with intense competition in the Company's markets, particularly the pricing of the Company's products; (6) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company's dependence on particular suppliers, particularly iron casting and other metal suppliers; (7) the Company's ability to continue to identify and complete other strategic acquisitions and effectively integrate such acquisitions to achieve desired financial benefits;
(8) economic, political and other risks associated with the Company's international sales and operations, including changes in currency exchange rates (primarily between the U.S. dollar, the Euro, the British pound and the Chinese yuan); (9) the risks associated with pending asbestos and silicosis personal injury lawsuits, as well as other potential product liability and warranty claims due to the nature of the Company's products; (10) the risks associated with environmental compliance costs and liabilities; (11) the ability to attract and retain quality management personnel; (12) the ability to avoid employee work stoppages and other labor difficulties; (13) the risks associated with defending against potential intellectual property claims and enforcing intellectual property rights; (14) market performance of pension plan assets and changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations; (15) the risk of possible future charges if the Company determines that the value of goodwill or other intangible assets has been impaired; and (16) changes in laws and regulations, including accounting standards, tax requirements and interpretations or guidance related to the American Jobs Creation Act of 2004. The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, even though its situation and circumstances may change in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company's exposure to market risk between December 31, 2004 and June 30, 2005.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                               TOTAL NUMBER OF       MAXIMUM NUMBER
                                                             SHARES PURCHASED AS   OF SHARES THAT MAY
                                                              PART OF PUBLICLY      YET BE PURCHASED
                        TOTAL NUMBER OF      AVERAGE PRICE     ANNOUNCED PLANS     UNDER THE PLANS OR
      PERIOD          SHARES PURCHASED (1)   PAID PER SHARE    OR PROGRAMS (2)          PROGRAMS
---------------       --------------------   --------------  -------------------   ------------------
April 1, 2005 -
April 30, 2005                 --                   --                --                  210,300
May 1, 2005 -
May 31, 2005                   --                   --                --                  210,300
June 1, 2005 -
June 30, 2005                  --                   --                --                  210,300

Total                          --                   --                --                  210,300

(1) The shares purchased do not include shares acquired by the Company in connection with the exercise of stock options via a stock swap.

(2) In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held pursuant to notice on May 3, 2005. At the Annual Meeting, Donald G. Barger, Raymond R. Hipp and David D. Petratis were elected to serve as directors for a three-year term expiring in 2008. There were 17,926,453 affirmative votes cast and 1,553,292 negative votes concerning Mr. Barger's election as a director, 18,835,271 affirmative votes cast and 644,474 negative votes concerning Mr. Hipp's election as a director and 19,013,194 affirmative votes cast and 466,551 negative votes concerning Mr. Petratis' election as a director. The terms of directors Ross J. Centanni (Chairman), Frank J. Hansen, Thomas M. McKenna, Diane
K. Schumacher and Richard L. Thompson continued past the Annual Meeting. Stockholders also elected to approve the Company's Executive Annual Bonus Plan. There were 17,206,134 affirmative votes cast, 1,851,437 votes against and 421,357 abstaining votes or non-votes concerning the Company's Executive Annual Bonus Plan.

ITEM 6.  EXHIBITS

(a)   List of Exhibits:

      4.1 Form of Indenture by and among Gardner Denver, Inc., the guarantors and The Bank of New York Trust Company, N.A., as trustee, filed as
            Exhibit 4.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.

      10.1 Third Amended and Restated Credit Agreement dated as of May 13, 2005 among Gardner Denver, Inc. (the "Borrower"), the financial institutions from time to time party thereto (the "Lenders"), JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA, as a Lender, an LC Issuer, the Swing Line Lender and as agent for itself and the other Lenders, Wachovia Bank, National Association, as a Lender and as Syndication Agent for the Revolving Loan Facility, Harris Trust and Savings Bank, National City Bank of the Midwest and KeyBank National Association, as Lenders and as Co-Documentation Agents for the Revolving Credit Facility, and Bear Stearns Corporate Lending Inc., as a Lender and as Syndication Agent for the Term Loan Facility, filed as Exhibit 10.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated May 16, 2005, and incorporated herein by reference.

      10.2 Form of Escrow and Security Agreement by and between Gardner Denver, Inc. and The Bank of New York Trust Company, N.A., as trustee and escrow agent, filed as Exhibit 10.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.

      10.3 Form of Registration Rights Agreement by and among Gardner Denver, Inc., the guarantors and the initial purchasers named therein, filed as Exhibit 10.2 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.

      10.4 Gardner Denver, Inc. Executive Annual Bonus Plan, as amended effective January 1, 2006.

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

                                 GARDNER DENVER, INC.

Date: August 9, 2005                  By: /s/Ross J. Centanni
                                          ----------------------------------
                                      Ross J. Centanni
                                      Chairman, President & CEO

Date: August 9, 2005                  By: /s/Helen W. Cornell
                                          ------------------------------------
                                      Helen W. Cornell
                                      Vice President, Finance & CFO

Date: August 9, 2005                  By: /s/Daniel C. Rizzo, Jr.
                                          ----------------------------------
                                      Daniel C. Rizzo, Jr.
                                      Vice President and Corporate
                                      Controller (Chief Accounting Officer)

                              GARDNER DENVER, INC.

                                 EXHIBIT INDEX

EXHIBIT
NO.                                       DESCRIPTION

4.1 Form of Indenture by and among Gardner Denver, Inc., the guarantors and The Bank of New York Trust Company, N.A., as trustee, filed as
           Exhibit 4.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.

10.1 Third Amended and Restated Credit Agreement dated as of May 13, 2005 among Gardner Denver, Inc. (the "Borrower"), the financial institutions from time to time party thereto (the "Lenders"), JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA, as a Lender, an LC Issuer, the Swing Line Lender and as agent for itself and the other Lenders, Wachovia Bank, National Association, as a Lender and as Syndication Agent for the Revolving Loan Facility, Harris Trust and Savings Bank, National City Bank of the Midwest and KeyBank National Association, as Lenders and as Co-Documentation Agents for the Revolving Credit Facility, and Bear Stearns Corporate Lending Inc., as a Lender and as Syndication Agent for the Term Loan Facility, filed as Exhibit 10.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated May 16, 2005, and incorporated herein by reference.

10.2 Form of Escrow and Security Agreement by and between Gardner Denver, Inc. and The Bank of New York Trust Company, N.A., as trustee and escrow agent, filed as Exhibit 10.1 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.

10.3 Form of Registration Rights Agreement by and among Gardner Denver, Inc., the guarantors and the initial purchasers named therein, filed as Exhibit 10.2 to Gardner Denver, Inc.'s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.

10.4 Gardner Denver, Inc. Executive Annual Bonus Plan, as amended and to be effective January 1, 2006.

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