Form 10-Q
period 2005-09-30
GARDNER DENVER INC
filed 2005-11-09
CIK 916459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares outstanding of the registrant's Common Stock, par value $0.01 per share, as of November 1, 2005: 25,965,813 shares.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GARDNER DENVER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)


                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30,               SEPTEMBER 30,
                                    ------------------------     ------------------------
                                      2005           2004          2005           2004
                                    ---------      ---------     ---------      ---------
REVENUES                            $ 356,095      $ 182,616     $ 845,265      $ 498,341

COSTS AND EXPENSES:
  Cost of sales                       240,535        123,296       569,449        336,457
  Depreciation and amortization        11,335          5,925        25,816         16,074
  Selling and administrative           71,082         37,461       175,245        106,031
  Interest expense                     10,358          2,491        19,642          5,949
  Other expense (income), net          (1,016)           332        (4,338)        (1,756)
                                    ---------      ---------     ---------      ---------
TOTAL COSTS AND EXPENSES              332,294        169,505       785,814        462,755
                                    ---------      ---------     ---------      ---------

INCOME BEFORE INCOME TAXES             23,801         13,111        59,451         35,586
PROVISION FOR INCOME TAXES              7,140          4,457        17,835         12,099
                                    ---------      ---------     ---------      ---------

NET INCOME                          $  16,661      $   8,654     $  41,616      $  23,487
                                    =========      =========     =========      =========

BASIC EARNINGS PER SHARE            $    0.64      $    0.44     $    1.79      $    1.26
                                    =========      =========     =========      =========
DILUTED EARNINGS PER SHARE          $    0.63      $    0.43     $    1.75      $    1.23
                                    =========      =========     =========      =========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              GARDNER DENVER, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                             (UNAUDITED)              DECEMBER 31,
ASSETS                                                                    SEPTEMBER 30, 2005             2004
                                                                          ------------------         -------------
Current assets
  Cash and equivalents                                                        $   114,556               $    64,601
  Receivables (net of allowances of $11,939 at
    September 30, 2005 and $7,543 at December 31, 2004)                           228,578                   163,927
  Inventories, net                                                                214,033                   138,386
  Deferred income taxes                                                            25,653                     9,465
  Other current assets                                                             12,029                     9,143
                                                                              -----------               -----------
      Total current assets                                                        594,849                   385,522
                                                                              -----------               -----------

Property, plant and equipment, net                                                286,001                   148,819
Goodwill                                                                          622,839                   374,159
Other intangibles, net                                                            205,614                   110,173
Other assets                                                                       24,452                     9,936
                                                                              -----------               -----------
      Total assets                                                            $ 1,733,755               $ 1,028,609
                                                                              ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short term borrowings and current maturities
    of long-term debt                                                         $    31,332               $    32,949
  Accounts payable                                                                 96,643                    93,577
  Accrued liabilities                                                             188,498                   112,492
                                                                              -----------               -----------
      Total current liabilities                                                   316,473                   239,018
                                                                              -----------               -----------

Long-term debt, less current maturities                                           596,581                   280,256
Postretirement benefits other than pensions                                        30,662                    30,503
Deferred income taxes                                                              76,198                    21,324
Other long-term liabilities                                                        75,878                    52,032
                                                                              -----------               -----------
      Total liabilities                                                         1,095,792                   623,133
                                                                              -----------               -----------

Stockholders' equity
  Common stock, $0.01 par value; 50,000,000 shares authorized; 25,956,654 shares issued and outstanding at September 30, 2005, and 19,947,570
    issued and outstanding at December 31, 2004                                       277                       217
  Capital in excess of par value                                                  469,343                   262,091
  Treasury stock at cost, 1,807,776 shares at September 30,
    2005, and 1,739,661 at December 31, 2004                                      (29,257)                  (26,447)
  Retained earnings                                                               181,046                   139,430
  Accumulated other comprehensive income                                           16,554                    30,185
                                                                              -----------               -----------
      Total stockholders' equity                                                  637,963                   405,476
                                                                              -----------               -----------
      Total liabilities and stockholders' equity                              $ 1,733,755               $ 1,028,609
                                                                              ===========               ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              GARDNER DENVER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 2005
                                                                 ------------------------
                                                                    2005           2004
                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $  41,616      $  23,487
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                 25,816         16,074
      Unrealized foreign currency transaction gain, net               (108)        (1,235)
      Net loss (gain) on asset dispositions                            146            (11)
      Stock issued for employee benefit plans                        2,496          1,768
      Deferred income taxes                                         (1,874)         1,291
  Changes in assets and liabilities:
      Receivables                                                   (7,638)          (638)
      Inventories                                                   (4,316)        (8,324)
      Accounts payable and accrued liabilities                      (8,609)        (8,746)
      Other assets and liabilities, net                              5,298         (1,413)
                                                                 ---------      ---------
         Net cash provided by operating activities                  52,827         22,253
                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Business acquisitions, net of cash acquired                     (480,421)      (292,108)
  Capital expenditures                                             (22,650)       (12,301)
  Disposals of property, plant and equipment                           536            315
  Other                                                             (2,148)          (126)
                                                                 ---------      ---------
         Net cash used in investing activities                    (504,683)      (304,220)
                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on short-term debt                            (23,380)             -
  Proceeds from short-term debt                                     16,663              -
  Principal payments on long-term debt                            (467,328)      (200,998)
  Proceeds from issuance of long-term debt                         786,150        315,959
  Proceeds from issuance of common stock                           199,318         79,557
  Proceeds from stock options                                        5,498          3,475
  Purchase of treasury stock                                        (2,810)          (399)
  Debt issuance costs                                               (7,789)        (1,846)
                                                                 ---------      ---------
         Net cash provided by financing activities                 506,322        195,748

Effect of exchange rate changes on cash and equivalents             (4,511)         1,471
                                                                 ---------      ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     49,955        (84,748)
                                                                 ---------      ---------
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           64,601        132,803
                                                                 ---------      ---------
CASH AND EQUIVALENTS, END OF PERIOD                              $ 114,556      $  48,055
                                                                 =========      =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                              GARDNER DENVER, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts
                       or amounts described in millions)
                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

       The accompanying condensed consolidated financial statements include the accounts of Gardner Denver, Inc. and those subsidiaries that are majority-owned or over which Gardner Denver, Inc. exercises control (referred to herein as "Gardner Denver" or the "Company"). In consolidation, all significant intercompany transactions and accounts have been eliminated.

       The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such financial statements, have been included.

       These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated by reference in Gardner Denver's Annual Report on Form 10-K for the year ended December 31, 2004.

       The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Stock-Based Compensation Plans

       As allowed under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company measures its compensation cost of equity instruments issued under employee stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations. Stock options granted during the three and nine months ended September 30, 2005 and 2004 were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; and accordingly, no compensation expense has been recognized. If the Company had accounted for stock-based compensation using the fair value recognition provisions of SFAS No. 123 and related amendments, net income and basic and diluted earnings per share would have been as follows:

                                                               THREE MONTHS                              NINE MONTHS
                                                           ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                                                    ---------------------------------         ---------------------------------
                                                         2005               2004                   2005               2004
                                                    --------------     --------------         --------------     --------------
Net income, as reported                             $       16,661     $        8,654         $       41,616     $       23,487
Less: Total stock-based employee compensation
expense determined under fair value method,
net of related tax effects                          $          439     $          363         $        1,218     $        1,014
                                                    --------------     --------------         --------------     --------------
Pro forma net income                                $       16,222     $        8,291         $       40,398     $       22,473
                                                    ==============     ==============         ==============     ==============
Basic earnings per share, as reported               $         0.64     $         0.44         $         1.79     $         1.26
                                                    ==============     ==============         ==============     ==============
Basic earnings per share, pro forma                 $         0.63     $         0.42         $         1.74     $         1.20
                                                    ==============     ==============         ==============     ==============
Diluted earnings per share, as reported             $         0.63     $         0.43         $         1.75     $         1.23
                                                    ==============     ==============         ==============     ==============
Diluted earnings per share, pro forma               $         0.62     $         0.41         $         1.70     $         1.18
                                                    ==============     ==============         ==============     ==============


Changes in Accounting Principles and Effects of New Accounting Pronouncements

       In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs - an amendment to ARB No. 43, Chapter 4." This Statement amends previous guidance and requires expensing for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, the Statement requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its future consolidated financial statements.

       In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values.

       On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a rule that delayed the effective date of SFAS No. 123(R), which required adoption no later than July 1, 2005. The SEC rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. The new SEC rule does not change the accounting required by SFAS No. 123(R). Gardner Denver plans to adopt SFAS No. 123(R) on January 1, 2006, using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

       As permitted by SFAS No. 123, Gardner Denver currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the fair value method in

SFAS No. 123(R) will have an impact on Gardner Denver's result of operations, although it will have no impact on Gardner Denver's overall financial position. Management currently expects that the adoption of SFAS No. 123(R) will result in approximately $0.12 to $0.14 reduction in diluted earnings per share for 2006. This estimate is based on the Company's historical stock-based compensation practices and may change based on the actual level of stock-based compensation granted in the future. Additionally, Gardner Denver's stock option grants contain a provision that accelerates vesting of options for holders that retire and have met retirement eligibility requirements. Currently, as part of the pro forma disclosures required by SFAS No. 123, Gardner Denver records a pro forma expense for the unrecognized compensation cost in the period that the accelerated vesting occurs. However, upon adoption of SFAS No. 123(R), Gardner Denver will recognize compensation expense based on retirement eligibility dates for all options which contain an accelerated vesting provision. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

       In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to assist preparers with the implementation of SFAS No. 123(R). SAB 107 recognizes that considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), (specifically when valuing employee stock options); and that reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Gardner Denver will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123(R).

       In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS No. 154"), which requires retrospective application for reporting a voluntary change in accounting principle, unless it is impracticable to do so. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 as required, and management does not believe the adoption will have a material effect on the Company's results of operations or financial position.


NOTE 2.  BUSINESS COMBINATIONS

Consummated Acquisitions

       On July 1, 2005, the Company acquired Thomas Industries Inc. ("Thomas"), previously a New York Stock Exchange listed company trading under the ticker symbol "TII." Thomas is a worldwide leader in the design, manufacture and marketing of precision engineered pumps, compressors and blowers. Thomas' products are complementary to the Compressor and Vacuum Products segment's existing product portfolio. The agreed-upon purchase price of $40.00 per share for all outstanding shares and share equivalents (approximately $734.2 million) was paid in the form of cash and the assumption of $7.6 million of long-term capitalized lease obligations. As of June 30, 2005, Thomas had $265.3 million in cash and equivalents. The net transaction value, including assumed debt of $7.6 million (net of cash acquired) and direct acquisition costs, was approximately $483.5 million.

       The balance sheet accounts and results of operations of Thomas were included in Gardner Denver's Consolidated Financial Statements beginning on
July 1, 2005. The estimated fair values of the significant asset balances acquired and significant liabilities assumed in connection with the acquisition of Thomas are as follows: receivables ($59,834); inventory ($76,277); property, plant and equipment ($126,539); intangible assets ($354,612); other assets ($9,381); accounts payable and accrued liabilities ($90,738); net deferred income tax liabilities ($28,495) and other liabilities ($23,911), based on their estimated fair values on the date of acquisition. This allocation reflects the Company's preliminary estimates of the purchase price allocation and is subject to change upon completion of appraisals in 2006. Further, other assets and liabilities may be identified to which a portion of the purchase price could be allocated.

       The following unaudited pro forma financial information for the three and nine months ended September 30, 2005 and 2004 assumes that the Thomas acquisition occurred as of January 1, 2004. This unaudited pro forma financial information is subject to change upon finalization of the purchase price allocation of Thomas. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the Thomas acquisition been consummated on the date indicated.


                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                   -------------------------     -------------------------
                                       2005          2004           2005           2004
                                   ----------     ----------     ----------     ----------
Revenues                           $  356,095     $  326,304     $1,066,184     $  964,529
                                   ==========     ==========     ==========     ==========
Net income (1)                     $   16,661     $   97,283     $   46,764     $  125,111
                                   ==========     ==========     ==========     ==========
Diluted earnings per share (1)     $     0.63     $     3.76     $     1.78     $     5.07
                                   ==========     ==========     ==========     ==========

(1) Net income and diluted earnings per share for the three-month and nine-month periods ended September 30, 2004, include a one-time gain of $160.4 million, pre-tax, related to Thomas' sale of its equity interest in the Genlyte Thomas Group LLC. Excluding the effect of the gain, diluted pro forma earnings per share for the three-month and nine-month periods ended September 30, 2004, would have been $0.45 and $1.29, respectively.

       In June 2005, the Company acquired the outstanding shares of Bottarini S.p.A. ("Bottarini"), a packager of industrial air compressors located near Milan, Italy. Bottarini's products are complementary to the Compressor and Vacuum Products segment's existing product portfolio. The purchase price of $10.1 million, including assumed bank debt (net of cash acquired) and direct acquisition costs, was paid in cash and the assumption of Bottarini's outstanding debt ($1.2 million). The size of this acquisition was not material in relation to Gardner Denver.

       On September 1, 2004, the Company acquired nash_elmo Holdings, LLC ("Nash Elmo"), a leading global manufacturer of industrial vacuum pumps. Nash Elmo is primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses' products are complementary to the Compressor and Vacuum Products segment's existing product portfolio. Nash Elmo, previously headquartered in Trumbull, CT, has primary manufacturing facilities located in Bad Neustadt and Nuremberg, Germany; Zibo, China; and Campinas, Brazil. The purchase price of $224.6 million, including assumed bank debt (net of cash acquired) and direct acquisition costs, was paid in the form of cash and the assumption of certain of Nash Elmo's existing debt ($10.4 million). There are no additional contingent payments or commitments related to this acquisition. During the third quarter of 2005, the Company finalized the allocation of the Nash Elmo purchase price.

       On January 2, 2004, the Company acquired the outstanding shares of Syltone plc ("Syltone"), previously a publicly traded company listed on the London Stock Exchange. Syltone, previously headquartered in Bradford, United Kingdom ("U.K."), is one of the world's largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company's product lines. Syltone is also one of the world's largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. The purchase price of British pound 63.0 million (or approximately $112.5 million), including assumed bank debt (net of cash acquired) and direct acquisition costs, was paid in the form of cash (British pound 46.3 million), new loan notes (British pound 5.2 million) and the assumption of Syltone's existing bank debt, net of cash acquired (British pound 11.5 million). There are no additional contingent payments or commitments related to this acquisition.

       All acquisitions have been accounted for by the purchase method and, accordingly, their results are included in the Company's consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date.

Exit Costs for Thomas Headquarters Office

    In connection with the consummation of the Thomas acquisition, Gardner Denver decided to close Thomas' Headquarters office located in Louisville, Kentucky. The Company recorded a liability primarily related to estimated severance costs and other personnel-related costs. In accordance with Emerging Issues Task Force ("EITF") No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," the amount of the liability was included in the allocation of Thomas' acquisition cost. The Company expects to complete all exit activities by the end of the second quarter of 2006. The following table summarizes activity with respect to the exit liability.


                         OPENING BALANCE AT                            ENDING BALANCE AT
                            JULY 1, 2005          AMOUNT PAID         SEPTEMBER 30, 2005
                         ------------------       -----------         ------------------
Exit Liability              $  8,500              $   (8,091)               $  409


NOTE 3. INVENTORIES


                                                     SEPTEMBER 30, 2005         DECEMBER 31, 2004
                                                     ------------------         -----------------
Raw materials, including parts and subassemblies         $  97,268                    $  62,477
Work-in-process                                             37,787                       23,405
Finished goods                                              85,513                       57,321
                                                         ---------                    ---------
                                                           220,568                      143,203
Excess of FIFO costs over LIFO costs                        (6,535)                      (4,817)
                                                         ---------                    ---------
    Inventories, net                                     $ 214,033                    $ 138,386
                                                         =========                    =========

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

       The changes in the carrying amount of goodwill attributable to each business segment for the nine months ended September 30, 2005, and the year ended December 31, 2004, are as follows:


                                   COMPRESSOR &      FLUID
                                      VACUUM        TRANSFER
                                     PRODUCTS       PRODUCTS         TOTAL
                                   ------------     ---------      ----------
BALANCE AS OF DECEMBER 31, 2003      $ 179,854      $  25,634      $ 205,488
   Acquisitions                        148,842         11,609        160,451
   Foreign currency translation          7,379            841          8,220
                                     ---------      ---------      ---------
BALANCE AS OF DECEMBER 31, 2004        336,075         38,084        374,159
   Acquisitions                        258,127              -        258,127
   Foreign currency translation         (6,173)        (3,274)        (9,447)
                                     ---------      ---------      ---------
BALANCE AS OF SEPTEMBER 30, 2005     $ 588,029      $  34,810      $ 622,839
                                     =========      =========      =========


       The following table presents the gross carrying amounts and accumulated amortization for Gardner Denver's identifiable intangible assets subject to amortization at the dates presented:



                                           SEPTEMBER 30, 2005              DECEMBER 31, 2004
                                       ---------------------------     -------------------------
                                         GROSS                           GROSS
                                        CARRYING      ACCUMULATED       CARRYING     ACCUMULATED
                                         AMOUNT      AMORTIZATION        AMOUNT     AMORTIZATION
                                       ----------    ------------      ---------   --------------
Amortized intangible assets:
  Customer lists and relationships      $105,070      $ (4,853)        $ 53,855     $ (2,153)
  Acquired technology                     30,338       (12,160)          19,218       (9,732)
  Other                                   13,418        (3,244)          11,352       (2,508)
Unamortized intangible assets:
  Trademarks                              77,045             -           40,141            -
                                        --------      --------         --------     --------
      Total other intangible assets     $225,871      $(20,257)        $124,566     $(14,393)
                                        ========      ========         ========     ========


       Amortization of intangible assets for the three and nine months ended September 30, 2005, was $2.9 million and $6.6 million, respectively. Amortization of intangible assets for the three and nine months ended
September 30, 2004, was $1.3 million and $3.3 million, respectively. Amortization of intangible assets is anticipated to be approximately $11 million to $12 million per year for 2005 through 2009, based upon existing intangible assets with finite useful lives as of September 30, 2005. This estimate is subject to change based upon the finalization of the allocation of the Thomas purchase price.

NOTE 5. ACCRUED PRODUCT WARRANTY

       The following is a roll forward of the Company's product warranty accrual for the three and nine months ended September 30, 2005 and 2004.


                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                     -----------------------      -----------------------
                                        2005          2004           2005          2004
                                     ---------     ---------      -------       ---------
Balance at beginning of period        $ 10,861      $  7,808      $ 10,671      $  6,635
  Product warranty expense               3,464         2,284         7,374         6,012
  Settlements                           (3,235)       (1,948)       (6,700)       (5,978)
  Other (acquisitions and foreign
     currency translation)               5,872         3,059         5,617         4,534
                                      --------      --------      --------      --------
Balance at end of period              $ 16,962      $ 11,203      $ 16,962      $ 11,203
                                      --------      --------      --------      --------


NOTE 6. PENSION AND OTHER POSTRETIREMENT BENEFITS

       The following table summarizes the components of net periodic benefit expense for the Company's defined benefit pension plans and other postretirement benefit plans recognized for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively:


                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                         ---------------------------------------------------------------------------
                                                       PENSION BENEFITS                            OTHER
                                         ---------------------------------------------------------------------------
                                               U.S. PLANS              NON-U.S. PLANS       POSTRETIREMENT BENEFITS
                                         ---------------------------------------------------------------------------
                                           2005         2004        2005         2004          2005         2004
                                         -------      --------    --------      -------      -------     -----------
Service cost                             $ 1,346      $   528      $ 1,342      $   858      $    28      $     4
Interest cost                              1,025          831        2,008        1,453          409          410
Expected return on plan assets            (1,150)        (925)      (1,901)      (1,328)           -            -
Amortization of transition liability           1            -            -            -            3            -
Amortization of prior-service cost            (2)         (20)           -            5           11          (37)
Amortization of net loss (gain)              136           57           56           61         (139)        (137)
                                         -------      -------      -------      -------      -------      -------
  Net periodic benefit expense           $ 1,356      $   471      $ 1,505      $ 1,049      $   312      $   240
                                         =======      =======      =======      =======      =======      =======



                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------------------------------------------
                                                     PENSION BENEFITS                                OTHER
                                         --------------------------------------------------------------------------
                                              U.S. PLANS             NON-U.S. PLANS        POSTRETIREMENT BENEFITS
                                         --------------------------------------------------------------------------
                                          2005         2004         2005         2004         2005          2004
                                         -------      -------      -------      -------      -------      ---------
Service cost                             $ 2,552      $ 1,583      $ 3,815      $ 2,424      $    28      $    11
Interest cost                              2,801        2,493        5,948        4,057        1,169        1,229
Expected return on plan assets            (3,100)      (2,776)      (5,935)      (3,885)           -            -
Amortization of transition liability           1            -            -            -            3            -
Amortization of prior-service cost           (52)         (61)           -           15          (39)        (110)
Amortization of net loss (gain)              356          170          135          183         (439)        (411)
                                         -------      -------      -------      -------      -------      -------
  Net periodic benefit expense           $ 2,558      $ 1,409      $ 3,963      $ 2,794      $   722      $   719
                                         =======      =======      =======      =======      =======      =======

NOTE 7. DEBT


                                                                SEPTEMBER 30, 2005         DECEMBER 31, 2004
                                                                --------------------       ------------------
SHORT-TERM DEBT:
       Revolving Loans, due 2005 (1)                               $      -                     $ 10,898
       Other short-term debt                                          2,105                        1,729
                                                                   --------                     --------
Total short-term debt                                              $  2,105                     $ 12,627
                                                                   ========                     ========

LONG-TERM DEBT:
       Credit Line, due 2009 (2)                                   $ 95,560                     $113,635
       Term Loan, due 2010 (3,6)                                    375,250                      148,125
       Senior Subordinated Notes at 8%, due 2013                    125,000                            -
       Secured Mortgages, due 2022 (4)                                9,127                       10,362
       Unsecured Senior Note at 7.3%, due 2006 (1)                        -                       10,000
       Variable Rate Industrial Revenue Bonds, due 2018 (5)           8,000                        8,000
       Term Loan, due 2007 (1)                                            -                        6,001
       Capitalized Leases and Other Long-term debt                   12,871                        4,455
                                                                   --------                     --------
Total long-term debt, including current maturities                  625,808                      300,578
Current maturities of long-term-debt                                 29,227                       20,322
                                                                   --------                     --------
Total long-term debt, less current maturities                      $596,581                     $280,256
                                                                   ========                     ========



(1)  The outstanding balance was paid during 2005.

(2) The loans under this facility may be denominated in U.S. dollars or several foreign currencies. At September 30, 2005, the outstanding balance consisted of U.S. dollar borrowings of $59,500 and euro borrowings of euro dollar 30,000. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency and were 5.5% and 3.8% as of September 30, 2005 for the U.S. dollar and Euro loans, respectively. The rates averaged 4.6% and 3.6% during the first nine months of 2005 for the U.S. dollar and Euro loans, respectively.

(3) The interest rate varies with prime, federal funds, and/or LIBOR. At September 30, 2005, this rate was 5.6% and averaged 5.0% for the first nine months of 2005.

(4) This amount consists of two commercial loans assumed in the 2004 acquisition of Nash Elmo with an outstanding balance of euro dollar 7,593 at September 30, 2005. The loans are secured by the Company's facility in Bad Neustadt, Germany and are net of unamortized discount of euro dollar
     245. The interest rate of 4.6% is fixed until maturity.

(5) The interest rate varies with market rates for tax-exempt industrial revenue bonds. At December 31, 2004, this rate was 2.8% and averaged 2.4% during the first nine months of 2005.

(6) The term loan outstanding at December 31, 2004 was replaced with a new term loan on July 1, 2005 under the new 2005 Credit Agreement.


       On July 1, 2005, the Company's $605.0 million amended and restated credit agreement (the "2005 Credit Agreement") became effective with the Thomas acquisition. The 2005 Credit Agreement provided the Company with access to senior secured credit facilities including a $380.0 million Term Loan and restated its $225.0 million Revolving Line of Credit, in addition to superceding the Company's previously existing credit agreement. Proceeds from the 2005 Credit Agreement were used to fund the Thomas acquisition and retire $144.4 million of debt outstanding under the previously existing Term Loan.

       The new Term Loan has a final maturity of July 1, 2010. The Term Loan requires quarterly principal payments aggregating $19 million, $38 million, $57 million, $95 million and $171 million in years one through five, respectively.

       The Revolving Line of Credit matures on September 1, 2009. Loans under this facility may be denominated in U.S. Dollars or several foreign currencies. On September 30, 2005, the Revolving Line of Credit had an outstanding principal balance of $95.6 million, leaving $129.4 million available for letters of credit or for future use, subject to the terms of the Revolving Line of Credit.

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

       During May 2005, the Company repaid the outstanding balance on its revolving lines of credit ($144.2 million) from proceeds received from its offering of common stock (see Note 8). The Company also received proceeds of $125.0 million from an offering of its 8% Senior Subordinated Notes (the "Notes") in May 2005. The Company used the proceeds from the Notes, plus funds available under its 2005 Credit Agreement, to finance its acquisition of Thomas on July 1, 2005.

        The Notes have a fixed annual interest rate of 8% and are guaranteed by certain of the Company's domestic subsidiaries. At any time prior to May 1, 2009, the Company may redeem all or part of the Notes issued under the Indenture at a redemption price equal to 100% of the principal amount of the Notes redeemed plus an applicable premium in the range of 1% to 4% of the principal amount, and accrued and unpaid interest and liquidated damages, if any. In addition, at any time prior to May 1, 2008, the Company may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more equity offerings, subject to certain conditions. On or after May 1, 2009, the Company may redeem all or a part of the Notes at varying redemption prices, plus accrued and unpaid interest and liquidated damages, if any. Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding for cash at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any. The Indenture contains events of default and affirmative, negative and financial covenants customary for such financings, including, among other things, limits on incurring additional debt and restricted payments.

NOTE 8. STOCKHOLDERS' EQUITY

       During May 2005, the Company completed an offering of 5,658,000 million shares of its common stock (including shares purchased by underwriters to cover over-allotments) for net proceeds of approximately $199.3 million. A portion of the proceeds was used to repay certain indebtedness (see Note 7). The remaining proceeds were invested in short-term securities prior to being used to finance the Company's acquisition of Thomas on July 1, 2005 (see Note 2).


NOTE 9. EARNINGS PER SHARE

       The following table details the calculation of basic and diluted earnings per share:


                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                  -------------------     -------------------
                                                   2005        2004        2005         2004
                                                  -------     -------     -------     -------
BASIC EARNINGS PER SHARE
  Net income                                      $16,661     $ 8,654     $41,616     $23,487
                                                  =======     =======     =======     =======
  Shares
      Weighted average number of
         common shares outstanding                 25,871      19,806      23,219      18,645
                                                  =======     =======     =======     =======

Basic earnings per common share                   $  0.64     $  0.44     $  1.79     $  1.26
                                                  =======     =======     =======     =======

DILUTED EARNINGS PER SHARE
  Net income                                      $16,661     $ 8,654     $41,616     $23,487
                                                  =======     =======     =======     =======
  Shares
      Weighted average number of
         common shares outstanding                 25,871      19,806      23,219      18,645
      Assuming conversion of dilutive
         stock options issued and outstanding         500         382         541         387
                                                  -------     -------     -------     -------
      Weighted average number of common
         shares outstanding, as adjusted           26,371      20,188      23,760      19,032
                                                  =======     =======     =======     =======

Diluted earnings per common share                 $  0.63     $  0.43     $  1.75     $  1.23
                                                  =======     =======     =======     =======


       There were no outstanding antidilutive options to purchase shares of common stock in either the three-month or nine-month periods ended September 30, 2005.


NOTE 10. COMPREHENSIVE INCOME

       For the three months ended September 30, 2005 and 2004, comprehensive income was $18.1 million and $11.9 million, respectively. For the nine months ended September 30, 2005 and 2004, comprehensive income was $28.0 million and $25.8 million, respectively. Items impacting the Company's comprehensive income, but not included in net income, consist of foreign currency translation adjustments, including realized and unrealized gains and losses (net of income taxes) on the foreign currency hedge of the Company's investment in foreign subsidiaries, fair market value adjustments of interest rate swaps and additional minimum pensions liability (net of income taxes).

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

       In the first nine months of 2005 and 2004, the Company paid $11.7 million and $11.5 million, respectively, to various taxing authorities for income taxes. Interest paid for the first nine months of 2005 and 2004, was $14.1 million and $5.4 million, respectively.


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

       Predecessors to the Company sometimes manufactured, distributed and/or sold products allegedly at issue in the pending asbestos and silicosis litigation lawsuits (the "Products"). However, neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber or silica sand, the materials that allegedly cause the injury underlying the lawsuits. Moreover, the asbestos-containing components used in the Products were enclosed within the subject Products.

       The Company has entered into a series of cost-sharing agreements with multiple insurance companies to secure coverage for asbestos and silicosis lawsuits. The Company also believes some of the potential liabilities regarding these lawsuits are covered by indemnity agreements with other parties. The Company's uninsured settlement payments for past asbestos and silicosis lawsuits have been immaterial.

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

NOTE 13. SEGMENT RESULTS

       As a result of the July 1, 2005 acquisition of Thomas, certain changes were made to Gardner Denver's organizational structure. The Company's new organizational structure is still fundamentally based on the products and services it offers. Thomas' business consisted of the original Thomas business (prior to Thomas Industries' 2002 acquisition of Werner Rietschle Holding GmbH, a privately held company based in Germany) and the Rietschle business. The original Thomas business is a leader in the production of oil-free compressors, vacuum pumps and liquid pumps for original equipment manufacturers. The Rietschle products primarily include dry running and oil-lubricated vacuum pumps, compressors and pressure/vacuum pumps. These products utilize similar technologies and serve similar markets as those in the Blower Division. Due to these distinct similarities, the Rietschle business was combined with the Company's Blower Division. The original Thomas business will be operated and managed as a new Thomas Products operating division.

       Subsequent to the acquisition of Thomas, Gardner Denver now has five operating divisions: Compressor, Blower, Liquid Ring Pump, Fluid Transfer and Thomas Products. These divisions comprise two reportable segments: Compressor and Vacuum Products (formerly Compressed Air Products) and Fluid Transfer Products. The Compressor, Blower, Liquid Ring Pump and Thomas Products Divisions are aggregated into one reportable segment (Compressor and Vacuum Products) since the long-term financial performance of these businesses are affected by similar economic conditions, coupled with the similar nature of their products, manufacturing processes and other business characteristics. During the third quarter of 2004, the Company's former Pump and Fluid Transfer Divisions were combined into one division, Fluid Transfer. These two divisions were previously aggregated into one reportable segment (Fluid Transfer Products) primarily due to the same factors noted above, and thus, there has been no change to the Fluid Transfer Products segment.


                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                              ------------------------     ------------------------
                                                 2005          2004           2005          2004
                                              ---------      ---------     ---------      ---------
COMPRESSOR AND VACUUM PRODUCTS
  Revenues                                    $ 299,834      $ 147,148     $ 693,504      $ 396,170
  Segment operating earnings                     24,027         13,519        54,150         32,422
  Segment operating earnings as
    a percentage of segment revenues                8.0%           9.2%          7.8%           8.2%

FLUID TRANSFER PRODUCTS
  Revenues                                    $  56,261      $  35,468     $ 151,761      $ 102,171
  Segment operating earnings                      9,116          2,415        20,605          7,357
  Segment operating earnings as
    a percentage of segment revenues               16.2%           6.8%         13.6%           7.2%

RECONCILIATION OF SEGMENT RESULTS
  TO CONSOLIDATED RESULTS
    Total segment operating earnings          $  33,143      $  15,934     $  74,755      $  39,779
    Interest expense                             10,358          2,491        19,642          5,949
    Other expense (income), net                  (1,016)           332        (4,338)        (1,756)
                                              ---------      ---------     ---------      ---------
    Consolidated income before income taxes   $  23,801      $  13,111     $  59,451      $  35,586
                                              =========      =========     =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Thomas Industries, Inc. Acquisition

       On July 1, 2005, the Company acquired Thomas Industries Inc. ("Thomas"), previously a New York Stock Exchange listed company trading under the ticker symbol "TII." Thomas is a worldwide leader in the design, manufacture and marketing of precision engineered pumps, compressors and blowers. The agreed-upon purchase price of $40.00 per share for all outstanding shares and share equivalents (approximately $734.2 million) was paid in the form of cash and the assumption of $7.6 million of long-term capitalized lease obligations. As of June 30, 2005, Thomas had $265.3 million in cash and equivalents. The net transaction value, including assumed debt of $7.6 million (net of cash acquired) and direct acquisition costs, was approximately $483.5 million.

       Thomas is a leading supplier of pumps, compressors and blowers to the original equipment manufacturer (OEM) market in such applications as medical equipment, gasoline vapor and refrigerant recovery, automotive and transportation applications, printing, packaging, tape drives and laboratory equipment. Thomas designs, manufactures, markets, sells and services these products through worldwide operations.

       Thomas has wholly-owned operations in 21 countries on five continents. Its primary manufacturing facilities are located in Sheboygan, Wisconsin; Monroe, Louisiana; Skokie, Illinois; and Syracuse, New York; Schopfheim, Fahrnau, Puchheim and Memmingen, Germany; and Wuxi, China. The manufacturing operations in the United States produce rotary vane, linear, piston and diaphragm pumps and compressors, and various liquid pump products. These products are directly sold worldwide to OEM's, as well as through fluid power and industrial distributors. The German operations manufacture a complementary line of rotary vane, linear, diaphragm, gear, side channel, radial, claw, screw and rotary lobe pumps, compressors and blowers, as well as various liquid pump products, and packaged systems. These products are also distributed worldwide. The manufacturing facility in China was constructed during late 2004 and began production in 2005.

       Thomas' largest markets are Europe and the United States, which represented approximately 52% and 38% of its revenues in 2004, respectively. Of the total sales to Europe, approximately 61% were to Germany and 39% to other European countries. Approximately 10% of Thomas' 2004 revenues were generated in Asia Pacific. At July 1, 2005, Thomas employed approximately 2,300 people.


Syltone, Nash Elmo and Bottarini Acquisitions

       On January 2, 2004, the Company acquired the outstanding shares of Syltone plc ("Syltone"), previously a publicly traded company listed on the London Stock Exchange. Syltone, previously headquartered in Bradford, United Kingdom ("U.K."), is one of the world's largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company's product lines. Syltone is also one of the world's largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. The purchase price of British pound 63.0 million (or approximately $112.5 million), including assumed bank debt (net of cash acquired) and direct acquisition costs, was paid in the form of cash (British pound 46.3 million), new loan notes (British pound 5.2 million) and the assumption of Syltone's existing bank debt, net of cash acquired (British pound 11.5 million). There are no additional contingent payments or commitments related to this acquisition.

       On September 1, 2004, the Company acquired nash_elmo Holdings, LLC ("Nash Elmo"), a leading global manufacturer of industrial vacuum pumps. Nash Elmo is primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses' products are complementary to the Compressor and Vacuum Products segment's existing product portfolio. Nash Elmo, previously headquartered in Trumbull, CT, has primary manufacturing facilities located in Bad Neustadt and Nuremberg, Germany; Zibo, China; and Campinas, Brazil. The purchase price of $224.6 million, including assumed bank debt (net of cash acquired) and direct acquisition costs, was paid in the form of cash and the assumption of certain of Nash Elmo's existing debt ($10.4 million). There are no additional contingent payments or commitments related to this acquisition.

       In June 2005, the Company acquired the outstanding shares of Bottarini S.p.A. ("Bottarini"), a packager of industrial air compressors located near Milan, Italy. The purchase prices of $10.1 million, including assumed bank debt (net of cash acquired) and direct acquisition costs, was paid in cash and the assumption of Bottarini's outstanding debt ($1.2 million).


Operating Segments

       As a result of the July 1, 2005 acquisition of Thomas, certain changes were made to Gardner Denver's organizational structure. The Company's new organizational structure is still fundamentally based on the products and services it offers. Thomas' business consisted of the original Thomas business (prior to Thomas' 2002 acquisition of Werner Rietschle Holding GmbH, a privately held company based in Germany) and the Rietschle business. The original Thomas business is a leader in the production of oil-free compressors and vacuum pumps for original equipment manufacturers. The Rietschle products primarily include dry running and oil-lubricated vacuum pumps, compressors and pressure/vacuum pumps. Due to the distinct similarity in products and markets served, the Rietschle business was combined with the Company's Blower Division. The original Thomas business will be operated and managed as a new Thomas Products operating division.

       Subsequent to the acquisition of Thomas, the Company now has five operating divisions: Compressor, Blower, Liquid Ring Pump, Fluid Transfer and Thomas Products. These divisions comprise two reportable segments: Compressor and Vacuum Products (formerly Compressed Air Products) and Fluid Transfer Products. The Compressor, Blower, Liquid Ring Pump and Thomas Products Divisions are aggregated into one reportable segment (Compressor and Vacuum Products) since the long-term financial performance of these businesses are affected by similar economic conditions, coupled with the similar nature of their products, manufacturing processes and other business characteristics. During the third quarter of 2004, the Company's former Pump and Fluid Transfer Divisions were combined into one division, Fluid Transfer. These two divisions were previously aggregated into one reportable segment (Fluid Transfer Products) primarily due to the same factors noted above, and thus, there has been no change to the Fluid Transfer Products segment.

RESULTS OF OPERATIONS

        PERFORMANCE IN THE QUARTER ENDED SEPTEMBER 30, 2005 COMPARED WITH
                      THE QUARTER ENDED SEPTEMBER 30, 2004


Revenues

       Revenues increased $173.5 million (95%) to $356.1 million for the three months ended September 30, 2005, compared to the same period of 2004. This increase was primarily due to the acquisitions of Thomas, Nash Elmo and Bottarini, which contributed approximately $143.0 million of additional revenues, compared to 2004. Increased shipments of drilling and well stimulation pumps, compressors and blowers, combined with price increases, also contributed to the growth in revenues.

        For the three months ended September 30, 2005, revenues for the Compressor and Vacuum Products segment increased $152.7 million (104%) to $299.8 million, compared to the same period of 2004. This increase was primarily due to the acquisitions of Thomas, Nash Elmo and Bottarini, and higher volumes of compressor and blower shipments in the U.S., Europe and China (100%), and improved pricing (4%).

        Fluid Transfer Products segment revenues increased $20.8 million (59%) to $56.3 million for the three months ended September 30, 2005, compared to the same period of 2004. This improvement was primarily due to increased volume of shipments of drilling and well stimulation pumps, water jetting systems and related aftermarket parts (53%), and price increases (6%).

Costs and Expenses

       Gross margin (defined as revenues less cost of sales) for the three months ended September 30, 2005 increased $56.2 million (95%) to $115.6 million compared to the same period of 2004, primarily due to the increase in revenues. Gross margin as a percentage of revenues (gross margin percentage) was 32.5% in the three-month periods of 2005 and 2004. Increased volume and pricing in both segments and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base contributed favorably. These positive factors were offset by the impact of recording the Thomas inventory at fair value on the acquisition date ($3.9 million) and by higher material costs due to surcharges stemming from increases in scrap iron and other metal prices.

       Depreciation and amortization for the three months ended September 30, 2005 increased $5.4 million (91%) to $11.3 million, compared to the same period of 2004, primarily due to the Thomas and Nash Elmo acquisitions. The current quarter results include an amortization reduction of approximately $0.7 million as a result of the finalization of the allocation of the Nash Elmo purchase price.

       Selling and administrative expenses increased $33.6 million (90%) in the third quarter of 2005 to $71.1 million, compared to the same period of 2004. This increase was primarily attributable to the acquisitions of Thomas, Nash Elmo and Bottarini, which contributed approximately $31.0 million of additional selling and administrative expenses compared to 2004. Higher compensation and fringe benefit costs, and expenses associated with a new compressor packaging facility in China also contributed to this increase. However, as a percentage of revenues, selling and administrative expenses decreased from 20.5% in the third quarter of 2004 to 20.0% in the third quarter of 2005 as acquisitions are integrated.

       The Compressor and Vacuum Products segment generated operating earnings (defined as revenues, less cost of sales, depreciation and amortization, and selling and administrative expenses) as a percentage of revenues (operating margin) of 8.0% in the three-month period ended September 30, 2005, compared to operating margin of 9.2% for the same period of 2004 (see Note 13 to the Condensed Consolidated Financial Statements). The decline in operating margin was primarily attributable to higher material and selling and administrative costs as noted above, and the impact of recording the Thomas Industries inventory at fair value on the acquisition date, partially offset by the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base. Operating margin from Compressor and Vacuum Products segment businesses that existed prior to the incremental effect of the acquisitions of Thomas Industries, Nash Elmo and Bottarini was approximately 9.5% and 9.0% for the three-month periods ended September 30, 2005 and 2004, respectively.

       The Fluid Transfer Products segment generated operating margin of 16.2% for the three-month period ended September 30, 2005, compared to 6.8% for the same period of 2004 (see Note 13 to the Condensed Consolidated Financial Statements). This increase is primarily due to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base, and price increases. Improved productivity, benefits from capital investments and favorable mix associated with a higher proportion of drilling pump shipments also contributed to the increase.

       Interest expense increased $7.9 million to $10.4 million in the third quarter of 2005, compared to the third quarter of 2004. This increase was primarily due to additional funds borrowed to finance the acquisition of Thomas Industries and higher interest rates. The weighted average interest rate, including the amortization of debt issuance costs, for the three-month period ended September 30, 2005 was 7.1%, compared to 5.6% in the comparable prior year period. The higher weighted average interest rate for the current quarter was primarily attributable to increases in market rates on floating rate debt and the issuance of $125.0 million of 8% Senior Subordinated Notes (the "Notes") in the second quarter of 2005.

       Income before income taxes increased $10.7 million (82%) to $23.8 million for the three months ended September 30, 2005, compared to the same period of 2004. This increase is primarily due to increased volume in both segments as a result of recent acquisitions and internal growth, and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base. These positive factors were partially offset by higher interest expense.

       The provision for income taxes increased by $2.7 million to $7.1 million for the current quarter, compared to the prior year period, as a result of higher pretax income, partially offset by a lower effective tax rate. The Company's effective tax rate for the three months ended September 30, 2005 decreased to 30% compared to 34% in the prior year period, principally due to a higher proportion of earnings being derived from lower-taxed non-U.S. jurisdictions and tax planning initiatives.

       Net income for the three months ended September 30, 2005 increased $8.0 million (93%) to $16.7 million, compared to $8.7 million for same period of 2004. This improvement in net income resulted primarily from the combination of higher income before taxes and the lower effective tax rate in 2005, compared to 2004. On a diluted per share basis, earnings for the three months ended September 30, 2005 were $0.63, compared to $0.43 for the same period of 2004. Diluted earning per share for the current quarter reflect the impact of the issuance of 5,658,000 shares of Gardner Denver's common stock during the second quarter of 2005.

      PERFORMANCE IN THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH
                    THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

       Revenues increased $346.9 million (70%) to $845.3 million for the nine months ended September 30, 2005, compared to the same period of 2004. This increase was primarily due to the acquisitions of Thomas, Nash Elmo and Bottarini, which contributed approximately $272.3 million of additional revenues compared to 2004. Increased shipments of drilling and well stimulation pumps, replacement parts, compressors and blowers, combined with price increases and favorable changes in currency exchange rates, also contributed to the growth in revenues.

       For the nine months ended September 30, 2005, revenues for the Compressor and Vacuum Products segment increased $297.3 million (75%) to $693.5 million, compared to the same period of 2004. This increase was primarily due to the acquisitions of Thomas, Nash Elmo and Bottarini and, higher volumes of compressor and blower shipments in the U.S., Europe and China (71%), price increase (3%) and favorable changes in currency exchange rates (1%).

       Fluid Transfer Products segment revenues increased $49.6 million (49%) to $151.8 million for the nine months ended September 30, 2005, compared to the same period of 2004. This improvement was primarily attributable to increased volume of shipments of drilling and well stimulation pumps, water jetting systems and related aftermarket parts (44%), and price increases (5%).

Costs and Expenses

       Gross margin for the nine months ended September 30, 2005 increased $113.9 million (70%) to $275.8 million, compared to the same period of 2004, primarily due to the increase in revenues. Gross margin percentage improved slightly to 32.6% in the nine-month period of 2005 from 32.5% in the same period of 2004, despite the inclusion of $3.9 million in non-recurring inventory step-up adjustment in the current year relating to recording Thomas inventory at fair value on the acquisition date. This improvement was primarily attributable to the acquisition of Nash Elmo, which had a higher gross margin percentage than the Company's previously existing businesses, and to increased volume and price increases in both segments. These positive factors were partially offset by higher material costs due to surcharges stemming from increases in scrap iron and other metal prices and inefficiencies stemming from delays in material availability and increasing levels of production.

       Depreciation and amortization for the nine months ended September 30, 2005 increased $9.7 million (61%) to $25.8 million, compared to the same period of 2004, primarily due to the Thomas and Nash Elmo acquisitions. The year-to-date results include an amortization reduction of approximately $0.7 million as a result of the finalization of the allocation of the Nash Elmo purchase price.

       Selling and administrative expenses increased $69.2 million (65%) in the first nine months of 2005 to $175.2 million, compared to the same period of 2004. This increase was primarily attributable to the acquisitions of Thomas, Nash Elmo and Bottarini, which contributed approximately $62.8 million of additional selling and administrative expenses compared to 2004. Higher compensation and fringe benefit costs, unfavorable changes in currency exchange rates and expenses associated with a new compressor packaging facility in China also contributed to this increase. However, as a percentage of revenues, selling and administrative expenses decreased from 21.3% for the first nine months of 2004 to 20.7% for the first nine months of 2005, as acquisitions are integrated and revenue volume increases are leveraged.

       The Compressor and Vacuum Products segment generated operating margin of 7.8% in the nine-month period ended September 30, 2005, a decrease from 8.2% for the same period of 2004 (see Note 13 to the Condensed Consolidated Financial Statements). The decline in operating margin was primarily attributable to higher material and selling and administrative costs as noted above, and the impact of recording the Thomas Industries inventory at fair value on the acquisition date, which were partially offset by the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base. Operating margin from Compressor and Vacuum Products segment businesses that existed prior to the incremental effect of the acquisitions of Thomas Industries, Nash Elmo and Bottarini was approximately 7.6% and 8.1% for the nine-month periods ended September 30, 2005 and 2004, respectively.

       The Fluid Transfer Products segment generated operating margin of 13.6% for the nine-month period ended September 30, 2005, compared to 7.2% for the same period of 2004 (see Note 13 to the Condensed Consolidated Financial Statements). This increase is primarily due to the positive impact of increased leverage of the segment's fixed and semi-fixed costs over a higher revenue base, and pricing increases. Improved productivity, benefits from capital investments and favorable mix associated with a higher proportion of drilling pump shipments also contributed to the improvement.

       Interest expense increased $13.7 million (230%) to $19.6 million for the nine months ended September 30, 2005, compared to the same period of 2004. The increase was primarily due to higher average borrowings stemming from acquisition-related financing and higher average interest rates. The weighted average interest rate, including the amortization of debt issuance costs, for the nine-month period ended September 30, 2005 was 6.5%, compared to 4.9% in the comparable prior year period. The higher weighted average interest rate for the first nine months of 2005 was primarily attributable to increases in market rates on floating rate debt and the issuance of the Notes in the second quarter of 2005.

       Other income, net increased $2.6 million to $4.3 million for the nine months ended September 30, 2005, compared to the same period of 2004. This increase was primarily due to $1.7 million in litigation-related settlements received in 2005 and $0.7 million of interest income earned on the proceeds from the Notes, prior to their use to complete the Thomas acquisition. This increase was partially offset by a non-recurring $1.2 million foreign currency transaction gain recorded in the prior year, which related to the appreciation of U.S. dollar borrowings that were converted to British pounds prior to being used to consummate the Syltone acquisition.

       Income before income taxes increased $23.9 million (67%) to $59.5 million for the nine months ended September 30, 2005, compared to the same period of 2004. This increase was primarily due to increased volume in both segments as a result of recent acquisitions and internal growth, and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base. These positive factors were partially offset by higher interest expense and the non-recurring foreign currency gain recorded in the prior year.

       The provision for income taxes increased by $5.7 million to $17.8 million for the nine-month period ended September 30, 2005, compared to the same period last year, as a result of incremental income before taxes, partially offset by a lower effective tax rate. The Company's effective tax rate for the nine months ended September 30, 2005 decreased to 30%, compared to 34% in the prior year period, principally due to a higher proportion of earnings being derived from lower-taxed non-U.S. jurisdictions and tax planning initiatives.

       Net income for the nine months ended September 30, 2005 increased $18.1 million (77%) to $41.6 million, compared to $23.5 million for same period of 2004. Recent acquisitions contributed approximately $7 million of the increase. In addition, the increase in net income was caused by higher revenue volume, price increases, litigation-related settlements and the lower effective tax rate in 2005. On a diluted per share basis, earnings for the nine months ended September 30, 2005 were $1.75, compared to $1.23 for the same period of 2004. Diluted earning per share reflect the impact of the issuance of 5,658,000 shares of Gardner Denver's common stock during the second quarter of 2005.


Outlook

       In general, demand for compressor and vacuum products correlates to the rate of manufacturing capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the global economic growth patterns indicated by the rates of change in the Gross Domestic Product around the world. In the third quarter of 2005, orders for compressor and vacuum products were $300.5 million, compared to $146.5 million in the same period of 2004. Backlog for the Compressor and Vacuum Products segment was $294.1 million as of September 30, 2005, compared to $161.2 million as of September 30, 2004. The increase in orders and backlog for the Compressor and Vacuum Products segment compared to the prior year was primarily due to the Thomas and Bottarini acquisitions, which collectively contributed approximately $101.1 million and $89.8 million to orders and backlog, respectively. Excluding this impact, the growth in orders and backlog compared to the prior year for this segment was primarily due to modest improvement in industrial demand in the U.S. and Eastern Europe, combined with incremental market share gains in Europe and China, which were partially offset by unfavorable changes in currency exchange rates during the third quarter of 2005. The Company also experienced an increase in demand for positive displacement blowers used in transportation applications in the U.S.

       Demand for petroleum-related fluid transfer products has historically corresponded to market conditions and expectations for oil and natural gas prices. Orders for fluid transfer products were $110.8 million in the third quarter of 2005, an increase of 120% compared to $50.4 million in the same period of 2004. Backlog for the Fluid Transfer segment was $149.0 million as of September 30, 2005, an increase of 189% compared to $51.6 million as of September 30, 2004. The significant increases in orders and backlog compared to the prior year were primarily due to higher demand for drilling pumps, well stimulation pumps and petroleum pump parts, as a result of continued high prices for oil and natural gas. Future increases in demand for these products will likely be dependent upon oil and natural gas prices and rig counts, which the Company cannot predict.

LIQUIDITY AND CAPITAL RESOURCES

Operating Working Capital

       During the nine months ended September 30, 2005, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $61.2 million to $157.5 million. This increase primarily stems from the Thomas and Bottarini acquisitions.

Cash Flows

       During the first nine months of 2005, cash provided by operating activities was $52.8 million, compared to $22.3 million in the prior year period. This increase was primarily due to higher net income. Improvements in days sales outstanding and inventory turnover also contributed to the increase. Net cash used in investing activities was $504.7 million during the first nine months of 2005, primarily due to the Thomas and Bottarini acquisitions, as well as higher capital expenditures. Net cash provided by financing activities was $506.3 million during the first nine months of 2005, primarily due to $199.3 million in net proceeds related to the Company's issuance of approximately 5.7 million shares of common stock and additional borrowings used to fund the Thomas acquisition. The cash flows provided by operating and financing activities and used in investing activities, combined with the effect of exchange rate changes, resulted in a net cash increase of $50.0 million during the first nine months of 2005.

Capital Expenditures and Commitments

       Capital projects designed to increase operating efficiency and flexibility, expand production capacity and bring new products to market resulted in expenditures of $22.6 million in the first nine months of 2005. This was $10.3 million higher than the level of capital expenditures in the comparable period in 2004, primarily due to the timing of capital projects and spending related to recent acquisitions. Commitments for capital expenditures at September 30, 2005 were approximately $18.3 million. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

       In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes of which 210,300 shares remain available for repurchase under this program as of September 30, 2005. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise or vesting of incentive stock options, restricted stock or performance shares. The Gardner Denver Board has authorized up to 400,000 shares for repurchase under this program and of this amount 208,258 shares remain available for repurchase as of September 30, 2005. As of September 30, 2005, a total of 1,581,442 shares have been repurchased at a cost of approximately $23.2 million under both repurchase programs.

Liquidity

       On July 1, 2005, the Company's $605.0 million amended and restated credit agreement (the "2005 Credit Agreement") became effective in connection with the Thomas acquisition. The 2005 Credit Agreement provided the Company with access to senior secured credit facilities including a $380.0 million Term Loan and restated its $225.0 million Revolving Line of Credit, in addition to superceding the Company's previously existing credit agreement. Proceeds from the 2005 Credit Agreement were used to fund the Thomas acquisition and retire $144.4 million of debt outstanding under the previously existing Term Loan.

       The new Term Loan has a final maturity of July 1, 2010. The Term Loan requires quarterly principal payments aggregating $19 million, $38 million, $57 million, $95 million and $171 million in years one through five, respectively.

       The Revolving Line of Credit matures on September 1, 2009. Loans under this facility may be denominated in U.S. Dollars or several foreign currencies. On September 30, 2005, the Revolving Line of Credit had an outstanding principal balance of $95.6 million, leaving $129.4 million available for letters of credit or for future use, subject to the terms of the Revolving Line of Credit.

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

       Pursuant to its previously filed shelf registration with the Securities and Exchange Commission, the Company completed an offering of 5,658,000 shares of its common stock (including shares purchased by underwriters to cover over-allotments) for proceeds of approximately $199.3 million (net of direct costs associated with the offering) during May 2005. The Company also completed an offering of $125.0 million of its Notes in a private placement on May 4, 2005. The Company used the proceeds from the shares and Notes, plus funds available under the 2005 Credit Agreement, to finance its acquisition of Thomas and to repay certain indebtedness.

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

       Predecessors to the Company sometimes manufactured, distributed and/or sold products allegedly at issue in the pending asbestos and silicosis litigation lawsuits (the "Products"). However, neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber or silica sand, the materials that allegedly cause the injury underlying the lawsuits. Moreover, the asbestos-containing components used in the Products were enclosed within the subject Products.

       The Company has entered into a series of cost-sharing agreements with multiple insurance companies to secure coverage for asbestos and silicosis lawsuits. The Company also believes some of the potential liabilities regarding these lawsuits are covered by indemnity agreements with other parties. The Company's uninsured settlement payments for past asbestos and silicosis lawsuits have been immaterial.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

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

       In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values.

       On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a rule that delayed the effective date of SFAS No. 123(R), which required adoption no later than July 1, 2005. The SEC rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. The new SEC rule does not change the accounting required by SFAS No. 123(R). Gardner Denver plans to adopt SFAS No. 123(R) on January 1, 2006, using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

       As permitted by SFAS No. 123, Gardner Denver currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the fair value method in SFAS No. 123(R) will have an impact on Gardner Denver's result of operations, although it will have no impact on Gardner Denver's overall financial position. Management currently expects that the adoption of SFAS No. 123(R) will result in approximately $0.12 to $0.14 reduction in diluted earnings per share for 2006. This estimate is based on the Company's historical stock-based compensation practices and may change based on the actual level of stock-based compensation granted in the future. Additionally, Gardner Denver's stock option grants contain a provision that accelerates vesting of options for holders that retire and have met retirement eligibility requirements. Currently, as part of the pro forma disclosures required by SFAS No. 123, Gardner Denver records a pro forma expense for the unrecognized compensation cost in the period that the accelerated vesting occurs. However, upon adoption of SFAS No. 123(R), Gardner Denver will recognize compensation expense based on retirement eligibility dates for all options which contain an accelerated vesting provision. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

       In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to assist preparers with the implementation of SFAS No. 123(R). SAB 107 recognizes that considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), (specifically when valuing employee stock options); and that reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Gardner Denver will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123(R).

       In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," ("SFAS No. 154"), which requires retrospective application for reporting a voluntary change in accounting principle, unless it is impracticable to do so. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 as required, and management does not believe the adoption will have a material effect on the Company's results of operations or financial position.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

       All of the statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, other than historical facts, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements made under the caption "Outlook." As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations, and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements.

       The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the ability to effectively integrate the Thomas, Nash Elmo and Bottarini acquisitions and realize anticipated cost savings, synergies and revenue enhancements; (2) the risk that the Company may incur significant cash integration costs to achieve any such cost savings; (3) the risks associated with the reduced liquidity generated by the substantial additional indebtedness incurred to complete the Thomas acquisition, including reduced liquidity for working capital and other purposes, increased vulnerability to general economic conditions and floating interest rates, and reduced financial and operating flexibility due to increased covenant and other restrictions in the Company's credit facilities and indentures; (4) the Company's exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and gas drilling and production, which affect demand for the Company's petroleum products, and industrial production and industrial capacity utilization rates, which affect demand for the Company's compressor and vacuum products; (5) the risks associated with intense competition in the Company's markets, particularly the pricing of the Company's products; (6) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company's dependence on particular suppliers, particularly iron casting and other metal suppliers; (7) the Company's ability to continue to identify and complete other strategic acquisitions and effectively integrate such acquisitions to achieve desired financial benefits; (8) economic, political and other risks associated with the Company's international sales and operations, including changes in currency exchange rates (primarily between the U.S. dollar, the Euro, the British pound and the Chinese yuan); (9) the risks associated with pending asbestos and silicosis personal injury lawsuits, as well as other potential product liability and warranty claims due to the nature of the Company's products; (10) the risks associated with environmental compliance costs and liabilities; (11) the ability to attract and retain quality management personnel; (12) the ability to avoid employee work stoppages and other labor difficulties; (13) the risks associated with defending against potential intellectual property claims and enforcing intellectual property rights; (14) market performance of pension plan assets and changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations; (15) the risk of possible future charges if the Company determines that the value of goodwill or other intangible assets has been impaired; and
(16) changes in laws and regulations, including accounting standards, tax requirements and interpretations or guidance related to the American Jobs Creation Act of 2004. The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, although its situation and circumstances may change in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company is exposed to market risk related to changes in interest rates, as well as European and other foreign currency exchange rates, and selectively uses derivative financial instruments, including forwards and swaps, to manage these risks. The Company does not hold derivatives for trading purposes. The value of market-risk sensitive derivatives and other financial instruments is subject to change as a result of movements in market rates and prices. Sensitivity analysis is one technique used to evaluate these impacts.
As a result of recent acquisitions, a significant amount of the Company's net income is earned in foreign currencies. Therefore, a strengthening in the U.S. dollar across relevant foreign currencies, principally the Euro, British pound and Chinese yuan, would have a corresponding negative impact on the Company's future earnings.

       All derivative instruments are reported on the balance sheet at fair value. For each derivative instrument designated as a cash flow hedge, the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. For each derivative instrument designated as a fair value hedge, the gain or loss on the derivative instrument and the offsetting gain or loss on the hedged item are recognized immediately in earnings. Currency fluctuations on non-U.S. dollar borrowings that have been designated as hedges on the Company's investment in foreign subsidiaries are included in other comprehensive income.

       To effectively manage interest costs, the Company uses interest rate swaps as cash flow hedges of variable rate debt. Including the impact of interest rate swaps outstanding, the interest rates on approximately 49% of the Company's total borrowings were effectively fixed as of September 30, 2005. Also as part of its hedging strategy, the Company periodically uses purchased option and forward exchange contracts as cash flow hedges to minimize the impact of currency fluctuations on transactions, future cash flows and firm commitments. These contracts for the sale or purchase of currencies generally mature within one year.

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

       The Company completed the acquisition of Thomas on July 1, 2005. For the year ended December 31, 2004, Thomas' revenues were $410.1 million. This significant business is a separate control environment. The evaluation of disclosure controls and procedures referred to in the paragraph above included Thomas. However, the Company will exclude this business from management's report on internal controls over financial reporting, as permitted by SEC guidance, to be included in our Form 10-K for the year ended December 31, 2005.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions is included under "Contingencies" contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" section herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

----------------------------------------------------------------------------------------------------------------------
                                                                            TOTAL NUMBER OF
                                                                          SHARES PURCHASED AS      MAXIMUM NUMBER OF
                                                                            PART OF PUBLICLY      SHARES THAT MAY YET
                              TOTAL NUMBER OF SHARES    AVERAGE PRICE      ANNOUNCED PLANS OR     BE PURCHASED UNDER
           PERIOD                  PURCHASED (1)        PAID PER SHARE        PROGRAMS (2)       THE PLANS OR PROGRAMS
----------------------------------------------------------------------------------------------------------------------
JULY 1, 2005-
JULY 31, 2005                         8,631                $ 41.16                4,500                 422,958
----------------------------------------------------------------------------------------------------------------------
AUGUST 1, 2005 -
AUGUST 31, 2005                      32,847                $ 41.36                  --                  422,958
----------------------------------------------------------------------------------------------------------------------
SEPTEMBER 1, 2005 -
SEPTEMBER 30, 2005                    6,225                $ 42.03                4,400                 418,558
----------------------------------------------------------------------------------------------------------------------

TOTAL                                47,703                $ 41.41                8,900                 418,558
----------------------------------------------------------------------------------------------------------------------

(1) Includes shares exchanged or surrendered in connection with the exercise of options under Gardner Denver's stock option plans.

(2) In October 1998, Gardner Denver's Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company's common stock to be used for general corporate purposes and the repurchase of up to 400,000 shares of the Company's common stock under a Stock Repurchase Program for Gardner Denver's executive officers. Both authorizations remain in effect until all the authorized shares are repurchased unless modified by the Board of Directors.


Item 6. Exhibits

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

     11       Statement re: Computation of Earnings Per Share, filed herewith as
              Note 9.

     12       Statements re: Computation of Ratio of Earnings to Fixed Charges.

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

                                             GARDNER DENVER, INC.
                                             (Registrant)

Date:  November 9, 2005                      By:  /s/ Ross J. Centanni
                                                --------------------------------
                                             Ross J. Centanni
                                             Chairman, President & CEO


Date:  November 9, 2005                      By:  /s/ Helen W. Cornell
                                                --------------------------------
                                             Helen W. Cornell
                                             Vice President, Finance & CFO


Date:  November 9, 2005                      By:  /s/ David J. Antoniuk
                                                --------------------------------
                                             David J. Antoniuk
                                             Vice President and Corporate
                                             Controller (Principal Accounting
                                             Officer)

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

   11       Statement re: Computation of Earnings Per Share, filed herewith as
            Note 9.

   12       Statements re: Computation of Ratio of Earnings to Fixed Charges.

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