Form 10-K
period 2005-12-31
GARDNER DENVER INC
filed 2006-03-15
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission file number 1-3215
GARDNER DENVER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0419383 (I.R.S. Employer Identification No.)

1800 Gardner Expressway Quincy, IL (Address of principal executive offices)	62305 (Zip Code)
Registrant’s telephone number, including area code: (217) 222-5400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock of $0.01 par value per share Rights to Purchase Preferred Stock	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [X]     No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes [ ]     No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes [ ]     No [X]
Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on June 30, 2005 was approximately $893.3 million.
Common stock outstanding at March 3, 2006:     26,088,127 shares.
Documents Incorporated by Reference
Portions of Gardner Denver, Inc. Proxy Statement, dated March 14, 2006 (Part III).

PART I
ITEM 1. BUSINESS
Service marks, trademarks and/or tradenames and related designs or logotypes owned by Gardner Denver, Inc. or its subsidiaries are shown in italics.
Gardner Denver, Inc. (“Gardner Denver” or the “Company”) designs, manufactures and markets compressor and vacuum products and fluid transfer products. The Company believes it is one of the world’s leading manufacturers of highly engineered stationary air compressors and blowers for industrial applications. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration and engineered vacuum systems. The Company believes that it is one of the world’s leading manufacturers of reciprocating pumps used in oil and natural gas well drilling, servicing and production and in water jetting systems. The Company significantly expanded its product offerings through the 2005 acquisition of Thomas Industries Inc. (“Thomas”), a leading supplier of pumps and compressors to original equipment manufacturer (“OEM”) applications such as medical equipment, gasoline vapor and refrigeration recovery, printing, packaging and laboratory equipment.
For the year ended December 31, 2005, the Company’s revenues were $1,215 million, of which 82% were derived from sales of compressor and vacuum products while 18% were from sales of fluid transfer products. Approximately 41% of the Company’s total revenues for the year ended December 31, 2005 were derived from sales in the United States (“U.S.”) and approximately 59% were from sales to customers in various countries outside the United States. Of the total non-U.S. sales, 58% were to Europe, 23% to Asia, 8% to Canada, 6% to Latin America and 5% to other regions.
Executive Overview
Significant accomplishments in 2005
Management believes that the Company’s most significant accomplishments in 2005 were as follows:

•	Grew revenues 64% as a result of acquisitions, improved demand for fluid transfer products and compressor and vacuum products and price increases.

•	Improved net income 80% as a result of revenue growth, acquisitions and cost containment.

•	Completed the acquisitions of Thomas and Bottarini SpA (“Bottarini”) and the related financing transactions.

•	Initiated key integration activities to reduce the operating costs of Thomas and continued the integration of nash_elmo Holdings LLC (“Nash Elmo”).

•	Generated $115 million in net cash provided by operating activities in 2005, compared to $76 million in 2004.

•	Improved return on equity to 13% for the twelve months ending December 31, 2005 from 11% for the twelve months ending December 31, 2004.

•	Completed the repatriation of $44 million of net cash from the Company’s international subsidiaries.
Challenges
The Company has grown significantly as a result of successively larger acquisitions. Non-U.S. revenues, as a percentage of total revenues, have grown to 59% in 2005 from 21% in 1994, the Company’s first year as an independent company. With this growth has come a significant increase in the complexity of the business and the necessity of effective controls and management practices to ensure the successful execution of the Company’s strategies. The achievement of the Company’s key strategic objectives and long-term financial goals is subject to many uncertainties and challenges. In management’s opinion, the most relevant challenges and those most likely to have a near-term impact on the Company’s performance are as follows:

•	The ability to effectively integrate acquisitions and realize anticipated cost savings, synergies and revenue enhancements without incurring significant unexpected cash integration costs to achieve such benefits.

•	Exposure to economic downturns and market cycles, in particular the level of oil and natural gas prices and oil and gas drilling and production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s compressor and vacuum products.

•	Risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers.

•	Risks associated with robust competition in the Company’s markets, particularly the pricing of the Company’s products.

•	The Company’s ability to continue to identify and complete other strategic acquisitions and effectively integrate such acquisitions to achieve desired financial benefits.
History
The Company’s business of manufacturing industrial and petroleum equipment began in 1859 when Robert W. Gardner redesigned the fly-ball governor to provide speed control for steam engines. By 1900, the then Gardner Company had expanded its product line to include steam pumps and vertical high-speed air compressors. In 1927, the Gardner Company merged with Denver Rock Drill, a manufacturer of equipment for oil wells and mining and construction, and became the Gardner-Denver Company. In 1979, the Gardner-Denver Company was acquired by Cooper Industries, Inc. and operated as 10 unincorporated divisions. Two of these divisions, the Gardner-Denver Air Compressor Division and the Petroleum Equipment Division, were combined in 1985 to form the Gardner-Denver Industrial Machinery Division (the “Division”). The OPI pump product line was purchased in 1985 and added to the Division. In 1987, Cooper acquired the Sutorbilt and DuroFlow blower product lines and the Joy® industrial compressor product line, which were also consolidated into the Division. Effective December 31, 1993, the assets and liabilities of the Division were transferred by Cooper to the Company, which had been formed as a wholly-owned subsidiary of Cooper. On April 15, 1994, the Company was spun-off as an independent company to the shareholders of Cooper.
Including the purchase of the Todo Group, completed in January 2006, Gardner Denver has completed 20 acquisitions since becoming an independent company in 1994. In 1996, Gardner Denver acquired NORAMPTCO, Inc., renamed Gardner Denver Holdings Inc., and its primary operating subsidiary Lamson Corporation (“Lamson”). Lamson designed, manufactured and sold multistage centrifugal blowers and exhausters used in various industrial and wastewater applications. Lamson’s products complemented the Company’s product offering by enabling it to expand its participation in environmental and industrial segments requiring air and gas management.
Also in 1996, the Company acquired TCM Investments, Inc., an oilfield pump manufacturer based in Tulsa, Oklahoma. This acquisition extended the Company’s well stimulation pump product line, provided a physical presence in the oilfield market and allowed Gardner Denver to become a major supplier of repair parts and remanufacturing services to some of the Company’s customers.
In 1997, the Company acquired Oy Tamrotor Ab (“Tamrotor”), located in Tampere, Finland. Tamrotor designed and manufactured lubricated rotary screw compressor air ends and packages. The addition of Tamrotor provided the Company with a manufacturing base in Europe and growth opportunities through complementary product lines and international market penetration. In 1999, the Company liquidated Tamrotor and now conducts business in Finland as Gardner Denver OY.
In January 1998, the Company purchased Champion Pneumatic Machinery Company, Inc. (“Champion”). Champion, located in Princeton, Illinois, is a leading manufacturer of low horsepower reciprocating compressors. Champion opened new market opportunities for Gardner Denver products through the Champion distribution network and expanded the range of reciprocating compressors available to existing distributors of Gardner Denver branded products.
In January 1998, the Company also acquired Geological Equipment Corporation (“Geoquip”), a leading manufacturer of pumps, ranging from 350 to 2,400 horsepower, located in Fort Worth, Texas. The operation also remanufactures pumps and provides repair services. The addition of Geoquip enhanced the Gardner Denver well servicing product line, expanded the Company’s presence in remanufacturing and repair services and introduced the Company to the water jetting market.
The Company purchased the Wittig Division of Mannesmann Demag AG (“Wittig”) in March 1998. Wittig, located in Schopfheim, Germany, manufactures rotary sliding vane compressors and vacuum pumps. Wittig’s products primarily serve the truck blower market for liquid and dry bulk conveyance, as well as other industrial applications. The acquisition of Wittig expanded the Company’s manufacturing presence in Europe and provided distribution channels for its blower products, which were produced in the United States.
In April 1999, the Company acquired Allen-Stuart Equipment Company, Inc. (“Allen-Stuart”), located in Houston, Texas. Allen-Stuart designed, fabricated and serviced custom-engineered packages for blower and compressor equipment in air and gas applications. This entity also distributes Gardner Denver blowers in Texas. The addition of Allen-Stuart enhanced the Company’s ability to supply engineered packages, incorporating the wide range of compressor and blower products manufactured by Gardner Denver. During 2005, the fabrication of custom-engineered packages was transferred to a facility in Elizabeth, Pennsylvania, which was acquired as part of the Nash Elmo transaction in 2004 and specializes in the production of engineered packages.
In April 1999, the Company also purchased Butterworth Jetting Systems, Inc., a manufacturer of water jetting pumps and systems serving the industrial cleaning and maintenance market, located in Houston, Texas. This operation, which was renamed Gardner Denver Water Jetting Systems, Inc., expanded the Company’s position in the rapidly growing water jetting market.
In October 1999, the Company acquired Air-Relief, Inc. (“Air-Relief”), located in Mayfield, Kentucky. Air-Relief is an independent provider of replacement parts and service for centrifugal compressors. This operation enhanced the Company’s ability to penetrate the centrifugal compressor market by adding key engineering, assembly, sales and service capabilities.
In January 2000, the Company acquired Invincible Airflow Systems, Co. (“Invincible”). Invincible, located in Baltic, Ohio, manufactured single and fabricated multistage centrifugal blowers and engineered vacuum systems. Invincible extended Gardner Denver’s product offering for the industrial cleaning market and introduced the Company’s centrifugal blowers to new markets. During 2003, manufacturing of Invincible products was transferred to the Company’s existing centrifugal blower facility in Peachtree City, Georgia.
The Company acquired Jetting Systems & Accessories, Inc. (“JSA”) in April 2000 and CRS Power Flow, Inc. (“CRS”) in July 2000. JSA and CRS were located in Houston, Texas, and both manufactured aftermarket products for the water jetting industry. These two acquisitions complemented the Company’s product offering for the water jetting market and further leveraged Gardner Denver’s commitment to being a full service provider in the water jetting industry. Manufacturing of JSA and CRS products was subsequently transferred to the Company’s existing water jetting facility in Houston, Texas in 2000 and 2001, respectively.
In September 2001, the Company acquired Hamworthy Belliss & Morcom (“Belliss & Morcom”) headquartered in Gloucester, England. Belliss & Morcom manufactures and distributes reciprocating air compressors used for a variety of niche applications, such as polyethylene terephthalate (“PET”) bottle blowing, breathing air equipment and compressed natural gas. The acquisition of Belliss & Morcom broadened the Company’s range of product offerings, strengthened its distribution and service networks and increased its participation in sales of products with applications that have the potential to grow faster than the overall industrial economy.

In September 2001, the Company also acquired Hoffman Air and Filtration Systems (“Hoffman”). Hoffman, previously headquartered in Syracuse, New York, manufactured and distributed multistage centrifugal blowers and vacuum systems, primarily for wastewater treatment and industrial applications. The acquisition of Hoffman expanded Gardner Denver’s product offering and distribution capabilities and enhanced its position as a leading international supplier of centrifugal products to the air and gas handling industry. During 2002, manufacturing of Hoffman products was transferred to the Company’s existing centrifugal blower facility in Peachtree City, Georgia.
In August 2003, the Company acquired Chaparral Machine & Manufacturing, Inc., a small machine shop operation in Odessa, Texas to service and repair well stimulation and drilling pumps serving the Permian Basin. This business also has a line of pumps and uniquely designed fluid cylinders, which enhances the Company’s existing product offering. This acquisition provided opportunities to strengthen relationships with existing customers and expand the Company’s share of aftermarket business in this key geographic region.
In January 2004, the Company acquired Syltone plc (“Syltone”), previously a publicly traded company listed on the London Stock Exchange. Syltone, previously headquartered in Bradford, England, is one of the world’s largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company’s product lines. Syltone is also one of the world’s largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. This acquisition strengthened the Company’s position, particularly in Europe, as the leading global provider of bulk handling solutions for the commercial transportation industry. The acquisition also expanded the Company’s product lines to include loading arms.
In September 2004, the Company acquired Nash Elmo. Nash Elmo, previously headquartered in Trumbull, Connecticut, is a global manufacturer of industrial vacuum pumps and is primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses’ products are complementary to the Company’s Compressor and Vacuum Products segment’s product portfolio.
In June 2005, the Company acquired Bottarini, a packager of industrial air compressors located near Milan, Italy. Bottarini’s products are complementary to the Compressor and Vacuum Products segment’s product portfolio.
In July 2005, the Company acquired Thomas, previously a New York Stock Exchange listed company traded under the ticker symbol “TII.” Thomas, previously headquartered in Louisville, Kentucky, is a leading supplier of pumps, compressors and blowers for OEM applications such as medical equipment, gasoline vapor and refrigerant recovery, automotive and transportation applications, printing, packaging, tape drives and laboratory equipment. Thomas designs, manufactures, markets, sells and services these products through worldwide operations. This acquisition is complementary to the Company’s Compressor and Vacuum Products segment’s product portfolio.
Markets and Products
A description of the particular products manufactured and sold by Gardner Denver in its two reportable segments as of December 31, 2005 is set forth below. For financial information over the past three years on the Company’s performance by reportable segment and the Company’s international sales, refer to Note 15 “Segment Information” in the “Notes to Consolidated Financial Statements.”
Compressor and Vacuum Products Segment
In the Compressor and Vacuum Products segment, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, sliding vane and centrifugal air compressors; positive displacement, centrifugal and side channel blowers; and liquid ring pumps and engineered systems. The Company also designs, manufactures, markets and services complementary ancillary products (access platforms, axles and gear boxes, power take-offs and valves) as a result of the Syltone acquisition. With the acquisition of Thomas, the product range now also includes single-piece piston reciprocating, diaphragm, and linear compressor and vacuum pumps primarily serving OEM applications. The Company’s sales of compressor and vacuum products for the year ended December 31, 2005 were $999.6 million.
Compressors are used to increase the pressure of gas, including air, by mechanically decreasing its volume. The Company’s reciprocating compressors range from sub-fractional to 1,500 horsepower and are sold under the Gardner Denver, Champion, Commandair, Thomas and Belliss & Morcom trademarks. The Company’s rotary screw compressors range from sub-fractional to 680 horsepower and are sold under the Gardner Denver, Electra-Screw, Electra-Saver, Enduro, RotorChamp, Twistair, Tamrotor and Tempest trademarks.
Blowers and liquid ring pumps are used to produce a high volume of air at low pressure and to produce vacuum. The Company’s positive displacement blowers range from 0 to 36 pounds per square inch gauge (PSIG) pressure and 0-28 inches of mercury (Hg) vacuum and 0 to 43,000 cubic feet per minute (CFM) and are sold under the trademarks Sutorbilt, DuroFlow, CycloBlower, Drum, Wittig and TurboTron. The Company’s multistage centrifugal blowers are sold under the trademarks Gardner Denver, Lamson and Hoffman and range from 0.5 to 25 PSIG pressure and 0-18” Hg vacuum and 100 to 50,000 CFM. The Company’s side channel blowers range from 0 to 15 PSIG pressure and 0 to 1,800 CFM and are sold under the trademark Elmo Technology, Rietschle Thomas and Rietschle. The Company’s sliding vane compressors and vacuum pumps range from 0 to 150 PSIG and 0 to 3,000 CFM and are sold under the trademarks Gardner Denver, Rietschle, Drum and Wittig. The Company’s engineered vacuum systems are used in industrial cleaning, hospitals, dental offices and maintenance and are sold under the Gardner Denver, Invincible, Rietschle Thomas, Rietschle and Cat Vac trademarks. The Company’s liquid ring pumps and engineered systems range from 0 to 150 PSIG and 1,000 to 3,000 CFM and are sold under the Nash and Elmo Technology trademark.
Almost all manufacturing plants and industrial facilities, as well as many service industries, use compressor and vacuum products. The largest customers for the Company’s compressor and vacuum products are durable and non-durable goods manufacturers; process industries (petroleum, primary metals, pharmaceutical, food and paper); OEMs; manufacturers of carpet cleaning equipment, pneumatic conveying equipment, and dry and liquid bulk transports; wastewater treatment facilities; and automotive service centers and niche applications such as PET bottle blowing, breathing air equipment and compressed natural gas. Manufacturers of machinery and related equipment use stationary compressors for automated systems, controls, materials handling and special machinery requirements. The petroleum, primary metals, pharmaceutical, food and paper industries require compressed air and vacuum for processing, instrumentation and control, packaging and pneumatic conveying. Blowers are instrumental to local utilities for aeration in treating industrial and municipal waste. Blowers are also used in service industries, for example, residential carpet cleaning to vacuum moisture from carpets during the shampooing and cleaning process. Blowers and sliding vane compressors are used on trucks to vacuum leaves and debris from street sewers and to unload liquid and dry bulk and powder materials such as cement, grain and plastic pellets. Additionally, blowers are used in packaging technologies, medical applications, printing and paper processing and numerous chemical process applications. Liquid ring pumps are used in many different vacuum applications and engineered systems, such as water removal, distilling, reacting, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, chemical and power industries.
As a result of the Syltone acquisition, the Company has 13 vehicle fitting facilities in 10 countries worldwide. These fitting facilities offer customized vehicle installations of systems, which include compressors, generators, hydraulics, pumps and oil and fuel systems. Typical uses for such systems include road demolition equipment, tire removal, electrical tools and lighting, hydraulic hand tools and high-pressure water jetting pumps. The fitting facility in the United Kingdom also manufactures access platforms which are hydraulically powered and are typically used for overhead service applications. The diverse range of customers for these products include local government authorities, utility companies (electricity, water, gas, telecommunications) and tire and road service providers.

As a result of the Thomas acquisition, the Company has a stronger presence in environmental markets such as sewage aeration and vapor recovery. Other strengths of Thomas are in medical, printing, packaging and automotive markets, primarily through custom compressor and pump designs for OEMs. Other Thomas products include Welch laboratory equipment and Oberdorfer bronze and high alloy liquid pumps.
The Compressor and Vacuum Products segment operates production facilities around the world including 14 plants (including two remanufacturing facilities) in the U.S., three in the United Kingdom, seven in Germany, three in China, and one each in Italy, Finland and Brazil. The most significant facilities include owned properties in Quincy, Illinois; Sedalia, Missouri; Peachtree City, Georgia; Sheboygan, Wisconsin; Princeton, Illinois; Bradford and Gloucester, United Kingdom; Zibo, Qingpu and Wuxi, China; Campinas, Brazil; Bad Neustadt, Memmingen, and Schopfheim, Germany; and leased properties in Trumbull, Connecticut; Tampere, Finland; and Puchheim and Nuremburg, Germany.
Fluid Transfer Products Segment
Gardner Denver designs, manufactures, markets and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. This segment also designs, manufactures, markets and services other fluid transfer components and equipment for the chemical, petroleum and food industries. Sales of the Company’s fluid transfer products for the year ended December 31, 2005 were $214.9 million.
Positive displacement reciprocating pumps are marketed under the Gardner Denver and OPI trademarks. Typical applications of Gardner Denver pumps in oil and natural gas production include oil transfer, water flooding, salt water disposal, pipeline testing, ammine pumping for gas processing, re-pressurizing, enhanced oil recovery, hydraulic power and other liquid transfer applications. The Company’s production pumps range from 16 to 300 horsepower and consist of horizontal designed pumps. The Company markets one of the most complete product lines of well servicing pumps. Well servicing operations include general workover service, completions (bringing wells into production after drilling), and plugging and abandonment of wells. The Company’s well servicing products consist of high-pressure plunger pumps ranging from 165 to 400 horsepower. Gardner Denver also manufactures intermittent duty triplex and quintuplex plunger pumps ranging from 250 to 3,000 horsepower for well cementing and stimulation, including reservoir fracturing or acidizing. Duplex pumps, ranging from 16 to 135 horsepower, are produced for shallow drilling, which includes water well drilling, seismic drilling and mineral exploration. Triplex mud pumps for oil and natural gas drilling rigs range from 275 to 2,000 horsepower. A small portion of Gardner Denver pumps are sold for use in industrial applications.
Gardner Denver water jetting pumps and systems are used in a variety of industries including chemical/petro-chemical, refining, power generation, aerospace, construction and automotive, among others. The products are sold under the Partek, Liqua-Blaster and American Water Blaster trademarks, and are employed in applications such as industrial cleaning, coatings removal, concrete demolition, and surface preparation.
Gardner Denver’s other fluid transfer components and equipment include loading arms, swivel joints, couplers, valves, fall protection and access equipment used to load and unload ships, tank trucks and rail cars. These products are sold primarily under the Emco Wheaton and Perolo trademarks.
The Fluid Transfer Products segment operates six production facilities (including one remanufacturing facility) in the U.S and one each in the United Kingdom, Germany and Canada. The most significant facilities include owned properties in Tulsa, Oklahoma; Quincy, Illinois; Kirchhain, Germany and two leased properties in Houston, Texas and one in Oakville, Ontario.
Customers and Customer Service
Gardner Denver sells its products through independent distributors and sales representatives, and directly to OEMs, engineering firms and end-users. The Company has been able to establish strong customer relationships with numerous key OEMs and exclusive supply arrangements with many of its distributors. The

Company uses a direct sales force to serve OEM and engineering firm accounts because these customers typically require higher levels of technical assistance, more coordinated shipment scheduling and more complex product service than customers of the Company’s less specialized products. As a significant portion of its products are marketed through independent distribution, the Company is committed to developing and supporting its distribution network of over 1,000 distributors and representatives. The Company has distribution centers that stock parts, accessories and small compressor and vacuum products in order to provide adequate and timely availability. The Company also leases sales office and warehouse space in various locations. Gardner Denver provides its distributors with sales and product literature, technical assistance and training programs, advertising and sales promotions, order-entry and tracking systems and an annual restocking program. Furthermore, the Company participates in major trade shows and has a telemarketing department to generate sales leads and support the distributors’ sales personnel.
Gardner Denver’s distributors maintain an inventory of complete units and parts and provide aftermarket service to end-users. There are several hundred field service representatives for Gardner Denver products in the distributor network. The Company’s service personnel and product engineers provide the distributors’ service representatives with technical assistance and field training, particularly with respect to installation and repair of equipment. The Company also provides aftermarket support through its remanufacturing facilities in Indianapolis, Indiana; Fort Worth, Texas; and Mayfield, Kentucky and its service and vehicle fitting facilities around the world. The Indianapolis operation remanufactures and repairs air ends for rotary screw compressors, blowers and reciprocating compressors. The Fort Worth facility repairs and remanufactures well servicing pumps, while the Mayfield operation provides aftermarket parts and repairs for centrifugal compressors. The service and vehicle fitting facilities provide preventative maintenance programs, repairs, refurbishment, upgrades and spare parts for many of the Company’s products.
Thomas had many similar routes to markets especially for its Rietschle products (now part of the Blower Division). The primary OEM accounts for Thomas products are handled directly from the manufacturing locations. Smaller accounts and replacement business are handled through a network of distributors. Outside of the United States and Germany, the Company’s subsidiaries are responsible for sales and service in the countries or regions they serve.
Competition
Competition in the Company’s markets is generally robust and is based on product quality, performance, price and availability. The relative importance of each of these factors varies depending on the specific type of product. Given the potential for equipment failures to cause expensive operational disruption, the Company’s customers generally view quality and reliability as critical factors in their equipment purchasing decision. The required frequency of maintenance is highly variable based on the type of equipment and application.
Although there are a few large manufacturers of compressor and vacuum products, the marketplace for these products remains highly fragmented due to the wide variety of product technologies, applications and selling channels. Gardner Denver’s principal competitors in sales of compressor and vacuum products include Ingersoll-Rand, Sullair (owned by United Technologies Corporation), Atlas Copco, Quincy Compressor (owned by EnPro Industries), CompAir, Roots, Busch, Becker, SiHi, GHH (owned by Ingersoll-Rand), Civacon and Blackmer Mouvex (both owned by Dover Corporation), Gast (a division of IDEX), KNF, Medo, Hargraves, Oken, Charles Austin, Jun-Air, Durr, Werther and Sening. Gardner Denver’s primary competitors in sales of access platforms and vehicle systems include Mellow Flowtrans, Winton Engineering and Versalift. Manufacturers located in China and Taiwan are also becoming major competitors as the products produced in these regions improve in quality and reliability.
The market for fluid transfer products, although dominated by a few multinational manufacturers with broad product offerings, is still highly fragmented. Because Gardner Denver is currently focused on pumps used in oil and natural gas production and well servicing and well drilling, it does not typically compete directly with the major full-line pump manufacturers. The Company’s principal competitors in sales of petroleum pump products include National-Oilwell and SPM Flow Control, Inc. The Company’s principal competitors in sales of water jetting systems include NLB Corp., Jetstream (a division of Federal Signal), WOMA Apparatebau GmbH and Hammelmann Maschinenfabrik GmbH (owned by Interpump Group SpA). The Company’s principal competitors in sales of other fluid transfer components and equipment are OPW Engineered Systems (owned by Dover Corporation) in distribution loading arms; and FMC Technologies and Schwelm Verladetechnik GmbH (SVT) in both marine and distribution loading arms.
Research and Development
Compressor and vacuum and fluid transfer products are best characterized as mature, with evolutionary technological advances. Technological trends in compressor and vacuum products include development of oil-free air compressors, increased product efficiency, reduction of noise levels and advanced control systems to upgrade the flexibility and precision of regulating pressure and capacity. Emerging compressor and vacuum market niches result from new technologies in plastics extrusion, oil and natural gas well drilling, field gas gathering, mobile and stationary vacuum applications, utility and fiber optic installation and environmental impact minimization, as well as other factors. Trends in fluid transfer products include development of larger horsepower and lighter weight pumps and loading arms to transfer liquid natural gas.
The Company actively engages in a continuing research and development program. The Gardner Denver research and development centers are dedicated to various activities, including new product development, product performance improvement and new product applications.
Gardner Denver’s products are designed to satisfy the safety and performance standards set by various industry groups and testing laboratories. Care is exercised throughout the manufacturing and final testing process to ensure that products conform to industry, government and customer specifications.
During the years ended December 31, 2005, 2004, and 2003, the Company spent $22.3 million, $9.8 million, and $6.6 million, respectively on research activities relating to the development of new products and the improvement of existing products. These amounts exclude the amortization cost of software purchased to support the Company’s research and development efforts.
Manufacturing
In general, the Company’s manufacturing processes involve machining castings and forgings, which are assembled into finished components. These components are sold as finished products or packaged with purchased components into complete systems. Gardner Denver operates 39 manufacturing facilities (including remanufacturing facilities) that utilize a broad variety of processes. At the Company’s manufacturing locations, it maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures, and uses extensive process automation in its manufacturing operations. Most of the Company’s manufacturing facilities utilize computer aided numerical control tools and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant (cell manufacturing). One operator using cell manufacturing can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing the amount of work-in-process and finished product inventories.
Gardner Denver has representatives on the American Petroleum Institute’s working committee and has relationships with standard enforcement organizations such as Underwriters Laboratories, Det Norske Veritas and the Canadian Standard Association. The Company maintains ISO 9001-2000 certification on the quality systems at a majority of its manufacturing and design locations.
Raw Materials
The primary raw materials used by Gardner Denver are cast iron, aluminum and steel. Such materials are generally available from a number of suppliers. The Company does not currently have long-term contracts with its suppliers of raw materials, but it believes that its sources of raw materials are reliable and adequate for its needs. Gardner Denver utilizes single sources of supply for certain castings and other selected components. A disruption in deliveries from a given supplier could therefore have an adverse effect on the Company’s ability to meet its commitments to customers. Nevertheless, the Company believes that it has appropriately balanced this risk against the cost of sustaining a greater number of suppliers. Moreover, the Company has sought, and will continue to seek, cost reductions in its purchases of materials and supplies by consolidating purchases, pursuing alternate sources of supply and using online bidding competitions among potential suppliers.
Backlog
Backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels. For further discussion of backlog levels, see the information included under “Outlook” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.
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
In the aggregate, patents and trademarks are of considerable importance to the manufacture and marketing of many of Gardner Denver’s products. However, the Company does not consider any single patent or trademark, or group of patents or trademarks, to be material to its business as a whole, except for the Gardner Denver trademark. Other important trademarks the Company uses include Aeon, Belliss & Morcom, Bottarini, Champion, CycloBlower, Drum, DuroFlow, Elmo Technology, Emco Wheaton, Hoffman, Lamson, Legend, Nash, Oberdorfer, OPI, Rietschle, Rietschle Thomas, Sutorbilt, Tamrotor, Thomas, Webster, Welch and Wittig. Joy® is a registered trademark of Joy Technologies, Inc. The Company has the right to use the Joy trademark on aftermarket parts until November 2027. Its right to use this trademark on air compressors expired in November 1995. Pursuant to trademark license agreements, Cooper has rights to use the Gardner Denver trademark for certain power tools and the Company has rights to use the Ajax® trademark for pump products. Gardner Denver has registered its trademarks in the countries where it is deemed necessary or in the Company’s best interest.
The Company also relies upon trade secret protection for its confidential and proprietary information and routinely enters into confidentiality agreements with its employees. There can be no assurance, however, that others will not independently obtain similar information and techniques or otherwise gain access to the Company’s trade secrets or that they can effectively be protected.
Employees
As of January 2006, the Company had approximately 6,200 full-time employees. The Company believes that its current relations with employees are satisfactory.
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
The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under federal “Superfund” or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, Gardner Denver was only a small contributor to the substantial majority of these waste sites, and the Company has, or is attempting to negotiate, de minimis settlements for their cleanup. The cleanup of the remaining sites is substantially complete and the Company’s future obligations entail a share of the sites’ ongoing operating and maintenance expense.
The Company is also addressing three on-site cleanups for which it is the primary responsible party. Two of these cleanup sites are in the operation and maintenance stage while the third is in the implementation stage. Based on currently available information, the Company does not anticipate that any of these sites will result in material additional costs beyond those already accrued on its balance sheet.
Gardner Denver has an accrued liability on its balance sheet to the extent costs are known or can be estimated for its remaining financial obligations for these matters. Based upon consideration of currently available information, the Company does not anticipate any materially adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to the sites discussed above.
Available Information
The Company’s Internet website address is www.gardnerdenver.com. Copies of the following reports are available free of charge through the Internet website, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended: the annual report on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and amendments to those reports. Information on the website does not constitute part of this annual report on Form 10-K.
ITEM 1A. RISK FACTORS
The Company may not be able to effectively integrate acquired businesses and fully realize the related anticipated cost savings, synergies, or revenue enhancements.
Including the purchase of the Todo Group, completed in January 2006, the Company has completed 20 acquisitions since becoming an independent company in 1994, with the three largest transactions occurring since January 2004. The continued success of the Company depends in part on its ability to effectively integrate acquired businesses into its operations. The Company faces significant challenges in consolidating functions and integrating procedures, personnel, product lines, and operations in a timely and efficient manner. The integration process can be complex and time consuming, may be disruptive to the Company’s existing and acquired businesses, and may cause an interruption of, or a loss of momentum in, those businesses.
Even if the Company can successfully complete the integration of acquired businesses into its operations, there is no assurance that anticipated cost savings, synergies, or revenue enhancements will be realized within the expected time frame, or at all. The Company’s ability to realize anticipated cost savings, synergies, or revenue enhancements may be affected by a number of factors, including the following:

•	the Company’s ability to effectively eliminate redundant administrative overhead and rationalize manufacturing capacity is difficult to predict. Accordingly, the actual amount and timing of the resulting cost savings are inherently difficult to predict.

•	the Company may incur significant cash integration costs in achieving cost savings, and any cost savings or other synergies from acquisitions may be offset by such integration costs.

•	the cost savings and other synergies realized from acquisitions may be offset by increases in other expenses, by operating losses, or by problems unrelated to any specific acquisition.
The Company has exposure to economic downturns and operates in cyclical markets.
As a supplier of capital equipment to a variety of industries, the Company is adversely affected by general economic downturns. Demand for compressor and vacuum products is dependent upon capital spending by manufacturing and process industries. Many of the Company’s customers, particularly industrial customers, will delay capital projects, including non-critical maintenance and upgrades, during economic downturns. Demand for certain of the Company’s fluid transfer products is primarily tied to the number of working and available drilling rigs and oil and natural gas prices. The energy market, in particular, is cyclical in nature as the worldwide demand for oil and natural gas fluctuates. When worldwide demand for these commodities is depressed, the demand for the Company’s products used in drilling and recovery applications is reduced.
Accordingly, the Company’s operating results for any particular period are not necessarily indicative of the operating results for any future period. The markets for the Company’s products have historically experienced downturns in demand. Future downturns could have a material adverse effect on the Company’s operating results.
Large or rapid increases in the costs of raw materials or substantial decreases in their availability and the Company’s dependence on particular suppliers of raw materials could materially and adversely affect the Company’s operating results.
The Company’s primary raw materials are cast iron, aluminum and steel. While the Company is seeking to enter into long-term contracts with the its suppliers, most of its suppliers are not currently parties to long-term contracts. Consequently, the Company is vulnerable to fluctuations in prices of such raw materials. Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of raw materials. The Company uses single sources of supply for certain iron castings and other select engineered components. From time to time in recent years, the Company has experienced a disruption to its supply deliveries and it may experience further supply disruptions. Any such disruption could have a material adverse effect on the Company’s ability to meet its commitments to customers and, therefore, its operating results.
The Company faces robust competition in the markets it serves, which could materially and adversely affect its operating results.
The Company actively competes with companies producing the same or similar products. Depending on the particular product, the Company experiences competition based on a number of factors, including quality, performance, price and availability. The Company competes against many companies, including divisions of larger companies with greater financial resources than the Company. As a result, these competitors may be better able to withstand a change in conditions within the markets in which the Company competes and throughout the economy as a whole. In addition, new competitors could enter the Company’s markets. In particular, it is possible that the Company’s European- and Asian-based competitors could seek to establish a greater presence in the United States market. If the Company cannot compete successfully, its sales and operating results could be materially and adversely affected.

Economic, political and other risks associated with international sales and operations could adversely affect the Company’s business.
For the fiscal year ended December 31, 2005, approximately 59% of the Company’s revenues were from customers in countries outside of the United States. The Company has manufacturing facilities in Germany, the United Kingdom, China, Finland, Brazil and Canada. The Company anticipates that it may continue to expand its international operations to the extent that suitable opportunities become available. Non-U.S. operations and U.S. export sales could be adversely affected as a result of:

•	nationalization of private enterprises;

•	political or economic instability in certain countries;

•	differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights;

•	changes in the legal and regulatory policies of foreign jurisdictions;

•	credit risks;

•	currency fluctuations;

•	exchange controls;

•	changes in tariff restrictions;

•	royalty and tax increases;

•	export and import restrictions and restrictive regulations of foreign governments;

•	potential problems obtaining supply of raw materials;

•	shipping products during times of crisis or war; and

•	other factors inherent in foreign operations.
The Company’s substantial indebtedness could adversely affect its financial health.
The Company substantially increased its indebtedness in order to finance the acquisitions consummated in 2004 and 2005, and the high level of indebtedness could have an adverse future effect on its business. For example:

•	the Company may have limited ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of its growth strategy, or other purposes;

•	a substantial portion of the Company’s cash flow may be used to pay principal and interest on its debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other purposes;

•	the Company may be more vulnerable to adverse changes in general economic, industry and competitive conditions;

•	the various covenants contained in the Company’s senior credit agreement, the indenture governing the senior subordinated notes, and the documents governing its other existing indebtedness may place it at a relative competitive disadvantage as compared to some of its competitors; and

•	borrowings under the senior credit agreement bear interest at floating rates, which could result in higher interest expense in the event of an increase in interest rates.
If the Company is in compliance with the covenants set forth in the documents governing its indebtedness, the Company and/or its subsidiaries may be able to incur substantial additional indebtedness. If the Company or any of its subsidiaries incur additional indebtedness, the related risks that they now face may intensify.

The Company is a defendant in certain asbestos and silicosis personal injury lawsuits, which could adversely affect its financial condition.
The Company has been named as a defendant in an increasing number of asbestos and silicosis personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources, and typically the Company is one of approximately 25 or more named defendants. In the Company’s experience to date, the substantial majority of the plaintiffs have not been physically impaired with a disease for which the Company has responsibility.
The Company believes that the pending lawsuits will not, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity. However, future developments, including, without limitation, potential insolvencies of insurance companies, could cause a different outcome. Accordingly, there can be no assurance that the resolution of pending or future lawsuits, whether by judgment, settlement, or dismissal, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
The nature of the Company’s products creates the possibility of significant product liability and warranty claims, which could harm its business.
Customers use some of the Company’s products in potentially hazardous drilling, completion and production applications that can cause injury or loss of life and damage to property, equipment or the environment. In addition, the Company’s products are integral to the production process for some end-users and any failure of the Company’s products could result in a suspension of their operations. Although the Company maintains strict quality controls and procedures, it cannot be certain that the Company’s products will be completely free from defects. The Company maintains amounts and types of insurance coverage that it believes are adequate and consistent with normal industry practice. However, the Company cannot guarantee that insurance will be adequate to cover all liabilities incurred. The Company also may not be able to maintain insurance in the future at levels it believes are necessary and at rates it considers reasonable. The Company may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where its equipment and services have been used.
Environmental compliance costs and liabilities could adversely affect the Company’s financial condition.
The Company’s operations and properties are subject to increasingly stringent domestic and foreign laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety. Under such laws and regulations, the Company can be subject to substantial fines and sanctions for violations and be required to install costly pollution control equipment or effect operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. The Company must conform its operations and properties to these laws and regulations.
The Company uses and generates hazardous substances and wastes in its manufacturing operations. In addition, many of its current and former properties are, or have been, used for industrial purposes. The Company has been identified as a potentially responsible party with respect to several sites designated for cleanup under federal “Superfund” or similar state laws. An accrued liability on its balance sheet reflects costs which are probable and estimable for its projected financial obligations relating to these matters. If the Company has underestimated its remaining financial obligations, it may face greater exposure that could have an adverse effect on its financial condition, results of operations or liquidity. Stringent fines and penalties may be imposed for non-compliance with regulatory requirements relating to environmental matters, and many environmental laws impose joint and several liability for remediation for cleanup of certain waste sites and for related natural resource damages.
The Company has experienced, and expects to continue to experience, operating costs to comply with environmental laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination, or the imposition of new clean-up requirements could require the Company to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on its business, financial condition, results of operations or liquidity.
The Company’s success depends on its executive officers and other key personnel.
The Company’s future success depends to a significant degree on the skills, experience and efforts of its executive officers and other key personnel. The loss of the services of any of the Company’s executive officers, particularly its Chairman, President and Chief Executive Officer, Ross J. Centanni, could have an adverse impact. None of the Company’s executive officers has an employment agreement. However, the Company has a common stock ownership requirement and provides certain benefits for its executive officers, including change in control agreements, which provide incentives for them to make a long-term commitment to the Company. The Company’s future success will also depend on its ability to attract and retain qualified personnel and a failure to attract and retain new qualified personnel could have an adverse effect on its operations.
The Company’s business could suffer if it experiences employee work stoppages or other labor difficulties.
As of January 2006, the Company has approximately 6,200 full-time employees. A significant number of the Company’s employees, including a large portion of the employees outside of the United States, are represented by labor unions. Although the Company does not anticipate future work stoppages by its union employees, there can be no assurance that work stoppages will not occur. Although the Company believes that its relations with employees are good and has not experienced any recent strikes or work stoppages, it cannot be assured that it will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of the Company’s operations. The occurrence of any of the preceding conditions could impair the Company’s ability to manufacture its products and result in increased costs and/or decreased operating results.
The Company may not be able to continue to make the acquisitions necessary for it to realize its growth strategy.
One of the Company’s growth strategies is to increase its sales and expand its markets through acquisitions. It expects to continue making acquisitions if appropriate opportunities arise. However, the Company may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Furthermore, the Company’s acquired companies may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of the Company’s existing operations.
Third parties may infringe upon the Company’s intellectual property and the Company may expend significant resources enforcing its rights or suffer competitive injury.
The Company’s success depends in part on its proprietary technology. The Company relies on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect its proprietary rights. The Company may be required to spend significant resources to monitor and police its intellectual property rights. If the Company fails to successfully enforce these intellectual property rights, the Company’s competitive position could suffer, which could harm its operating results.

The Company’s pension and other postretirement benefit obligations and expense (or income) are dependent upon assumptions used in calculating such amounts and actual results of investment activity.
Pension and other postretirement benefit obligations and expense (or income) are dependent on assumptions used in calculating such amounts and actual results of investment activity. These assumptions include discount rate, rate of compensation increases, expected return on plan assets and expected healthcare trend rates. While the Company believes that the assumptions are appropriate, differences in actual experience or future changes in assumptions may affect the Company’s obligations, future expense and funding requirements.
A significant portion of the Company’s assets consists of goodwill and other intangible assets, the value of which may be reduced if the Company determines that those assets are impaired.
As of December 31, 2005, goodwill and other intangible assets represented approximately $823.8 million, or 48% of the Company’s total assets. Goodwill is generated in an acquisition when the cost of such acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill is no longer amortized under generally accepted accounting principles as a result of SFAS No. 142. Instead, goodwill and certain other identifiable intangible assets are subject to impairment analyses at least annually. The Company could be required to recognize reductions in its net income caused by the impairment of goodwill and other intangibles, which, if significant, could materially and adversely affect its results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
See “Item 1. Business” for information on Gardner Denver’s manufacturing, distribution and service facilities and sales offices. Generally, the Company’s plants are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in 2006. The Company leases sales office and warehouse space in numerous locations worldwide.
ITEM 3. LEGAL PROCEEDINGS
The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions is included under “Contingencies” contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information regarding the market for the Company’s Common Stock and quarterly market price ranges set forth in Note 17 “Quarterly Financial Information (Unaudited)” in the “Notes to Consolidated Financial Statements” is hereby incorporated by reference. There were approximately 7,500 stockholders of record as of December 31, 2005.

Gardner Denver has not paid a cash dividend since its spin-off from Cooper in April 1994 and the Company has no current intention to pay cash dividends. The cash flow generated by the Company is currently utilized for debt service and capital accumulation and reinvestment.
Repurchases of equity securities during the fourth quarter of 2005 are listed in the following table.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number		As Part of Publicly	Shares That May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased (1)	Paid per Share	or Programs	Plans or Programs

October 1, 2005-October 31, 2005	—	n/a	—	418,558
November 1, 2005-November 30, 2005	—	n/a	—	418,558
December 1, 2005-December 31, 2005	1,250	$49.71	1,000	417,558

Total	1,250	$49.71	1,000	417,558

(1)	Includes shares exchanged or surrendered in connection with the exercise of options under Gardner Denver’s stock options plans.
(2)	In October 1998, Gardner Denver’s Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company’s common stock to be used for general corporate purposes and the repurchase of up to 400,000 shares of the Company’s Common Stock under a Stock Repurchase Program for Gardner Denver’s executive officers. Both authorizations remain in effect until all the authorized shares are repurchased unless modified by the Board of Directors.
ITEM 6. SELECTED FINANCIAL DATA

Years Ended December 31
(Dollars in thousands except per share amounts)
	2005 (1)	2004 (2)	2003	2002 (3)	2001 (4)

Revenues	$1,214,552	739,539	439,530	418,158	419,770
Net income	66,951	37,123	20,643	19,602	22,024
Basic earnings per share	2.80	1.96	1.29	1.24	1.42
Diluted earnings per share	2.74	1.92	1.27	1.22	1.40
Long-term debt (excluding current maturities)	542,641	280,256	165,756	112,663	160,230
Total assets	$1,715,060	1,028,609	589,733	478,730	488,688

(1)	The Company acquired the outstanding shares of Bottarini S.p.A. and Thomas during June 2005 and July 2005, respectively.
(2)	The Company acquired the outstanding shares of Syltone, plc and nash_elmo Holdings LLC during January 2004 and September 2004, respectively.
(3)	As a result of adopting SFAS No. 142 “Goodwill and Other Intangible Assets,” periodic amortization ceased effective January 1, 2002.
(4)	During September 2001, the Company acquired certain assets and stock of Hoffman Air and Filtration Systems and the Hamworthy, Belliss and Morcom compressor business.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-GAAP Financial Measures
To supplement Gardner Denver’s financial information presented in accordance with U.S. generally accepted accounting principles (“GAAP”), management uses additional measures to clarify and enhance understanding of past performance and prospects for the future. These measures may exclude, for example, the impact of unique and infrequent items or items outside of management’s control (e.g. foreign currency exchange rates).
Gross margin (defined as revenues less cost of sales), gross margin percentage (defined as gross margin divided by revenues), operating earnings (defined as revenues less cost of sales, depreciation and amortization, and selling and administrative expenses) and operating margin (defined as operating earnings divided by revenues) are indicative of short-term operational performance and ongoing profitability. Management closely monitors the operating earnings and operating margin of each business segment to evaluate past performance and actions required to improve profitability.

Management’s Discussion and Analysis
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.
Overview and Description of Business
The Company believes it is one of the leading designers, manufacturers and marketers of engineered stationary air compressors, liquid ring pumps and blowers for various industrial and transportation applications and of pumps used in the petroleum and industrial markets and other fluid transfer equipment serving chemical, petroleum and food industries.
Since its spin-off from Cooper Industries, Inc. in 1994, the Company has completed 20 acquisitions, including the purchase of the Todo Group, completed in January 2006, growing its revenues from approximately $176 million in 1994 to $1,215 million in 2005. Of the 20 acquisitions, the three largest, including the purchases of Thomas Industries Inc. (“Thomas”), nash_elmo Holdings, LLC (“Nash Elmo”) and Syltone plc (“Syltone”), were completed since January 1, 2004.
On January 2, 2004, the Company acquired Syltone, previously a publicly traded company listed on the London Stock Exchange. Syltone, previously headquartered in Bradford, England, is one of the world’s largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company’s existing product lines. Syltone is also one of the world’s largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. Syltone’s largest markets are Europe and North America.
On September 1, 2004, the Company acquired Nash Elmo, a leading global manufacturer of industrial vacuum pumps. Nash Elmo is primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses’ products are complementary to the Compressor and Vacuum Products segment’s product portfolio. Nash Elmo, previously headquartered in Trumbull, Connecticut, has primary manufacturing facilities located in Bad Neustadt and Nuremberg, Germany; Zibo, China; and Campinas, Brazil. Nash Elmo’s largest markets are in Europe, Asia, North America and South America.
On July 1, 2005, the Company acquired Thomas, previously a publicly traded company listed on the New York Stock Exchange. Thomas, previously headquartered in Louisville, Kentucky, is a leading supplier of pumps, compressors and blowers to original equipment manufacturer (“OEM”) applications such as medical equipment, gasoline vapor and refrigerant recovery, automotive and transportation applications, printing, packaging, tape drives and laboratory equipment. Thomas designs, manufactures, markets, sells and services these products through worldwide operations. This acquisition is complementary to the Company’s Compressor and Vacuum Products segment. For the year ended December 31, 2004, Thomas’ revenues and operating income were $410 million and $209 million, respectively. Operating income for this period included $19 million from Thomas’ 32% interest in the Genlyte Thomas Group LLC, a joint venture formed with The Genlyte Group Incorporated in 1998, and a $160 million one-time gain on the sale of this joint venture in July 2004.
As a result of the acquisition of Thomas, certain changes were made to Gardner Denver’s organizational structure. The Company’s new organizational structure is still fundamentally based on the products and services the Company offers. In 2002, Thomas acquired Werner Rietschle Holding GmbH (“Rietschle”), a privately held company based in Germany. Prior to this acquisition, Thomas was considered a leader in the production of oil-free compressors, vacuum pumps and liquid pumps for OEMs. Rietschle products primarily include dry and oil-lubricated vacuum pumps, compressors and blowers, which utilize similar technologies and serve similar markets as the Company’s Blower Division. Due to these distinct similarities, Rietschle was combined with the Company’s Blower Division. The original Thomas business is now operated and managed as the Company’s Thomas Products Division.

Subsequent to the acquisition of Thomas, Gardner Denver now has five operating divisions: Compressor, Blower, Liquid Ring Pump, Fluid Transfer and Thomas Products. These divisions comprise two reportable segments: Compressor and Vacuum Products and Fluid Transfer Products. The Compressor, Blower, Liquid Ring Pump and Thomas Products Divisions are aggregated into one reportable segment (Compressor and Vacuum Products) since the long-term financial performance of these businesses is affected by similar economic conditions, coupled with the similar nature of their products, manufacturing processes and other business characteristics. During the third quarter of 2004, the Company’s former Pump and Fluid Transfer Divisions (which consisted of the Syltone fluid transfer-related activities) were combined into one division, Fluid Transfer. These two divisions were previously aggregated into one reportable segment (Fluid Transfer Products) primarily due to the same factors noted above, and thus, there has been no change to the Fluid Transfer Products segment.
In the Compressor and Vacuum Products segment, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, sliding vane and centrifugal compressors; positive displacement, centrifugal and side channel blowers; and liquid ring pumps and engineered systems. With the acquisition of Thomas, the product range now also includes single-piece piston reciprocating, diaphragm, and linear compressor and vacuum pumps primarily serving OEM applications. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. Liquid ring pumps are used in many different vacuum applications and engineered systems, such as water removal, distilling, reacting, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, chemical and power industries. Revenues of the Compressor and Vacuum Products segment constituted 82% of total revenues in 2005.
In the Fluid Transfer Products segment, the Company designs, manufactures, markets and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. This segment also designs, manufactures, markets and services other fluid transfer components and equipment for the chemical, petroleum and food industries. Revenues of the Fluid Transfer Products segment constituted 18% of total revenues in 2005.
The Company sells its products through independent distributors and sales representatives, and directly to OEMs, engineering firms, packagers and end users.
The following table sets forth percentage relationships to revenues of certain income statement items for the years presented.

	2005	2004	2003

Revenues	100.0%	100.0	100.0
Costs and expenses:
Cost of sales	67.0	67.4	70.0
Depreciation and amortization	3.1	2.9	3.3
Selling and administrative expenses	20.0	21.3	19.4
Interest expense	2.5	1.4	1.1
Other income, net	(0.5)	(0.1)	(0.7)

Total costs and expenses	92.1	92.9	93.1

Income before income taxes	7.9	7.1	6.9
Provision for income taxes	2.4	2.1	2.2

Net income	5.5%	5.0	4.7

Recent Developments
On January 9, 2006, the Company completed the acquisition of the Todo Group (“Todo”), for a purchase price of 118.5 million Swedish kronor (approximately $15 million), net of debt and cash acquired. Todo, with assembly operations in Sweden and the United Kingdom, and a central European sales and distribution operation in the Netherlands, has one of the most extensive offerings of dry-break couplers in the industry. TODO-MATIC self-sealing couplings are used by many of the world’s largest oil, chemical and gas companies to safely and efficiently transfer their products. The Todo acquisition extends the Company’s product line of Emco Wheaton couplers, added as part of the Syltone acquisition in 2004, and strengthens the distribution of each company’s products throughout the world.
On February 21, 2006, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation, subject to stockholder approval, which would increase the number of shares of common stock that the Company has authority to issue from 50,000,000 shares to 100,000,000 shares. The Board directed that the amendment be submitted for consideration and approval by the Company’s stockholders at the Company’s Annual Meeting of Stockholders on May 2, 2006. On February 21, 2006, the Board also approved a two-for-one stock split in the form of a stock dividend, subject to the approval of the amendment of the Certificate of Incorporation by the stockholders of the Company. In the event that stockholder approval of the proposed amendment is obtained, the two-for-one stock split in the form of a stock dividend is expected to become effective on or about June 1, 2006, with each stockholder of record at the close of business on the record date for the stock dividend, May 11, 2006, being entitled to receive one additional share of common stock for every share of common stock so held. Information concerning the stock split is available under “Proposal II - Amendment of the Company’s Certificate of Incorporation to Increase the Authorized Common Stock” of the Gardner Denver Proxy Statement, dated March 14, 2006.
YEAR ENDED DECEMBER 31, 2005, COMPARED WITH YEAR ENDED DECEMBER 31, 2004
Revenues
Revenues increased $475.1 million (64%) to $1,214.6 million in 2005, compared to $739.5 million in 2004. This increase was primarily due to the acquisitions of Thomas, Nash Elmo and Bottarini, which contributed approximately $375.5 million of additional revenues. Increased volume of shipments, especially from petroleum-related fluid transfer products such as drilling and well stimulation pumps, and price increases also contributed to the growth in revenues. These increases were partially offset by unfavorable changes in foreign currency exchange rates, mainly due to the strengthening of the U.S dollar during 2005 against the British pound and the Euro. Revenues outside the United States, as a percentage of total revenues, increased to 59% in 2005, compared to 56% in 2004, primarily due to acquisitions and volume increases in Europe, China and South Africa.
Revenues for the Compressor and Vacuum Products segment increased 70% to $999.6 million in 2005 compared to $589.4 million in 2004. This increase was primarily due to acquisitions completed in 2005 and 2004 (64%), increased volume of compressor and blower shipments in the U.S., Europe and China (3%), and price increases (3%), partially offset by foreign currency exchange rate fluctuations.
Fluid Transfer Products segment revenues increased 43% to $214.9 million in 2005, compared to $150.2 million in 2004. This improvement in revenues was driven by increased shipments in all product lines, but in particular drilling and well stimulation pumps and water jetting systems, which contributed 37% of the growth in revenues, with the remaining 6% due to price increases.
Costs and Expenses
Gross margin increased $160.2 million, or 66%, to $401.3 million in 2005, compared to $241.1 million in 2004. Incremental volume in both segments and the related benefit of increased fixed and semi-fixed cost leverage over a higher revenue base, and favorable sales mix resulted in improved gross margin percentage of 33.0% in

2005, compared to 32.6% in 2004. Acquisitions (net of cost reductions realized) also positively impacted the gross margin percentage, as their gross margin percentage for the year was higher than the Company’s previously existing businesses. These positive factors were partially offset by higher material costs due to surcharges stemming from increases in scrap iron and other metal prices, and some supply chain inefficiencies that affected material availability. The gross margin for 2005 and 2004 was also negatively affected by the inclusion of $3.9 million and $3.7 million, respectively, of inventory step-up adjustments relating to recording the inventory of acquired businesses at fair value on the acquisition date.
Depreciation and amortization increased $16.4 million, or 75%, to $38.3 million, compared to $21.9 million in 2004, primarily due to the Thomas and Nash Elmo acquisitions.
Selling and administrative expenses increased $84.9 million, or 54%, to $242.4 million in 2005, compared to $157.5 million in 2004. The majority of the increase was due to the acquisitions of Thomas, Nash Elmo and Bottarini, which contributed approximately $81.4 million of additional selling and administrative expenses compared to 2004. Higher compensation and fringe benefit costs also contributed to this increase. As a percentage of revenues, selling and administrative expenses decreased to 20.0% for the twelve-month period of 2005 from 21.3% in 2004, due to the leverage of incremental revenue volume and the completion of various integration activities and cost reductions.
The Compressor and Vacuum Products segment generated operating margin of 8.6% in 2005, compared to 7.9% in 2004. Contributions from acquisitions (net of cost reductions realized) with operating margins higher than the Company’s previously existing businesses, cost reductions and favorable sales mix accounted for the majority of the increase. These positive factors were partially offset by increased material costs and compensation-related expenses. For reconciliation, refer to Note 15 “Segment Information” in the “Notes to Consolidated Financial Statements.”
The Fluid Transfer Products segment generated operating margin of 15.9% in 2005, compared to 10.0% in 2004. This improvement was primarily attributable to the positive effect of increased cost leverage over a higher revenue base and price increases. Capital investments to improve productivity and production efficiency combined with favorable product mix associated with a higher proportion of drilling pump shipments in 2005 as compared to 2004, also contributed to the improvement in operating margin. For reconciliation, refer to Note 15 “Segment Information” in the “Notes to Consolidated Financial Statements.”
Interest expense increased $20.3 million to $30.4 million in 2005, compared to 2004. This increase was primarily due to additional funds borrowed to finance the acquisition of Thomas and higher average interest rates. The weighted average interest rate, including the amortization of debt issuance costs, was 6.7% during 2005, compared to 5.0% during 2004. The higher weighted average interest rate in 2005 was primarily attributable to increases in market rates on floating rate debt and the issuance of $125.0 million of 8% Senior Subordinated Notes in the second quarter of 2005 (see Note 8 “Debt” in the “Notes to Consolidated Financial Statements”).
Other income, net increased $4.8 million in 2005 to $5.4 million, compared to the previous year. This change was primarily due to litigation-related settlements, a gain from the sale of a distribution facility and interest income earned on the investment of financing proceeds prior to their use to complete the acquisition of Thomas.
The provision for income taxes increased by $13.5 million to $28.7 million in 2005, compared to $15.2 million in 2004, as a result of incremental income before taxes and a slightly higher effective tax rate. The Company’s effective tax rate was 30% in 2005, compared to 29% in 2004. The higher tax rate is principally due to a nonrecurring favorable tax audit settlement in 2004 of $1.6 million. The tax rate in 2005 also was slightly higher as a result of accruing an additional $1.1 million of tax related to the repatriation of certain non-U.S. earnings in 2005 at a reduced income tax rate pursuant to the American Jobs Creation Act of 2004. This slight increase was largely offset by deriving a higher proportion of earnings in 2005 from lower taxed non-U.S. jurisdictions.

Consolidated net income for 2005 totaled $67.0 million, which represents an increase of $29.9 million, or 80%, compared to net income of $37.1 million in 2004. Diluted earnings per share were $2.74 in 2005, which represents a 43% increase compared to diluted earnings per share of $1.92 earned in 2004. The results for 2005 include incremental net income of approximately $7.0 million from the acquisition of Nash Elmo, compared to the previous year, and $2.5 million from the acquisition of Thomas. The increase in net income was partially offset by higher average shares outstanding for the twelve-month period of 2005, as compared to 2004, as a result of the issuance of approximately 5.7 million shares of common stock in May 2005.
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
Fluid Transfer Products segment revenues increased $79.7 million to $150.2 million in 2004, compared to $70.5 million in 2003. This 113% increase was primarily due to acquisitions (78%), increased shipments of well stimulation pumps, water jetting systems and related aftermarket (34%) and price increases (4%). These positive factors were partially offset by a decreased volume of drilling pump shipments (3%).
Costs and Expenses
Gross margin increased $109.3 million (83%) to $241.1 million in 2004, compared to $131.8 million in 2003. Gross margin percentage increased to 32.6% in 2004, compared to 30.0% in 2003. This increase in gross margin percentage was principally attributable to the increased volume in both segments and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base. Acquisitions completed in 2004 also positively impacted gross margin percentage, as their gross margin percentage was higher than the Company’s previously existing businesses despite a non-recurring negative impact of approximately $3.7 million stemming from recording their inventory at fair value on the respective acquisition dates. Finally, favorable sales mix also contributed to the increased gross margin as 2004 included a higher percentage of aftermarket sales compared to the prior year. These positive factors were partially offset by higher material costs due to surcharges on castings and other components stemming from increases in scrap iron and other metal prices. Higher warranty costs and some supply chain inefficiencies that affected material availability also negatively impacted gross margin.
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

Other income, net decreased $2.6 million in 2004 to $0.6 million, compared to $3.2 million in 2003. This change was primarily due to higher foreign currency transaction gains recorded in 2003. Prior year results included a $3.2 million gain in the fourth quarter related to the appreciation of U.S. dollar borrowings, which were converted to British pounds prior to being used to consummate the Syltone acquisition. An additional $1.2 million gain was recorded related to these borrowings in the first quarter of 2004. Prior year results also included a $0.4 million gain on the sale of an idle manufacturing facility in Syracuse, New York.
The Compressor and Vacuum Products segment generated operating margin of 7.9% in 2004, compared to 7.5% in 2003. This increase was primarily attributable to the positive impact of increased leverage of the segment’s fixed and semi-fixed costs over a higher revenue base, favorable sales mix and restructuring programs initiated in the fourth quarter of 2003. These positive factors were partially offset by higher material, compensation and fringe benefit and warranty costs. For reconciliation, refer to Note 15 “Segment Information” in the “Notes to Consolidated Financial Statements.”
The Fluid Transfer Products segment generated operating margin of 10.0% in 2004, compared to 5.8% in 2003. This improvement was primarily attributable to the positive impact of increased leverage of the segment’s fixed and semi-fixed costs over a higher revenue base, operational improvements and price increases. These positive factors were partially offset by the impact of the Syltone business included in this segment which had lower operating earnings as a percentage of revenues than the segment’s previously existing businesses. Operating earnings as a percentage of revenues from Fluid Transfer Products segment businesses that existed prior to the Syltone acquisition were 13.6% in 2004. For reconciliation, refer to Note 15 “Segment Information” in the “Notes to Consolidated Financial Statements.”
Interest expense increased $5.4 million (113%) to $10.1 million in 2004, compared to $4.7 million in 2003, due to higher average borrowings stemming from the Syltone and Nash Elmo acquisitions and higher average interest rates. The average interest rate was 5.0% in 2004, compared to 3.9% in 2003. Refer to Note 8 “Debt” in the “Notes to Consolidated Financial Statements” for additional information on the Company’s borrowing arrangements.
Income before income taxes increased $21.9 million (72%) to $52.3 million in 2004, compared to $30.4 million in 2003. Acquisitions in 2004 contributed $10.6 million to this increase. The balance of the increase was primarily due to the increased volume in both segments and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base. These positive factors were partially offset by higher material, compensation and fringe benefit and warranty costs.
The provision for income taxes increased by $5.4 million to $15.2 million in 2004, compared to $9.7 million in 2003, as a result of the incremental income before taxes, partially offset by a lower overall effective tax rate. The Company’s effective tax rate was lowered to 29.0% in 2004 compared to 32.0% in 2003. The lower rate is principally due to favorable tax audit settlements in Finland and the U.S of $1.4 million and $0.2 million, respectively. A higher proportion of earnings derived from lower taxed non-U.S. jurisdictions also contributed to the lower effective tax rate. These positive factors were partially offset by incremental taxes accrued in the amount of $0.9 million for the planned repatriation of certain non-U.S. earnings in 2005 at a reduced income tax rate pursuant to the American Jobs Creation Act of 2004.
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

Outlook
In 2005, orders for compressor and vacuum products were $1,044.4 million, compared to $611.3 million in 2004. Order backlog for the Compressor and Vacuum Products segment was $298.6 million as of December 31, 2005, compared to $169.9 million as of December 31, 2004. The incremental impact from acquisitions completed during 2005 and 2004 for this segment was approximately $391.1 million and $90.7 million for orders and backlog, respectively, for the year ended and as of December 31, 2005. Excluding the impact of acquisitions, the increase in orders and backlog compared to the prior year was primarily due to modest improvement in industrial demand in the U.S. and Eastern Europe, pricing and incremental market share gains in Europe and China, partially offset by unfavorable changes in currency exchange rates. The Company also experienced an increase in demand for positive displacement blowers used in transportation applications in the U.S.
In general, demand for compressor and vacuum products correlates to the rate of manufacturing capacity utilization and the rate of change of industrial equipment production because air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product around the world. These indicators, while being relatively weak in recent years, began to gradually improve in the U.S. toward the end of 2004 and during 2005. Total industry capacity utilization in the U.S. exceeded the key threshold level of 80% for two consecutive months in the fourth quarter of 2005. As a result, the Company anticipates continued gradual expansion in industrial demand in 2006, particularly in the Asian and North American markets, and corresponding positive improvement in demand for compressor and vacuum products.
Demand for petroleum-related fluid transfer products has historically corresponded to market conditions and expectations for oil and natural gas prices. Orders for fluid transfer products increased $150.9 million, or 86%, to $326.6 million in 2005 compared to 2004. Order backlog for the Fluid Transfer Products segment was $161.9 million at December 31, 2005, compared to $52.3 million at December 31, 2004, representing a 210% increase. The significant increases in orders and backlog were primarily due to strong demand for drilling pumps, well stimulation pumps and petroleum pump parts, as a result of continued high prices for oil and natural gas, and price increases. Future increases in demand for these products will likely be dependent upon rig counts and oil and natural gas prices, which the Company cannot predict. Based on growth expectations for the oil and gas industry, the Company expects demand for petroleum-related fluid transfer products to remain strong during 2006 and into 2007. In response to current and expected future demand for fluid transfer products, the Company has made capital investments to improve production efficiency and outsourced certain machining operations to reduce the potential for manufacturing bottlenecks.
Liquidity and Capital Resources
Operating Working Capital
During 2005, operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) increased $52.8 million to $149.0 million compared to $96.2 million in the prior year, primarily due to the acquisitions of Thomas and Bottarini during the year. Inventory turnover was 4.6 at both December 31, 2005 and 2004. Days sales outstanding improved to 57 days at December 31, 2005, compared to 63 days at December 31, 2004, due to improved collections.
Cash Flows
During 2005, the Company generated cash flows from operations totaling $115.1 million, an increase of $39.6 million (52%) compared to 2004. This increase was primarily the result of acquisitions and higher net income from previously existing businesses, coupled with a continued focus on working capital management as evidenced by the improvement in days sales outstanding and inventory turnover ratios. Net of cash acquired, $481.9 million was used to fund the Thomas and Bottarini acquisitions (including direct acquisition costs) in 2005. This use of cash was funded by long-term borrowings (see Note 8 “Debt” in the “Notes to Consolidated Financial statements”) and $199.2 million in net proceeds from the Company’s issuance of approximately

5.7 million shares of common stock in May 2005. Fluctuations in foreign currency exchange rates resulted in a decrease in cash and cash equivalents of $1.6 million in 2005, compared to an increase of $3.8 million in 2004. The 2005 decrease was primarily due to the strengthening of the U.S. dollar during 2005 against the British pound and the Euro.
During the fourth quarter of 2005, the Company repatriated approximately $44 million of net cash from its foreign subsidiaries and used the proceeds to repay debt.
Capital Expenditures and Commitments
Capital projects designed to increase operating efficiency and flexibility, expand production capacity and increase product quality resulted in expenditures of $35.5 million in 2005, compared to $19.6 million in 2004. The higher spending in 2005 reflects a full year of investments in Nash Elmo and six months of capital spending on Thomas’ operations. Commitments for capital expenditures at December 31, 2005 were approximately $17.5 million. The Company currently expects capital spending to be approximately $45 million to $50 million in 2006, and will be used primarily to integrate businesses, introduce new products and improve operations. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.
In October 1998, Gardner Denver’s Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company’s common stock to be used for general corporate purposes, of which 210,300 shares remain available for repurchase under this program as of December 31, 2005. In October 2001, the Company established a Stock Repurchase Program for its executive officers to provide a means for them to sell Gardner Denver common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise or vesting of incentive stock options, restricted stock or performance shares. The Gardner Denver Board has authorized up to 400,000 shares for repurchase under this program, and of this amount, 207,258 shares remain available for repurchase as of December 31, 2005. Between October 1998 and December 31, 2005, a total of 1,582,542 shares have been repurchased at a cost of $23.2 million under both repurchase programs.
Liquidity
On July 1, 2005, the Company’s $605.0 million amended and restated credit agreement (the “2005 Credit Agreement”) became effective in connection with the Thomas acquisition. The 2005 Credit Agreement provided the Company with access to senior secured credit facilities, including a $380.0 million Term Loan, and restated its $225.0 million Revolving Line of Credit, superceding the Company’s previously existing credit agreement. Proceeds from the 2005 Credit Agreement were used to fund the Thomas acquisition and retire $144.4 million of debt outstanding under the previously existing term loan.
The new Term Loan has a final maturity of July 1, 2010. The Company made a principal payment of $120 million on the Term Loan in December 2005, which was funded in part by the $44 million in net cash repatriated from foreign subsidiaries. The remaining $76 million was funded by borrowings on the Revolving Line of Credit by foreign subsidiaries and by cash flows from operations. The Term Loan requires quarterly principal payments aggregating $20 million, $33 million, $52 million, $91 million and $59 million in 2006 through 2010, respectively.
The Revolving Line of Credit matures on September 1, 2009. Loans under this facility may be denominated in U.S. Dollars or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2005 Credit Agreement. On December 31, 2005, the Revolving Line of Credit had an outstanding principal balance of $158.9 million, leaving $66.1 million available for letters of credit or for future use, subject to the terms of the Revolving Line of Credit.
The interest rates applicable to loans under the 2005 Credit Agreement are variable and will be, at the Company’s option, either the prime rate plus an applicable margin or LIBOR plus an applicable margin. The applicable margin percentages are adjustable quarterly, based upon financial ratio guidelines defined in the 2005 Credit Agreement. The Company uses interest rate swaps to hedge some of its exposure to variability in future LIBOR-based interest payments on its variable-rate debt (see Note 13 “Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments” in the “Notes to Consolidated Financial Statements”).
The Company’s obligations under the 2005 Credit Agreement are guaranteed by the Company’s existing and future domestic subsidiaries, and are secured by a pledge of certain subsidiaries’ capital stock. The Company is subject to customary covenants regarding certain earnings, liquidity and capital ratios.
Pursuant to its previously filed shelf registration with the Securities and Exchange Commission, the Company completed an offering of 5,658,000 shares of its common stock (including shares purchased by underwriters to cover over-allotments) for proceeds of approximately $199.2 million (net of direct costs associated with the offering) during May 2005. In May 2005, the Company also completed an offering of $125.0 million of its 8% Senior Subordinated Notes in a private placement (the “Private Notes”). The Company used the proceeds from the Private Notes, proceeds from the issuance of common stock and funds available under the 2005 Credit Agreement to finance its acquisition of Thomas in July 2005 and to repay certain indebtedness. In an exchange offer completed in November 2005, all of the Private Notes were exchanged for notes with identical terms that are registered under the Securities Act of 1933 (the “Notes”).
The Notes have a fixed annual interest rate of 8% and are guaranteed by certain of the Company’s domestic subsidiaries. At any time prior to May 1, 2009, the Company may redeem all or part of the Notes issued under the Indenture at a redemption price equal to 100% of the principal amount of the Notes redeemed plus an applicable premium in the range of 1% to 4% of the principal amount, and accrued and unpaid interest and liquidated damages, if any. In addition, at any time prior to May 1, 2008, the Company may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more equity offerings, subject to certain conditions. On or after May 1, 2009, the Company may redeem all or a part of the Notes at varying redemption prices, plus accrued and unpaid interest and liquidated damages, if any. Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding for cash at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any. The Indenture contains events of default and affirmative, negative and financial covenants customary for such financings, including, among other things, limits on incurring additional debt and restricted payments.
Management currently expects the Company’s future cash flows to be sufficient to fund its scheduled debt service and provide required resources for working capital and capital investments for at least the next twelve months. The Company was in compliance, in all material respects, with all covenants related to its credit facilities during 2005.
Contractual Obligations and Commitments
The following table summarizes the Company’s significant fixed and determinable contractual obligations at December 31, 2005, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payments Due by Period

(Dollars in thousand)		Less than			More than
Contractual Cash Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years

Debt	$561,869	$25,834	$86,304	$310,443	$139,288
Capital leases	6,853	247	498	467	5,641
Operating leases	53,000	13,677	17,565	9,072	12,686
Purchase obligations	171,648	169,191	1,797	448	212

Total	$793,370	$208,949	$106,164	$320,430	$157,827

Purchase obligations consist primarily of inventory purchases made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of December 31, 2005. For this reason, these numbers will not provide a complete and reliable indicator of the Company’s expected future cash outflows.
The above table excludes $200.3 million of other non-current liabilities recorded in the balance sheet, which primarily consist of pension and other postretirement liabilities and deferred income taxes, because the timing of payments related to such liabilities is uncertain. The table also excludes interest payments on existing debt arrangements. For further information regarding the Company’s debt arrangements and related interest rates, refer to Note 8 “Debt” in the “Notes to Consolidated Financial Statements”.
In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of December 31, 2005, the Company had $35.2 million in such instruments outstanding and had pledged $3.0 million of cash to the issuing financial institutions as collateral for such instruments.
Contingencies
The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature. In addition, due to the bankruptcies of several asbestos manufacturers and other primary defendants, among other things, the Company has been named as a defendant in an increasing number of asbestos personal injury lawsuits. The Company has also been named as a defendant in an increasing number of silicosis personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the Company is one of approximately 25 or more named defendants. In the Company’s experience, the vast majority of the plaintiffs are not impaired with a disease for which the Company bears any responsibility.
Predecessors to the Company sometimes manufactured, distributed and/or sold products allegedly at issue in the pending asbestos and silicosis litigation lawsuits (the “Products”). However, neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber or silica sand, the materials that allegedly caused the injury underlying the lawsuits. Moreover, the asbestos-containing components of the Products were enclosed within the subject Products.
The Company has entered into a series of cost-sharing agreements with multiple insurance companies to secure coverage for asbestos and silicosis lawsuits. The Company also believes some of the potential liabilities regarding these lawsuits are covered by indemnity agreements with other parties. The Company’s uninsured settlement payments for past asbestos and silicosis lawsuits have been immaterial.
The Company believes that the pending and future asbestos and silicosis lawsuits will not, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the components described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, due to inherent uncertainties of litigation and because future developments, including, without limitation, potential insolvencies of insurance companies, could cause a different outcome, there can be no assurance that the resolution of pending or future lawsuits, whether by judgment, settlement or dismissal, will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.
The Company has also been identified as a potentially responsible party with respect to several sites designated for environmental cleanup under various state and federal laws. The Company does not believe that the future potential costs related to these sites will have a material adverse effect on its consolidated financial position, results of operations or liquidity.
Changes in Accounting Principles and Effects of New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment to ARB No. 43, Chapter 4.” This Statement amends previous guidance and requires expensing for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, the Statement requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 151 effective January 1, 2006. The initial implementation had no effect on the Company’s consolidated financial position or consolidated results of operations.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values.
On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that delayed the effective date of SFAS No. 123(R), which required adoption no later than July 1, 2005. The SEC rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. The new SEC rule does not change the accounting required by SFAS No. 123(R). Gardner Denver adopted the provisions of FAS No. 123(R) effective January 1, 2006, using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.
As permitted by SFAS No. 123 through the year ended December 31, 2005, Gardner Denver accounted for share-based payments to employees using the intrinsic value method prescribed by APB 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of the fair value method in SFAS No. 123(R) will have an impact on Gardner Denver’s results of operations, although it will have no impact on Gardner Denver’s overall financial position. Management expects that the adoption of SFAS No. 123(R) will decrease net income for 2006 by approximately $3.6 million to $4.2 million. A disproportionate amount of this expense will be recognized in the first quarter of 2006, due to the number of options held by employees eligible for retirement. The Company’s estimate is based on the assumption that the value of the 2005 stock option grant recurs in 2006. Gardner Denver’s stock option grants contain a provision that accelerates vesting of options for holders that retire and have met retirement eligibility requirements. Currently, as part of the pro forma disclosures required by SFAS No. 123, Gardner Denver records a pro forma expense for the unrecognized compensation cost in the period that the accelerated vesting occurs. However, upon adoption of SFAS No. 123(R), Gardner Denver will recognize compensation expense based on retirement eligibility dates for all options which contain an accelerated vesting provision. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers with the implementation of SFAS No. 123(R). SAB 107 recognizes that considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options, and that reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Gardner Denver will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123(R).
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”), which requires retrospective application for reporting a voluntary change in accounting principle, unless it is impracticable to do so. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 effective January 1, 2006. The initial implementation had no effect on the Company’s consolidated financial position or consolidated results of operations.
Critical Accounting Policies
Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates are described below. Management believes that the amounts recorded in the Company’s financial statements related to these areas are based on their best judgments and estimates, although actual results could differ materially under different assumptions or conditions.
Inventories
Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. As of December 31, 2005, $144.3 million (70%) of the Company’s inventory is accounted for on a first-in, first-out (FIFO) basis with the remaining $63.0 million (30%) accounted for on a last-in, first-out (LIFO) basis. Management regularly reviews inventory for obsolescence to determine whether a write-down is necessary. Various factors are considered in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions.
Goodwill and Other Intangibles
Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. The Company estimates fair value using available information regarding expected future cash flows and a discount rate that is based upon the cost of capital specific to the Company. During the second quarter of 2005, the Company completed its annual impairment test and determined that no impairment existed. While management believes that its estimates of fair value are reasonable, different assumptions regarding such factors as product volumes, selling price changes, labor and material cost changes, productivity, interest rates and foreign exchange rates could affect such valuations.
Pension and Other Postretirement Benefits
Gardner Denver offers various pension plans and postretirement benefit plans to employees. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. These assumptions include the discount rate used to value the projected benefit obligation, future rate of compensation increases, expected rates of return on plan assets and expected healthcare trend rates. The discount rate used to determine pension obligations was selected by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under a plan. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost.
The fair value of the plan assets of certain of the Company’s defined benefit pension plans was less than their accumulated benefit obligation at December 31, 2005. As a result, the Company has recorded a cumulative reduction to stockholders’ equity (accumulated other comprehensive income) in the amount of $9.6 million (after tax) as of December 31, 2005. This non-cash reduction in stockholders’ equity did not impact the Company’s compliance with its existing debt covenants and could be adjusted in future periods as a result a combination of factors, including interest rate changes, differences between actual and expected investment results, and contributions. Please refer to Note 9 “Pension and Other Postretirement Benefits” in the “Notes to Consolidated Financial Statements” for disclosures related to Gardner Denver’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.
Income Taxes
The calculation of Gardner Denver’s income tax provision is complex and requires the use of estimates and judgements. As part of the Company’s analysis and implementation of business strategies, consideration is given to the tax laws and regulations that apply to the specific facts and circumstances for any transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors U.S. and international tax developments in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgements utilized in determining the income tax provision, and records adjustments as necessary.
Contingencies
Contingencies, by their nature, relate to uncertainties that require management to exercise judgement both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of the potential loss. The most significant contingencies impacting the Company’s financial statements are those related to product warranty, personal injury lawsuits, environmental remediation and the resolution of matters related to open tax years. For additional information on these matters, see Note 1 “Summary of Significant Accounting Policies,” Note 11 “Income Taxes” and Note 14 “Contingencies” in the “Notes to Consolidated Financial Statements”.
Cautionary Statements Regarding Forward-Looking Statements
All of the statements in this Annual Report on Form 10-K, other than historical facts, are forward looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements made in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly under the caption “Outlook.” As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations, and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements. See also “Item 1A. Risk Factors.”

The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the ability to effectively integrate acquisitions and realize anticipated cost savings, synergies and revenue enhancements; (2) the risk that the Company may incur significant cash integration costs to achieve any such cost savings; (3) the Company’s exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and gas drilling and production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s compressor and vacuum products; (4) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers; (5) the risks associated with intense competition in the Company’s markets, particularly the pricing of the Company’s products; (6) the Company’s ability to continue to identify and complete other strategic acquisitions and effectively integrate such acquisitions to achieve desired financial benefits; (7) the risks associated with the reduced liquidity generated by the substantial additional indebtedness incurred to complete the Thomas acquisition, including reduced liquidity for working capital and other purposes, increased vulnerability to general economic conditions and floating interest rates, and reduced financial and operating flexibility due to increased covenant and other restrictions in the Company’s credit facilities and indentures; (8) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. dollar, the Euro, the British pound and the Chinese yuan); (9) the risks associated with pending asbestos and silicosis personal injury lawsuits, as well as other potential product liability and warranty claims due to the nature of the Company’s products; (10) the risks associated with environmental compliance costs and liabilities; (11) the ability to attract and retain quality management personnel; (12) the ability to avoid employee work stoppages and other labor difficulties; (13) the risks associated with defending against potential intellectual property claims and enforcing intellectual property rights; (14) market performance of pension plan assets and changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations; (15) the risk of possible future charges if the Company determines that the value of goodwill or other intangible assets has been impaired; and (16) changes in laws and regulations, including accounting standards, tax requirements and related interpretations or guidance. The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, although its situation and circumstances may change in the future.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk related to changes in interest rates, as well as European and other foreign currency exchange rates, and selectively uses derivative financial instruments, including forwards and swaps, to manage these risks. The Company does not hold derivatives for trading purposes. The value of market-risk sensitive derivatives and other financial instruments is subject to change as a result of movements in market rates and prices. Sensitivity analysis is one technique used to evaluate these impacts. As a result of recent acquisitions, a significant amount of the Company’s net income is earned in foreign currencies. Therefore, a strengthening in the U.S. dollar across relevant foreign currencies, principally the Euro, British pound and Chinese yuan, would have a corresponding negative impact on the Company’s future earnings.
All derivative instruments are reported on the balance sheet at fair value. For each derivative instrument designated as a cash flow hedge, the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. For each derivative instrument designated as a fair value hedge, the gain or loss on the derivative instrument and the offsetting gain or loss on the hedged item are recognized immediately in earnings. Currency fluctuations on non-U.S. dollar borrowings that have been designated as hedges on the Company’s investment in a foreign subsidiary are included in other comprehensive income.
To effectively manage interest costs, the Company uses interest rate swaps as cash flow hedges of variable rate debt. Including the impact of interest rate swaps outstanding, the interest rates on approximately 54% of the Company’s total borrowings were effectively fixed as of December 31, 2005. Also as part of its hedging strategy, the Company periodically uses purchased option and forward exchange contracts as cash flow hedges to minimize the impact of currency fluctuations on transactions, future cash flows and firm commitments. These contracts for the sale or purchase of currencies generally mature within one year.
Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of December 31, 2005 and 2004, are summarized in Note 13, “Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments” in the “Notes to Consolidated Financial Statements.”
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report on Management’s Assessment of Internal Control Over Financial Reporting
Gardner Denver management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.
Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control— Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in “Internal Control— Integrated Framework,” management concluded that internal control over financial reporting was effective as of December 31, 2005, subject to the scope limitation with respect to Thomas as discussed in the paragraph below.
Gardner Denver acquired Thomas on July 1, 2005. As permitted by SEC guidance, management excluded from its assessment of the effectiveness of Gardner Denver’s internal control over financial reporting as of December 31, 2005, Thomas’ internal control over financial reporting. Total assets related to Thomas as of December 31, 2005 were $654 million and revenues for the six-month period subsequent to the acquisition (July 1, 2005 - December 31, 2005) were $202 million.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Gardner Denver, Inc.:
We have audited the accompanying consolidated balance sheets of Gardner Denver, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gardner Denver, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gardner Denver, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
St. Louis, Missouri
March 13, 2006
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Gardner Denver, Inc.:
We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that Gardner Denver, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gardner Denver, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Gardner Denver, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control— Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control— Integrated Framework issued by COSO.
The Company acquired Thomas Industries, Inc. (Thomas) on July 1, 2005, and management excluded from its assessment of the effectiveness of Gardner Denver, Inc.’s internal control over financial reporting as of December 31, 2005, Thomas’ internal control over financial reporting. Total assets related to Thomas at December 31, 2005 of $654 million and revenues for the six-month period subsequent to the acquisition (July 1, 2005 to December 31, 2005) of $202 million were included in the consolidated financial statements of Gardner Denver, Inc. and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of Gardner Denver, Inc. also excluded an evaluation of the internal control over financial reporting of Thomas.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gardner Denver, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
St. Louis, Missouri
March 13, 2006

Consolidated Statements of Operations
GARDNER DENVER, INC.
Years ended December 31
(Dollars in thousands except per share amounts)

	2005	2004	2003

Revenues	$1,214,552	739,539	439,530
Costs and expenses:
Cost of sales	813,227	498,435	307,753
Depreciation and amortization	38,322	21,901	14,566
Selling and administrative expenses	242,368	157,453	85,326
Interest expense	30,433	10,102	4,748
Other income, net	(5,442)	(638)	(3,221)

Total costs and expenses	1,118,908	687,253	409,172

Income before income taxes	95,644	52,286	30,358
Provision for income taxes	28,693	15,163	9,715

Net income	$66,951	37,123	20,643

Basic earnings per share	$2.80	1.96	1.29

Diluted earnings per share	$2.74	1.92	1.27

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets
GARDNER DENVER, INC.
December 31
(Dollars in thousands except per share amounts)

	2005	2004

Assets
Current assets:
Cash and equivalents	$110,906	64,601
Accounts receivable, net	229,467	163,927
Inventories, net	207,326	138,386
Deferred income taxes	25,754	9,465
Other current assets	12,814	9,143

Total current assets	586,267	385,522

Property, plant and equipment, net	282,591	148,819
Goodwill	620,244	374,159
Other intangibles, net	203,516	110,173
Other assets	22,442	9,936

Total assets	$1,715,060	1,028,609

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$26,081	32,949
Accounts payable and accrued liabilities	287,763	206,069

Total current liabilities	313,844	239,018

Long-term debt, less current maturities	542,641	280,256
Postretirement benefits other than pensions	31,387	30,503
Deferred income taxes	86,171	21,324
Other liabilities	82,728	52,032

Total liabilities	$1,056,771	623,133

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 25,999,352 and 19,947,570 shares outstanding in 2005 and 2004, respectively	278	217
Capital in excess of par value	472,825	262,091
Retained earnings	206,381	139,430
Accumulated other comprehensive income	8,124	30,185
Treasury stock at cost, 1,809,026 and 1,739,661 shares in 2005 and 2004, respectively	(29,319)	(26,447)

Total stockholders’ equity	658,289	405,476

Total liabilities and stockholders’ equity	$1,715,060	1,028,609

The accompanying notes are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity
GARDNER DENVER, INC.
Years ended December 31
(Dollars in thousands)

					Accumulated
		Capital in			Other	Total
	Common	Excess of	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Par Value	Stock	Earnings	Income (Loss)	Equity	Income

Balance January 1, 2003	$177	171,047	(25,819)	81,664	(4,146)	222,923

Stock issued for benefit plans and options	1	3,427				3,428
Treasury stock			(128)			(128)
Net income				20,643		20,643	20,643
Foreign currency translation adjustments					15,734	15,734	15,734
Minimum pension liability adjustments, net of tax of $(1,678)					3,305	3,305	3,305

							39,682

Balance December 31, 2003	$178	174,474	(25,947)	102,307	14,893	265,905

Stock offering	35	79,522				79,557
Stock issued for benefit plans and options	4	8,095				8,099
Treasury stock			(500)			(500)
Net income				37,123		37,123	37,123
Foreign currency translation adjustments					15,712	15,712	15,712
Minimum pension liability adjustments, net of tax of $140					(420)	(420)	(420)

							52,415

Balance December 31, 2004	$217	262,091	(26,447)	139,430	30,185	405,476

Stock offering	57	199,171				199,228
Stock issued for benefit plans and options	4	11,563				11,567
Treasury stock			(2,872)			(2,872)
Net income				66,951		66,951	66,951
Foreign currency translation adjustments					(18,008)	(18,008)	(18,008)
Minimum pension liability adjustments, net of tax of $2,452					(4,053)	(4,053)	(4,053)

							44,890

Balance December 31, 2005	$278	472,825	(29,319)	206,381	8,124	658,289

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
GARDNER DENVER, INC.
Years ended December 31
(Dollars in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income	$66,951	37,123	20,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,322	21,901	14,566
Unrealized foreign currency transaction gain, net	(98)	(980)	(3,212)
Net gain on asset dispositions	(699)	(40)	(370)
LIFO liquidation income	—	(132)	(367)
Stock issued for employee benefit plans	3,305	3,239	2,434
Deferred income taxes	1,996	537	5,724
Foreign currency hedging transactions	1,491	(1,258)	—
Changes in assets and liabilities:
Receivables	(8,624)	(6,011)	(3,568)
Inventories	378	(1,745)	7,270
Accounts payable and accrued liabilities	2,275	20,526	4,095
Other assets and liabilities, net	9,778	2,334	(932)

Net cash provided by operating activities	115,075	75,494	46,283

Cash flows from investing activities:
Net cash paid in business combinations	(481,917)	(295,313)	(2,402)
Capital expenditures	(35,518)	(19,550)	(11,950)
Disposals of property, plant and equipment	3,749	557	1,959
Other	(2,225)	—	(516)

Net cash used in investing activities	(515,911)	(314,306)	(12,909)

Cash flows from financing activities:
Principal payments on short-term borrowings	(26,620)	(3,648)	—
Proceeds from short-term borrowings	18,354	327	—
Principal payments on long-term debt	(659,635)	(274,470)	(59,532)
Proceeds from long-term debt	922,439	362,533	122,000
Proceeds from issuance of common stock	199,228	79,557	—
Proceeds from stock options	6,006	4,860	993
Purchase of treasury stock	(2,872)	(500)	(128)
Debt issuance costs	(8,186)	(1,847)	(302)

Net cash provided by financing activities	448,714	166,812	63,031

Effect of exchange rate changes on cash and equivalents	(1,573)	3,798	10,731

Increase (decrease) in cash and equivalents	46,305	(68,202)	107,136
Cash and equivalents, beginning of year	64,601	132,803	25,667

Cash and equivalents, end of year	$110,906	64,601	132,803

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
GARDNER DENVER, INC.
(Dollars in thousands except per share amounts or amounts described in millions)

Note 1: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements reflect the operations of Gardner Denver, Inc. (“Gardner Denver” or the “Company”) and its subsidiaries. Certain prior year amounts have been reclassified to conform with current year presentation.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Foreign Currency Translation
Assets and liabilities of the Company’s foreign operations are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported in accumulated other comprehensive income, a separate component of stockholders’ equity.
Revenue Recognition
The Company recognizes product revenue when the products are shipped and title passes to the customer and collection is reasonably assured. Service revenue is recognized when services are performed and earned and collection is reasonably assured.
Cash Equivalents
Cash equivalents are highly liquid investments (valued at cost, which approximates fair value) acquired with an original maturity of three months or less. As of December 31, 2005, cash of $3.0 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company and its subsidiaries.
Accounts Receivable
Trade accounts receivables consist of amounts owed for orders shipped to and services performed for customers and are stated net of an allowance for doubtful accounts. Reviews of customers’ credit worthiness are performed prior to accepting orders.
The allowance for doubtful accounts is determined based on a combination of factors including the length of time that the receivables are past due, historical collection trends and circumstances relating to specific customers’ inability to meet their financial obligations of which the Company has knowledge or becomes aware.
Inventories
Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. As of December 31, 2005, $144.3 million (70%) of the Company’s inventory is accounted for on a first-in, first-out (FIFO) basis, with the remaining $63.0 million (30%) accounted for on a last-in, first-out (LIFO) basis. Management regularly reviews inventory for obsolescence to determine whether a write-down is necessary. Various factors are considered in making this determination, including recent sales history and predicted trends, industry market conditions and general economic conditions.
Property, Plant and Equipment
Property, plant and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: buildings - 10 to 45 years; machinery and equipment - 10 to 12 years; office furniture and equipment - 3 to 10 years; and tooling, dies, patterns, etc. - 3 to 7 years.
Goodwill and Other Intangibles
Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization. All other intangible assets are amortized over their estimated useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values, and when appropriate, the carrying value of impaired assets is reduced to fair value. The Company estimates fair value using available information regarding expected future cash flows and a discount rate that is based upon the cost of capital specific to the Company.
The Company uses the straight-line method to amortize intangible assets (subject to amortization) over their estimated useful lives, generally 5 to 20 years. During the second quarter of 2005, the Company completed its annual impairment test and determined that no impairment existed.
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
Product Warranty
The Company’s product warranty liability is calculated based primarily upon historical warranty claims experience. Management also factors into the product warranty accrual any specific warranty issues identified during the period which are expected to impact future periods and may not be consistent with historical claims experience. Product warranty accruals are reviewed regularly by management and adjusted from time to time when actual warranty claims experience differs from that estimated.
Pension and Other Postretirement Benefits
The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. These assumptions include the discount rate used to value the projected benefit obligation, future rate of compensation increases, expected rates of return on plan assets and expected healthcare trend rates. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost.
Income Taxes
The Company has determined tax expense and other deferred tax information based on the liability method. Deferred income taxes are provided to reflect temporary differences between financial and tax reporting.
Research and Development
During the years ended December 31, 2005, 2004, and 2003, the Company spent $22.3 million, $9.8 million, and $6.6 million, respectively on research activities relating to the development of new products and the improvement of existing products.
Financial Instruments
All derivative financial instruments are reported on the balance sheet at fair value. For each derivative instrument designated as a cash flow hedge, the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. For each derivative instrument designated as a fair value hedge, the gain or loss on the derivative instrument and the offsetting gain or loss on the hedged item are recognized immediately in earnings. Currency fluctuations on non-U.S. dollar borrowings that have been designated as hedges on the Company’s investment in a foreign subsidiary are included in other comprehensive income.
Stock-Based Compensation
The company has employee stock-based compensation plans, which are described more fully in Note 12 “Stock-Based Compensation Plans” herein. As allowed under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company measures its compensation cost of equity instruments issued under employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment to SFAS No. 123,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under APB No. 25, no compensation cost was recognized for the Company’s stock option plans, as all stock options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards outstanding during

2005, 2004 and 2003, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been as shown in the table below:

	2005	2004	2003

Net income, as reported	$66,951	37,123	20,643
Less: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(2,074)	(1,359)	(1,252)

Pro forma net income	$64,877	35,764	19,391

Earnings per share:
Basic earnings per share, as reported	$2.80	1.96	1.29
Basic earnings per share, pro forma	$2.71	1.89	1.21
Diluted earnings per share, as reported	$2.74	1.92	1.27
Diluted earnings per share, pro forma	$2.65	1.85	1.19

Compensation costs charged against income (net of tax) for restricted stock issued under the Company’s Incentive Plan totaled $0.2 million in 2003. There were no restricted stock awards or other stock-based compensation included in net income in 2005 or 2004.
The fair value of each option grant under the Company’s Long-Term Incentive Plan and the Employee Stock Purchase Plan was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively

	For the Years Ended
	December 31,

	2005	2004	2003

Assumptions:
Risk-free interest rate	3.9%	3.1%	2.4%
Dividend yield	—	—	—
Volatility factor	33	34	35
Expected life (in years)	4.4	4.5	3.8

Fair value of options per share	$13.29	$9.45	$5.77

Comprehensive Income
Items impacting the Company’s comprehensive income, but not included in net income, consist of translation adjustments, including realized and unrealized gains and losses (net of income taxes) on the foreign currency hedge of the Company’s investment in a foreign subsidiary, fair market value adjustments of interest rate swaps (see Note 13 “Off-Balance Sheet risk, Concentrations of Credit Risk and Fair Value of Financial Instruments”) and additional minimum pension liability, net of income taxes (see Note 9 “Pension and Postretirement Benefits”).
Changes in Accounting Principles and Effects of New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs - an amendment to ARB No. 43, Chapter 4.” This Statement amends previous guidance and requires expensing for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, the Statement requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 151 effective January 1, 2006. The initial implementation had no effect on the Company’s consolidated financial position or consolidated results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values.
On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that delayed the effective date of SFAS No. 123(R), which required adoption no later than July 1, 2005. The SEC rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. The new SEC rule does not change the accounting required by SFAS No. 123(R). Gardner Denver adopted the provisions of FAS No. 123(R) effective January 1, 2006, using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.
As permitted by SFAS No. 123 through the year ended December 31, 2005, Gardner Denver accounted for share-based payments to employees using the intrinsic value method prescribed by APB 25 and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of the fair value method in SFAS No. 123(R) will have an impact on Gardner Denver’s results of operations, although it will have no impact on Gardner Denver’s overall financial position. Management expects that the adoption of SFAS No. 123(R) will decrease net income for 2006 by approximately $3.6 million to $4.2 million. A disproportionate amount of this expense will be recognized in the first quarter of 2006, due to the number of options held by employees eligible for retirement. The Company’s estimate is based on the assumption that the value of the 2005 stock option grant recurs in 2006. Gardner Denver’s stock option grants contain a provision that accelerates vesting of options for holders that retire and have met retirement eligibility requirements. Currently, as part of the pro forma disclosures required by SFAS No. 123, Gardner Denver records a pro forma expense for the unrecognized compensation cost in the period that the accelerated vesting occurs. However, upon adoption of SFAS No. 123(R), Gardner Denver will recognize compensation expense based on retirement eligibility dates for all options which contain an accelerated vesting provision. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.
In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers with the implementation of SFAS No. 123(R). SAB 107 recognizes that considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options, and that reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Gardner Denver will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123(R).
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”), which requires retrospective application for reporting a voluntary change in accounting principle, unless it is impracticable to do so. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 effective January 1, 2006. The initial implementation had no effect on the Company’s consolidated financial position or consolidated results of operations.

Note 2: Business Combinations
Acquisition of Thomas Industries Inc.
On July 1, 2005, the Company acquired Thomas, previously a New York Stock Exchange listed company traded under the ticker symbol “TII.” Thomas is a worldwide leader in the design, manufacture and marketing of precision engineered pumps, compressors and blowers. The acquisition of Thomas allowed the Company to further diversify its revenue base, expand its presence in higher growth end markets and broaden its sales channels with a strong focus on OEMs. Thomas’ products are complementary to the Compressor and Vacuum Products segment’s product portfolio. The agreed-upon purchase price of $40.00 per share for all outstanding shares and share equivalents (approximately $734.2 million) was paid in the form of cash and the assumption of approximately $7.6 million of long-term capitalized lease obligations. As of June 30, 2005, Thomas had $265.3 million in cash and equivalents. The net transaction value, including assumed debt (net of cash acquired) and direct acquisition costs, was approximately $483.5 million. There are no additional contingent payments or commitments related to this acquisition.
The balance sheet accounts and results of operations of Thomas were included in Gardner Denver’s Consolidated Financial Statements beginning on July 1, 2005. The following table summarizes the Company’s preliminary estimates of the fair values of the assets acquired and liabilities assumed at the date of acquisition and includes subsequent adjustments to the allocation of purchase price. This allocation is subject to change upon completion of appraisals in 2006. Further, other assets and liabilities may be identified to which a portion of the purchase price could be allocated.
Thomas Industries Inc.
Assets Acquired and Liabilities Assumed
July 1, 2005
(Dollars in thousands)

Cash	$265,310
Accounts receivable, net	61,255
Inventories, net	76,129
Property, plant and equipment	125,115
Other assets	16,736
Identifiable intangible assets	108,000
Goodwill	252,373
Current liabilities	(88,366)
Long-term debt	(7,559)
Deferred income taxes	(46,178)
Other long-term liabilities	(21,565)

Aggregate purchase price	$741,250

The following table summarizes the preliminary fair values of the intangible assets acquired in the Thomas acquisition:

Amortized intangible assets:
Customer lists and relationships	$50,000
Other	13,000
Unamortized intangible assets:
Goodwill	252,373
Tradenames	45,000

Total intangible assets	$360,373

The preliminary weighted-average amortization period for customer lists and relationships and other amortized intangible assets is 10 years. All of the goodwill has been assigned to the Compressor and Vacuum Products segment and none of the goodwill amount is expected to be deductible for tax purposes.

Other Consummated Acquisitions
In June 2005, the Company acquired the outstanding shares of Bottarini S.p.A. (“Bottarini”), a packager of industrial air compressors located near Milan, Italy. Bottarini’s products are complementary to the Compressor and Vacuum Products segment’s product portfolio. The purchase price of €8.1 million (approximately $10.1 million), including assumed bank debt (net of cash acquired) and direct acquisition costs, was paid in cash and the assumption of Bottarini’s outstanding debt of €0.9 million. The size of this acquisition was not material in relation to Gardner Denver.
On September 1, 2004, the Company acquired nash_elmo Holdings, LLC (“Nash Elmo”), a leading global manufacturer of industrial vacuum pumps. Nash Elmo is primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses’ products are complementary to the Compressor and Vacuum Products segment’s product portfolio. Nash Elmo, previously headquartered in Trumbull, Connecticut, has primary manufacturing facilities located in Bad Neustadt and Nuremberg, Germany; Zibo, China; and Campinas, Brazil. The purchase price of $224.6 million, including assumed bank debt (net of cash acquired) and direct acquisition costs, was paid in the form of cash and the assumption of certain of Nash Elmo’s existing debt ($10.4 million). There are no additional contingent payments or commitments related to this acquisition. During 2005, the Company finalized the allocation of the Nash Elmo purchase price.
Under the purchase method of accounting, the assets and liabilities of Nash Elmo were recorded at their respective fair values as of September 1, 2004. The initial allocation of the purchase price was subsequently adjusted when preliminary valuation estimates were finalized. The following table summarizes the nature and amount of such adjustments recorded in 2005. There were no material adjustments to the value of identifiable intangible assets.

Total goodwill recorded as of December 31, 2004	$91,648

Purchase accounting adjustments recorded in 2005:
Severance and personnel-related	(2,653)
Finalization of preliminary valuation estimates	(4,736)
Income taxes	11,620
Other, net(1)	(2,497)

Total goodwill recorded as of December 31, 2005	$93,382

(1)	Includes the effect of foreign currency exchange rate changes
On January 2, 2004, the Company acquired the outstanding shares of Syltone plc (“Syltone”), previously a publicly traded company listed on the London Stock Exchange. Syltone, previously headquartered in Bradford, England, is one of the world’s largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company’s product lines. Syltone is also one of the world’s largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. The purchase price of £63.0 million (or approximately $112.5 million), including assumed bank debt (net of cash acquired) and direct acquisition costs, was paid in the form of cash (£46.3 million), new loan notes (£5.2 million) and the assumption of Syltone’s existing bank debt, net of cash acquired (£11.5 million). There are no additional contingent payments or commitments related to this acquisition.
The following unaudited pro forma financial information for the years ended December 31, 2005 and 2004, assumes that the Thomas and Nash Elmo acquisitions had been completed as of January 1, 2004. This unaudited pro forma financial information is subject to change upon finalization of the purchase price allocation of Thomas. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the Thomas and Nash Elmo acquisitions been consummated on the date indicated.

	Unaudited

	2005	2004

Revenues	$1,435,471	1,305,970
Net income(1)(2)	72,099	136,819
Diluted earnings per share(1)(2)	$2.73	5.61

(1)	Net income and diluted earnings per share for 2004, include a one-time gain of $160.4 million, pre-tax, related to Thomas’ sale of its equity interest in the Genlyte Thomas Group LLC (“GTG”) on July 31, 2004. Assuming that Thomas had sold its interest in GTG on January 1, 2004, and had not generated this one-time gain, and used a portion of the net proceeds from the sale to repay all of Thomas’ existing debt, other than capitalized lease obligations, diluted pro forma earnings per share for 2004 would have been $1.71.

(2)	Net income for 2005 and 2004 reflect the negative impact of recording $3.9 million and $3.6 million, respectively, in inventory pre-tax step-up adjustments relating to recording the Thomas and Nash Elmo inventories, respectively, at fair value.
All acquisitions have been accounted for by the purchase method and, accordingly, their results are included in the Company’s consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date.

Thomas Merger-related Costs
In connection with the consummation of the Thomas acquisition, the Company accrued certain merger-related expenses primarily related to estimated personnel-related costs. In accordance with Emerging Issues Task Force (“EITF”) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the amount of the liability was included in the allocation of Thomas’ acquisition cost. The majority of the remaining accrual at December 31, 2005 is expected to be utilized in 2006. The following table summarizes activity with respect to the accrued liability.

	Opening Balance at		Ending Balance at
	July 1, 2005	Amount Paid	December 31, 2005

Personnel-related cost liability	$17,500	$(8,157)	$9,343
Note 3: Allowance for Doubtful Accounts
The allowance for doubtful trade accounts receivable as of December 31, 2005, 2004 and 2003 consists of the following:

	2005	2004	2003

Balance at beginning of year	$7,543	$4,534	$5,279
Provision charged to expense	2,489	918	795
Charged to other accounts(1)	1,751	4,007	170
Deductions	(2,178)	(1,916)	(1,710)

Balance at end of year	$9,605	$7,543	$4,534

(1)	Includes the allowance for doubtful accounts of acquired businesses at the dates of acquisition and the effect of foreign currency translation adjustments for those companies whose functional currency is not the U.S. dollar.

Note 4: Inventories

	2005	2004

Raw materials, including parts and subassemblies	$95,855	62,477
Work-in-process	37,230	23,405
Finished goods	80,494	57,321

	213,579	143,203
Excess of FIFO costs over LIFO costs	(6,253)	(4,817)

Inventories, net	$207,326	138,386

During 2005, the amount of inventories accounted for on a LIFO basis increased, which resulted in the creation of new LIFO layers. During 2004 and 2003, reductions in inventory quantities (net of acquisitions) resulted in liquidations of LIFO inventory layers carried at lower costs prevailing in prior years. The effect was to increase net income in 2004 and 2003 by $94 and $249, respectively. It is the Company’s policy to record the earnings effect of LIFO inventory liquidations in the quarter in which a decrease for the entire year becomes certain. In both 2004 and 2003, the LIFO liquidation income was recorded in the fourth quarter. The Company believes that FIFO costs in the aggregate approximates replacement or current cost and, thus, the excess of replacement or current cost over LIFO value was $6.3 million and $4.8 million as of December 31, 2005 and 2004, respectively.
Note 5: Property, Plant and Equipment

	2005	2004

Land and land improvements	$20,306	15,304
Buildings	138,081	74,936
Machinery and equipment	194,936	139,368
Tooling, dies, patterns, etc.	37,824	22,982
Office furniture and equipment	27,903	22,374
Other	13,073	10,242
Construction in progress	10,303	4,664

	442,426	289,870
Accumulated depreciation	(159,835)	(141,051)

Property, plant and equipment, net	$282,591	148,819

Note 6: Goodwill and Other Intangible Assets
As discussed in Note 1 “Summary of Significant Accounting Policies,” the Company has adopted SFAS No. 142. Adoption required, among other things, the discontinuation of goodwill amortization, assignment of goodwill to reporting units, and completion of a transitional goodwill impairment test. Substantially all goodwill was assigned to the reporting unit that acquired the business. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, a goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of each reporting unit was estimated using available information regarding expected future cash flows and a discount rate that is based upon the cost of capital specific to the Company. During the second quarter of 2005, the Company completed its annual impairment test and determined that no impairment existed.

The changes in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2005 and 2004 are as follows:

	Compressor &	Fluid Transfer
	Vacuum Products	Products	Total

Balance as of January 1, 2004	$179,854	25,634	205,488
Acquisitions	148,842	11,609	160,451
Foreign currency translation	7,379	841	8,220

Balance as of December 31, 2004	336,075	38,084	374,159

Acquisitions	256,942	—	256,942
Adjustments to goodwill	4,332	—	4,332
Foreign currency translation	(13,908)	(1,281)	(15,189)

Balance as of December 31, 2005	$583,441	36,803	620,244

The adjustments to goodwill in the table above reflect reallocations of purchase price subsequent to the dates of acquisition for acquisitions completed prior to 2005. Other intangible assets at December 31, 2005 and 2004 consisted of the following:

	December 31, 2005		December 31, 2004

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists and relationships	$105,896	(7,389)	53,855	(2,153)
Acquired technology	30,802	(13,164)	19,218	(9,732)
Other	13,453	(3,558)	11,352	(2,508)
Unamortized intangible assets:
Trademarks	77,476	—	40,141	—

Total other intangible assets	$227,627	(24,111)	124,566	(14,393)

Amortization of intangible assets was $10.9 million and $4.4 million in 2005 and 2004, respectively. Amortization of intangible assets is anticipated to be approximately $13 million per year for 2006 through 2010 based upon intangible assets with finite useful lives included in the balance sheet as of December 31, 2005.
Note 7: Accounts Payable and Accrued Liabilities

	2005	2004

Accounts payable-trade	$103,028	81,977
Salaries, wages and related fringe benefits	41,932	39,251
Taxes	42,363	12,860
Advance payments on sales contracts	15,208	11,600
Product warranty	15,254	10,671
Product liability, workers’ compensation and insurance	11,711	8,030
Other	58,267	41,680

Total accounts payable and accrued liabilities	$287,763	206,069

A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Balance as of January 1	$10,671	6,635	7,060
Product warranty accruals	9,575	7,476	5,420
Settlements	(10,008)	(7,611)	(6,171)
Other (primarily acquisitions and foreign currency translation)	5,016	4,171	326

Balance as of December 31	$15,254	10,671	6,635

Note 8: Debt

	2005	2004

Short-term debt:
Revolving loans(1)	$—	10,898
Other short-term debt	1,860	1,729

Total short-term debt	$1,860	12,627

Long-term debt:
Credit Line, due 2009(2)	$158,900	113,635
Term Loan, due 2010(3),(6)	255,000	148,125
Senior Subordinated Notes at 8%, due 2013	125,000	—
Secured Mortgages(4)	8,892	10,362
Unsecured Senior Note at 7.3%, due 2006(1)	—	10,000
Variable Rate Industrial Revenue Bonds, due 2018(5)	8,000	8,000
Term Loans, due 2007(1)	—	6,001
Capitalized leases and other long-term debt	11,070	4,455

Total long-term debt, including current maturities	566,862	300,578
Current maturities of long-term debt	24,221	20,322

Long-term debt, less current maturities	$542,641	280,256

(1)	The outstanding balance was paid during 2005.
(2)	The loans under this facility may be denominated in U.S. dollars or several foreign currencies. At December 31, 2005, the outstanding balance consisted of U.S. dollar borrowings of $25,000, Euro borrowings of €90,000, and British pound borrowings of £16,000. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency. The weighted-average interest rates were 6.1%, 4.0% and 6.3%, as of December 31, 2005 for the U.S. dollar, Euro and British pound loans, respectively. The interest rates averaged 4.7%, 3.9% and 6.3%, for the year ended December 31, 2005 for the U.S. dollar, Euro and British pound loans, respectively.
(3)	The interest rate varies with prime, federal funds, and/or LIBOR. At December 31, 2005, this rate was 6.1% and averaged 5.3% for the year ended December 31, 2005.
(4)	This amount consists of two fixed-rate commercial loans assumed in the 2004 acquisition of Nash Elmo with an outstanding balance of €7,521 at December 31, 2005. The loans are secured by the Company’s facility in Bad Neustadt, Germany and are net of unamortized discount of €237. At December 31, 2005, the weighted-average interest rate of these mortgages was 4.6% and the weighted-average maturity was 14 years.

(5)	The interest rate varies with market rates for tax-exempt industrial revenue bonds. At December 31, 2005, this rate was 3.6% and averaged 2.5% for the year ended December 31, 2005. These industrial revenue bonds are secured by an $8,100 standby letter of credit. The proceeds from the bonds were used to construct the Company’s Peachtree City, Georgia facility.
(6)	The term loan outstanding at December 31, 2004 was replaced with a new term loan on July 1, 2005 under the new 2005 Credit Agreement.
On July 1, 2005, the Company’s $605.0 million amended and restated credit agreement (the “2005 Credit Agreement”) became effective with the Thomas acquisition. The 2005 Credit Agreement provided the Company with access to senior secured credit facilities, including a $380.0 million Term Loan, and restated its $225.0 million Revolving Line of Credit, superceding the Company’s previously existing credit agreement. Proceeds from the 2005 Credit Agreement were used to fund the Thomas acquisition and retire $144.4 million of debt outstanding under the previously existing term loan.

The new Term Loan has a final maturity of July 1, 2010. The Term Loan requires quarterly principal payments aggregating $20 million, $33 million, $52 million, $91 million and $59 million in 2006 through 2010, respectively.
The Revolving Line of Credit matures on September 1, 2009. Loans under this facility may be denominated in U.S. dollars or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2005 Credit Agreement. On December 31, 2005, the Revolving Line of Credit had an outstanding principal balance of $158.9 million, leaving $66.1 million available for letters of credit or for future use, subject to the terms of the Revolving Line of Credit.
The interest rates applicable to loans under the 2005 Credit Agreement are variable and will be, at the Company’s option, either the prime rate plus an applicable margin or LIBOR plus an applicable margin. The applicable margin percentages are adjustable quarterly, based upon financial ratio guidelines defined in the 2005 Credit Agreement. The Company uses interest rate swaps to hedge some of its exposure to variability in future LIBOR-based interest payments on variable-rate debt (see Note 13 “Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments”).
The Company’s obligations under the 2005 Credit Agreement are guaranteed by the Company’s existing and future domestic subsidiaries, and are secured by a pledge of certain subsidiaries’ capital stock. The Company is subject to customary covenants regarding certain earnings, liquidity and capital ratios.
In May 2005, the Company completed an offering of $125.0 million of its 8% Senior Subordinated Notes in a private placement (the “Private Notes”). The Company used the proceeds from the Private Notes, proceeds from the issuance of common stock in May 2005 and funds available under the 2005 Credit Agreement, to finance its acquisition of Thomas in July 2005 and to repay certain indebtedness. In an exchange offer completed in November 2005, all of the Private Notes were exchanged for notes with identical terms that are registered under the Securities Act of 1933 (the “Notes”).
The Notes have a fixed annual interest rate of 8% and are guaranteed by certain of the Company’s domestic subsidiaries. At any time prior to May 1, 2009, the Company may redeem all or part of the Notes issued under the Indenture at a redemption price equal to 100% of the principal amount of the Notes redeemed plus an applicable premium in the range of 1% to 4% of the principal amount, and accrued and unpaid interest and liquidated damages, if any. In addition, at any time prior to May 1, 2008, the Company may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more equity offerings, subject to certain conditions. On or after May 1, 2009, the Company may redeem all or a part of the Notes at varying redemption prices, plus accrued and unpaid interest and liquidated damages, if any. Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding for cash at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any. The Indenture contains events of default and affirmative, negative and financial covenants customary for such financings, including, among other things, limits on incurring additional debt and restricted payments.
Debt maturities for the five years subsequent to December 31, 2005 and thereafter, are $26,081, $33,644, $53,158, $251,246, $59,664 and $144,929, respectively.
Cash paid for interest in 2005, 2004 and 2003 was $25,951, $7,817 and $4,498 respectively.
The rentals for all operating leases were $15,954, $7,814, and $3,818 in 2005, 2004 and 2003, respectively. Future minimum rental payments for operating leases for the five years subsequent to December 31, 2005 and thereafter are $13,677, $9,940, $7,625, $5,454, $3,618 and $12,686, respectively.

Note 9: Pension and Other Postretirement Benefits
The Company sponsors retirement plans covering substantially all worldwide employees. Benefits are provided to employees under defined benefit pay-related and service-related plans, which are generally noncontributory in the U.S. and Germany and are generally contributory in the United Kingdom. Annual Company contributions to U.S. retirement plans equal or exceed the minimum funding requirements of the Employee Retirement Income Security Act of 1974.
Effective July 1, 2005, the Company completed its acquisition of Thomas. Thomas sponsors a number of defined benefit plans and defined contribution plans. The defined benefit plans are noncontributory, service-related plans benefiting hourly employees of Thomas in the United States and Germany. In addition, Thomas sponsors two post-retirement welfare plans. In accordance with SFAS 87, “Employers’ Accounting for Pensions”, and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” the Company has used the purchase accounting method to record the liabilities related to these plans.
The majority of the employees of the Company’s Belliss & Morcom operations, acquired in 2001, are based in the United Kingdom and are provided retirement benefits under a contributory defined benefit pay and service-related plan. Under the Company’s purchase agreement, these employees were allowed to continue to participate in the seller’s benefit plan for a period of up to one year from the acquisition date. Within this one-year timeframe, the Company established a similar retirement plan arrangement allowing employees the option of transferring their accumulated benefit. The purchase agreement also required the seller to transfer plan assets in excess of the transferred accumulated benefit obligation. During 2003, the Company settled this receivable, resulting in adjustments to the benefit obligation and fair value of plan assets for non-U.S. pension plans. Participation in this plan was frozen as of January 1, 2004. Employees hired after that date participate in a contributory defined contribution plan.
The majority of the employees of the Company’s Syltone operations, acquired in 2004, are based in the United Kingdom and Germany. In the United Kingdom, the majority of these employees are provided benefits under a contributory defined benefit pay and service-related plan. Participation in this plan was frozen as of July 1, 2003. Employees hired after that date participate in a contributory defined contribution plan. In Germany employees are provided benefits under either a non-contributory defined benefit pay and service-related plan or under a contributory defined contribution plan.
The Company also sponsors defined contribution plans. Benefits are determined and funded annually based on terms of the plans or as stipulated in a collective bargaining agreement. Certain of the Company’s full-time salaried and nonunion hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company’s matching contributions to the savings plans are in the form of the Company’s common stock and cash. Thomas sponsors comparable defined contribution plans for eligible employees of Thomas.
The full-time salaried and hourly employees of the Company’s operations in Finland have pension benefits which are guaranteed by the Finnish government. Although the plans are similar to defined benefit plans, the government guarantee feature causes the substance of the plans to be defined contribution. Therefore, the discounted future liability of these plans is not included in the liability for defined benefit plans, but the expense for the Company’s contribution is included in the pension benefit cost for defined contribution plans.
Certain salaried employees in the U.S. who retired prior to 1989, as well as certain other employees who were near retirement and elected to receive certain benefits, and certain Nash Elmo and Thomas employees, have retiree medical, prescription and life insurance benefits. In most cases, the Nash Elmo retirees pay the entire cost of their coverage. The hourly employees have separate plans with varying benefit formulas. In all cases, however, no currently active hourly employee, except for certain employees who are near retirement and certain Thomas employees, will receive healthcare benefits after retirement. As of January 1, 2006, certain salaried and non-union hourly employees will be eligible for postretirement medical benefits whereby the retirees pay the entire cost of the coverage. All of the Company’s postretirement medical plans are unfunded.

The following tables provide a reconciliation of the changes in both the pension and other postretirement plans benefit obligations and fair value of assets over the two-year period ended December 31, 2005, and a statement of the funded status as of December 31, 2005 and 2004:

	Pension Benefits

					Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits

	2005	2004	2005	2004	2005	2004

Reconciliation of benefit obligation
Obligation as of January 1	$60,669	58,531	$150,483	33,388	$25,493	27,664
Service cost	2,996	2,119	4,298	4,187	83	16
Interest cost	3,731	3,356	7,824	6,413	1,507	1,649
Actuarial loss (gain)	1,936	1,129	26,496	1,248	4,271	(1,804)
Employee contributions	—	—	988	1,065	—	—
Plan amendments	55	—	—	—	—	—
Benefit payments	(4,867)	(4,466)	(2,719)	(2,464)	(2,485)	(2,617)
Acquisitions	10,389	—	12,536	98,652	2,157	585
Special termination benefits	—	—	291	—	—	—
Effect of foreign currency exchange rate changes	—	—	(17,905)	7,994	—	—

Obligation as of December 31	$74,909	60,669	$182,292	150,483	$31,026	25,493

Reconciliation of fair value of plan assets
Fair value of plan assets as of January 1	$47,773	44,305	$114,394	23,059
Actual return on plan assets	2,643	4,733	17,760	8,270
Acquisitions	9,003	—	1,207	76,015
Employer contributions	2,278	3,201	4,213	3,394
Employee contributions	—	—	988	1,065
Benefit payments	(4,867)	(4,466)	(3,534)	(3,403)
Effect of foreign currency exchange rate changes	—	—	(12,951)	5,994

Fair value of plan assets as of December 31	$56,830	47,773	$122,077	114,394

Funded status
Funded status as of December 31	$(18,079)	(12,896)	$(60,215)	(36,089)	$(31,026)	(25,493)
Unrecognized transition liability	—	4	—	—	—	742
Unrecognized prior-service cost	(314)	(451)	—	—	(492)	(730)
Unrecognized loss (gain)	12,470	8,911	23,270	7,343	(2,323)	(7,723)

Accrued benefit liability	$(5,923)	(4,432)	$(36,945)	(28,746)	$(33,841)	(33,204)

The total pension and other postretirement accrued benefit liability is included in the balance sheets in the following captions:

	2005	2004

Deferred income taxes	$5,890	3,438
Accounts payable and accrued liabilities	(2,454)	(2,966)
Postretirement benefits other than pensions	(31,387)	(30,503)
Other liabilities	(58,139)	(41,926)
Accumulated other comprehensive income	9,628	5,575

Total pension and other postretirement accrued benefit liability	$(76,462)	(66,382)

The change in the additional minimum liability included in Accumulated other comprehensive income for U.S. and Non-U.S. pension plans in 2005 and 2004 were as follows:

	U.S. Plans		Non-U.S. Plans

	2005	2004	2005	2004

Increase (decrease) in additional minimum pension liability included in accumulated other comprehensive income	$3,892	$(61)	$2,613	$623

The Company recorded in Accumulated other comprehensive income (loss) an additional minimum pension liability of $9.6 million (net of income taxes of $5.9 million) and $5.6 million (net of income taxes of $3.4 million) at December 31, 2005 and 2004, respectively, as required by SFAS No. 87. The additional minimum pension liability is reflected in retirement liabilities and is prescribed when the accumulated benefit obligation in the plan exceeds the sum of fair value of the underlying pension plan assets and accrued pension liabilities.
The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,

	U.S. Plans		Non-U.S. Plans

	2005	2004	2005	2004

Projected benefit obligation	$74,909	60,669	$182,292	139,861
Accumulated benefit obligation	74,734	60,562	155,202	119,094
Fair value of plan assets	56,830	47,773	122,077	104,629

The accumulated benefit obligation for all U.S. defined benefit pension plans was $74.7 million and $60.6 million at December 31, 2005 and 2004, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $155.2 million and $128.3 million at December 31, 2005 and 2004, respectively.

The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2005, 2004 and 2003:

	Pension Benefits

							Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits

	2005	2004	2003	2005	2004	2003	2005	2004	2003

Service cost	$2,996	2,119	1,988	$4,298	4,187	1,529	$83	16	12
Interest cost	3,731	3,356	3,430	7,824	6,413	1,416	1,507	1,649	1,685
Expected return on plan assets	(4,489)	(3,701)	(3,269)	(8,251)	(6,853)	(1,474)	—	—	—
Amortization of transition liability	4	5	5	—	—	—	—	25	—
Amortization of prior-service cost	(82)	(86)	(86)	—	—	—	(106)	(156)	(606)
Amortization of net loss (gain)	223	255	439	197	211	211	(744)	(559)	(958)

Net periodic benefit cost	2,383	1,948	2,507	4,068	3,958	1,682	$740	975	133

SFAS No. 88 (gain)/loss due to settlements or curtailments— special termination benefits	—	—	—	291	—	—

Total periodic cost recognition	2,383	1,948	2,507	4,359	3,958	1,682

Defined contribution plans	6,686	3,021	2,548	3,348	1,677	1,378

Total retirement expense	$9,069	4,969	5,055	$7,707	5,635	3,060

The following weighted-average actuarial assumptions were used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits

							Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits

	2005	2004	2003	2005	2004	2003	2005	2004	2003

Discount rate	6.0%	6.3%	6.8%	5.3%	5.5%	5.6%	6.0%	6.3%	6.8%
Expected long-term rate of return on plan assets	8.9%	9.0%	9.0%	7.5%	7.6%	8.3%	N/A	N/A	N/A
Rate of compensation increases	5.0%	5.0%	5.0%	3.4%	3.4%	3.3%	N/A	N/A	N/A

The following weighted-average actuarial assumptions were used to determine benefit obligations at December 31:

	Pension Benefits

							Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits

	2005	2004	2003	2005	2004	2003	2005	2004	2003

Discount rate	5.6%	6.0%	6.3%	4.6%	5.4%	5.5%	5.6%	6.0%	6.3%
Rate of compensation increases	5.0%	5.0%	5.0%	3.4%	3.4%	3.5%	N/A	N/A	N/A

The following actuarial assumptions were used to determine other postretirement benefit plans costs and obligations:

	December 31,

	2005	2004	2003

Healthcare cost trend rate assumed for next year	11.8%	7.9%	8.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2010	2010

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement medical plans. The following table provides the effects of a one-percentage-point change in assumed healthcare cost trend rates:

	December 31, 2005

	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic benefit cost - increase (decrease)	$120	$(106)
Effect on the postretirement benefit obligation - increase (decrease)	2,286	(2,013)

The primary objectives for the investment of pension plan assets are to secure participant retirement benefits and to minimize reliance on contributions as a source of benefit security. Plan assets are invested consistent with the provisions of prudence and diversification rules of ERISA and with a long-term investment horizon. The expected return on plan assets assumption is determined by reviewing the actual investment return of the plans since inception and evaluating those returns in relation to expectations of various investment organizations to determine whether long-term future returns are expected to differ significantly from the past.
The following table reflects the estimated benefit payments reflecting expected future service for the next five years and for the years 2011 through 2015. The estimated benefit payments for the non-U.S. pension plans were calculated using foreign exchange rates as of December 31, 2005.

	Pension Benefits
			Other
	U.S. Plans	Non-U.S. Plans	Postretirement Benefits

2006	$6,256	$3,040	$2,459
2007	5,708	3,460	2,578
2008	5,736	3,535	2,670
2009	5,623	3,976	2,718
2010	6,378	4,440	2,765
Aggregate 2011-2015	30,848	28,634	13,359

In 2006, the Company expects to contribute $3.0 million to U.S. pension plans and $4.2 million to non-U.S. pension plans. The Company’s pension plan asset allocations at December 31, 2005 and 2004, and target weighted-average allocations are as follows:

	U.S. Plans			Non-U.S. Plans

			Current			Current
	2005	2004	Target	2005	2004	Target

Asset category:
Equity securities	69%	70%	69%	60%	65%	59%
Debt securities	31%	28%	31%	29%	26%	40%
Other	—	2%	—	11%	9%	1%

Total	100%	100%	100%	100%	100%	100%

None of the plan assets of Gardner Denver’s defined benefit plans are invested in the Company’s common stock.

Note 10: Stockholders’ Equity and Earnings Per Share
At December 31, 2005 and 2004, 50,000,000 shares of $0.01 par value common stock and 10,000,000 shares of $0.01 par value preferred stock were authorized. Shares of common stock outstanding at December 31, 2005 and 2004 were 25,999,352 and 19,947,570, respectively. No shares of preferred stock were issued or outstanding at December 31, 2005 or 2004. The shares of preferred stock, which may be issued without further stockholder approval (except as may be required by applicable law or stock exchange rules), may be issued in one or more series, with the number of shares of each series and the rights, preferences and limitations of each series to be determined by the Board of Directors. The Company has a Stockholder’s Rights Plan, under which each share of Gardner Denver’s outstanding common stock has an associated preferred share purchase right. The rights are exercisable only under certain circumstances and allow holders of such rights to purchase common stock of Gardner Denver or an acquiring company at a discounted price, which generally would be 50% of the respective stock’s current fair market value.
The following table details the calculation of basic and diluted earnings per share for the year ended December 31, 2005, 2004 and 2003:

	2005			2004			2003

			Amt.			Amt.			Amt.
	Net	Wtd. Avg.	Per	Net	Wtd. Avg.	Per	Net	Wtd. Avg.	Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share

Basic earnings per share:
Income available to common stockholders	$66,951	23,913,754	$2.80	$37,123	18,954,841	$1.96	$20,643	16,060,979	$1.29
Diluted earnings per share:
Effect of dilutive securities:
Stock options granted and outstanding		541,358			422,639			251,189

Income available to common stockholders and assumed conversions	$66,951	24,445,112	$2.74	$37,123	19,377,480	$1.92	$20,643	16,312,168	$1.27

For the year ended December 31, 2005, there were no outstanding antidilutive options to purchase common stock. For the years ended December 31, 2004 and 2003, respectively, options to purchase an additional 169,016 and 208,323 weighted-average shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.
Note 11: Income Taxes
Income before income taxes consist of the following:

	2005	2004	2003

U. S.	$30,098	26,934	23,913
Non-U.S.	65,546	25,352	6,445

Income before income taxes	$95,644	52,286	30,358

The following table details the components of the provision for income taxes. A portion of these income taxes will be payable within one year and are, therefore, classified as current, while the remaining balance is deferred:

	2005	2004	2003

Current:
U.S. federal	$7,079	8,458	2,977
U.S. state and local	1,161	692	340
Non-U.S.	18,457	6,584	611
Deferred:
U.S. federal	2,503	(513)	4,753
U.S. state and local	215	(44)	543
Non-U.S.	(722)	(14)	491

Provision for income taxes	$28,693	15,163	9,715

The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate as follows:

	2005	2004	2003

U.S. federal corporate statutory rate	35.0%	35.0%	35.0%
State and local taxes, less federal tax benefit	1.4	1.2	2.6
Foreign income taxes	(5.4)	(4.4)	—
Export benefit	(1.1)	(2.5)	(3.0)
American Jobs Creation Act Dividend	0.9	—	—
Other, net	(0.8)	(0.3)	(2.6)

Effective income tax rate	30.0%	29.0%	32.0%

The principal items that gave rise to deferred income tax assets and liabilities follow:

	2005	2004

Deferred tax assets:
Reserves and accruals	$34,131	31,971
Postretirement benefits other than pensions	12,239	12,491
Tax loss carryforwards	9,702	7,123
Foreign tax credit carryforwards	—	852
Other	7,902	4,729

Total deferred tax assets	63,974	57,166
Valuation allowance	(5,778)	(4,705)

Deferred tax liabilities:
LIFO inventory	(5,095)	(3,766)
Property, plant and equipment	(30,097)	(10,395)
Intangibles	(63,238)	(42,248)
Other	(20,183)	(7,911)

Total deferred tax liabilities	(118,613)	(64,320)

Net deferred income tax liability	$(60,417)	(11,859)

As of December 31, 2005, Gardner Denver has net operating loss carryforwards from various jurisdictions of $29.4 million that result in a deferred tax asset of $9.7 million. It is more likely than not that a portion of these tax loss carryforwards will not produce future benefits and a valuation allowance of $5.8 million has been established with respect to these losses. The expected expiration dates of the tax loss carryforwards are as follows: < 5 years, $6.8 million, 5 to 10 years, $7.4 million, 10 to 20 years, $4.9 million and $10.3 million have no expiration date. The reversal of the valuation allowance will reduce goodwill.

U.S. deferred income taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries (approximately $101.5 million at December 31, 2005) as the Company intends to reinvest such earnings indefinitely or distribute them only when available foreign tax credits could significantly reduce the amount of U.S. taxes due on such distributions.
On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. The Company recognized a charge of $1.1 million, net of the amount provided for in 2004, for the accrual of income taxes associated with the repatriation under the AJCA of approximately $18.5 million of foreign earnings. In addition, the Company repatriated approximately $62 million of cash from the acquired Thomas foreign subsidiaries. As of the date of acquisition, the Company determined that the repatriated earnings from the Thomas foreign subsidiaries were no longer permanently reinvested. Net of foreign tax credits, the tax liability associated with the repatriation of these earnings is approximately $1 million.
Cash paid for income taxes in 2005, 2004 and 2003 was $19,935; $8,031 and $5,220, respectively.
Note 12: Stock-Based Compensation Plans
Under the Company’s Long-Term Incentive Plan (the “Incentive Plan”), designated employees are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock awards or performance shares, as determined by the Management Development and Compensation Committee of the Board of Directors. Gardner Denver’s Incentive Plan is intended to assist the Company in recruiting and retaining employees and directors, and to associate the interests of eligible participants with those of Gardner Denver and its shareholders. An aggregate of 4,250,000 shares of common stock has been authorized for issuance under the Incentive Plan. Through December 31, 2005, the Company has granted options on 3,924,409 shares. Under the Incentive Plan, the option exercise price equals the fair market value of the common stock on the date of grant. Under the terms of existing awards, one-third of employee options granted become vested and exercisable on each of the first three anniversaries of the date of grant. The options granted to employees in 2003 expire ten years after the date of grant. The options granted to employees in 2005 and 2004 expire seven years after the date of grant.
Pursuant to the Incentive Plan, each nonemployee director was granted an option to purchase 4,500 shares of common stock on the day after the 2005, 2004 and 2003 annual meeting of stockholders. These options were granted at the fair market value of the common stock on the date of grant, become exercisable on the first anniversary of the date of grant (or upon retirement, death or cessation of service due to disability, if earlier) and expire five years after the date of grant.
The Company also has an employee stock purchase plan (the “Stock Purchase Plan”), a qualified plan under the requirements of Section 423 of the Internal Revenue Code, and has reserved 1,150,000 shares for issuance under this plan. The Stock Purchase Plan requires participants to have the purchase price of their options withheld from their pay over a one-year period. In November 2000, the Stock Purchase Plan was amended to permit eligible employees to purchase shares at the lesser of 85% of the fair market price of the common stock on either the offering date or the exercise date. The exercise date for the 2000 offering was January 2, 2002, at which time employees elected to purchase 68,323 shares at an offering price of $15.36 per share, 85% of the fair market price on the offering date.
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
In November 2003, the Stock Purchase Plan was offered to eligible employees under the same provisions as the 2000 offering. The exercise date for the 2003 offering was January 3, 2005, at which time employees elected to purchase 69,548 shares at an offering price of $18.19 per share, 85% of the fair market price on the offering date.
No additional options were offered to employees under the Stock Purchase Plan in 2004 or 2005.
A summary of the status of the Company’s Incentive Plan at December 31, 2005, 2004 and 2003, and changes during the years then ended, is presented in the table and narrative below (underlying shares in thousands):

	2005		2004		2003

	Average		Average		Average
	Price	Shares	Price	Shares	Price	Shares

Options outstanding, beginning of year	$19.67	1,403	$17.54	1,367	$17.56	1,144
Options granted	39.95	302	28.46	263	17.89	264
Options exercised	15.16	(313)	16.83	(217)	15.25	(13)
Options canceled	32.11	(59)	20.94	(10)	23.20	(28)

Options outstanding, end of year	24.78	1,333	19.67	1,403	17.54	1,367

Options exercisable, end of year	$19.90	863	$17.55	934	$17.07	940

The following table summarizes information about fixed-price stock options outstanding at December 31, 2005 (underlying shares in thousands):

	Outstanding			Exercisable

		Average
Range of		Remaining	Average		Average
Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$5.00 to $10.00	29	0.4	$8.71	29	$8.71
$10.01 to $15.00	119	3.2	$12.66	119	$12.66
$15.01 to $20.00	531	5.5	$18.57	467	$18.69
$20.01 to $30.00	378	3.9	$27.54	247	$26.95
$30.01 to $40.00	32	4.3	$37.99	—	$—
$40.01 to $50.00	244	6.1	$40.18	1	$40.18

Total	1,333	4.8	$24.78	863	$19.90

Note 13: Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments
Off-Balance Sheet Risk and Concentrations of Credit Risk
There were no off-balance sheet derivative financial instruments as of December 31, 2005 or 2004.
Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. Gardner Denver deals only with derivative counterparties that are major financial institutions with investment-grade credit ratings. All of the derivative contracts to which the Company is a party settle monthly or quarterly, or mature within one year. Because of these factors, the Company has minimal credit risk related to derivative contracts at December 31, 2005 and 2004.

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company’s products are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not consider itself to have any significant concentrations of credit risk at December 31, 2005.
Fair Value of Financial Instruments
A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, trade payables and debt instruments. The book values of these instruments are a reasonable estimate of their respective fair values.
The Company selectively uses derivative financial instruments to manage interest costs and currency exchange risks. The Company does not hold derivatives for trading purposes. The fair values of derivative financial instruments are determined based on dealer quotes.
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
The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type, as of December 31, 2005 and 2004. Fair values of the derivatives do not consider the offsetting underlying hedged item.

	2005				2004

		Average	Average			Average	Average
	Notional	Receive	Pay	Fair	Notional	Receive	Pay	Fair
	Amount	Rate	Rate	Value	Amount	Rate	Rate	Value

Foreign currency forwards	$2,581	N/A	N/A	(252)	6,129	N/A	N/A	(479)
Interest rate swaps	$165,000	4.3%	3.8%	3,376	125,317	2.2%	3.4%	304

Note 14: Contingencies
The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature. In addition, due to the bankruptcies of several asbestos manufacturers and other primary defendants, among other things, the Company has been named as a defendant in an increasing number of asbestos personal injury lawsuits. The Company has also been named as a defendant in an increasing number of silicosis personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the Company is one of approximately 25 or more named defendants. In the Company’s experience, the vast majority of the plaintiffs are not impaired with a disease for which the Company bears any responsibility.
Predecessors to the Company sometimes manufactured, distributed and/or sold products allegedly at issue in the pending asbestos and silicosis litigation lawsuits (the “Products”). However, neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber or silica sand, the materials that allegedly caused the injury underlying the lawsuits. Moreover, the asbestos-containing components of the Products were enclosed within the subject Products.
The Company has entered into a series of cost-sharing agreements with multiple insurance companies to secure coverage for asbestos and silicosis lawsuits. The Company also believes some of the potential liabilities regarding these lawsuits are covered by indemnity agreements with other parties. The Company’s uninsured settlement payments for past asbestos and silicosis lawsuits have been immaterial.
The Company believes that the pending and future asbestos and silicosis lawsuits will not, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the components described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, due to inherent uncertainties of litigation and because future developments, including, without limitation, potential insolvencies of insurance companies, could cause a different outcome, there can be no assurance that the resolution of pending or future lawsuits, whether by judgment, settlement or dismissal, will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.
The Company has also been identified as a potentially responsible party with respect to several sites designated for environmental cleanup under various state and federal laws. The Company does not believe that the future potential costs related to these sites will have a material adverse effect on its consolidated financial position, results of operations or liquidity.
Note 15: Segment Information
As a result of the acquisition of Thomas, certain changes were made to Gardner Denver’s organizational structure. The Company’s new organizational structure is still fundamentally based on the products and services the Company offers. In 2002, Thomas acquired Werner Rietschle Holding GmbH (“Rietschle”), a privately held company based in Germany. Prior to this acquisition, Thomas was considered a leader in the production of oil-free compressors, vacuum pumps and liquid pumps for OEMs. Rietschle products primarily include dry and oil-lubricated vacuum pumps, compressors and blowers, which utilize similar technologies and serve similar markets as the Company’s Blower Division. Due to these distinct similarities, Rietschle was combined with the Company’s Blower Division. The original Thomas business is now operated and managed as the Company’s Thomas Products Division.
Subsequent to the acquisition of Thomas, Gardner Denver now has five operating divisions: Compressor, Blower, Liquid Ring Pump, Fluid Transfer and Thomas Products. These divisions comprise two reportable segments: Compressor and Vacuum Products (formerly Compressed Air Products) and Fluid Transfer Products. The Compressor, Blower, Liquid Ring Pump and Thomas Products Divisions are aggregated into one reportable segment (Compressor and Vacuum Products) since the long-term financial performance of these businesses are affected by similar economic conditions, coupled with the similar nature of their products, manufacturing processes and other business characteristics. During the third quarter of 2004, the Company’s former Pump and Fluid Transfer Divisions (which consisted of the Syltone fluid transfer-related activities) were combined into one division, Fluid Transfer. These two divisions were previously aggregated into one reportable segment (Fluid Transfer Products) primarily due to the same factors noted above, and thus, there has been no change to the Fluid Transfer Products segment.
In the Compressor and Vacuum Products segment, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, sliding vane and centrifugal compressors; positive displacement, centrifugal and side channel blowers; and liquid ring pumps and engineered systems. With the acquisition of Thomas, the product range now also includes single-piece piston reciprocating, diaphragm, and linear compressor and vacuum pumps primarily serving OEM applications. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. Liquid ring pumps are used in many different vacuum applications and engineered systems, such as water removal, distilling, reacting, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, chemical and power industries. The markets served are primarily in the United States, Europe, Canada and Asia.
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
The accounting policies of the segments are the same as those described in Note 1 “Summary of Significant Accounting Policies.” The Company evaluates the performance of its segments based on income before interest expense, other income, net and income taxes. Certain assets attributable to corporate activity are not allocated to the segments. General corporate assets (unallocated assets) consist of cash and equivalents and deferred tax assets. Intersegment sales and transfers are not significant.
Summarized information about the Company’s operations by business segment and by geographic area follows:

	Revenues			Operating Earnings			Identifiable Assets as of 12/31

	2005	2004	2003	2005	2004	2003	2005	2004	2003

Compressor and Vacuum Products	$999,631	589,382	369,023	$86,402	46,681	27,792	$1,442,230	827,172	375,376
Fluid Transfer Products	214,921	150,157	70,507	34,233	15,069	4,093	136,170	127,371	72,528

Total	$1,214,552	739,539	439,530	120,635	61,750	31,885	1,578,400	954,543	447,904

Interest expense				(30,433)	(10,102)	(4,748)
Other income, net				5,442	638	3,221

Income before income taxes				$95,644	52,286	30,358

General corporate (unallocated)							136,660	74,066	141,829

Total assets							$1,715,060	1,028,609	589,733

	LIFO Liquidation			Depreciation and
	Income			Amortization Expense			Capital Expenditures

	2005	2004	2003	2005	2004	2003	2005	2004	2003

Compressor and Vacuum Products	$—	132	316	$34,388	17,902	11,739	$30,919	16,367	8,864
Fluid Transfer Products	—	—	50	3,934	3,999	2,827	4,599	3,183	3,086

Total	$—	132	366	$38,322	21,901	14,566	$35,518	19,550	11,950

				Property, Plant and Equipment
	Revenues			at December 31,

	2005	2004	2003	2005	2004	2003

United States	$495,282	327,551	253,592	$135,929	71,026	58,581
Europe	418,165	237,775	97,198	130,061	70,055	16,686
Asia	167,273	93,150	39,963	10,224	5,834	—
Canada	56,942	37,564	26,972	141	263	90
Latin America	43,169	32,227	17,401	5,650	1,532	71
Other	33,721	11,272	4,404	586	109	—

Total	$1,214,552	739,539	439,530	$282,591	148,819	75,428

Note 16: Guarantor Subsidiaries
The Company’s obligations under its 8% Senior Subordinated Notes due 2013 are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company (the “Guarantor Subsidiaries”). The Company’s subsidiaries that do not guarantee the Senior Subordinated Notes are referred to as the “Non-Guarantor Subsidiaries”. The Guarantor Condensed Consolidating Financial Data presented below presents the statements of operations, balance sheets and statements of cash flow data (i) for Gardner Denver, Inc. (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Gardner Denver’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and Non-Guarantor Subsidiaries on a cost basis under which the investments are recorded by each entity owning a portion of another entity at historical cost); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.
Consolidating Statement of Operations
Year Ended December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$342,873	$264,139	$637,692	$(30,152)	$1,214,552
Costs and expenses:
Cost of sales	237,376	190,570	416,867	(31,586)	813,227
Depreciation and amortization	9,874	7,036	21,412	—	38,322
Selling and administrative expenses	70,342	42,848	129,178	—	242,368
Interest expense	29,211	—	1,222	—	30,433
Other expense (income), net	(4,605)	(3,751)	2,828	86	(5,442)

Total costs and expenses	342,198	236,703	571,507	(31,500)	1,118,908

Income (loss) before income taxes	675	27,436	66,185	1,348	95,644
Provision for income taxes	246	10,014	18,433	—	28,693

Net income	$429	$17,422	$47,752	$1,348	$66,951

Consolidating Statement of Operations
Year Ended December 31, 2004

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$297,981	$109,596	$361,815	$(29,853)	$739,539
Costs and expenses:
Cost of sales	205,807	80,962	243,410	(31,744)	498,435
Depreciation and amortization	9,587	2,450	9,864	—	21,901
Selling and administrative expenses	61,321	16,080	80,052	—	157,453
Interest expense	6,644	—	3,458	—	10,102
Other expense (income), net	(2,291)	(1,208)	2,061	800	(638)

Total costs and expenses	281,068	98,284	338,845	(30,944)	687,253

Income (loss) before income taxes	16,913	11,312	22,970	1,091	52,286
Provision for income taxes	5,395	3,608	6,160	—	15,163

Net income	$11,518	$7,704	$16,810	$1,091	$37,123

Consolidating Statement of Operations
Year Ended December 31, 2003

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$258,751	$58,813	$145,104	$(23,138)	$439,530
Costs and expenses:
Cost of sales	174,312	50,010	106,569	(23,138)	307,753
Depreciation and amortization	9,709	1,884	2,973	—	14,566
Selling and administrative expenses	52,227	6,885	26,214	—	85,326
Interest expense	4,703	45	—	—	4,748
Other expense (income), net	(5,273)	(268)	2,320	—	(3,221)

Total costs and expenses	235,678	58,556	138,076	(23,138)	409,172

Income (loss) before income taxes	23,073	257	7,028	—	30,358
Provision for income taxes	8,306	93	1,316	—	9,715

Net income	$14,767	$164	$5,712	$—	$20,643

Consolidating Balance Sheet
December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and equivalents	$5,557	$(369)	$105,718	$—	$110,906
Accounts receivable, net	68,006	41,944	119,517	—	229,467
Inventories, net	35,684	54,867	114,009	2,766	207,326
Deferred income taxes	4,377	4,308	22,987	(5,918)	25,754
Other current assets	(716)	2,846	10,684	—	12,814

Total current assets	112,908	103,596	372,915	(3,152)	586,267

Intercompany receivables (payable)	(68,284)	53,141	17,285	(2,142)	—
Investments in affiliates	671,182	40,645	32	(711,791)	68
Property, plant and equipment, net	57,167	49,397	176,027	—	282,591
Goodwill	113,441	144,864	361,939	—	620,244
Other intangibles, net	8,635	29,531	165,350	—	203,516
Other assets	21,287	(5,973)	5,503	1,557	22,374

Total assets	$916,336	$415,201	$1,099,051	$(715,528)	$1,715,060

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$19,616	$—	$6,465	$—	$26,081
Accounts payable and accrued liabilities	86,776	73,930	135,382	(8,325)	287,763

Total current liabilities	106,392	73,930	141,847	(8,325)	313,844

Long-term intercompany payable (receivable)	(207,110)	(98,395)	319,587	(14,082)	—
Long-term debt, less current maturities	428,854	78	113,709	—	542,641
Postretirement benefits other than pensions	28,668	2,243	476	—	31,387
Deferred income taxes	—	4,380	85,311	(3,520)	86,171
Other liabilities	13,775	7,583	45,852	15,518	82,728

Total liabilities	370,579	(10,181)	706,782	(10,409)	1,056,771

Stockholders’ equity:
Common stock	278	—	—	—	278
Capital in excess of par value	472,334	396,526	315,660	(711,695)	472,825
Retained earnings	89,449	33,420	78,947	4,565	206,381
Accumulated other comprehensive income (loss)	13,015	(4,564)	(2,338)	2,011	8,124
Treasury stock, at cost	(29,319)	—	—	—	(29,319)

Total stockholders’ equity	545,757	425,382	392,269	(705,119)	658,289

Total liabilities and stockholders’ equity	$916,336	$415,201	$1,099,051	$(715,528)	$1,715,060

Consolidating Balance Sheet
December 31, 2004

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and equivalents	$2,857	$2,612	$59,132	$—	$64,601
Accounts receivable, net	59,038	22,007	82,882	—	163,927
Inventories, net	29,287	33,130	75,646	323	138,386
Deferred income taxes	4,674	353	4,438	—	9,465
Other current assets	(405)	1,788	7,760	—	9,143

Total current assets	95,451	59,890	229,858	323	385,522

Intercompany receivables (payable)	(2,572)	9,944	(8,934)	1,562	—
Investments in affiliates	465,144	149,635	29	(614,743)	65
Property, plant and equipment, net	52,918	13,778	82,123	—	148,819
Goodwill	113,523	68,254	192,382	—	374,159
Other intangibles, net	8,297	2,715	99,161	—	110,173
Other assets	8,122	(117)	2,351	(485)	9,871

Total assets	$740,883	$304,099	$596,970	$(613,343)	$1,028,609

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$14,595	$—	$18,354	$—	$32,949
Accounts payable and accrued liabilities	73,800	23,720	108,589	(40)	206,069

Total current liabilities	88,395	23,720	126,943	(40)	239,018

Long-term intercompany payable (receivable)	11,021	(28,279)	37,084	(19,826)	—
Long-term debt, less current maturities	265,165	—	15,091	—	280,256
Postretirement benefits other than pensions	30,259	244	—	—	30,503
Deferred income taxes	—	(10,396)	36,033	(4,313)	21,324
Other liabilities	8,964	2,218	31,837	9,013	52,032

Total liabilities	403,804	(12,493)	246,988	(15,166)	623,133

Stockholders’ equity:
Common stock	217	—	—	—	217
Capital in excess of par value	262,091	300,863	313,881	(614,744)	262,091
Retained earnings	89,020	15,518	32,570	2,322	139,430
Accumulated other comprehensive income	12,198	211	3,531	14,245	30,185
Treasury stock, at cost	(26,447)	—	—	—	(26,447)

Total stockholders’ equity	337,079	316,592	349,982	(598,177)	405,476

Total liabilities and stockholders’ equity	$740,883	$304,099	$596,970	$(613,343)	$1,028,609

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by operating activities	$79,754	$(21,069)	$56,603	$(213)	$115,075

Cash flows from investing activities:
Net cash paid in business combinations	(738,890)	222,053	34,920	—	(481,917)
Capital expenditures	(14,885)	(4,825)	(15,808)	—	(35,518)
Disposals of property, plant and equipment	2,102	44	1,603	—	3,749
Other	6	—	(2,231)	—	(2,225)

Net cash provided by (used in) investing activities	(751,667)	217,272	18,484	—	(515,911)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	308,741	(198,883)	(110,071)	213	—
Principal payments on short-term borrowings	—	—	(26,620)	—	(26,620)
Proceeds from short-term borrowings	—	—	18,354	—	18,354
Principal payments on long-term debt	(641,068)	—	(18,567)	—	(659,635)
Proceeds from long-term debt	813,119	—	109,320	—	922,439
Proceeds from issuance of common stock	199,228	—	—	—	199,228
Proceeds from stock options	6,006	—	—	—	6,006
Purchase of treasury stock	(2,872)	—	—	—	(2,872)
Debt issuance costs	(7,885)	(301)	—	—	(8,186)

Net cash provided by (used in) financing activities	675,269	(199,184)	(27,584)	213	448,714

Effect of exchange rate changes on cash and equivalents	(656)	—	(917)	—	(1,573)

Increase (decrease) in cash and equivalents	2,700	(2,981)	46,586	—	46,305
Cash and equivalents, beginning of year	2,857	2,612	59,132	—	64,601

Cash and equivalents, end of year	$5,557	$(369)	$105,718	$—	$110,906

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2004

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by operating activities	$31,135	$9,123	$33,525	$1,711	$75,494

Cash flows from investing activities:
Net cash paid in business combinations	(219,094)	—	(76,219)	—	(295,313)
Capital expenditures	(10,050)	(1,043)	(8,457)	—	(19,550)
Disposals of property, plant and equipment	(46)	221	382	—	557

Net cash used in investing activities	(229,190)	(822)	(84,294)	—	(314,306)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	20,236	(5,683)	(12,842)	(1,711)	—
Principal payments on short-term borrowings	—	—	(3,648)	—	(3,648)
Proceeds from short-term borrowings	—	—	327	—	327
Principal payments on long-term debt	(258,500)	(6)	(15,964)	—	(274,470)
Proceeds from long-term debt	353,202	—	9,331	—	362,533
Proceeds from issuance of common stock	79,557	—	—	—	79,557
Proceeds from stock options	4,860	—	—	—	4,860
Purchase of treasury stock	(500)	—	—	—	(500)
Debt issuance costs	(1,847)	—	—	—	(1,847)

Net cash provided by (used in) financing activities	197,008	(5,689)	(22,796)	(1,711)	166,812

Effect of exchange rate changes on cash and equivalents	—	—	3,798	—	3,798
Increase (decrease) in cash and equivalents	(1,047)	2,612	(69,767)	—	(68,202)
Cash and equivalents, beginning of year	3,904	—	128,899	—	132,803

Cash and equivalents, end of year	$2,857	$2,612	$59,132	$—	$64,601

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2003

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by operating activities	$38,918	$4,534	$2,773	$58	$46,283

Cash flows from investing activities:
Net cash paid in business combinations	(213)	(2,189)	—	—	(2,402)
Capital expenditures	(7,603)	(1,897)	(2,450)	—	(11,950)
Disposals of property, plant and equipment	1,821	128	10		1,959
Other	(516)	—	—	—	(516)

Net cash used in investing activities	(6,511)	(3,958)	(2,440)	—	(12,909)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	(94,951)	(544)	95,553	(58)	—
Principal payments on long-term debt	(59,500)	(32)	—	—	(59,532)
Proceeds from long-term debt	122,000	—	—	—	122,000
Proceeds from stock options	993	—	—	—	993
Purchase of treasury stock	(128)	—	—	—	(128)
Debt issuance costs	(302)	—	—	—	(302)

Net cash provided by (used in) financing activities	(31,888)	(576)	95,553	(58)	63,031

Effect of exchange rate changes on cash and equivalents	—	—	10,731	—	10,731

Increase in cash and equivalents	519	—	106,617	—	107,136
Cash and equivalents, beginning of year	3,385	—	22,282	—	25,667

Cash and equivalents, end of year	$3,904	$—	$128,899	$—	$132,803

Note 17: Quarterly Financial Information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

	2005	2004	2005	2004	2005	2004	2005	2004

Revenues	$238,824	154,428	250,346	161,297	356,095	182,616	369,287	241,198
Gross margin(1)	$77,810	49,917	82,446	52,647	115,560	59,320	125,509	79,220
Net income(2),(3)	$10,292	6,557	14,663	8,276	16,661	8,654	25,335	13,636
Basic earnings per share	$0.51	0.40	0.62	0.42	0.64	0.44	0.98	0.69
Diluted earnings per share	$0.50	0.39	0.61	0.41	0.63	0.43	0.96	0.67
Common stock prices:
High	$43.13	30.30	41.95	28.96	45.02	28.53	52.16	37.95
Low	$33.97	23.75	34.82	24.55	32.82	25.36	42.54	27.15

(1)	Gross margin equals revenues less cost of sales.

(2)	The quarter ended March 31, 2004 includes $846 from an unrealized foreign currency transaction gain.

(3)	The quarter ended December 31, 2004 includes the favorable impact of $939 stemming from an adjustment to depreciation and amortization expense due to finalizing the purchase price allocation for the Syltone acquisition. In addition, the effective income tax rate for the quarter ended December 31, 2004 was 18.3% due to net favorable income tax reductions that lowered the effective rate for the full year to 29.0%, compared to 32.0% for the prior year quarter and full year. The effective tax rate for each quarter of 2005 was 30%.

Gardner Denver, Inc. common stock trades on the New York Stock Exchange under the ticker symbol GDI.
Note 18: Subsequent Events (Unaudited)
On January 9, 2006, the Company completed the acquisition of the Todo Group (“Todo”), for a purchase price of 118.5 million Swedish kronor (approximately $15 million), net of debt and cash acquired. Todo, with assembly operations in Sweden and the United Kingdom, and a central European sales and distribution operation in the Netherlands, has one of the most extensive offerings of dry-break couplers in the industry. TODO-MATIC self-sealing couplings are used by many of the world’s largest oil, chemical and gas companies to safely and efficiently transfer their products. The Todo acquisition extends the Company’s product line of Emco Wheaton couplers, added as part of the Syltone acquisition in 2004, and strengthens the distribution of each company’s products throughout the world.
On February 21, 2006, the Company’s Board of Directors approved an amendment to the Company’s Certificate of Incorporation, subject to stockholder approval, which would increase the number of shares of common stock that the Company has authority to issue from 50,000,000 shares to 100,000,000 shares. The Board directed that the amendment be submitted for consideration and approval by the Company’s stockholders at the Company’s Annual Meeting of Stockholders on May 2, 2006. On February 21, 2006, the Board also approved a two-for-one stock split in the form of a stock dividend, subject to the approval of the amendment of the Certificate of Incorporation by the stockholders of the Company. In the event that stockholder approval of the proposed amendment is obtained, the two-for-one stock split in the form of a stock dividend is expected to become effective on or about June 1, 2006, with each stockholder of record at the close of business on the record date for the stock dividend, May 11, 2006, being entitled to receive one additional share of common stock for every share of common stock so held. Information concerning the stock split is available under “Proposal II - Amendment of the Company’s Certificate of Incorporation to Increase the Authorized Common Stock” of the Gardner Denver Proxy Statement, dated March 14, 2006.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this annual report was being prepared.
Management’s Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm contained in “Item 8. Financial Statements and Supplementary Data,” is hereby incorporated herein by reference.

Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information concerning the Company’s directors contained under “Proposal I - Election of Directors,” “Nominees for Election,” and “Directors Whose Terms of Office Will Continue After the Meeting,” and the information contained in the first and third paragraphs under “Corporate Governance,” the first, second and third sentences under “Board of Directors Committees - The Audit and Finance Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Gardner Denver Proxy Statement, dated March 14, 2006, is hereby incorporated herein by reference.
Executive Officers of the Registrant
The following sets forth certain information with respect to Gardner Denver’s executive officers as of March 14, 2006. These officers serve at the pleasure of the Board of Directors.

Name	Position	Age

Ross J. Centanni	Chairman, President and Chief Executive Officer	60
Michael S. Carney	Vice President and General Manager, Blower Division	48
Helen W. Cornell	Vice President, Finance and Chief Financial Officer	47
Tracy D. Pagliara	Vice President, Administration, General Counsel and Secretary	43
J. Dennis Shull	Vice President and General Manager, Compressor Division	57
Richard C. Steber	Vice President and General Manager, Liquid Ring Pump Division	55
David J. Antoniuk	Vice President and Corporate Controller	48
Ross J. Centanni, age 60, has been President and Chief Executive Officer and a director of Gardner Denver since its incorporation in November 1993. He has been Chairman of Gardner Denver’s Board of Directors since November 1998. Prior to Gardner Denver’s spin-off from Cooper in April 1994, he was Vice President and General Manager of the Division, where he also served as Director of Marketing from August 1985 to June 1990. He has a B.S. degree in industrial technology and an M.B.A. degree from Louisiana State University. Mr. Centanni is a director of Esterline Technologies, a publicly held manufacturer of components for avionics, propulsion and guidance systems, and Denman Services, Inc., a privately held supplier of medical products. He is also a member of the Petroleum Equipment Suppliers Association Board of Directors and a member of the Executive Committee of the International Compressed Air and Allied Machinery Committee.
Michael S. Carney, age 48, joined the Company as Vice President and General Manager, Gardner Denver Blower Division in November 2001. Prior to joining Gardner Denver, Mr. Carney worked for Woods Equipment Company from 1995 to May 2001. The last position he held with Woods was Vice President, Construction Business. From 1979 to 1995, Mr. Carney worked for General Electric Company in various management positions. Mr. Carney has a B.S.M.E. degree from the University of Notre Dame, an M.S.E.E. degree from the University of Cincinnati and an M.S.I.A. degree from Purdue University.
Helen W. Cornell, age 47, was appointed Vice President, Finance and Chief Financial Officer in August 2004. She served as Vice President and General Manager, Fluid Transfer Division of Gardner Denver from March 2004 until August 2004. She served as Vice President, Strategic Planning and Operations Support from August 2001 until March 2004 and Vice President, Compressor Operations for the Compressor and Pump Division from April 2000 until August 2001. From November 1993 until accepting her operations role, Ms. Cornell held positions of increasing responsibility as the Corporate Secretary and Treasurer of the Company, serving in the role of Vice President, Corporate Secretary and Treasurer from April 1996 until April 2000. She holds a B.S. degree in accounting from the University of Kentucky and an M.B.A. from Vanderbilt University. She is a Certified Public Accountant and a Certified Management Accountant.
Tracy D. Pagliara, age 43, was appointed Vice President, Administration, General Counsel and Secretary of Gardner Denver in March 2004. He previously served as Vice President, General Counsel and Secretary of Gardner Denver from August 2000 until his promotion. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/ GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara, a Certified Public Accountant, has a B.S. degree in accounting and a J.D. degree from the University of Illinois.
J. Dennis Shull, age 57, has been the Vice President and General Manager, Gardner Denver Compressor Division since January 2002. He previously served the Company as Vice President and General Manager, Gardner Denver Compressor and Pump Division since its organization in August 1997. Prior to August 1997, he served as Vice President, Sales and Marketing since the Company’s incorporation in November 1993. From August 1990 until November 1993, Mr. Shull was the Director of Marketing for the Division. Mr. Shull has a B.S. degree in business from Northeast Missouri State University and an M.A. in business from Webster University.
Richard C. Steber, age 55, has been the Vice President and General Manager, Gardner Denver Liquid Ring Pump Division since January 2005. He previously served the Company as Vice President and General Manager of the Gardner Denver Fluid Transfer Division (formerly the Gardner Denver Pump Division) from January 2002 until his promotion. Prior to joining Gardner Denver, he was employed by Goulds Pumps, a division of ITT Industries, for twenty-five years, most recently as the President and General Manager for Europe, Middle East and Africa. He previously held positions as Vice President for both the sales and marketing organizations at Goulds Pumps, with domestic and international responsibility. Mr. Steber has a B.S. degree in engineering from the State University of New York College of Environmental Science and Forestry at Syracuse University.
David J. Antoniuk, age 48, joined the Company as Vice President and Corporate Controller in September 2005. Prior to joining Gardner Denver, Mr. Antoniuk was employed by Davis-Standard Corporation, a wholly-owned subsidiary of Crompton Corporation, as Vice President, Finance from 1996 to 2005. From 1985 to 1996, Mr. Antoniuk held positions of increasing responsibility with Pirelli Cables North America, serving in the roles of Corporate Controller from 1989 to 1992 and Division Operations Controller from 1992 to 1996. From 1982 to 1985 he was employed at Johnson & Johnson, Inc. and from 1979 to 1982 with KPMG. Mr. Antoniuk has a B.S. degree in business administration from Seton Hall University and is a Certified Public Accountant.
The Company’s policy regarding Corporate Governance and its Code of Ethics and Business Conduct (the “Code”) promotes the highest ethical standards in all of the Company’s business dealings. The Code satisfies the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and also the Company’s Directors. The Code is available on the Company’s Internet website at www.gardnerdenver.com and is available in print to any stockholder who requests a copy. Any amendment to the Code will promptly be posted on the Company’s website.

Compliance Certifications
The Company has included at Exhibits 31.1 and 31.2 of this Form 10-K for fiscal year 2005 certificates of the Company’s Chief Executive Officer and Chief Financial Officer certifying the quality of the Company’s public disclosure. The Company’s Chief Executive Officer has also submitted to the New York Stock Exchange (NYSE) a certificate certifying, without qualification, that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.
ITEM 11. EXECUTIVE COMPENSATION
The information related to executive compensation contained under “Compensation of Directors,” “Executive Management Compensation” and “Employee and Executive Benefit Plans” of the Gardner Denver Proxy Statement, dated March 14, 2006, is hereby incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under “Security Ownership of Management and Certain Beneficial Owners” of the Gardner Denver Proxy Statement, dated March 14, 2006, is hereby incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information appearing under “Certain Relationships and Related Transactions” of the Gardner Denver Proxy Statement, dated March 14, 2006, is hereby incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information appearing under “Accounting Fees” of the Gardner Denver Proxy Statement, dated March 14, 2006, is hereby incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a) Documents filed as a part of this report:
    The following information is filed as part of this Form 10-K:

Page No.

Internal Controls - Report of Management’s Assessment of Internal Control Over Financial Reporting	32
Financial Statements - Report of Independent Registered Public Accounting Firm	32-33
Internal Controls - Report of Independent Registered Public Accounting Firm	33-34
Consolidated Statements of Operations - Years Ended December 31, 2005, 2004 and 2003	35
Consolidated Balance Sheets - December 31, 2005 and 2004	36
Consolidated Statements of Stockholders’ Equity - Years Ended December 31, 2005, 2004 and 2003	37
Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004 and 2003	38
Notes to Consolidated Financial Statements	39-70

b) Schedules

Schedules listed in Reg. 210.5-04 are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.
c) Exhibits

2.1	Agreement and Plan of Merger dated March 8, 2005 among Gardner Denver, Inc., PT Acquisition Corporation and Thomas Industries Inc., filed as Exhibit 2.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated March 9, 2005, and incorporated herein by reference

3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 5, 1998, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, dated August 13, 1998 (SEC File No. 001-13215), and incorporated herein by reference

3.2	ByLaws of Gardner Denver, Inc., as amended on July 31, 2001, filed as Exhibit 3.2 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, dated August 13, 2001 (SEC File No. 001-13215), and incorporated herein by reference

4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated January 21, 2005, and incorporated herein by reference

4.2	Form of Indenture by and among Gardner Denver, Inc., the Guarantors and The Bank of New York Trust Company, N.A., as trustee, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference

10.0+	Third Amended and Restated Credit Agreement dated as of May 13, 2005 among Gardner Denver, Inc. (the “Borrower”), the financial institutions from time to time party thereto (the “Lenders”), JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA, as a Lender, an LC Issuer, the Swing Line Lender and as agent for itself and the other Lenders, Wachovia Bank, National Association, as a Lender and as Syndication Agent for the Revolving Loan Facility, Harris Trust and Savings Bank, National City Bank of the Midwest and KeyBank National Association, as Lenders and as Co-Documentation Agents for the Revolving Credit Facility, and Bear Stearns Corporate Lending Inc., as a Lender and as Syndication Agent for the Term Loan Facility, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 16, 2005, and incorporated herein by reference

10.1	Form of Escrow and Security Agreement by and between Gardner Denver, Inc. and The Bank of New York Trust Company, N.A., as trustee and escrow agent, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference

10.2	Form of Registration Rights Agreement by and among Gardner Denver, Inc., the guarantors and the initial purchasers named therein, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference

10.3*	Gardner Denver, Inc. Long-Term Incentive Plan, as amended May 4, 2004 filed as Exhibit 10.1 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated May 10, 2004 and incorporated herein by reference

10.4*	Gardner Denver Machinery Inc. Supplemental Excess Defined Benefit Plan, effective on March 31, 1994, and incorporated herein by reference

10.5*	Gardner Denver Machinery Inc. Supplemental Excess Defined Contribution Plan, effective on March 31, 1994, and incorporated herein by reference

10.6*	Amended and Restated Form of Indemnification Agreements between Gardner Denver, Inc. and its directors, officers or representatives, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Form 10-K, dated March 28, 2002, and incorporated herein by reference

10.7*	Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, as amended May 4, 1998, March 7, 2000 and November 8, 2005, with an effective date of January 1, 2006. **

10.8*	Gardner Denver, Inc. Executive Stock Repurchase Program, as amended May 6, 2003 filed as Exhibit 10.7 to Gardner Denver, Inc.’s Quarterly Report on Form 10-K dated May 8, 2003 and incorporated herein by reference

10.9*	Gardner Denver, Inc. Incentive Stock Option Agreement, filed as Exhibit 10.8 to Gardner Denver, Inc.’s Form 10-K dated March 22, 2001, and incorporated herein by reference

10.10*	Gardner Denver, Inc. Nonstatutory Stock Option Agreement, filed as Exhibit 10.9 to Gardner Denver, Inc.’s Form 10-K dated March 22, 2001, and incorporated herein by reference

10.11*	Form of Gardner Denver, Inc. Nonemployee Director Stock Option Agreement, as amended July 29, 2003 filed as Exhibit 10.10 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated November 12, 2003 and incorporated herein by reference

10.12*	Gardner Denver, Inc. Executive Annual Bonus Plan, as amended May 3, 2005 and effective January 1, 2006, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, dated August 9, 2005, and incorporated herein by reference

10.13*	Form of Gardner Denver, Inc. Long-Term Cash Bonus Agreement between Gardner Denver, Inc. and executive bonus award participants, filed as Exhibit 10.12 to Gardner Denver, Inc.’s Form 10-K, dated March 28, 2002, and incorporated herein by reference

10.14*	Form of Change in Control Agreement dated May 2, 2005, entered into between Gardner Denver, Inc. and its Chief Executive Officer. **

10.15*	Form of Change in Control Agreement dated May 2, 2005, entered into between Gardner Denver, Inc. and its executive officers. **

10.16*	Gardner Denver, Inc. Executive Retirement Planning Program Services, dated May 5, 2003, filed as Exhibit 10.15 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated August 8, 2003 and incorporated herein by reference

10.17*	Summary of Compensation Payable to Nonemployee Directors. **

12	Ratio of Earnings to Fixed Charges. **

21	Subsidiaries of Gardner Denver, Inc. **

23	Consent of Independent Registered Public Accounting Firm. **

24	Powers of Attorney. **

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

+	The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon request.
*	Management contract or compensatory plan.
** Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 14, 2006.

GARDNER DENVER, INC.

By	/s/ Ross J. Centanni

Ross J. Centanni
Chairman, President and CEO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 14, 2006.

Signature	Title

/s/ Ross J. Centanni Ross J. Centanni	Chairman, President and CEO (Principal Executive Officer) and Director

/s/ Helen W. Cornell Helen W. Cornell	Vice President, Finance and CFO (Principal Financial Officer)

/s/ David J. Antoniuk David J. Antoniuk	Vice President and Corporate Controller (Principal Accounting Officer)

* Donald G. Barger, Jr.	Director

* Frank J. Hansen	Director

* Raymond R. Hipp	Director

* Thomas M. McKenna	Director

* David D. Petratis	Director

* Diane K. Schumacher	Director

* Richard L. Thompson	Director

*By /s/ Tracy D. Pagliara

Tracy D. Pagliara

Attorney-in-fact

GARDNER DENVER, INC.
INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated March 8, 2005 among Gardner Denver, Inc., PT Acquisition Corporation and Thomas Industries Inc., filed as Exhibit 2.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated March 9, 2005, and incorporated herein by reference.

3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 5, 1998, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, dated August 13, 1998 (SEC File No. 001-13215), and incorporated herein by reference.

3.2	ByLaws of Gardner Denver, Inc., as amended on July 31, 2001, filed as Exhibit 3.2 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, dated August 13, 2001 (SEC File No. 001-13215), and incorporated herein by reference.

4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated January 21, 2005, and incorporated herein by reference.

4.2	Form of Indenture by and among Gardner Denver, Inc., the Guarantors and The Bank of New York Trust Company, N.A., as trustee, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.

10.0+	Third Amended and Restated Credit Agreement dated as of May 13, 2005 among Gardner Denver, Inc. (the ‘Borrower”), the financial institutions from time to time party thereto (the ‘Lenders”), JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA, as a Lender, an LC Issuer, the Swing Line Lender and as agent for itself and the other Lenders, Wachovia Bank, National Association, as a Lender and as Syndication Agent for the Revolving Loan Facility, Harris Trust and Savings Bank, National City Bank of the Midwest and KeyBank National Association, as Lenders and as Co-Documentation Agents for the Revolving Credit Facility, and Bear Stearns Corporate Lending Inc., as a Lender and as Syndication Agent for the Term Loan Facility, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 16, 2005, and incorporated herein by reference.

10.1	Form of Escrow and Security Agreement by and between Gardner Denver, Inc. and The Bank of New York Trust Company, N.A., as trustee and escrow agent, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.

10.2	Form of Registration Rights Agreement by and among Gardner Denver, Inc., the guarantors and the initial purchasers named therein, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.

10.3*	Gardner Denver, Inc. Long-Term Incentive Plan, as amended May 4, 2004 filed as Exhibit 10.1 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated May 10, 2004 and incorporated herein by reference.

10.4*	Gardner Denver Machinery Inc. Supplemental Excess Defined Benefit Plan, effective on March 31, 1994, and incorporated herein by reference.

10.5*	Gardner Denver Machinery Inc. Supplemental Excess Defined Contribution Plan, effective on March 31, 1994, and incorporated herein by reference.

10.6*	Amended and Restated Form of Indemnification Agreements between Gardner Denver, Inc. and its directors, officers or representatives, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Form 10-K, dated March 28, 2002, and incorporated herein by reference.

10.7*	Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, as amended May 4, 1998, March 7, 2000 and November 8, 2005, with an effective date of January 1, 2006. **

10.8*	Gardner Denver, Inc. Executive Stock Repurchase Program, as amended May 6, 2003 filed as Exhibit 10.7 to Gardner Denver, Inc.’s Quarterly Report on Form 10-K dated May 8, 2003 and incorporated herein by reference.

10.9*	Gardner Denver, Inc. Incentive Stock Option Agreement, filed as Exhibit 10.8 to Gardner Denver, Inc.’s Form 10-K dated March 22, 2001, and incorporated herein by reference.

10.10*	Gardner Denver, Inc. Nonstatutory Stock Option Agreement, filed as Exhibit 10.9 to Gardner Denver, Inc.’s Form 10-K dated March 22, 2001, and incorporated herein by reference.

10.11*	Form of Gardner Denver, Inc. Nonemployee Director Stock Option Agreement, as amended July 29, 2003 filed as Exhibit 10.10 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated November 12, 2003 and incorporated herein by reference.

10.12*	Gardner Denver, Inc. Executive Annual Bonus Plan, as amended May 3, 2005 and effective January 1, 2006, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, dated August 9, 2005, and incorporated herein by reference.

10.13*	Form of Gardner Denver, Inc. Long-Term Cash Bonus Agreement between Gardner Denver, Inc. and executive bonus award participants, filed as Exhibit 10.12 to Gardner Denver, Inc.’s Form 10-K, dated March 28, 2002, and incorporated herein by reference.

10.14*	Form of Change in Control Agreement dated May 2, 2005, entered into between Gardner Denver, Inc. and its Chief Executive Officer. **

10.15*	Form of Change in Control Agreement dated May 2, 2005, entered into between Gardner Denver, Inc. and its executive officers. **

10.16*	Gardner Denver, Inc. Executive Retirement Planning Program Services, dated May 5, 2003, filed as Exhibit 10.15 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated August 8, 2003 and incorporated herein by reference.

10.17*	Summary of Compensation Payable to Nonemployee Directors. **

12	Ratio of Earnings to Fixed Charges. **

21	Subsidiaries of Gardner Denver, Inc. **

23	Consent of Independent Registered Public Accounting Firm. **

24	Powers of Attorney. **

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

+	The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon request.

*	Management contract or compensatory plan.

**	Filed herewith.