Form 10-Q
period 2006-03-31
GARDNER DENVER INC
filed 2006-05-09
CIK 916459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-13215
GARDNER DENVER, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0419383
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1800 Gardner Expressway
Quincy, Illinois 62305
(Address of principal executive offices and Zip Code)
(217) 222-5400
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,176,897 shares of Common Stock, par value $0.01 per share, as of April 30 2006.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues	$399,294	$238,824

Costs and expenses:
Cost of sales	259,175	161,014
Depreciation and amortization	11,998	7,282
Selling and administrative expenses	73,705	52,424
Interest expense	10,232	4,033
Other income, net	(687)	(632)

Total costs and expenses	354,423	224,121

Income before income taxes	44,871	14,703
Provision for income taxes	14,359	4,411

Net income	$30,512	$10,292

Basic earnings per share	$1.17	$0.51

Diluted earnings per share	$1.15	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and equivalents	$100,914	$110,906
Accounts receivables (net of allowances of $10,754 at March 31, 2006 and $9,605 at December 31, 2005)	262,502	229,467
Inventories, net	226,562	207,326
Deferred income taxes	25,163	25,754
Other current assets	15,718	12,814

Total current assets	630,859	586,267

Property, plant and equipment, net	275,154	282,591
Goodwill	635,530	620,244
Other intangibles, net	202,616	203,516
Other assets	28,455	22,442

Total assets	$1,772,614	$1,715,060

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$24,490	$26,081
Accounts payable	102,160	103,028
Accrued liabilities	177,997	184,735

Total current liabilities	304,647	313,844

Long-term debt, less current maturities	558,321	542,641
Postretirement benefits other than pensions	33,212	31,387
Deferred income taxes	84,489	86,171
Other liabilities	88,149	82,728

Total liabilities	1,068,818	1,056,771

Stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 26,159,229 and 25,999,352 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	280	278
Capital in excess of par value	479,789	472,825
Retained earnings	236,893	206,381
Accumulated other comprehensive income	16,557	8,124
Treasury stock at cost, 1,815,584 and 1,809,026 shares at March 31, 2006 and December 31, 2005, respectively	(29,723)	(29,319)

Total stockholders’ equity	703,796	658,289

Total liabilities and stockholders’ equity	$1,772,614	$1,715,060

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash Flows From Operating Activities
Net income	$30,512	$10,292
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,998	7,282
Unrealized foreign currency transaction loss (gain), net	159	(147)
Net gain on asset dispositions	(85)	(29)
Stock issued for employee benefit plans	1,055	897
Excess tax benefits from stock-based compensation	(1,013)	—
Deferred income taxes	(1,084)	1,029
Changes in assets and liabilities:
Receivables	(28,930)	(4,772)
Inventories	(14,869)	(446)
Accounts payable and accrued liabilities	(10,158)	(21,951)
Other assets and liabilities, net	3,651	(4,205)

Net cash used in operating activities	(8,764)	(12,050)

Cash Flows From Investing Activities
Net cash paid in business combinations	(16,947)	(896)
Capital expenditures	(6,475)	(5,154)
Disposals of property, plant and equipment	6,698	54
Other, net	—	(2,231)

Net cash used in investing activities	(16,724)	(8,227)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(652)	(8,240)
Proceeds from short-term borrowings	1,328	—
Principal payments on long-term debt	(24,560)	(23,365)
Proceeds from long-term debt	33,641	39,458
Proceeds from stock options	2,173	2,977
Excess tax benefits from stock-based compensation	1,013	—
Purchase of treasury stock	(404)	(818)
Debt issuance costs	(63)	—
Other	(11)	—

Net cash provided by financing activities	12,465	10,012

Effect of exchange rate changes on cash and equivalents	3,031	(1,639)

Decrease in cash and equivalents	(9,992)	(11,904)
Cash and equivalents, beginning of year	110,906	64,601

Cash and equivalents, end of period	$100,914	$52,697

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or amounts described in millions)
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Gardner Denver, Inc. and those subsidiaries that are majority-owned or over which Gardner Denver, Inc. exercises control (referred to herein as “Gardner Denver” or the “Company”). In consolidation, all significant intercompany transactions and accounts have been eliminated.
     The financial information presented as of any date other than December 31 has been prepared from the books and records without audit. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such financial statements, have been included.
     The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Gardner Denver’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
     Other than as specifically indicated in the “Notes to Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2005.
     In the first quarter of 2006, the Company made certain organizational changes that resulted in a realignment of its reportable segments. The operations of the Company’s line of specialty bronze and high alloy pumps for the general industrial and marine markets (acquired in July 2005 as part of Thomas Industries Inc. (“Thomas”)) and the operations of its line of self-sealing couplings (acquired in January 2004 as part of Syltone plc (“Syltone”)) were transferred from the Compressor and Vacuum Products segment to the Fluid Transfer Products segment. Accordingly, reportable segment information for these two operations has been included in the Fluid Transfer Products segment results. Results for the three months ended March 31, 2005 have been restated to reflect this realignment. In addition, operating results of the Todo Group (“Todo”), a manufacturer of self-sealing couplings that was acquired in January 2006 (see Note 2) have been included in the Fluid Transfer Products segment from the date of acquisition.

Changes in Accounting Principles and Effects of New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment to ARB No. 43, Chapter 4,” (“SFAS No. 151”). This Statement amends previous guidance and requires expensing for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, the Statement requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 151 effective January 1, 2006. The initial implementation had no effect on the Company’s consolidated financial position or consolidated results of operations.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006. Disclosures related to the Company’s stock-based compensation plans are included in Note 8.
     In May 2005, the FASB issued SFAS No. 154, “ Accounting Changes and Error Corrections,” (“SFAS No. 154”), which requires retrospective application for reporting a voluntary change in accounting principle, unless it is impracticable to do so. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and also addresses the reporting of a correction of errors by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 effective January 1, 2006. The initial implementation had no effect on the Company’s consolidated financial position or consolidated results of operations.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” (“SFAS No. 155”) to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 effective January 1, 2007, and management does not believe the adoption will have a material effect on the Company’s consolidated results of operations or consolidated financial position.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS No. 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This Statement is effective for fiscal years beginning after September 15, 2006. The Company will adopt SFAS No. 156 effective January 1, 2007, and management does not believe the adoption will have a material effect on the Company’s consolidated results of operations or consolidated financial position.

Note 2. Business Combinations
     Service marks, trademarks and/or tradenames and related designs or logotypes owned by Gardner Denver, Inc. or its subsidiaries are shown in italics.
Consummated Acquisitions
     The following table presents summary information with respect to acquisitions completed by Gardner Denver during 2005:

Date of Acquisition	Acquired Entity	Net Transaction Value
June 1, 2005	Bottarini S.p.A	€8.1 million (approximately $10.1 million)
July 1, 2005	Thomas Industries Inc.	$483.5 million
     On January 9, 2006, the Company completed the acquisition of Todo for a purchase price of 118.5 million Swedish kronor (approximately $15.0 million), net of debt and cash acquired. Todo, with assembly operations in Sweden and the United Kingdom, and a central European sales and distribution operation in the Netherlands, has an extensive offering of dry-break couplers. Todo-Matic self-sealing couplings are used by oil, chemical and gas companies to transfer their products. The Todo acquisition extends the Company’s product line of Emco Wheaton couplers, added as part of the Syltone acquisition in 2004.
     During the three-month period ended March 31, 2006, the Company also made cash acquisition payments of approximately $1.9 million, primarily in connection with Thomas and consisting of payments to former stockholders and transaction-related costs.
     All acquisitions have been accounted for by the purchase method and, accordingly, their results are included in the Company’s consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date.
Thomas Merger-related Costs
     In connection with the consummation of the Thomas acquisition, the Company accrued certain merger-related expenses, primarily related to estimated personnel-related costs. In accordance with Emerging Issues Task Force (“EITF”) No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the amount of the liability was included in the allocation of Thomas’ acquisition cost. The majority of the remaining accrual at March 31, 2006 is expected to be utilized in the current year. The following table summarizes activity with respect to the accrued liability.

	Balance at		Balance at
	December 31,	Amount	March 31,
	2005	Utilized	2006
Personnel-related cost liability	$9,343	$(325)	$9,018

Note 3. Inventories

	March 31,	December 31,
	2006	2005
Raw materials, including parts and subassemblies	$107,091	$95,855
Work-in-process	41,169	37,230
Finished goods	88,626	80,494

	236,886	213,579
Excess of FIFO costs over LIFO costs	(10,324)	(6,253)

Inventories, net	$226,562	$207,326

Note 4. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill attributable to each business segment for the three months ended March 31, 2006, and the year ended December 31, 2005, are as follows:

	Compressor &	Fluid
	Vacuum	Transfer
	Products	Products	Total
Balance as of December 31, 2004	$336,075	$38,084	$374,159
Acquisitions	256,942	—	256,942
Adjustments to goodwill	4,332	—	4,332
Foreign currency translation	(13,908)	(1,281)	(15,189)

Balance as of December 31, 2005	583,441	36,803	620,244
Acquisitions	—	12,333	12,333
Adjustments to goodwill	(123)	—	(123)
Foreign currency translation	2,927	149	3,076

Balance as of March 31, 2006	$586,245	$49,285	$635,530

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets subject to amortization at the dates presented:

	March 31, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists and relationships	$106,379	$(9,326)	$105,896	$(7,389)
Acquired technology	30,666	(13,773)	30,802	(13,164)
Other	14,910	(4,146)	13,453	(3,558)
Unamortized intangible assets:
Trademarks	77,906	—	77,476	—

Total other intangible assets	$229,861	$(27,245)	$227,627	$(24,111)

     Amortization of intangible assets for the three months ended March 31, 2006 and 2005, was $3.3 million and $1.8 million, respectively. Amortization of intangible assets is anticipated to be approximately $13.0 million annually in 2006 through 2010, based upon existing intangible assets with finite useful lives as of March 31, 2006. This estimate is subject to change based upon the finalization of the allocation of the Thomas purchase price.
Note 5. Accrued Product Warranty
     The following is a roll forward of the Company’s product warranty accrual for the three months ended March 31, 2006 and 2005, respectively:

	Three Months Ended
	March 31,
	2006	2005
Balance at beginning of period	$15,254	$10,671
Product warranty accruals	3,817	2,185
Settlements	(3,251)	(1,970)
Other (acquisitions and foreign currency translation)	174	(154)

Balance at end of period	$15,994	$10,732

Note 6. Pension and Other Postretirement Benefits
     The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three months ended March 31, 2006 and 2005, respectively:

					Other
	Pension Benefits				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2006	2005	2006	2005	2006	2005

Service cost	$898	$603	$1,342	$1,250	$33	$—
Interest cost	1,001	888	2,120	1,991	390	380
Expected return on plan assets	(1,077)	(975)	(2,367)	(2,038)	—	—
Amortization of prior-service cost	(21)	(25)	—	—	(27)	(25)
Amortization of net loss (gain)	126	110	122	40	(56)	(150)

Net periodic benefit cost	$927	$601	$1,217	$1,243	$340	$205

Note 7. Debt
     The Company’s debt is summarized as follows:

	March 31,	December 31,
	2006	2005
Short-term debt	$3,213	$1,860

Long-term debt:
Credit Line, due 2009 (1)	$174,146	$158,900
Term Loan, due 2010 (2)	251,731	255,000
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages (3)	9,120	8,892
Variable Rate Industrial Revenue Bonds, due 2018 (4)	8,000	8,000
Capitalized leases and other long-term debt	11,601	11,070

Total long-term debt, including current maturities	579,598	566,862
Current maturities of long-term-debt	21,277	24,221

Total long-term debt, less current maturities	$558,321	$542,641

(1)	The loans under this facility may be denominated in U.S. dollars or several foreign currencies. At March 31, 2006, the outstanding balance consisted of U.S. dollar borrowings of $45,500, euro borrowings of €89,000 and British pound borrowings of £12,000. The interest rates under the facility are based on prime and/or LIBOR for the applicable currency. The weighted-average interest rates were 6.1%, 3.9% and 5.8% as of March 31, 2006 for the U.S. dollar, Euro and British pound loans, respectively. The interest rates averaged 6.1%, 4.1% and 6.2% for the quarter ended March 31, 2006 for the U.S. dollar, Euro and British pound loans, respectively.

(2)	The interest rate varies with prime and/or LIBOR. At March 31, 2006, this rate was 6.1% and averaged 6.3% for the quarter ended March 31, 2006.

(3)	This amount consists of two fixed-rate commercial loans assumed in the 2004 acquisition of Nash Elmo with an outstanding balance of €7,529 at March 31, 2006. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

(4)	The interest rate varies with market rates for tax-exempt industrial revenue bonds. At March 31, 2006, this rate was 3.2% and averaged 3.1% for the quarter ended March 31, 2006. These industrial revenue bonds are secured by an $8,100 standby letter of credit. The proceeds from the bonds were used to construct the Company’s Peachtree City, Georgia facility.
Note 8. Stock-Based Compensation Plans
     On January 1, 2006, Gardner Denver adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees”(“APB 25”), for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers with their implementation of SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under this method, the Company’s consolidated financial statements as of and for the three months ended

March 31, 2006, reflect the impact of SFAS No. 123(R), while the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) was $2.8 million for the first quarter 2006, which consisted of: (1) compensation expense for all unvested share-based awards outstanding as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (2) compensation expense for share-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. SFAS No. 123(R) amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The following table shows the impact of the adoption of SFAS No. 123(R) on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows.

Three Months
Ended
March 31, 2006
Selling and administrative expenses	$(2,830)

Total stock-based compensation expense included in operating expenses	(2,830)

Income before income taxes	(2,830)
Provision for income taxes	(861)

Net income	$(1,969)

Basic and diluted earnings per share	$(0.07)

Net cash used in operating activities	$(1,013)
Net cash provided by financing activities	$1,013
Plan Descriptions
     Under the Company’s Long-Term Incentive Plan (the “Incentive Plan”), designated employees are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock awards or performance shares, as determined by the Management Development and Compensation Committee of the Board of Directors. The Company’s Incentive Plan is intended to assist the Company in recruiting and retaining employees and directors, and to associate the interests of eligible participants with those of the Company and its shareholders. An aggregate of 4,250,000 shares of common stock has been authorized for issuance under the Incentive Plan. Under the Incentive Plan, the grant price of an option is determined by the Management Development and Compensation Committee, but must not be less than the average of the high price and low price of the Company’s common stock on the grant date. The Incentive Plan provides that the term of any option granted may not exceed ten years. Under the terms of existing awards, one-third of employee options granted become vested and exercisable on each of the first three anniversaries of the date of grant (or upon retirement, death or cessation of service due to disability, if earlier). The options granted to employees in 2006, 2005 and 2004 expire seven years after the date of grant.

     Pursuant to the Incentive Plan, the Company also issues share-based awards to directors who are not employees of Gardner Denver or its affiliates. In certain years, each nonemployee director has been granted options to purchase 4,500 shares of common stock on the day after the annual meeting of stockholders. These options are granted at the fair market value (the average of the high and low price) of the common stock on the date of grant, become exercisable on the first anniversary of the date of grant (or upon retirement, death or cessation of service due to disability, if earlier) and expire five years after the date of grant. The maximum grant to nonemployee directors in any given year is an option to purchase 9,000 shares of common stock.
     The Company also has an employee stock purchase plan (the “Stock Purchase Plan”), a qualified plan under the requirements of Section 423 of the Internal Revenue Code, and has reserved 1,150,000 shares for issuance under this plan. The Stock Purchase Plan requires participants to have the purchase price of their options withheld from their pay over a one-year period. No additional options were offered to employees under the Stock Purchase Plan in 2006, 2005 or 2004.
Stock Option Awards
     The following summary presents information regarding outstanding stock options as of March 31, 2006 and changes during the first quarter then ended (underlying shares in thousands):

		Outstanding		Weighted-
		Weighted-	Aggregate	Average
		Average Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life

Outstanding at December 31, 2005	1,333	$24.78
Granted	149	$61.17
Exercised	(123)	$17.64
Forfeited or canceled	(2)	$37.52

Outstanding at March 31, 2006	1,357	$29.42	$48,543	4.9 years

Exercisable at March 31, 2006	940	$22.34	$40,311	4.5 years
     The weighted-average estimated grant-date fair value of employee stock options granted during the first quarter of 2006 was $19.80.
     The total pre-tax intrinsic value of options exercised during the first quarter of 2006 and 2005, was $5.4 million and $3.0 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $4.2 million as of March 31, 2006, and will be recognized as expense over a weighted-average period of 1.9 years.

Restricted Stock Awards
     The following summary presents information regarding outstanding restricted stock awards as of March 31, 2006 and changes during the first quarter then ended (underlying shares in thousands):

		Weighted-
	Shares	Average Price

Nonvested at December 31, 2005	18	$17.69
Granted	25	$61.17
Vested	(18)	$17.69
Forfeited	—	$—

Nonvested at March 31, 2006	25	$61.17

     The restricted stock awards granted during the first quarter of 2006 cliff vest three years after the date of grant. The restricted share award grants were valued at the stock price on the date of grant. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock awards was $0.4 million as of March 31, 2006, which will be recognized as expense over a weighted-average period of 2.9 years. The total fair value of restricted stock awards that vested during the three months ended March 31, 2006 was $1.1 million. No restricted stock awards vested during the three months ended March 31, 2005.
Valuation Assumptions and Expense under SFAS No. 123(R)
     The fair value of each stock option grant under the Company’s Long-Term Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions for the periods indicated are noted in the table below. Expected volatility is based on historical volatility of the Company’s common stock calculated over the expected term of the option. The expected term for the majority of the options granted in the first quarter of 2006 was calculated in accordance with SAB 107 using the simplified method for “plain-vanilla” options. The expected term for options granted to certain executives that have similar historical exercise behavior was determined separately for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

	For the Three Months
	Ended March 31,
	2006	2005
Assumptions:
Risk-free interest rate	4.6%	3.9%
Dividend yield	—	—
Volatility factor	27	33
Expected life (in years)	4.9	4.5

Pro Forma Net Earnings
     In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated and do not include the impact of SFAS No. 123(R). Accordingly, no compensation expense related to stock option awards was recognized in the first quarter of 2005, as all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table provides pro forma net income and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the estimated fair value of an award is assumed to be expensed over the award’s vesting periods using the Black-Scholes model.

Three
Months
Ended
March 31,
2005
Net income, as reported	$10,292
Less: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(348)

Pro forma net income	$9,944

Basic earnings per share, as reported	$0.51

Basic earnings per share, pro forma	$0.50

Diluted earnings per share, as reported	$0.50

Diluted earnings per share, pro forma	$0.48

     For stock option awards with accelerated vesting provisions that are granted to retirement-eligible employees and to employees that become eligible for retirement subsequent to the grant date, the Company previously followed the guidance of APB 25 and SFAS No. 123, which allowed compensation costs to be recognized ratably over the vesting period of the award. SFAS No. 123(R) requires compensation costs to be recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. For awards granted prior to adoption, the Securities and Exchange Commission clarified that companies should continue to follow the vesting method they had previously been using. As a result, for awards granted prior to adoption, the Company will continue to recognize compensation costs ratably over the vesting period with accelerated recognition of the unvested portion upon actual retirement. The Company will follow the guidance of SFAS No. 123(R) for awards granted subsequent to the adoption date.
     The Company’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises. These benefits totaled $1.0 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively, and were recorded as an increase to additional paid-in capital.

Note 9. Earnings Per Share
     The following table details the calculation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended
	March 31,
	2006	2005
Basic Earnings Per Share:
Net income	$30,512	$10,292

Shares:
Weighted average number of common shares outstanding	26,055	20,044

Basic earnings per share	$1.17	$0.51

Diluted Earnings Per Share:
Net income	$30,512	$10,292

Shares:
Weighted average number of common shares outstanding	26,055	20,044
Assumed conversion of dilutive stock options issued and outstanding	573	594

Weighted average number of diluted common shares	26,628	20,638

Diluted earnings per share	$1.15	$0.50

     For the quarters ended March 31, 2006 and 2005, respectively, antidilutive options to purchase 66 thousand and 116 thousand weighted-average shares of common stock were outstanding. Antidilutive options outstanding were not included in the computation of diluted earnings per share.
Note 10. Comprehensive Income
     For the three months ended March 31, 2006 and 2005, comprehensive income was $38.9 million and $6.9 million, respectively. Items impacting the Company’s comprehensive income, but not included in net income, consist of foreign currency translation adjustments, including realized and unrealized gains and losses (net of income taxes) on the foreign currency hedge of the Company’s investment in foreign subsidiaries, fair market value adjustments of interest rate swaps and additional minimum pension liability (net of income taxes).
Note 11. Supplemental Cash Flow Information
     In the first three months of 2006 and 2005, the Company paid $19.2 million and $1.4 million, respectively, to various taxing authorities for income taxes. Interest paid for the first three months of 2006 and 2005, was $7.4 million and $4.1 million, respectively.
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
Note 13. Segment Results
     The Company’s organizational structure is based on the products and services it offers and consists of five operating divisions: Compressor, Blower, Liquid Ring Pump, Fluid Transfer and Thomas Products. These divisions comprise two reportable segments: Compressor and Vacuum Products and Fluid Transfer Products. The Compressor, Blower, Liquid Ring Pump and Thomas Products divisions are aggregated into the Compressor and Vacuum Products segment because the long-term financial performance of these businesses are affected by similar economic conditions and their products, manufacturing processes and other business characteristics are similar in nature.
     In the first quarter of 2006, the Company made certain organizational changes that resulted in a realignment of its reportable segments. The operations of the Company’s line of specialty bronze and high alloy pumps for the general industrial and marine markets (acquired in July 2005 as part of Thomas) and the operations of its line of self-sealing couplings (acquired in January 2004 as part of Syltone) were transferred from the Compressor and Vacuum Products segment to the Fluid Transfer Products segment. Accordingly, the results of these two operations have been included in the Fluid Transfer Products segment results. Results for the three months ended March 31, 2005 have been restated to reflect this realignment. In addition, operating results of Todo, a manufacturer of self-sealing couplings that was acquired in January 2006 (see Note 2) have been included in the Fluid Transfer Products segment from the date of acquisition.
     The following table provides financial information by business segment for the three-month periods ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Compressor and Vacuum Products
Revenues	$318,433	$189,173
Operating earnings	35,808	12,718
Operating earnings as a percentage of revenues	11.2%	6.7%

Fluid Transfer Products
Revenues	$80,861	$49,651
Operating earnings	18,608	5,386
Operating earnings as a percentage of revenues	23.0%	10.8%

Reconciliation of Segment Results to Consolidated Results
Total segment operating earnings	$54,416	$18,104
Interest expense	10,232	4,033
Other income, net	(687)	(632)

Consolidated income before income taxes	$44,871	$14,703

     The following table provides financial information by business segment for the years ended December 31, 2005, 2004 and 2003 reflecting the organizational change described above. Segment disclosures in 2003, which are included in the table for comparative purposes, were not affected by the reorganization because the relevant operations were acquired by the Company in 2004 and 2005:

	Year Ended December 31,
	2005	2004	2003
Compressor and Vacuum Products
Revenues	$982,476	$572,181	$369,023
Operating earnings	83,093	42,398	27,792
Operating earnings as a percentage of revenues	8.5%	7.4%	7.5%

Fluid Transfer Products
Revenues	$232,076	$167,358	$70,507
Operating earnings	37,542	19,352	4,093
Operating earnings as a percentage of revenues	16.2%	11.6%	5.8%

Reconciliation of Segment Results to Consolidated Results
Total segment operating earnings	$120,635	$61,750	$31,885
Interest expense	30,433	10,102	4,748
Other income, net	(5,442)	(638)	(3,221)

Consolidated income before income taxes	$95,644	$52,286	$30,358

LIFO Liquidation Income
Compressor and Vacuum Products	$—	$132	$316
Fluid Transfer Products	—	—	50

Total	$—	$132	$366

Depreciation and Amortization Expense
Compressor and Vacuum Products	$33,705	$17,414	$11,739
Fluid Transfer Products	4,617	4,487	2,827

Total	$38,322	$21,901	$14,566

Capital Expenditures
Compressor and Vacuum Products	$30,588	$15,221	$8,864
Fluid Transfer Products	4,930	4,329	3,086

Total	$35,518	$19,550	$11,950

Identifiable Assets as of December 31
Compressor and Vacuum Products	$1,422,119	$811,290	$375,376
Fluid Transfer Products	156,281	143,253	72,528
General corporate (unallocated)	136,660	74,066	141,829

Total assets	$1,715,060	$1,028,609	$589,733

Note 14. Guarantor Subsidiaries
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
Consolidating Statement of Operations
Three Months Ended March 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$109,145	$106,255	$224,296	$(40,402)	$399,294
Costs and expenses:
Cost of sales	72,773	73,354	152,398	(39,350)	259,175
Depreciation and amortization	2,531	2,680	6,787	—	11,998
Selling and administrative expenses	21,251	13,393	39,061	—	73,705
Interest expense	9,767	(2,240)	2,705	—	10,232
Other (income) expense, net	(656)	(1,062)	1,031	—	(687)

Total costs and expenses	105,666	86,125	201,982	(39,350)	354,423

Income (loss) before income taxes	3,479	20,130	22,314	(1,052)	44,871
Provision for income taxes	1,322	7,682	5,355	—	14,359

Net income (loss)	$2,157	$12,448	$16,959	$(1,052)	$30,512

Consolidating Statement of Operations
Three Months Ended March 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$79,363	$43,682	$123,872	$(8,093)	$238,824
Costs and expenses:
Cost of sales	55,937	32,017	82,463	(9,403)	161,014
Depreciation and amortization	2,482	928	3,872	—	7,282
Selling and administrative expenses	17,929	8,170	26,325	—	52,424
Interest expense	3,633	—	400	—	4,033
Other (income) expense, net	(343)	(1,180)	891	—	(632)

Total costs and expenses	79,638	39,935	113,951	(9,403)	224,121

Income (loss) before income taxes	(275)	3,747	9,921	1,310	14,703
Provision for income taxes	(100)	1,367	3,144	—	4,411

Net (loss) income	$(175)	$2,380	$6,777	$1,310	$10,292

Consolidating Balance Sheet
March 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and equivalents	$4,610	$2,768	$93,536	$—	$100,914
Accounts receivable, net	81,473	51,561	129,468	—	262,502
Inventories, net	40,154	57,862	126,833	1,713	226,562
Deferred income taxes	5,597	13,539	13,971	(7,944)	25,163
Other current assets	2,982	2,105	10,631	—	15,718

Total current assets	134,816	127,835	374,439	(6,231)	630,859

Intercompany receivables (payable)	(60,609)	52,387	5,294	2,928	—
Investments in affiliates	671,182	28,959	32	(700,105)	68
Property, plant and equipment, net	53,820	48,264	173,070	—	275,154
Goodwill	113,441	145,484	376,605	—	635,530
Other intangibles, net	8,352	29,048	165,216	—	202,616
Other assets	22,705	(3,693)	8,815	560	28,387

Total assets	$943,707	$428,284	$1,103,471	$(702,848)	$1,772,614

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$16,346	$—	$8,144	$—	$24,490
Accounts payable and accrued liabilities	86,227	56,378	146,728	(9,176)	280,157

Total current liabilities	102,573	56,378	154,872	(9,176)	304,647

Long-term intercompany payable (receivable)	(206,877)	(113,675)	339,673	(19,121)	—
Long-term debt, less current maturities	450,227	77	108,017	—	558,321
Deferred income taxes	—	27,512	61,508	(4,531)	84,489
Other liabilities	42,413	13,514	49,915	15,519	121,361

Total liabilities	388,336	(16,194)	713,985	(17,309)	1,068,818

Stockholders’ equity:
Common stock	280	—	—	—	280
Capital in excess of par value	479,393	393,425	301,777	(694,806)	479,789
Retained earnings	91,605	47,199	94,575	3,514	236,893
Accumulated other comprehensive income (loss)	13,816	3,854	(6,866)	5,753	16,557
Treasury stock, at cost	(29,723)	—	—	—	(29,723)

Total stockholders’ equity	555,371	444,478	389,486	(685,539)	703,796

Total liabilities and stockholders’ equity	$943,707	$428,284	$1,103,471	$(702,848)	$1,772,614

Consolidating Balance Sheet
December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and equivalents	$5,557	$(369)	$105,718	$—	$110,906
Accounts receivable, net	68,006	41,944	119,517	—	229,467
Inventories, net	35,684	54,867	114,009	2,766	207,326
Deferred income taxes	4,377	4,308	22,987	(5,918)	25,754
Other current assets	(716)	2,846	10,684	—	12,814

Total current assets	112,908	103,596	372,915	(3,152)	586,267

Intercompany (payable) receivables	(68,284)	53,141	17,285	(2,142)	—
Investments in affiliates	671,182	40,645	32	(711,791)	68
Property, plant and equipment, net	57,167	49,397	176,027	—	282,591
Goodwill	113,441	144,864	361,939	—	620,244
Other intangibles, net	8,635	29,531	165,350	—	203,516
Other assets	21,287	(5,973)	5,503	1,557	22,374

Total assets	$916,336	$415,201	$1,099,051	$(715,528)	$1,715,060

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$19,616	$—	$6,465	$—	$26,081
Accounts payable and accrued liabilities	86,776	73,930	135,382	(8,325)	287,763

Total current liabilities	106,392	73,930	141,847	(8,325)	313,844

Long-term intercompany (receivable) payable	(207,110)	(98,395)	319,587	(14,082)	—
Long-term debt, less current maturities	428,854	78	113,709	—	542,641
Deferred income taxes	—	4,380	85,311	(3,520)	86,171
Other liabilities	42,443	9,826	46,328	15,518	114,115

Total liabilities	370,579	(10,181)	706,782	(10,409)	1,056,771

Stockholders’ equity:
Common stock	278	—	—	—	278
Capital in excess of par value	472,334	396,526	315,660	(711,695)	472,825
Retained earnings	89,449	33,420	78,947	4,565	206,381
Accumulated other comprehensive income (loss)	13,015	(4,564)	(2,338)	2,011	8,124
Treasury stock, at cost	(29,319)	—	—	—	(29,319)

Total stockholders’ equity	545,757	425,382	392,269	(705,119)	658,289

Total liabilities and stockholders’ equity	$916,336	$415,201	$1,099,051	$(715,528)	$1,715,060

Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$(19,595)	$262	$11,457	$(888)	$(8,764)

Cash flows from investing activities:
Net cash paid in business combinations	(1,342)	—	(15,605)	—	(16,947)
Capital expenditures	(1,793)	(1,035)	(3,647)	—	(6,475)
Disposals of property, plant and equipment	33	3	6,662	—	6,698
Other, net	—	—	—	—	—

Net cash provided by (used in) investing activities	(3,102)	(1,032)	(12,590)	—	(16,724)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	1,836	3,912	(6,636)	888	—
Principal payments on short-term borrowings	—	—	(652)	—	(652)
Proceeds from short-term borrowings	—	—	1,328	—	1,328
Principal payments on long-term debt	(16,269)	—	(8,291)	—	(24,560)
Proceeds from long-term debt	33,500	—	141	—	33,641
Proceeds from stock options	2,173	—	—	—	2,173
Excess tax benefits from stock-based compensation	1,013	—	—	—	1,013
Purchase of treasury stock	(404)	—	—	—	(404)
Debt issuance costs	(63)	—	—	—	(63)
Other	(11)		—	—	(11)

Net cash provided by (used in) financing activities	21,775	3,912	(14,110)	888	12,465

Effect of exchange rate changes on cash and equivalents	(25)	(5)	3,061	—	3,031

Increase (decrease) in cash and equivalents	(947)	3,137	(12,182)	—	(9,992)
Cash and equivalents, beginning of year	5,557	(369)	105,718	—	110,906

Cash and equivalents, end of period	$4,610	$2,768	$93,536	$—	$100,914

Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows (used in) provided by operating activities	$(10,005)	$(540)	$(1,749)	$244	$(12,050)

Cash flows from investing activities:
Net cash paid in business combinations	(739)	—	(157)	—	(896)
Capital expenditures	(3,024)	(588)	(1,542)	—	(5,154)
Disposals of property, plant and equipment	—	—	54	—	54
Other, net	—	—	(2,231)	—	(2,231)

Net cash used in investing activities	(3,763)	(588)	(3,876)	—	(8,227)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	(2,780)	(1,500)	4,524	(244)	—
Principal payments on short-term borrowings	—	—	(8,240)	—	(8,240)
Principal payments on long-term debt	(23,375)	—	10	—	(23,365)
Proceeds from long-term debt	39,241	—	217	—	39,458
Proceeds from stock options	2,977	—	—	—	2,977
Purchase of treasury stock	(818)	—	—	—	(818)

Net cash provided by (used in) financing activities	15,245	(1,500)	(3,489)	(244)	10,012

Effect of exchange rate changes on cash and equivalents	(165)	—	(1,474)	—	(1,639)

Increase (decrease) in cash and equivalents	1,312	(2,628)	(10,588)	—	(11,904)
Cash and equivalents, beginning of year	2,857	2,612	59,132	—	64,601

Cash and equivalents, end of period	$4,169	$(16)	$48,544	$—	$52,697

Note 15. Subsequent Event
     On May 2, 2006, the Company’s stockholders approved an increase in the number of authorized shares of common stock from 50 million to 100 million. This increase in shares will allow the Company to complete the previously announced two-for-one stock split to be effected in the form of a 100% stock dividend. As a result, stockholders of record at the close of business on May 11, 2006 will receive one share of the Company’s common stock for each share owned on that date. The distribution will occur after the close of business on June 1, 2006. The stock split is expected to increase the number of outstanding shares of the Company’s common stock from approximately 26 million to approximately 52 million shares.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, including the financial statements and accompanying notes, and the interim consolidated financial statements and accompanying notes included in this Report on Form 10-Q.
Consummated Acquisitions
     On January 9, 2006, the Company completed the acquisition of the Todo Group (“Todo”), for a purchase price of 118.5 million Swedish kronor (approximately $15.0 million), net of debt and cash acquired. Todo, with assembly operations in Sweden and the United Kingdom, and a central European sales and distribution operation in the Netherlands, has an extensive offering of dry-break couplers. Todo-Matic self-sealing couplings are used by oil, chemical and gas companies to transfer their products. The Todo acquisition extends the Company’s product line of Emco Wheaton couplers, added as part of the Syltone plc (“Syltone”) acquisition in 2004.
Operating Segments
     The Company’s organizational structure is based on the products and services it offers and consists of five operating divisions: Compressor, Blower, Liquid Ring Pump, Fluid Transfer and Thomas Products. These divisions comprise two reportable segments: Compressor and Vacuum Products and Fluid Transfer Products. The Compressor, Blower, Liquid Ring Pump and Thomas Products divisions are aggregated into the Compressor and Vacuum Products segment because the long-term financial performance of these businesses are affected by similar economic conditions and their products, manufacturing processes and other business characteristics are similar in nature.
     In the first quarter of 2006, the Company made certain organizational changes that resulted in a realignment of its reportable segments. The operations of the Company’s line of specialty bronze and high alloy pumps for the general industrial and marine markets (acquired in July 2005 as part of Thomas Industries Inc. (“Thomas”)) and the operations of its line of self-sealing couplings (acquired in January 2004 as part of Syltone) were transferred from the Compressor and Vacuum Products segment to the Fluid Transfer Products segment. Accordingly, the results of these two operations have been included in the Fluid Transfer Products segment results. Results for the three months ended March 31, 2005 have been restated to reflect this realignment. In addition, operating results of Todo have been included in the Fluid Transfer Products segment from the date of acquisition.
Non-GAAP Financial Measures
     To supplement the Company’s financial information presented in accordance with accounting principles generally accepted in the United States of America (“GAAP), management uses additional measures to clarify and enhance understanding of past performance and prospects for the future. These measures may exclude, for example, the impact of unique and infrequent items or items outside of management’s control (e.g. foreign currency exchange rates).
     Gross margin (defined as revenues less cost of sales), gross margin percentage (defined as gross margin divided by revenues), operating earnings (defined as revenues less cost of sales, depreciation and amortization, and selling and administrative expenses), operating margin (defined as operating earnings divided by revenues) and operating working capital (defined as receivables plus inventories, less accounts payable and accrued liabilities) are indicative of short-term operational performance and ongoing profitability. Management closely monitors the operating earnings and operating margin of each business segment to evaluate past performance and actions required to improve profitability.
Results of Operations
Performance in the Quarter Ended March 31, 2006 Compared
with the Quarter Ended March 31, 2005
Revenues
     Revenues increased $160.5 million (67%) to $399.3 million for the three months ended March 31, 2006, compared to the same period of 2005. This increase was primarily due to the acquisitions of Thomas, Bottarini S.p.A. (“Bottarini”) and Todo, which contributed approximately $112.9 million of additional revenues, compared to 2005. Increased shipments of drilling and well servicing pumps, compressors and blowers, combined with price increases, also contributed to the growth in revenues.
     For the three months ended March 31, 2006, revenues for the Compressor and Vacuum Products segment increased $129.3 million (68%) to $318.4 million, compared to the same period of 2005. This increase was primarily due to the incremental effect of the acquisitions of Thomas and Bottarini in the third and second quarters of 2005, respectively, (57%), higher volumes of compressor and blower shipments in the U.S., Europe and China (12%), and improved pricing (3%). The above factors were partially offset by unfavorable changes in foreign currency exchange rates (4%).
     Fluid Transfer Products segment revenues increased $31.2 million (63%) to $80.9 million for the three months ended March 31, 2006, compared to the same period of 2005. This improvement was primarily due to stronger demand for drilling and well servicing pumps, water jetting systems and related aftermarket parts, and incremental shipments as a result of increased outsourcing (47%), price increases (10%) and the incremental effect of the Thomas and Todo acquisitions (9%). These factors were partially offset by unfavorable changes in foreign currency exchange rates (3%).

Costs and Expenses
     Gross margin for the three months ended March 31, 2006 increased $62.3 million (80%) to $140.1 million compared to the same period of 2005, primarily due to the increase in revenues. Gross margin percentage was 35.1% in the first quarter of 2006, compared to 32.6% in the first quarter of 2005. This improvement was attributable to cost reduction initiatives and pricing in both segments and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base. Favorable sales mix also contributed to the increase in gross margin and gross margin percentage. Shipments in the first quarter of 2006 included a higher percentage of drilling pump and replacement pump parts compared with the first quarter of 2005. These products generate gross margin percentages in excess of the Company’s average.
     Depreciation and amortization for the three months ended March 31, 2006 increased $4.7 million (65%) to $12.0 million, compared to the same period of the prior year, primarily due to the effect of acquisitions in the second and third quarters of 2005.
     Selling and administrative expenses increased $21.3 million (41%) in the first quarter of 2006 to $73.7 million, compared to the same period of 2005. This increase was primarily attributable to the incremental effect of acquisitions, which contributed approximately $20.0 million of additional selling and administrative expenses compared to 2005, and $2.8 million of incremental stock-based compensation expense associated with the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 (R)”) effective January 1, 2006. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The implementation of SFAS 123(R) is expected to increase selling and administrative expenses by approximately $0.6 million in each of the remaining quarters of 2006. A disproportionate amount of stock-based compensation expense was recognized in the first quarter of 2006 due to the number of options and awards held by employees eligible for retirement. As a percentage of revenues, selling and administrative expenses decreased from 22.0% in the first quarter of 2005 to 18.5% in the first quarter of 2006 due to increased leverage of these expenses over the higher revenue base and the completion of various integration activities and cost reduction initiatives.
     The Compressor and Vacuum Products segment generated operating margin of 11.2% in the three-month period ended March 31, 2006, compared to 6.7% for the same period of 2005 (see Note 13 to the Consolidated Financial Statements for a reconciliation of segment operating earnings to consolidated income before income taxes). Contributions from acquisitions (net of cost reductions realized) with operating margins higher than the Company’s previously existing businesses, cost reductions and favorable sales mix accounted for the majority of the year over year improvement. These positive factors were partially offset by increased material costs and compensation-related expenses.
     The Fluid Transfer Products segment generated operating margin of 23.0% for the three-month period ended March 31, 2006, compared to 10.8% for the same period of 2005. This improvement was primarily due to the positive impact of increased leverage of the segment’s fixed and semi-fixed costs over a higher revenue base and price increases. Improved productivity, benefits from capital investments and favorable sales mix associated with a higher proportion of drilling pump and replacement pump parts shipments also contributed to the increase.

     Interest expense increased $6.2 million to $10.2 million in the first quarter of 2006, compared to the first quarter of 2005. This increase was primarily due to additional funds borrowed to finance recent acquisitions and higher effective interest rates. The weighted average interest rate for the three-month period ended March 31, 2006 was 6.9%, compared to 5.1% in the comparable prior year period. The higher weighted average interest rate for the current quarter was primarily attributable to increases in market rates on floating rate debt and the issuance of $125.0 million of 8% Senior Subordinated Notes in the second quarter of 2005.
     Income before income taxes increased $30.2 million (205%) to $44.9 million for the three months ended March 31, 2006, compared to the same period of 2005. This increase was primarily due to increased volume in both segments as a result of recent acquisitions and internal growth, and the related positive impact of increased leverage of fixed and semi-fixed costs over a higher revenue base. These positive factors were partially offset by increased stock-based compensation expense, higher interest expense and unfavorable changes in foreign currency exchange rates.
     The provision for income taxes increased by $9.9 million to $14.4 million for the current quarter, compared to the prior year period, as a result of higher pre-tax income and a higher effective tax rate. The Company’s effective tax rate for the three months ended March 31, 2006 increased to 32% compared to 30% in the prior year period, primarily as a result of incremental pre-tax income generated by the Company’s operations in the United States and Germany in 2006, which are taxed at rates higher than the effective average in 2005.
     Net income for the three months ended March 31, 2006 increased $20.2 million (196%) to $30.5 million, compared to $10.3 million for the same period of 2005. This improvement resulted from higher income before taxes, partially offset by the higher provision for income taxes in 2006 compared to 2005. On a diluted per share basis, earnings for the three months ended March 31, 2006 were $1.15, compared to $0.50 for the same period of 2005, representing a 130% increase. Diluted earning per share for the current quarter reflects the impact of the issuance of 5,658,000 shares of the Company’s common stock during the second quarter of 2005.
Outlook
     In general, demand for compressor and vacuum products correlates to the rate of manufacturing capacity utilization and the rate of change of industrial equipment production because air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows the economic growth patterns indicated by the rates of change in the Gross Domestic Product around the world. Total industry capacity utilization in the U.S. exceeded the key threshold level of 80% and was at least 81% in both February and March of 2006, which is a positive indicator of demand for the Company’s compressor and vacuum products.
     In the first quarter of 2006, orders for compressor and vacuum products were $333.7 million, compared to $217.9 million in the same period of 2005. Order backlog for the Compressor and Vacuum Products segment was $314.9 million as of March 31, 2006, compared to $194.0 million as of March 31, 2005. The incremental impact from acquisitions completed during 2005 for this segment was approximately $104.3 million and $87.1 million for orders and backlog, respectively, for the three months ended and as of March 31, 2006. Excluding the impact of acquisitions, the increase in orders and backlog compared to the prior year was primarily due to stronger industrial demand and pricing, partially offset by unfavorable changes in currency exchange rates. The organic order growth was relatively broad-based, with no specific market segment or region driving the improvement.
     Demand for petroleum-related fluid transfer products has historically corresponded to market conditions and expectations for oil and natural gas prices. Orders for fluid transfer products increased $9.4 million, or 12%, to $88.1 million in the first quarter of 2006 compared to 2005. Order backlog for the Fluid Transfer Products segment was $172.2 million at March 31, 2006, compared to $82.9 million at March 31, 2005, representing a 108% increase. The increases in orders and backlog were primarily due to strong demand for drilling pumps, well stimulation pumps and petroleum pump parts as a result of continued high prices for oil and natural gas and price increases. Future increases in demand for these products will likely be dependent upon rig counts and oil and natural gas prices, which the Company cannot predict. In response to current and expected future demand for fluid transfer products, the Company has made capital investments to improve production efficiency and outsourced certain machining operations to reduce the potential for manufacturing bottlenecks.
Liquidity and Capital Resources
Operating Working Capital
     During the three months ended March 31, 2006, operating working capital increased $59.9 million to $208.9 million. This increase was driven by higher receivables resulting from revenue growth in the first quarter of 2006 compared with the fourth quarter of 2005, higher inventory levels required to support the first quarter increase in customer orders and backlog and a reduction in accounts payable and accrued liabilities, primarily reflecting the timing of payments. These factors were partially offset by the realization of benefits from the implementation of lean manufacturing initiatives in 2005 and 2006. Days sales outstanding was 59 days at March 31, 2006 compared with 57 days at December 31, 2005.
Cash Flows
     Net cash used in operating activities of $8.8 million in the first three months of 2006 compares with $12.1 million used in the comparable period of 2005. This improvement reflects higher net income, gross of depreciation and amortization expense, partially offset by a larger increase in operating working capital. The period over period comparison of operating working capital growth reflects the increase in revenues, orders and backlog during the first quarter of 2006 versus the first quarter of 2005. In spite of the greater increase in accounts receivable year over year, days sales outstanding improved to 59 days at March 31, 2006 from 61 days at March 31, 2005 due primarily to improved collections and customer/product mix. Inventory performance reflected the benefits realized from the implementation of lean manufacturing initiatives, largely offset by material requirements driven by higher customer demand and backlogs. Net cash provided by financing activities was $12.5 million during the first three months of 2006, primarily due to net borrowings of $9.8 million to fund the higher operating capital needs.
Capital Expenditures and Commitments
     Capital projects designed to increase operating efficiency and flexibility, expand production capacity and bring new products to market resulted in expenditures of $6.5 million in the first three months of 2006. This was $1.3 million higher than the level of capital expenditures in the comparable period in 2005, primarily due to the timing of capital projects and spending related to recent acquisitions. Commitments for capital expenditures at March 31, 2006 were approximately $22.0 million. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.
     In October 1998, the Company’s Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company’s common stock to be used for general corporate purposes, of which 210,300 shares remain available for repurchase under this program as of March 31, 2006. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell the Company’s common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise or vesting of incentive stock options, restricted stock or performance shares. The Company’s Board of Directors has authorized up to 400,000 shares for repurchase under this program, and of this amount, 207,258 shares remain available for repurchase as of March 31, 2006. As of March 31, 2006, a total of 1,582,442 shares have been repurchased at a cost of approximately $23.2 million under both repurchase programs.
Liquidity
     On July 1, 2005, the Company’s $605.0 million amended and restated credit agreement (the “2005 Credit Agreement”) became effective in connection with the Thomas acquisition. The 2005 Credit Agreement provided the Company with access to senior secured credit facilities, including a $380.0 million Term Loan, and restated its $225.0 million Revolving Line of Credit, in addition to superceding the Company’s previously existing credit agreement.
     The Term Loan has a final maturity of July 1, 2010 and the outstanding principal balance at March 31, 2006 was $251.7 million. The Term Loan requires quarterly principal payments aggregating $16 million, $33 million, $52 million, $92 million and $59 million per year in the last three quarters of 2006 through 2010, respectively.
     The Revolving Line of Credit matures on September 1, 2009. Loans under this facility may be denominated in U.S. Dollars or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2005 Credit Agreement. On March 31, 2006, the Revolving Line of Credit had an outstanding principal balance of $174.1 million, leaving $50.9 million available for letters of credit or for future use, subject to the terms of the Revolving Line of Credit.
     The interest rates applicable to loans under the 2005 Credit Agreement are variable and will be, at the Company’s option, the prime rate plus an applicable margin or LIBOR plus an applicable margin. The applicable margin percentages are adjustable at the end of each quarter, based upon financial ratio guidelines defined in 2005 Credit Agreement.
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
Changes in Accounting Principles and Effects of New Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment to ARB No. 43, Chapter 4” (“SFAS No. 151”). This Statement amends previous guidance and requires expensing for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, the Statement requires that allocation of fixed production overheads to inventory be based on the normal capacity of production facilities. SFAS

No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company adopted the provisions of SFAS No. 151 effective January 1, 2006. The initial implementation had no effect on the Company’s consolidated financial position or consolidated results of operations.
     In December 2004, the FASB issued SFAS No. 123 (R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006. Disclosures related to the Company’s stock-based compensation plans are included in Note 8 to the Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
     In May 2005, the FASB issued SFAS No. 154, “ Accounting Changes and Error Corrections,” (“SFAS No. 154”), which requires retrospective application for reporting a voluntary change in accounting principle, unless it is impracticable to do so. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted the provisions of SFAS No. 154 effective January 1, 2006. The initial implementation had no effect on the Company’s consolidated financial position or consolidated results of operations.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” (SFAS No. 155”) to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 effective January 1, 2007 and management does not believe the adoption will have a material effect on the Company’s consolidated results of operations or consolidated financial position.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. SFAS No. 156 also provides guidance on subsequent measurement methods for each class of servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This Statement is effective for fiscal years beginning after Sept. 15, 2006. The Company will adopt SFAS No. 156 effective January 1, 2007 and management does not believe the adoption will have a material effect on the Company’s consolidated results of operations or consolidated financial position.
Critical Accounting Policies
     Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s 2005 Annual Report on Form 10-K, filed on March 15, 2006, in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 to the Consolidated Financial Statements.
Cautionary Statements Regarding Forward-Looking Statements
     All of the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, other than historical facts, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements made under the caption “Outlook.” As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations, and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements.
     The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the ability to effectively integrate acquisitions, including product and manufacturing rationalization initiatives, and realize anticipated cost savings, synergies and revenue enhancements; (2) the risk that the Company may incur significant cash integration costs to achieve any such cost savings; (3) the Company’s exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and gas drilling and production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s compressor and vacuum products; (4) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers; (5) the risks associated with intense competition in the Company’s markets, particularly the pricing of the Company’s products; (6) the Company’s ability to continue to identify and complete other strategic acquisitions and effectively integrate such acquisitions to achieve desired financial benefits; (7) the risks associated with the reduced liquidity generated by the substantial additional indebtedness incurred to complete the Thomas Industries acquisition, including reduced liquidity for working capital and other purposes, increased vulnerability to general economic conditions and floating interest rates, and reduced financial and operating flexibility due to increased covenant and other restrictions in the Company’s credit facilities and indentures; (8) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. dollar, the Euro, the British pound and the Chinese yuan); (9) the risks associated with pending asbestos and silicosis personal injury lawsuits, as well as other potential product liability and warranty claims due to the nature of the Company’s products; (10) the risks associated with environmental compliance costs and liabilities; (11) the ability to attract and retain quality management personnel; (12) the ability to avoid employee work stoppages and other labor difficulties; (13) the risks associated with defending against potential intellectual property claims and enforcing intellectual property rights; (14) market performance of pension plan assets and changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations; (15) the risk of possible future charges if the Company determines that the value of goodwill or other intangible assets has been impaired; and (16) changes in laws and regulations, including accounting standards, tax requirements and related interpretations or guidance. The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, although its situation and circumstances may change in the future.
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
     All derivative instruments are reported on the balance sheet at fair value. For each derivative instrument designated as a cash flow hedge, the gain or loss on the derivative is deferred in accumulated other comprehensive income until recognized in earnings with the underlying hedged item. For each derivative instrument designated as a fair value hedge, the gain or loss on the derivative instrument and the offsetting gain or loss on the hedged item are recognized immediately in earnings. Currency fluctuations on non-U.S. dollar borrowings that have been designated as hedges on the Company’s investment in foreign subsidiaries are included in other comprehensive income.
     To effectively manage interest costs, the Company uses interest rate swaps as cash flow hedges of variable rate debt. Including the impact of interest rate swaps outstanding, the interest rates on approximately 53% of the Company’s total borrowings were effectively fixed as of March 31, 2006. Also as part of its hedging strategy, the Company periodically uses purchased option and forward exchange contracts as cash flow hedges to minimize the impact of currency fluctuations on transactions, future cash flows and firm commitments. These contracts for the sale or purchase of currencies generally mature within one year.
Item 4. Controls and Procedures
     As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chairman, President and Chief Executive Officer and the Vice President, Finance and Chief Financial Officer. Based upon that evaluation, the Chairman, President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic SEC reports is recorded, processed, summarized, and reported as and when required. In addition, they concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed, can provide only reasonable assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions is included under “Contingencies” in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
     For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. See also “Cautionary Statements Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. There has not been any material change in the risk factors since December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the three months ended March 31, 2006 are listed in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
		Average Price	as Part of Publicly	Yet Be Purchased
	Total Number of	Paid per	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	Share	or Programs (2)	Programs
January 1, 2006 – January 31, 2006	—	N/A	—	417,558
February 1, 2006 – February 28, 2006	678	$61.02	—	417,558
March 1, 2006 – March 31, 2006	5,879	$61.61	—	417,558
Total	6,557	$61.55	—	417,558

(1)	Includes shares exchanged or surrendered in connection with the exercise of options under Gardner Denver’s stock option plans.

(2)	In October 1998, Gardner Denver’s Board of Directors authorized the repurchase of up to 1,600,000 shares of the Company’s Common Stock to be used for general corporate purposes and the repurchase of up to 400,000 shares of the Company’s Common Stock under a Stock Repurchase Program for Gardner Denver’s executive officers. Both authorizations remain in effect until all the authorized shares are repurchased unless modified by the Board of Directors.

Item 6. Exhibits
3.1	Certification of Incorporation of Gardner Denver, Inc., as amended on May 5, 1998 and May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 3, 2006, and incorporated herein by reference.

10.18	Form of Gardner Denver, Inc. Restricted Stock Agreement, filed herewith.

11	Statement re: Computation of Earnings Per Share, filed herewith as Note 9.

12	Statements re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC.
(Registrant)

Date: May 9, 2006	By:	/s/ Ross J. Centanni
Ross J. Centanni
Chairman, President & CEO

Date: May 9, 2006	By:	/s/ Helen W. Cornell
Helen W. Cornell
Vice President, Finance & CFO

Date: May 9, 2006	By:	/s/ David J. Antoniuk
David J. Antoniuk
Vice President and Corporate Controller (Principal Accounting Officer)

GARDNER DENVER, INC.
Exhibit Index

Exhibit
No.	Description
3.1	Certification of Incorporation of Gardner Denver, Inc., as amended on May 5, 1998 and May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 3, 2006, and incorporated herein by reference.

10.18	Form of Gardner Denver, Inc. Restricted Stock Agreement, filed herewith.

11	Statement re: Computation of Earnings Per Share, filed herewith as Note 9.

12	Statements re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.