Form 10-Q
period 2006-06-30
GARDNER DENVER INC
filed 2006-08-08
CIK 916459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30th, 2006
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
Large accelerated filer ☑     Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,494,052 shares of Common Stock, par value $0.01 per share, as of July 30, 2006.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$416,312	$250,346	$815,606	$489,170

Costs and expenses:
Cost of sales (excluding depreciation and amortization)	269,714	167,900	528,889	328,914
Depreciation and amortization	14,529	7,199	26,527	14,481
Selling and administrative expenses	73,043	51,739	146,748	104,163
Interest expense	9,580	5,251	19,812	9,284
Other income, net	(453)	(2,690)	(1,140)	(3,322)

Total costs and expenses	366,413	229,399	720,836	453,520

Income before income taxes	49,899	20,947	94,770	35,650
Provision for income taxes	16,915	6,284	31,274	10,695

Net income	$32,984	$14,663	$63,496	$24,955

Basic earnings per share	$0.63	$0.31	$1.22	$0.57

Diluted earnings per share	$0.62	$0.30	$1.19	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and equivalents	$88,600	$110,906
Accounts receivable (net of allowances of $10,486 at June 30, 2006 and $9,605 at December 31, 2005)	266,959	229,467
Inventories, net	231,728	207,326
Deferred income taxes	22,628	25,754
Other current assets	16,144	12,814

Total current assets	626,059	586,267

Property, plant and equipment, net	274,758	282,591
Goodwill	666,181	620,244
Other intangibles, net	197,430	203,516
Other assets	28,861	22,442

Total assets	$1,793,289	$1,715,060

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$33,983	$26,081
Accounts payable	101,278	103,028
Accrued liabilities	185,176	184,735

Total current liabilities	320,437	313,844

Long-term debt, less current maturities	514,512	542,641
Postretirement benefits other than pensions	31,081	31,387
Deferred income taxes	77,968	86,171
Other liabilities	91,337	82,728

Total liabilities	1,035,335	1,056,771

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,489,969 and 51,998,704 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	562	278
Capital in excess of par value	483,995	472,825
Retained earnings	269,877	206,381
Accumulated other comprehensive income	34,062	8,124
Treasury stock at cost, 3,651,602 and 3,618,052 shares at June 30, 2006 and December 31, 2005, respectively	(30,542)	(29,319)

Total stockholders’ equity	757,954	658,289

Total liabilities and stockholders’ equity	$1,793,289	$1,715,060

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows From Operating Activities
Net income	$63,496	$24,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,527	14,481
Unrealized foreign currency transaction (gain) loss, net	(79)	496
Net loss on asset dispositions	91	9
Stock issued for employee benefit plans	1,869	1,676
Excess tax benefits from stock-based compensation	(2,282)	—
Deferred income taxes	(3,737)	1,449
Changes in assets and liabilities:
Receivables	(27,998)	(4,023)
Inventories	(17,905)	(3,152)
Accounts payable and accrued liabilities	(19,428)	(16,135)
Other assets and liabilities, net	2,722	(916)

Net cash provided by operating activities	23,276	18,840

Cash Flows From Investing Activities
Net cash paid in business combinations	(19,471)	(10,085)
Capital expenditures	(16,133)	(10,543)
Disposals of property, plant and equipment	11,157	291
Other, net	—	(2,231)

Net cash used in investing activities	(24,447)	(22,568)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(3,979)	(3,118)
Proceeds from short-term borrowings	4,557	6,371
Principal payments on long-term debt	(97,578)	(258,001)
Proceeds from long-term debt	64,500	242,654
Proceeds from issuance of common stock	—	199,400
Proceeds from stock options	3,945	3,257
Excess tax benefits from stock-based compensation	2,282	—
Purchase of treasury stock	(1,223)	(835)
Debt issuance costs	(95)	—
Other	(154)	(311)

Net cash (used in) provided by financing activities	(27,745)	189,417

Effect of exchange rate changes on cash and equivalents	6,610	(3,955)

(Decrease) increase in cash and equivalents	(22,306)	181,734
Cash and equivalents, beginning of year	110,906	64,601

Cash and equivalents, end of period	$88,600	$246,335

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or amounts described in millions)
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Gardner Denver, Inc. and those subsidiaries that are majority-owned or over which Gardner Denver, Inc. exercises control (referred to herein as “Gardner Denver” or the “Company”). In consolidation, all significant intercompany transactions and accounts have been eliminated. Current and prior year per share amounts in this report on Form 10-Q reflect the effect of a two-for-one stock split (in the form of a 100% stock dividend) that was completed on June 1, 2006 (see Note 3).
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
     The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, included in Gardner Denver’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
     Other than as specifically indicated in the “Notes to Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2005.
     In the first quarter of 2006, the Company made certain organizational changes that resulted in a realignment of its reportable segments. The operations of the Company’s line of specialty bronze and high alloy pumps for the general industrial and marine markets (acquired in July 2005 as part of Thomas Industries Inc. (“Thomas”)) (see Note 2) and the operations of its line of self-sealing couplings (acquired in January 2004 as part of Syltone plc (“Syltone”)) were transferred from the Compressor and Vacuum Products segment to the Fluid Transfer Products segment. Accordingly, reportable segment information for these two operations has been included in the Fluid Transfer Products segment results. Results for the three and six months ended June 30, 2005 have been restated to reflect this realignment. In addition, operating results of the Todo Group (“Todo”), a manufacturer of self-sealing couplings that was acquired in January 2006 (see Note 2) have been included in the Fluid Transfer Products segment from the date of acquisition.

Changes in Accounting Principles and Effects of New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principals Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows.” The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006. Disclosures related to the Company’s stock-based compensation plans are included in Note 9.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Management has commenced the process of evaluating the expected effect of FIN 48 on the Company’s consolidated financial statements and related disclosure requirements.
     In June 2006, the Emerging Issues Task Force reached a consensus on the income statement presentation of various types of taxes. The new guidance, Emerging Issues Task Force Issue 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”) applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” The EITF’s decision on gross/net presentation requires that any such taxes reported on a gross basis be disclosed on an aggregate basis in interim and annual financial statements, for each period for which an income statement is presented, if those amounts are significant. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. Management has commenced the process of evaluating the expected effect of EITF 06-3 on the Company’s disclosure requirements.

Note 2. Business Combinations
     Service marks, trademarks and/or tradenames and related designs or logotypes owned by Gardner Denver, Inc. or its subsidiaries are shown in italics.
     The following table presents summary information with respect to acquisitions completed by Gardner Denver during 2005:

Date of Acquisition	Acquired Entity	Net Transaction Value

June 1, 2005	Bottarini S.p.A.	€8.1 million (approximately $10.1 million)
July 1, 2005	Thomas Industries Inc.	$483.5 million
     During the six-month period ended June 30, 2006, the Company also made cash acquisition payments of approximately $3.4 million, primarily in connection with Thomas and consisting of payments to former stockholders and transaction-related costs.
     On January 9, 2006, the Company completed the acquisition of the Todo Group (“Todo”) for a purchase price of 126.2 million Swedish kronor (approximately $16.1 million), net of debt and cash acquired. Todo, with assembly operations in Sweden and the United Kingdom, and a central European sales and distribution operation in the Netherlands, has an extensive offering of dry-break couplers. Todo-Matic self-sealing couplings are used by oil, chemical and gas companies to transfer their products. The Todo acquisition extends the Company’s product line of Emco Wheaton couplers, added as part of the Syltone plc (“Syltone”) acquisition in 2004.
     All acquisitions have been accounted for by the purchase method and, accordingly, their results are included in the Company’s consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date.
Acquisition of Thomas Industries Inc.
     Under the purchase method of accounting, the assets and liabilities of Thomas were recorded at their estimated respective fair values as of July 1, 2005. The initial allocation of the purchase price was subsequently adjusted when preliminary valuation estimates were finalized. The following table summarizes the nature and amount of such adjustments recorded in 2006:

Thomas Industries Inc.
Purchase Price Allocation and Adjustments
June 30, 2006

Total intangible assets recorded as of December 31, 2005	$360,373

Purchase accounting adjustments recorded in 2006:
Fair value of current assets and liabilities, net	8,441
Fair value of property, plant and equipment, net	963
Termination benefits and other related liabilities	(2,872)
Income taxes, net	4,865
Other, net	2,733

Total intangible assets recorded as of June 30, 2006	$374,503

Goodwill	$275,158
Identifiable intangible assets	99,345

Total	$374,503

     Finalization of the fair value of the Thomas tangible and amortizable intangible assets resulted in a cumulative $5,470 pre-tax charge to depreciation expense and a cumulative $3,153 pre-tax credit to amortization expense in the three-month period ended June 30, 2006.
     In connection with the acquisition of Thomas, the Company initiated plans to close and consolidate certain former Thomas facilities, primarily in the U.S. and Europe. These plans include various voluntary and involuntary employee termination and relocation programs affecting both salaried and hourly employees. The terminations and relocations are expected to be completed during the next twelve months. The plans also include exit costs associated with the sale, lease termination or sublease of certain manufacturing and administrative facilities. The Company expects to complete the exit from these facilities during the third and fourth quarters of 2006. A liability of $17,500 was included in the allocation of the Thomas purchase price for the estimated cost of these actions at July 1, 2005 in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Based on finalization of these plans during the second quarter of 2006, an estimated total cost of $16,862 has been included in the allocation of the Thomas purchase price. The cost of these plans is comprised of the following:

Voluntary and involuntary employee termination and relocation	$14,718
Lease termination and related costs	1,007
Other	1,137

Total	$16,862

     The following table summarizes the activity in the liability. All additional amounts accrued, net, were recorded as adjustments to the cost of acquiring Thomas.

	Termination
	Benefits	Other	Total
Established at July 1, 2005	$16,814	$686	$17,500
Amounts paid	(8,157)	—	(8,157)

Balance at December 31, 2005	8,657	686	9,343
Additional amounts accrued, net	(2,096)	1,458	(638)
Amounts paid	(1,466)	(9)	(1,475)

Balance at June 30, 2006	$5,095	$2,135	$7,230

Note 3. Stockholders’ Equity and Stock Split
     On May 2, 2006, the Company’s stockholders approved an increase in the number of authorized shares of common stock from 50 million to 100 million. This increase in shares allowed the Company to complete the previously announced two-for-one stock split in the form of a 100% stock dividend. Stockholders of record at the close of business on May 11, 2006 received a stock dividend of one share of the Company’s common stock for each share owned. The stock dividend was paid after the close of business on June 1, 2006. All shares reserved for issuance pursuant to the Company’s stock option and stock purchase plans were automatically increased by the same proportion pursuant to the Company’s Long-Term Incentive Plan. In addition, shares subject to outstanding options or other rights to acquire the Company’s stock and the exercise price for such shares were adjusted proportionately. The Company transferred $0.3 million to common stock from additional paid-in capital, representing the aggregate par value of the shares issued under the stock split. Current and prior year share and per share amounts in this report on Form 10-Q reflect the effect of the two-for-one stock split (in the form of a 100% stock dividend) that was completed on June 1, 2006.
Note 4. Inventories

	June 30,	December 31,
	2006	2005
Raw materials, including parts and subassemblies	$108,015	$95,855
Work-in-process	44,987	37,230
Finished goods	89,413	80,494

	242,415	213,579
Excess of FIFO costs over LIFO costs	(10,687)	(6,253)

Inventories, net	$231,728	$207,326

Note 5. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill attributable to each business segment for the six months ended June 30, 2006, and the year ended December 31, 2005, are presented in the table below. The adjustments to goodwill recorded in 2006 reflect the finalization of the purchase price allocations for the Thomas and Bottarini acquisitions during the second quarter of 2006.

	Compressor &	Fluid
	Vacuum	Transfer
	Products	Products	Total
Balance as of December 31, 2004	$336,075	$38,084	$374,159
Acquisitions	256,942	—	256,942
Adjustments to goodwill	4,332	—	4,332
Foreign currency translation	(13,908)	(1,281)	(15,189)

Balance as of December 31, 2005	583,441	36,803	620,244
Acquisitions	—	12,333	12,333
Adjustments to goodwill	19,614	—	19,614
Foreign currency translation	12,136	1,854	13,990

Balance as of June 30, 2006	$615,191	$50,990	$666,181

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets at the dates presented:

	June 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists and relationships	$62,829	$(6,938)	$105,896	$(7,389)
Acquired technology	37,103	(17,078)	30,802	(13,164)
Other	11,729	(4,012)	13,453	(3,558)
Unamortized intangible assets:
Trademarks	113,797	—	77,476	—

Total other intangible assets	$225,458	$(28,028)	$227,627	$(24,111)

     Amortization of intangible assets for the three and six months ended June 30, 2006, was $0.02 million and $3.3 million, respectively. Finalization of the fair value of the Thomas tangible and amortizable intangible assets resulted in a cumulative $3.2 million pre-tax credit to amortization expense in the three-month period ended June 30, 2006. Amortization of intangible assets for the three and six months ended June 30, 2005, was $1.8 million and $3.7 million, respectively. Amortization of intangible assets is anticipated to be approximately $10.1 million annually in 2006 through 2010, based upon existing intangible assets with finite useful lives as of June 30, 2006.

Note 6. Accrued Product Warranty
     The following table summarizes the activity in the Company’s product warranty accrual for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance at beginning of period	$15,994	$10,732	$15,254	$10,671
Product warranty accruals	4,067	1,726	7,884	3,911
Settlements	(3,497)	(1,495)	(6,748)	(3,465)
Other (acquisitions and foreign currency translation)	484	(102)	658	(256)

Balance at end of period	$17,048	$10,861	$17,048	$10,861

Note 7. Pension and Other Postretirement Benefits
     The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and six months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Service cost	$816	$603	$1,342	$1,026	$33	$—
Interest cost	985	888	2,120	1,602	390	380
Expected return on plan assets	(1,097)	(975)	(2,367)	(1,633)	—	—
Amortization of prior-service cost	(15)	(25)	—	—	(27)	(25)
Amortization of net loss (gain)	122	110	122	39	(56)	(150)

Net periodic benefit expense	$811	$601	$1,217	$1,034	$340	$205

	Six Months Ended June 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Service cost	$1,714	$1,206	$2,684	$2,473	$66	$—
Interest cost	1,986	1,776	4,240	3,940	780	760
Expected return on plan assets	(2,174)	(1,950)	(4,734)	(4,034)	—	—
Amortization of prior-service cost	(36)	(50)	—	—	(54)	(50)
Amortization of net loss (gain)	248	220	244	79	(112)	(300)

Net periodic benefit expense	$1,738	$1,202	$2,434	$2,458	$680	$410

Note 8. Debt
     The Company’s debt is summarized as follows:

	June 30,	December 31,
	2006	2005
Short-term debt	$1,475	$1,860

Long-term debt:
Credit Line, due 2009 (1)	$142,822	$158,900
Term Loan, due 2010 (2)	248,462	255,000
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages (3)	9,345	8,892
Variable Rate Industrial Revenue Bonds, due 2018 (4)	8,000	8,000
Capitalized leases and other long-term debt	13,391	11,070

Total long-term debt, including current maturities	547,020	566,862
Current maturities of long-term-debt	32,508	24,221

Total long-term debt, less current maturities	$514,512	$542,641

(1)	The loans under this facility may be denominated in U.S. dollars or several foreign currencies. At June 30, 2006, the outstanding balance consisted of U.S. dollar borrowings of $31,000, Euro borrowings of €73,000 and British pound borrowings of £10,000. The interest rates under the facility are based on prime and/or LIBOR for the applicable currency. The weighted-average interest rates were 6.6%, 4.0% and 5.9% as of June 30, 2006 for the U.S. dollar, Euro and British pound loans, respectively. The interest rates averaged 6.2%, 4.1% and 6.1% during the first six months of 2006 for the U.S. dollar, Euro and British pound loans, respectively.

(2)	The interest rate varies with prime and/or LIBOR. At June 30, 2006, this rate was 6.5% and averaged 6.3% during the first six months of 2006.

(3)	This amount consists of two fixed-rate commercial loans assumed in the 2004 acquisition of Nash Elmo with an outstanding balance of €7,309 at June 30, 2006. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

(4)	The interest rate varies with market rates for tax-exempt industrial revenue bonds. At June 30, 2006, this rate was 4.0% and averaged 3.4% during the first six months of 2006. These industrial revenue bonds are secured by an $8,100 standby letter of credit. The proceeds from the bonds were used to construct the Company’s Peachtree City, Georgia facility.
Note 9. Stock-Based Compensation Plans
     On January 1, 2006, Gardner Denver adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under APB 25, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers with their implementation of SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
     The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under this method, the Company’s consolidated financial statements as of and for the six months ended June 30, 2006, reflect the impact of SFAS No. 123(R), while the consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) was $0.8 million and $3.6 million, respectively, for the second quarter and first six months of 2006, which consisted of: (1) compensation expense for all unvested share-based awards outstanding as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and

(2) compensation expense for share-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. SFAS No. 123(R) amends SFAS No. 95 to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The following table shows the impact of the adoption of SFAS No. 123(R) on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows.

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Selling and administrative expenses	$776	$3,606

Total stock-based compensation expense included in operating expenses	776	3,606

Income before income taxes	(776)	(3,606)
Provision for income taxes	(190)	(1,051)

Net income	$(586)	$(2,555)

Basic and diluted earnings per share	$(0.01)	$(0.05)

Net cash provided by operating activities	$(1,269)	$(2,282)
Net cash used in financing activities	$1,269	$2,282
Plan Descriptions
     Under the Company’s Long-Term Incentive Plan (the “Incentive Plan”), designated employees are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock awards or performance shares, as determined by the Management Development and Compensation Committee of the Board of Directors. The Company’s Incentive Plan is intended to assist the Company in recruiting and retaining employees and directors, and to associate the interests of eligible participants with those of the Company and its shareholders. An aggregate of 8,500,000 shares of common stock has been authorized for issuance under the Incentive Plan. Under the Incentive Plan, the grant price of an option is determined by the Management Development and Compensation Committee, but must not be less than the average of the high price and low price of the Company’s common stock on the date of grant. The Incentive Plan provides that the term of any option granted may not exceed ten years. Under the terms of existing awards, one-third of employee options granted become vested and exercisable on each of the first three anniversaries of the date of grant (or upon retirement, death or cessation of service due to disability, if earlier). The options granted to employees in 2006, 2005 and 2004 expire seven years after the date of grant.
     Pursuant to the Incentive Plan, the Company also issues share-based awards to directors who are not employees of Gardner Denver or its affiliates. Since 2002, each nonemployee director has been granted options to purchase 9,000 shares of common stock on the day after the annual meeting of stockholders. These options are granted at the fair market value (the average of the high and low price) of the common stock on the date of grant, become exercisable on the first anniversary of the date of grant (or upon retirement, death or cessation of service due to disability, if earlier) and expire five years after the date of grant. The maximum allowable grant to a nonemployee director in any given year is an option to purchase 18,000 shares of common stock.
     The Company also has an employee stock purchase plan (the “Stock Purchase Plan”), a qualified plan under the requirements of Section 423 of the Internal Revenue Code, and has reserved 2,300,000 shares for issuance under this plan. The Stock Purchase Plan requires participants to have the purchase price of their options withheld from their pay over a one-year period. No additional options were offered to employees under the Stock Purchase Plan in 2006, 2005 or 2004.
Stock Option Awards
     The following summary presents information regarding outstanding stock options as of June 30, 2006 and changes during the six-month period then ended (underlying shares in thousands):

		Outstanding		Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Shares	Exercise Price	Value	Contractual Life
Outstanding at December 31, 2005	2,665	$12.39
Granted	362	$31.98
Exercised	(416)	$9.49
Forfeited or canceled	(21)	$24.03

Outstanding at June 30, 2006	2,590	$15.50	$56,393	4.7 years

Exercisable at June 30, 2006	1,795	$11.53	$46,142	4.2 years
     The weighted-average estimated grant-date fair values of employee and director stock options granted during the three-month and six-month periods ending June 30, 2006 were $12.26 and $10.31, respectively.
     The total pre-tax intrinsic value of options exercised during the second quarter of 2006 and 2005, was $4.5 million and $0.3 million, respectively. The total pre-tax intrinsic value of options exercised during the first six months of 2006 and 2005, was $9.9 million and $3.3 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $4.1 million as of June 30, 2006, and will be recognized as expense over a weighted-average period of 1.8 years.

Restricted Stock Awards
     The following summary presents information regarding outstanding restricted stock awards as of June 30, 2006 and changes during the six-month period then ended (underlying shares in thousands):

		Weighted-
	Shares	Average Price
Nonvested at December 31, 2005	36	$8.85
Granted	50	$30.58
Vested	(36)	$8.85
Forfeited	—	$—

Nonvested at June 30, 2006	50	$30.58

     The restricted stock awards granted during the first six months of 2006 cliff vest three years after the date of grant. The restricted share award grants were valued at the stock price on the date of grant. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock awards was $0.5 million as of June 30, 2006, which will be recognized as expense over a weighted-average period of 2.6 years. The total fair value of restricted stock awards that vested during the six months ended June 30, 2006 was $1.1 million. No restricted stock awards vested during the six months ended June 30, 2005.
Valuation Assumptions and Expense under SFAS No. 123(R)
     The fair value of each stock option grant under the Company’s Long-Term Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions for the periods indicated are noted in the table below. Expected volatility is based on historical volatility of the Company’s common stock calculated over the expected term of the option. The expected term for the majority of the options granted in the first six months of 2006 was calculated in accordance with SAB 107 using the simplified method for “plain-vanilla” options. The expected terms for options granted to certain executives and non-employee directors that have similar historical exercise behavior were determined separately for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Assumptions:
Risk-free interest rate	5.0%	3.8%	4.7%	3.9%
Dividend yield	—	—	—	—
Volatility factor	28	27	27	33
Expected life (in years)	4.4	3.7	4.8	4.4
Pro Forma Net Earnings
     In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated and do not include the impact of SFAS No. 123(R). Accordingly, no compensation expense related to stock option awards was recognized in the three and six-month periods ending June 30, 2005, as all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table provides pro forma net income and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the estimated fair value of an award is assumed to be expensed over the award’s vesting periods using the Black-Scholes model.

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$14,663	$24,955
Less: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(431)	(779)

Pro forma net income	$14,232	$24,176

Basic earnings per share, as reported	$0.31	$0.57

Basic earnings per share, pro forma	$0.30	$0.55

Diluted earnings per share, as reported	$0.30	$0.56

Diluted earnings per share, pro forma	$0.29	$0.54

     For stock option awards with accelerated vesting provisions that are granted to retirement-eligible employees and to employees that become eligible for retirement subsequent to the grant date, the Company previously followed the guidance of APB 25 and SFAS No. 123, which allowed compensation costs to be recognized ratably over the vesting period of the award. SFAS No. 123(R) requires compensation costs to be recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. For awards granted prior to adoption, the Securities and Exchange Commission clarified that companies should continue to follow the vesting method they had previously been using. As a result, for awards granted prior to adoption, the Company will continue to recognize compensation costs ratably over the vesting period with accelerated recognition of the unvested portion upon actual retirement. The Company will follow the guidance of SFAS No. 123(R) for awards granted subsequent to the adoption date. Therefore, the pro-forma information presented in the above table is not comparable to the amounts recognized by the Company over the same respective periods of 2006.
     The Company’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises and the vesting of restricted stock awards. These benefits totaled $1.3 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively, and $2.3 million and $0.8 million for the first half of 2006 and 2005, respectively, and were recorded as an increase to additional paid-in capital.

Note 10. Earnings Per Share
     The following table details the calculation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic Earnings Per Share:
Net income	$32,984	$14,663	$63,496	$24,955

Shares:
Weighted average number of common shares outstanding	52,388	47,362	52,249	43,744

Basic earnings per common share	$0.63	$0.31	$1.22	$0.57

Diluted Earnings Per Share:
Net income	$32,984	$14,663	$63,496	$24,955

Shares:
Weighted average number of common shares outstanding	52,388	47,362	52,249	43,744
Assuming conversion of dilutive stock options issued and outstanding	1,191	1,082	1,171	1,122

Weighted average number of common shares outstanding, as adjusted	53,579	48,444	53,420	44,866

Diluted earnings per common share	$0.62	$0.30	$1.19	$0.56

     For the quarters ended June 30, 2006 and 2005, respectively, antidilutive options to purchase 210 thousand and 570 thousand weighted-average shares of common stock were outstanding. For the six months ended June 30, 2006 and 2005, respectively, antidilutive options to purchase 234 thousand and 398 thousand weighted-average shares of common stock were outstanding. Antidilutive options outstanding were not included in the computation of diluted earnings per share.
Note 11. Comprehensive Income
     For the three months ended June 30, 2006 and 2005, comprehensive income was $50.5 million and $3.0 million, respectively. For the six months ended June 30, 2006 and 2005, comprehensive income was $89.4 million and $9.9 million, respectively. Items impacting the Company’s comprehensive income, but not included in net income, consist of foreign currency translation adjustments, including realized and unrealized gains and losses (net of income taxes) on foreign currency hedges of the Company’s investment in foreign subsidiaries, fair market value adjustments of interest rate swaps and additional minimum pension liability (net of income taxes).

Note 12. Supplemental Cash Flow Information
     In the first six months of 2006 and 2005, the Company paid $42.5 million and $7.8 million, respectively, to various taxing authorities for income taxes. Interest paid for the first six months of 2006 and 2005, was $19.0 million and $7.8 million, respectively.
Note 13. Contingencies
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

Note 14. Segment Results
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
     In the first quarter of 2006, the Company made certain organizational changes that resulted in a realignment of its reportable segments. The operations of the Company’s line of specialty bronze and high alloy pumps for the general industrial and marine markets (acquired in July 2005 as part of Thomas) and the operations of its line of self-sealing couplings (acquired in January 2004 as part of Syltone) were transferred from the Compressor and Vacuum Products segment to the Fluid Transfer Products segment. Accordingly, the results of these two operations have been included in the Fluid Transfer Products segment results. Results for the three and six months ended June 30, 2005 have been restated to reflect this realignment. In addition, operating results of Todo, a manufacturer of self-sealing couplings that was acquired in January 2006 (see Note 2) have been included in the Fluid Transfer Products segment from the date of acquisition.
     The following table provides financial information by business segment for the three and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Compressor and Vacuum Products
Revenues	$325,402	$197,325	$643,835	$386,498
Operating earnings	33,751	15,955	69,559	28,673
Operating earnings as a percentage of revenues	10.4%	8.1%	10.8%	7.4%

Fluid Transfer Products
Revenues	$90,910	$53,021	$171,771	$102,672
Operating earnings	25,275	7,553	43,883	12,939
Operating earnings as a percentage of revenues	27.8%	14.2%	25.5%	12.6%

Reconciliation of Segment Results to Consolidated Results
Total segment operating earnings	$59,026	$23,508	$113,442	$41,612
Interest expense	9,580	5,251	19,812	9,284
Other income, net	(453)	(2,690)	(1,140)	(3,322)

Consolidated income before income taxes	$49,899	$20,947	$94,770	$35,650

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

Note 15. Guarantor Subsidiaries
     The Company’s obligations under its 8% Senior Subordinated Notes due 2013 are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company (the “Guarantor Subsidiaries”). The Company’s subsidiaries that do not guarantee the Senior Subordinated Notes are referred to as the “Non-Guarantor Subsidiaries”. The guarantor condensed consolidating financial data presented below presents the statements of operations, balance sheets and statements of cash flows data (i) for Gardner Denver, Inc. (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Gardner Denver’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and Non-Guarantor Subsidiaries on a cost basis under which the investments are recorded by each entity owning a portion of another entity at historical cost); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.
Consolidating Statement of Operations
Three Months Ended June 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$110,240	$107,036	$242,730	$(43,694)	$416,312
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	70,812	74,966	168,027	(44,091)	269,714
Depreciation and amortization	2,609	3,828	8,092	—	14,529
Selling and administrative expenses	18,928	13,263	40,852	—	73,043
Interest expense	9,175	(2,203)	2,608	—	9,580
Other (income) expense, net	(747)	(1,465)	1,759	—	(453)

Total costs and expenses	100,777	88,389	221,338	(44,091)	366,413

Income before income taxes	9,463	18,647	21,392	397	49,899
Provision for income taxes	3,596	7,079	6,240	—	16,915

Net income	$5,867	$11,568	$15,152	$397	$32,984

Consolidating Statement of Operations
Three Months Ended June 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$83,887	$47,358	$125,564	$(6,463)	$250,346
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	57,486	34,998	81,425	(6,009)	167,900
Depreciation and amortization	2,512	899	3,788	—	7,199
Selling and administrative expenses	17,524	7,538	26,677	—	51,739
Interest expense	4,818	—	433	—	5,251
Other (income) expense, net	(1,882)	(915)	(785)	892	(2,690)

Total costs and expenses	80,458	42,520	111,538	(5,117)	229,399

Income (loss) before income taxes	3,429	4,838	14,026	(1,346)	20,947
Provision for income taxes	1,251	1,766	3,267	—	6,284

Net income (loss)	$2,178	$3,072	$10,759	$(1,346)	$14,663

Consolidating Statement of Operations
Six Months Ended June 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$219,385	$213,291	$467,026	$(84,096)	$815,606
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	143,585	148,320	320,425	(83,441)	528,889
Depreciation and amortization	5,140	6,508	14,879	—	26,527
Selling and administrative expenses	40,179	26,656	79,913	—	146,748
Interest expense	18,942	(4,443)	5,313	—	19,812
Other (income) expense, net	(1,403)	(2,527)	2,790	—	(1,140)

Total costs and expenses	206,443	174,514	423,320	(83,441)	720,836

Income (loss) before income taxes	12,942	38,777	43,706	(655)	94,770
Provision for income taxes	4,918	14,761	11,595	—	31,274

Net income (loss)	$8,024	$24,016	$32,111	$(655)	$63,496

Consolidating Statement of Operations
Six Months Ended June 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$163,250	$91,040	$249,436	$(14,556)	$489,170
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	113,423	67,015	163,888	(15,412)	328,914
Depreciation and amortization	4,994	1,827	7,660	—	14,481
Selling and administrative expenses	35,453	15,708	53,002	—	104,163
Interest expense	8,451	—	833	—	9,284
Other (income) expense, net	(2,225)	(2,095)	106	892	(3,322)

Total costs and expenses	160,096	82,455	225,489	(14,520)	453,520

Income (loss) before income taxes	3,154	8,585	23,947	(36)	35,650
Provision for income taxes	1,151	3,133	6,411	—	10,695

Net income (loss)	$2,003	$5,452	$17,536	$(36)	$24,955

Consolidating Balance Sheet
June 30, 2006

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and equivalents	$5,657	$743	$82,200	$—	$88,600
Accounts receivable, net	83,808	49,608	133,543	—	266,959
Inventories, net	37,703	55,466	136,448	2,111	231,728
Deferred income taxes	5,707	15,013	11,754	(9,846)	22,628
Other current assets	217	3,007	11,420	1,500	16,144

Total current assets	133,092	123,837	375,365	(6,235)	626,059

Intercompany (payable) receivables	(78,437)	74,472	7,676	(3,711)	—
Investments in affiliates	671,146	28,959	28	(700,105)	28
Property, plant and equipment, net	52,894	44,340	177,524	—	274,758
Goodwill	113,441	153,032	399,708	—	666,181
Other intangibles, net	8,549	25,787	163,094	—	197,430
Other assets	26,246	(2,816)	15,804	(10,401)	28,833

Total assets	$926,931	$447,611	$1,139,199	$(720,452)	$1,793,289

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$26,154	$—	$7,829	$—	$33,983
Accounts payable and accrued liabilities	71,677	65,606	165,801	(16,630)	286,454

Total current liabilities	97,831	65,606	173,630	(16,630)	320,437

Long-term intercompany (receivable) payable	(205,382)	(106,396)	331,916	(20,138)	—
Long-term debt, less current maturities	424,666	77	89,769	—	514,512
Deferred income taxes	—	28,315	65,144	(15,491)	77,968
Other liabilities	46,263	10,266	50,371	15,518	122,418

Total liabilities	363,378	(2,132)	710,830	(36,741)	1,035,335

Stockholders’ equity:
Common stock	562	—	—	—	562
Capital in excess of par value	483,598	386,437	308,635	(694,675)	483,995
Retained earnings	97,473	58,747	102,693	10,964	269,877
Accumulated other comprehensive income	12,462	4,559	17,041	—	34,062
Treasury stock, at cost	(30,542)	—	—	—	(30,542)

Total stockholders’ equity	563,553	449,743	428,369	(683,711)	757,954

Total liabilities and stockholders’ equity	$926,931	$447,611	$1,139,199	$(720,452)	$1,793,289

Consolidating Balance Sheet
December 31, 2005

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and equivalents	$5,557	$(369)	$105,718	$—	$110,906
Accounts receivable, net	68,006	41,944	119,517	—	229,467
Inventories, net	35,684	54,867	114,009	2,766	207,326
Deferred income taxes	4,377	4,308	22,987	(5,918)	25,754
Other current assets	(716)	2,846	10,684	—	12,814

Total current assets	112,908	103,596	372,915	(3,152)	586,267

Intercompany (payable) receivables	(68,284)	53,141	17,285	(2,142)	—
Investments in affiliates	671,182	40,645	32	(711,791)	68
Property, plant and equipment, net	57,167	49,397	176,027	—	282,591
Goodwill	113,441	144,864	361,939	—	620,244
Other intangibles, net	8,635	29,531	165,350	—	203,516
Other assets	21,287	(5,973)	5,503	1,557	22,374

Total assets	$916,336	$415,201	$1,099,051	$(715,528)	$1,715,060

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$19,616	$—	$6,465	$—	$26,081
Accounts payable and accrued liabilities	86,776	73,930	135,382	(8,325)	287,763

Total current liabilities	106,392	73,930	141,847	(8,325)	313,844

Long-term intercompany (receivable) payable	(207,110)	(98,395)	319,587	(14,082)	—
Long-term debt, less current maturities	428,854	78	113,709	—	542,641
Deferred income taxes	—	4,380	85,311	(3,520)	86,171
Other liabilities	42,443	9,826	46,328	15,518	114,115

Total liabilities	370,579	(10,181)	706,782	(10,409)	1,056,771

Stockholders’ equity:
Common stock	278	—	—	—	278
Capital in excess of par value	472,334	396,526	315,660	(711,695)	472,825
Retained earnings	89,449	33,420	78,947	4,565	206,381
Accumulated other comprehensive income (loss)	13,015	(4,564)	(2,338)	2,011	8,124
Treasury stock, at cost	(29,319)	—	—	—	(29,319)

Total stockholders’ equity	545,757	425,382	392,269	(705,119)	658,289

Total liabilities and stockholders’ equity	$916,336	$415,201	$1,099,051	$(715,528)	$1,715,060

Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows (used in) provided by operating activities	$(3,537)	$(2,467)	$32,982	$(3,702)	$23,276

Cash flows from investing activities:
Net cash paid in business combinations	(2,811)	—	(16,660)	—	(19,471)
Capital expenditures	(3,775)	(1,790)	(10,568)	—	(16,133)
Disposals of property, plant and equipment	2,886	824	7,447	—	11,157
Other, net	20	(20)	—	—	—

Net cash used in investing activities	(3,680)	(986)	(19,781)	—	(24,447)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	3,124	4,541	(10,234)	2,569	—
Principal payments on short-term borrowings	—	—	(3,979)	—	(3,979)
Proceeds from short-term borrowings	—	—	4,557	—	4,557
Principal payments on long-term debt	(65,038)	—	(32,540)	—	(97,578)
Proceeds from long-term debt	64,500	—	—	—	64,500
Proceeds from stock options	3,945	—	—	—	3,945
Excess tax benefits from stock-based compensation	2,282	—	—	—	2,282
Purchase of treasury stock	(1,223)	—	—	—	(1,223)
Debt issuance costs	(95)	—	—	—	(95)
Other	(154)	—	—	—	(154)

Net cash provided by (used in) financing activities	7,341	4,541	(42,196)	2,569	(27,745)

Effect of exchange rate changes on cash and equivalents	(24)	24	5,477	1,133	6,610

Increase (decrease) in cash and equivalents	100	1,112	(23,518)	—	(22,306)
Cash and equivalents, beginning of year	5,557	(369)	105,718	—	110,906

Cash and equivalents, end of period	$5,657	$743	$82,200	$—	$88,600

Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$17,252	$(16,662)	$17,709	$541	$18,840

Cash flows from investing activities:
Net cash paid in business combinations	(1,190)	—	(8,895)	—	(10,085)
Capital expenditures	(6,164)	(1,374)	(3,005)	—	(10,543)
Disposals of property, plant and equipment	(33)	6	318	—	291
Other, net	—	—	(2,231)	—	(2,231)

Net cash used in investing activities	(7,387)	(1,368)	(13,813)	—	(22,568)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	(23,557)	14,370	9,728	(541)	—
Principal payments on short-term borrowings	—	—	(3,118)	—	(3,118)
Proceeds from short-term borrowings	—	—	6,371	—	6,371
Principal payments on long-term debt	(240,193)	—	(17,808)	—	(258,001)
Proceeds from long-term debt	240,241	—	2,413	—	242,654
Proceeds from issuance of common stock	199,400	—	—	—	199,400
Proceeds from stock options	3,257	—	—	—	3,257
Purchase of treasury stock	(835)	—	—	—	(835)
Other	(311)	—	—	—	(311)

Net cash provided by (used in) financing activities	178,002	14,370	(2,414)	(541)	189,417

Effect of exchange rate changes on cash and equivalents	(332)	—	(3,623)	—	(3,955)

Increase (decrease) in cash and equivalents	187,535	(3,660)	(2,141)	—	181,734
Cash and equivalents, beginning of year	2,857	2,612	59,132	—	64,601

Cash and equivalents, end of period	$190,392	$(1,048)	$56,991	$—	$246,335

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
Consummated Acquisitions
     On January 9, 2006, the Company completed the acquisition of Todo. The total purchase price was 126.2 million Swedish kronor (approximately $16.1 million), net of debt and cash acquired. Todo, with assembly operations in Sweden and the United Kingdom, and a central European sales and distribution operation in the Netherlands, has an extensive offering of dry-break couplers. Todo-Matic self-sealing couplings are used by oil, chemical and gas companies to transfer their products. The Todo acquisition extends the Company’s product line of Emco Wheaton couplers, added as part of the Syltone acquisition in 2004.
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
     In the first quarter of 2006, the Company made certain organizational changes that resulted in a realignment of its reportable segments. The operations of the Company’s line of specialty bronze and high alloy pumps for the general industrial and marine markets (acquired in July 2005 as part of Thomas) and the operations of its line of self-sealing couplings (acquired in January 2004 as part of Syltone) were transferred from the Compressor and Vacuum Products segment to the Fluid Transfer Products segment. Accordingly, the results of these two operations have been included in the Fluid Transfer Products segment results. Results for the three and six months ended June 30, 2005 have been restated to reflect this realignment. In addition, operating results of Todo have been included in the Fluid Transfer Products segment from the date of acquisition.
     The Company evaluates the performance of its reportable segments based on income before interest expense, other income, net, and income taxes. Reportable segment operating earnings (defined as revenues less cost of sales (excluding depreciation and amortization), depreciation and amortization, and selling and administrative expenses) and segment operating margin (defined as segment operating earnings divided by revenues) are indicative of short-term operating performance and ongoing profitability. Management closely monitors the operating earnings of its reportable segments to evaluate past performance, management performance and compensation, and actions required to improve profitability.

Non-GAAP Financial Measures
     To supplement Gardner Denver’s financial information presented in accordance with U.S. generally accepted accounting principles (“GAAP”), management, from time to time, uses additional measures to clarify and enhance understanding of past performance and prospects for the future. These measures may exclude, for example, the impact of unique and infrequent items or items outside of management’s control (e.g. foreign currency exchange rates).
Results of Operations
Performance in the Quarter Ended June 30, 2006 Compared
with the Quarter Ended June 30, 2005
Revenues
     Revenues increased $166.0 million (66%) to $416.3 million for the three months ended June 30, 2006, compared to the same period of 2005. This increase was primarily due to the acquisitions of Thomas, Bottarini S.p.A. (“Bottarini”) and Todo, which contributed approximately $114.2 million of additional revenues. Increased shipments of drilling and well servicing pumps, compressors and blowers, combined with price increases, also contributed to the growth in revenues. The Company also implemented certain manufacturing and supply chain improvements in late 2005 and in 2006 that resulted in increased production output to meet the improved demand for its products.
     For the three months ended June 30, 2006, revenues for the Compressor and Vacuum Products segment increased $128.1 million (65%) to $325.4 million, compared to the same period of 2005. This increase was primarily due to the incremental effect of the acquisitions of Thomas and Bottarini in the third and second quarters of 2005, respectively, (56%), higher volumes of compressor and blower shipments in the U.S., Europe and China (5%), and improved pricing (4%).
     Fluid Transfer Products segment revenues increased $37.9 million (71%) to $90.9 million for the three months ended June 30, 2006, compared to the same period of 2005. This improvement was primarily due to stronger demand for oil and natural gas well drilling and servicing pumps, water jetting systems and related aftermarket parts (43%), price increases (19%) and the incremental effect of the Thomas and Todo acquisitions (8%). Favorable changes in foreign currency exchange rates (1%) also contributed to the increase in revenues.
Costs and Expenses
     Cost of sales (excluding depreciation and amortization) as a percentage of revenues improved to 64.8% in the three-month period ended June 30, 2006, from 67.1% in the same period of 2005. This improvement was attributable to cost reduction initiatives and leveraging fixed and semi-fixed costs over higher production volume. Favorable sales mix also contributed to the year over year improvement. The second quarter of 2006 included a higher percentage of drilling pump and replacement pump parts shipments compared with the second quarter of 2005. These products have cost of sales (excluding depreciation and amortization) percentages below the Company’s average. Declines in productivity related to acquisition integration efforts and material and other cost increases partially offset these improvements.

     Depreciation and amortization for the three months ended June 30, 2006 increased $7.3 million (102%) to $14.5 million, compared to the same period of the prior year, primarily due to the incremental effect of acquisitions in the second and third quarters of 2005. In the second quarter of 2006, the Company completed the allocation of the Thomas purchase price to the assets and liabilities acquired. The finalization of the fair value of this business’s tangible and amortizable intangible assets resulted in a $2.3 million net charge to depreciation and amortization expense in the second quarter of 2006, of which $1.7 million was associated with the nine month period ended March 31, 2006.
     Selling and administrative expenses increased $21.3 million (41%) in the second quarter of 2006 to $73.0 million, compared to the same period of 2005. This increase was primarily attributable to the incremental effect of acquisitions, which contributed approximately $20.7 million of additional selling and administrative expenses, and $0.8 million of incremental stock-based compensation expense associated with the implementation of SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The implementation of SFAS 123(R) is expected to increase selling and administrative expenses by approximately $0.6 million in each of the remaining quarters of 2006. The above increases were partially offset by cost reductions, net of inflationary factors such as salary increases. As a percentage of revenues, selling and administrative expenses improved from 20.7% in the second quarter of 2005 to 17.5% in the second quarter of 2006 due to leverage of these expenses over additional volume and the completion of various integration activities and cost reduction initiatives.
     The Compressor and Vacuum Products segment generated operating margin of 10.4% in the three-month period ended June 30, 2006, compared to 8.1% for the same period of 2005 (see Note 14 to the Consolidated Financial Statements for a reconciliation of segment operating earnings to consolidated income before income taxes). Cost reductions and favorable sales mix accounted for the majority of the improvement. These positive factors were partially offset by increased material costs and compensation-related expenses.
     The Fluid Transfer Products segment operating margin increased to 27.8% for the three-month period ended June 30, 2006, compared to 14.2% for the same period of 2005 (see Note 14 to the Consolidated Financial Statements for a reconciliation of segment operating earnings to consolidated income before income taxes). This improvement was primarily due to the positive impact of increased leverage of the segment’s fixed and semi-fixed costs over additional production volume and price increases. Improved productivity, benefits from capital investments and favorable sales mix associated with a higher proportion of drilling pump and replacement pump parts shipments also contributed to the increase.
     Interest expense increased $4.3 million to $9.6 million in the second quarter of 2006, compared to the second quarter of 2005. This increase was primarily due to additional funds borrowed to finance recent acquisitions and higher short-term interest rates.
     Other income, net, in the three-month period of 2005 included approximately $0.7 million of interest income earned on the investment of financing proceeds, prior to their use to complete the Thomas acquisition, and proceeds from litigation-related settlements ($1.6 million). The additional interest income and litigation-related settlements were excluded from segment operating earnings because such transactions occur infrequently and are generally not controlled by operating management at the segment level.

     Income before income taxes increased $29.0 million (138%) to $49.9 million for the three months ended June 30, 2006, compared to the same period of 2005. This increase was primarily due to increased revenue volume in both segments as a result of recent acquisitions and internal growth, cost reductions, price improvements and the related positive impact of increased leverage of fixed and semi-fixed costs over additional production volume. These positive factors were partially offset by increased stock-based compensation expense, inflation, depreciation and amortization expenses, and interest expense.
     The provision for income taxes increased $10.6 million to $16.9 million for the current quarter, compared to the prior year period, as a result of higher pre-tax income and a higher effective income tax rate. The Company’s effective tax rate for the three months ended June 30, 2006 increased to 33.9% compared to 30.0% in the same period of 2005. This increase occurred primarily as a result of incremental pre-tax income generated by the Company’s operations in the United States and Germany in 2006, which is taxed at higher rates than the Company’s effective tax rate in 2005.
     Net income for the three months ended June 30, 2006 increased $18.3 million (125%) to $33.0 million, compared to $14.7 million for the same period of 2005. This improvement was the result of higher income before taxes, partially offset by the increased provision for income taxes. On a diluted per share basis, earnings for the three months ended June 30, 2006 were $0.62, compared to $0.30, representing a 107% increase. Diluted earning per share for the current quarter reflects the impact of the issuance of 11,316,000 shares of the Company’s common stock during May 2005 (adjusted for a two-for-one stock split in the form of a 100% stock dividend that was completed on June 1, 2006).
Performance in the Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005
Revenues
     Revenues increased $326.4 million (67%) to $815.6 million for the six months ended June 30, 2006, compared to the same period of 2005. This increase was primarily due to the acquisitions of Thomas, Bottarini and Todo, which contributed approximately $227.1 million of additional revenues. Increased shipments of oil and natural gas well drilling and servicing pumps, compressors and blowers, combined with price increases, also contributed to the growth in revenues. The Company also implemented certain manufacturing and supply chain improvements in late 2005 and in 2006 that resulted in increased production output to meet the improved demand for its products. The improvement in revenues was partially offset by unfavorable changes in foreign currency exchange rates.
     For the six months ended June 30, 2006, revenues for the Compressor and Vacuum Products segment increased $257.3 million (67%) to $643.8 million, compared to the same period of 2005. This increase was primarily due to the incremental effect of the acquisitions of Thomas and Bottarini in the third and second quarters of 2005, respectively, (57%), higher volumes of compressor and blower shipments in the U.S., Europe and China (8%), and improved pricing (4%). The above factors were partially offset by unfavorable changes in foreign currency exchange rates (2%).
     Fluid Transfer Products segment revenues increased $69.1 million (67%) to $171.8 million for the six months ended June 30, 2006, compared to the same period of 2005. This improvement was primarily due to stronger demand for drilling and well servicing pumps, water jetting systems and related aftermarket parts (45%), price increases (14%) and the incremental effect of the Thomas and Todo acquisitions (9%). The above factors were partially offset by unfavorable changes in foreign currency exchange rates (1%).

Costs and Expenses
     Cost of sales (excluding depreciation and amortization) as a percentage of revenues improved to 64.8% in the six-month period ended June 30, 2006, from 67.2% in the same period of 2005. This improvement was attributable to cost reduction initiatives and leveraging fixed and semi-fixed costs over higher production volume. Favorable sales mix also contributed to the year over year improvement. The first half of 2006 included a higher percentage of drilling pump and replacement pump parts shipments compared with the first half of 2005. These products have cost of sales (excluding depreciation and amortization) percentages below the Company’s average. Declines in productivity related to acquisition integration efforts and material and other cost increases partially offset these improvements.
     Depreciation and amortization for the six months ended June 30, 2006 increased $12.0 million (83%) to $26.5 million, compared to the same period of the prior year, primarily due to the incremental effect of acquisitions in the second and third quarters of 2005. In the second quarter of 2006, the Company completed the allocation of the Thomas purchase price to the assets and liabilities acquired. The finalization of the fair value of this business’s tangible and amortizable intangible assets resulted in a $2.3 million net charge to depreciation and amortization expense in the second quarter of 2006, of which $1.0 million was associated with the six month period ended December 31, 2005.
     Selling and administrative expenses increased $42.6 million (41%) in the first half of 2006 to $146.7 million, compared to the same period of 2005. This increase was primarily attributable to the incremental effect of acquisitions, which contributed approximately $40.7 million of additional selling and administrative expenses, and $3.6 million of incremental stock-based compensation expense associated with the implementation of SFAS No. 123(R) effective January 1, 2006. A disproportionate amount of stock-based compensation expense was recognized in the first quarter of 2006 due to the number of options and awards held by employees eligible for retirement. The above increases were partially offset by cost reductions, net of inflationary factors such as salary increases. As a percentage of revenues, selling and administrative expenses improved from 21.3% in the first six months of 2005 to 18.0% in the same period of 2006 due to increased leverage of these expenses over additional volume and the completion of various integration activities and cost reduction initiatives.
     The Compressor and Vacuum Products segment generated operating margin of 10.8% during the six-month period ended June 30, 2006, compared to 7.4% for the same period of 2005 (see Note 14 to the Consolidated Financial Statements for a reconciliation of segment operating earnings to consolidated income before income taxes). Contributions from acquisitions (net of cost reductions realized) with operating margins higher than the Company’s previously existing businesses, cost reductions and favorable sales mix accounted for the majority of the improvement. These positive factors were partially offset by increased material costs and compensation-related expenses.
     The Fluid Transfer Products segment operating margin increased to 25.5% for the six-month period ended June 30, 2006, compared to 12.6% for the same period of 2005. This improvement was primarily due to the positive impact of increased leverage of the segment’s fixed and semi-fixed costs over additional production volume and price increases. Improved productivity, benefits from capital investments and favorable sales mix associated with a higher proportion of drilling pump and replacement pump parts shipments also contributed to the increase.

     Interest expense increased $10.5 million to $19.8 million during the first six months of 2006, compared to the same period of 2005. This increase was primarily due to additional funds borrowed to finance recent acquisitions and higher short-term interest rates. The weighted average interest rate for the first six months of 2006 was 6.8%, compared to 6.0% in the comparable prior year period. The higher weighted average interest rate in 2006 was primarily attributable to increases in market rates on floating rate debt and the issuance of $125.0 million of 8% Senior Subordinated Notes in May 2005.
     Other income, net, decreased $2.2 million to $1.1 million during the first six months of 2006 compared to the same period in 2005. This decrease resulted primarily from the same factors that accounted for the reduction in the second quarter of 2006 compared to the second quarter of 2005.
     Income before income taxes increased $59.1 million (166%) to $94.8 million for the six months ended June 30, 2006, compared to the same period of 2005. This increase was primarily due to increased revenue volume in both segments as a result of recent acquisitions and internal growth, cost reductions, price improvements and the related positive impact of increased leverage of fixed and semi-fixed costs over additional production volume. These positive factors were partially offset by increased stock-based compensation expense, higher depreciation and amortization expenses, and interest expense.
     The provision for income taxes increased $20.6 million to $31.3 million for the first six months of 2006, compared to the prior year period, as a result of higher pre-tax income and a higher effective income tax rate. The Company’s effective tax rate for the six months ended June 30, 2006 increased to 33.0% compared to 30.0% in the same period of 2005, primarily as a result of incremental pre-tax income generated by the Company’s operations in the United States and Germany in 2006, which is taxed at higher rates than the Company’s effective tax rate in 2005.
     Net income for the six months ended June 30, 2006 increased $38.5 million (154%) to $63.5 million, compared to $25.0 million for the same period of 2005. This improvement was the result of higher income before taxes, partially offset by the increased provision for income taxes. On a diluted per share basis, earnings for the six months ended June 30, 2006 were $1.19, compared to $0.56, representing a 113% increase. Diluted earning per share for the first six months of 2006 reflects the impact of the issuance of 11,316,000 shares of the Company’s common stock during May 2005 (adjusted for a two-for-one stock split in the form of a 100% stock dividend that was completed on June 1, 2006).
Outlook
     In general, demand for compressor and vacuum products tends to correlate to the rate of manufacturing capacity utilization and the rate of change of industrial equipment production because air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows economic growth patterns indicated by the rates of change in the Gross Domestic Product around the world. Total industry capacity utilization in the U.S. has remained above the key threshold level of 80% since November 2005, which is a positive indicator of demand for the Company’s compressor and vacuum products.
     Generally, demand for the Company’s products used in industrial applications lags economic cycle changes by approximately six months. Therefore, management remains optimistic about the demand outlook for industrial products through the remainder of 2006. Demand for the Company’s drilling and well servicing pumps also remains strong and, given the extended visibility in this portion of the

Company’s business, management expects demand to remain strong for these products at least through 2007. The Company was successful in improving revenues in the Fluid Transfer Products segment in the second quarter of 2006 through price increases and additional outsourcing of component production. Further revenue increases for oil and natural gas-related products will depend upon the Company’s ability to identify additional outsourcing alternatives, implement incremental price increases and expand machining capacity through selective capital investment.
     In the second quarter of 2006, orders for compressor and vacuum products were $344.3 million, compared to $205.3 million in the same period of 2005. Order backlog for the Compressor and Vacuum Products segment was $342.9 million as of June 30, 2006, compared to $199.0 million as of June 30, 2005. The incremental impact from acquisitions completed during 2005 on order backlog for this segment was approximately $94.2 million as of June 30, 2006. Acquisitions contributed $114.6 million and $218.9 million to order growth for this reportable segment in the three and six-month periods of 2006. Excluding the impact of acquisitions, the increase in orders and backlog compared to the prior year was primarily due to stronger industrial demand and pricing. The organic order growth was relatively broad-based, with no specific market segment or region driving the improvement.
     Demand for petroleum-related fluid transfer products has historically corresponded to market conditions and expectations for oil and natural gas prices. Orders for fluid transfer products increased $42.0 million, or 61%, to $110.4 million in the second quarter of 2006 compared to 2005. Order backlog for the Fluid Transfer Products segment was $193.1 million at June 30, 2006, compared to $96.8 million at June 30, 2005, representing a 99% increase. The increases in orders and backlog were primarily due to strong demand for drilling pumps, well servicing pumps and petroleum pump parts as a result of continued high prices for oil and natural gas and price increases. Future increases in demand for these products will likely be dependent upon rig counts and oil and natural gas prices, which the Company cannot predict. In response to current and expected future demand for fluid transfer products, the Company has made selective capital investments to improve production efficiency and outsourced certain machining operations to reduce the potential for manufacturing bottlenecks.
     The Company has launched several initiatives aimed at integrating recent acquisitions and streamlining manufacturing operations.
     The Company previously announced its plan to transfer the manufacturing of standard liquid ring pumps from a production facility in Nuremberg, Germany to other existing Company facilities in China and Brazil. Management expects that the facility expansion in China will be completed in the third quarter and the entire production transfer will be completed by the end of 2006.
     In addition, management began rationalizing the Company’s European blower product lines and manufacturing facilities. Current plans call for merging the Company’s separate blower manufacturing operations in Schopfheim, Germany, and relocating the mobile blower product line from Schopfheim to a Gardner Denver facility in the U.K., where other European mobile equipment is currently manufactured. Management is also rationalizing the side channel blower product lines acquired as part of the Nash Elmo and Thomas acquisitions and intends to centralize production of standard products in the Company’s manufacturing facility in Bad Neustadt, Germany. These projects are scheduled to be completed by the fourth quarter of 2007.

Liquidity and Capital Resources
Operating Working Capital
     During the six months ended June 30, 2006, operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $63.2 million to $212.2 million. This increase was driven by higher accounts receivable resulting from the revenue growth during 2006 compared to 2005, higher inventory levels required to support the current year increase in customer orders and backlog and a reduction in accounts payable and accrued liabilities, net, primarily reflecting the timing of payments. These factors were partially offset by the realization of benefits from the implementation of lean manufacturing initiatives in 2005 and 2006. Inventory turnover and days sales outstanding in the second quarter of 2006 were comparable to the levels of the fourth quarter of 2005. Net working capital (defined as total current assets less total current liabilities) was $305.6 million at June 30, 2006 compared with $272.4 million at December 31, 2005.
Cash Flows
     During the first six months of 2006, net cash provided by operating activities was $23.3 million, a 24% increase compared to $18.8 million generated during the comparable period of 2005. This increase was primarily due to higher net income and depreciation and amortization expense, mostly offset by volume-related increases in accounts receivable and inventories. Net cash used by financing activities of $27.7 million during the first six months of 2006 reflected the use of available cash and cash generated from operating activities to repay long-term borrowings. During the six months ended June 30, 2006, the Company’s net repayments of long-term borrowings totaled $33.1 million. On June 30, 2006, the Company’s debt to total capital was 42.0%, compared to 46.4% on December 31, 2005.
Capital Expenditures and Commitments
     Capital projects designed to increase operating efficiency and flexibility, expand production capacity and bring new products to market resulted in capital expenditures of approximately $16.1 million in the first six months of 2006. Capital spending in 2006 was $5.6 million higher than in the comparable period in 2005, primarily due to the timing of capital projects and spending related to cost reduction initiatives and recent acquisitions. Commitments for capital expenditures at June 30, 2006 were approximately $26.0 million. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.
     In October 1998, the Company’s Board of Directors authorized the repurchase of up to 3,200,000 shares of the Company’s common stock to be used for general corporate purposes, of which 420,600 shares remain available for repurchase under this program as of June 30, 2006. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell the Company’s common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise or vesting of incentive stock options, restricted stock or performance shares. The Company’s Board of Directors has authorized up to 800,000 shares for repurchase under this program, and of this amount, 405,916 shares remain available for repurchase as of June 30, 2006. As of June 30, 2006, a total of 3,173,484 shares have been repurchased at a cost of approximately $23.5 million under both repurchase programs.

Liquidity
     On July 1, 2005, the Company’s $605.0 million amended and restated credit agreement (the “2005 Credit Agreement”) became effective with the completion of the Thomas acquisition. The 2005 Credit Agreement provided the Company with access to senior secured credit facilities, including a $380.0 million Term Loan, and restated its $225.0 million Revolving Line of Credit, in addition to superceding the Company’s previously existing credit agreement.
     The Term Loan has a final maturity of July 1, 2010 and the outstanding principal balance at June 30, 2006 was $248.5 million. The Term Loan requires quarterly principal payments aggregating $13 million for the remainder of 2006 and $33 million, $52 million, $92 million and $59 million per year in 2007 through 2010, respectively.
     The Revolving Line of Credit matures on September 1, 2009. Loans under this facility may be denominated in U.S. dollars or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2005 Credit Agreement. On June 30, 2006, the Revolving Line of Credit had an outstanding principal balance of $142.8 million, leaving $82.2 million available for letters of credit or for future use, subject to the terms of the Revolving Line of Credit.
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

Contractual Obligations and Commitments
     The following table and accompanying disclosures summarize the Company’s significant contractual obligations at June 30, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payments Due by Period
(dollars in millions)		Balance			After
Contractual Cash Obligations	Total	of 2006	2007 - 2008	2009 - 2010	2010

Debt	$541.1	$20.7	$86.3	$294.4	$139.7
Estimated interest payments (1)	132.5	16.8	50.9	28.9	35.9
Capital leases	7.4	0.2	0.6	0.5	6.1
Operating leases	48.2	7.1	18.3	9.4	13.4
Purchase obligations (2)	211.2	178.8	30.4	1.8	0.2

Total	$940.4	$223.6	$186.5	$335.0	$195.3

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument. Management expects to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of June 30, 2006. For this reason, these numbers will not provide a complete and reliable indicator of the Company’s expected future cash outflows.
     In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the total accrued benefit liability for pension and other postretirement benefit plans recognized as of December 31, 2005, was $92.2 million. This amount excludes $5.9 million of deferred income taxes and $9.6 million of accumulated other comprehensive income relating to the Company’s recognition of a minimum pension liability. The accrued liability for pension and other postretirement benefit plans is included in the consolidated balance sheet line items accrued liabilities, postretirement benefits other than pensions and other liabilities. This amount is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plan assets. Because the accrued liability does not represent expected liquidity needs, the Company did not include this amount in the contractual obligations table above.
     The Company funds its U.S. qualified pension plans in accordance with Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and in accordance with Internal Revenue Service regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions and expects to contribute a total of approximately $3.0 million to its U.S. qualified pension plans during 2006. Furthermore, the Company expects to contribute a total of approximately $2.5 million to the U.S. postretirement health care benefit plan during 2006. Future contributions are dependent upon various factors including the performance of the plan assets, benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included as a contractual obligation in the above table. The Company generally expects to fund all future contributions with cash flows from operating activities.

     The Company’s non-U.S. pension plans are funded in accordance with local laws and income tax regulations. The Company expects to contribute a total of approximately $4.2 million to its non-U.S. qualified pension plans during 2006. No amounts have been included in the contractual obligations table due to the same reasons noted above.
     As of December 31, 2005, the projected benefit obligation of the U.S. qualified pension plans was $74.9 million, and the fair value of plan assets was $56.8 million. As of December 31, 2005, the projected benefit obligation of the non-U.S. pension plans was $182.3 million, and the fair value of non-U.S. pension plan assets was $122.1 million. Disclosure of amounts in the above table regarding expected benefit payments in future years for the Company’s pension plans and other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. However, in order to inform the reader about expected benefit payments for these plans over the next several years, the Company anticipates annual benefit payments to be in the range of approximately $8.0 million to $9.0 million and $3.0 million to $4.0 million for the U.S. plans and the non-U.S. plans, respectively, in 2006 and remain at or near this annual level for the next several years.
     Deferred income tax liabilities as of June 30, 2006, were $78.0 million. This amount is not included in the total contractual obligations table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
     In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of June 30, 2006, the Company had $37.5 million in such instruments outstanding and had pledged $2.3 million of cash to the issuing financial institutions as collateral for such instruments.
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
Changes in Accounting Principles and Effects of New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows.” The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006. Disclosures related to the Company’s stock-based compensation plans are included in Note 9.
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Management has commenced the process of evaluating the expected effect of FIN 48 on the Company’s consolidated financial statements and related disclosure requirements.

     In June 2006, the Emerging Issues Task Force reached a consensus on the income statement presentation of various types of taxes. The new guidance, Emerging Issues Task Force Issue 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”) applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” The EITF’s decision on gross/net presentation requires that any such taxes reported on a gross basis be disclosed on an aggregate basis in interim and annual financial statements, for each period for which an income statement is presented, if those amounts are significant. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. Management has commenced the process of evaluating the expected effect of EITF 06-3 on the Company’s disclosure requirements.
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
     The following uncertainties and factors, among others, including those set forth under “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2005, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the ability to effectively integrate acquisitions, including product and manufacturing rationalization initiatives, and realize anticipated cost savings, synergies and revenue enhancements; (2) the risk that the Company may incur significant cash integration costs to achieve any such cost savings; (3) the Company’s exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and gas drilling and production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s compressor and vacuum products; (4) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers; (5) the risks associated with intense competition in the Company’s markets, particularly the pricing of the Company’s products; (6) the Company’s ability to continue to identify and complete other strategic acquisitions and effectively integrate such acquisitions to achieve desired financial benefits; (7) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. dollar, the Euro, the British pound and the Chinese yuan); (8) changes in the availability or costs of new financing to support the Company’s operations and future investments; (9) the risks associated with pending asbestos and silicosis personal injury lawsuits, as well as other potential product liability and warranty claims due to the nature of the Company’s products; (10) the risks associated with environmental compliance costs and liabilities; (11) the ability to attract and retain quality management personnel; (12) the ability to avoid employee work stoppages and other labor difficulties; (13) the risks associated with defending against potential intellectual property claims and enforcing intellectual property rights; (14) market performance of pension plan assets and changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations; (15) the risk of possible future charges if the Company determines that the value of goodwill or other intangible assets has been impaired; and (16) changes in laws and regulations, including accounting standards, tax requirements and related interpretations or guidance. The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, although its situation and circumstances may change in the future.
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

     To effectively manage interest costs, the Company uses interest rate swaps as cash flow hedges of variable rate debt. Including the impact of interest rate swaps outstanding, the interest rates on approximately 56% of the Company’s total borrowings were effectively fixed as of June 30, 2006. Also as part of its hedging strategy, the Company periodically uses purchased option and forward exchange contracts as cash flow hedges to minimize the impact of currency fluctuations on transactions, future cash flows and firm commitments. These contracts for the sale or purchase of currencies generally mature within one year.
Item 4. Controls and Procedures
     The Company’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of the Chairman, President and Chief Executive Officer and the Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon this evaluation, the Chairman, President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the Chairman, President and Chief Executive Officer and the Vice President, Finance and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chairman, President and Chief Executive Officer and the Vice President, Finance and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the three months ended June 30, 2006 are listed in the following table. All share and per share amounts reflect the effect of a two-for-one stock split (in the form of a 100% stock dividend) that was completed on June 1, 2006.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (2)	Programs
April 1, 2006 — April 30, 2006	—	N/A	—	835,116

May 1, 2006 — May 31, 2006	20,132	$40.09	8,600	826,516

June 1, 2006 — June 30, 2006	304	$38.74	—	826,516

Total	20,436	$40.07	8,600	826,516

(1)	Includes shares exchanged or surrendered in connection with the exercise of options under Gardner Denver’s stock option plans.

(2)	In October 1998, Gardner Denver’s Board of Directors authorized the repurchase of up to 3,200,000 shares of the Company’s Common Stock to be used for general corporate purposes and the repurchase of up to 800,000 shares of the Company’s Common Stock under a Stock Repurchase Program for Gardner Denver’s executive officers. Both authorizations remain in effect until all the authorized shares are repurchased unless modified by the Board of Directors.

Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held pursuant to notice on May 2, 2006. At the Annual Meeting, Ross J. Centanni and Richard L. Thompson were elected to serve as directors for a three-year term expiring in 2009. There were 21,134,183 affirmative votes cast, 3,561,975 votes against and no abstaining votes concerning Mr. Centanni’s election as a director, and 21,856,933 affirmative votes cast, 2,839,255 votes against and no abstaining votes concerning Mr. Thompson’ election as a director. The terms of directors Frank J. Hansen, Thomas M. McKenna, Diane K. Schumacher, Donald G. Barger, Raymond R. Hipp and David D. Petratis continued past the Annual Meeting. Stockholders also elected to approve an amendment to the Certificate of Incorporation to increase the number of authorized shares of Company common stock to permit a two-for-one stock split in the form of a 100% stock dividend. There were 24,222,312 affirmative votes cast, 460,799 votes against and 11,369 abstaining votes or non-votes concerning the amendment to the Company’s Certificate of Incorporation.
Item 6. Exhibits
3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 3, 2006, and incorporated herein by reference.

11	Statement re: Computation of Earnings Per Share, filed herewith as Note 10.

12	Statements re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC. (Registrant)

Date: August 8, 2006	By:	/s/ Ross J. Centanni

Ross J. Centanni
Chairman, President & CEO

Date: August 8, 2006	By:	/s/ Helen W. Cornell

Helen W. Cornell
Vice President, Finance & CFO

Date: August 8, 2006	By:	/s/ David J. Antoniuk

David J. Antoniuk
Vice President and Corporate
Controller (Principal Accounting Officer)

GARDNER DENVER, INC.
Exhibit Index

Exhibit
No.	Description
3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 3, 2006, and incorporated herein by reference.

11	Statement re: Computation of Earnings Per Share, filed herewith as Note 10.

12	Statements re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.