Form 10-Q
period 2006-09-30
GARDNER DENVER INC
filed 2006-11-09
CIK 916459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,506,354 shares of Common Stock, par value $0.01 per share, as of October 29, 2006.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$414,028	$356,095	$1,229,634	$845,265

Costs and expenses:
Cost of sales (excluding depreciation and amortization)	271,549	240,535	800,438	569,449
Depreciation and amortization	13,000	11,335	39,527	25,816
Selling and administrative expenses	73,783	71,082	220,531	175,245
Interest expense	8,762	10,358	28,574	19,642
Other income, net	(1,015)	(1,016)	(2,155)	(4,338)

Total costs and expenses	366,079	332,294	1,086,915	785,814

Income before income taxes	47,949	23,801	142,719	59,451
Provision for income taxes	15,832	7,140	47,106	17,835

Net income	$32,117	$16,661	$95,613	$41,616

Basic earnings per share	$0.61	$0.32	$1.83	$0.90

Diluted earnings per share	$0.60	$0.32	$1.79	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and equivalents	$86,024	$110,906
Accounts receivable (net of allowances of $10,333 at September 30, 2006 and $9,605 at December 31, 2005)	271,677	229,467
Inventories, net	228,555	207,326
Deferred income taxes	27,270	25,754
Other current assets	16,544	12,814

Total current assets	630,070	586,267

Property, plant and equipment, net	266,533	282,591
Goodwill	679,042	620,244
Other intangibles, net	197,511	203,516
Other assets	21,775	22,442

Total assets	$1,794,931	$1,715,060

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$32,034	$26,081
Accounts payable	102,733	103,028
Accrued liabilities	198,252	184,735

Total current liabilities	333,019	313,844

Long-term debt, less current maturities	459,197	542,641
Postretirement benefits other than pensions	31,863	31,387
Deferred income taxes	83,551	86,171
Other liabilities	89,648	82,728

Total liabilities	997,278	1,056,771

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,501,169 and 51,998,704 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	562	278
Capital in excess of par value	487,131	472,825
Retained earnings	301,994	206,381
Accumulated other comprehensive income	39,608	8,124
Treasury stock at cost, 3,733,095 and 3,618,052 shares at September 30, 2006 and December 31, 2005, respectively	(31,642)	(29,319)

Total stockholders’ equity	797,653	658,289

Total liabilities and stockholders’ equity	$1,794,931	$1,715,060

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows From Operating Activities
Net income	$95,613	$41,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,527	25,816
Unrealized foreign currency transaction loss (gain), net	354	(108)
Net loss on asset dispositions	51	146
Stock issued for employee benefit plans	2,767	2,496
Excess tax benefits from stock-based compensation	(2,925)	—
Deferred income taxes	(4,787)	(1,874)
Changes in assets and liabilities:
Receivables	(32,639)	(7,638)
Inventories	(16,581)	(4,316)
Accounts payable and accrued liabilities	(2,212)	(8,609)
Other assets and liabilities, net	7,572	5,298

Net cash provided by operating activities	86,740	52,827

Cash Flows From Investing Activities
Net cash paid in business combinations	(20,057)	(480,421)
Capital expenditures	(26,277)	(22,650)
Disposals of property, plant and equipment	11,436	536
Other, net	—	(2,148)

Net cash used in investing activities	(34,898)	(504,683)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(7,997)	(23,380)
Proceeds from short-term borrowings	8,293	16,663
Principal payments on long-term debt	(210,376)	(467,328)
Proceeds from long-term debt	120,922	786,150
Proceeds from issuance of common stock	—	199,318
Proceeds from stock options	4,593	5,498
Excess tax benefits from stock-based compensation	2,925	—
Purchase of treasury stock	(1,222)	(2,810)
Debt issuance costs	(540)	(7,789)
Other	(158)	—

Net cash (used in) provided by financing activities	(83,560)	506,322

Effect of exchange rate changes on cash and equivalents	6,836	(4,511)

(Decrease) increase in cash and equivalents	(24,882)	49,955
Cash and equivalents, beginning of year	110,906	64,601

Cash and equivalents, end of period	$86,024	$114,556

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
     The financial information presented as of any date other than December 31, 2005 has been prepared from the books and records of the Company without audit. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such financial statements, have been included.
     The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Gardner Denver’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
     Other than as specifically indicated in the “Notes to Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2005.
     In the first quarter of 2006, the Company made certain organizational changes that resulted in a realignment of its reportable segments. The operations of the Company’s line of specialty bronze and high alloy pumps for the general industrial and marine markets (acquired in July 2005 as part of Thomas Industries Inc. (“Thomas”)) (see Note 2) and the operations of its line of self-sealing couplings (acquired in January 2004 as part of Syltone plc (“Syltone”)) were transferred from the Compressor and Vacuum Products segment to the Fluid Transfer Products segment. Accordingly, reportable segment information for these two operations has been included in the Fluid Transfer Products segment results. Results for the three and nine-month periods ended September 30, 2005 have been restated to reflect this realignment. In addition, operating results of the Todo Group (“Todo”), a manufacturer of self-sealing couplings that was acquired in January 2006 (see Note 2) have been included in the Fluid Transfer Products segment from the date of acquisition.

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
     In June 2006, the Emerging Issues Task Force reached a consensus on the income statement presentation of various types of taxes. The new guidance, Emerging Issues Task Force Issue 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”) applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” The EITF’s decision on gross versus net presentation requires that any such taxes reported on a gross basis be disclosed on an aggregate basis in interim and annual financial statements, for each period for which an income statement is presented, if those amounts are significant. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. Management has commenced the process of evaluating the expected effect of EITF 06-3 on the Company’s disclosure requirements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements and related disclosure requirements.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No.158 requires prospective application, and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. Additionally, this statement requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. Management has commenced the process of evaluating the expected effect of SFAS No. 158 on the Company’s consolidated financial statements and related disclosure requirements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which addresses the diversity in practice in quantifying financial statement misstatements and provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Management is currently evaluating the impact the adoption of SAB No. 108 will have on the Company’s consolidated financial statements and related disclosure requirements.
Note 2. Business Combinations
     Service marks, trademarks and/or tradenames and related designs or logotypes owned by Gardner Denver, Inc. or its subsidiaries are shown in italics.
     The following table presents summary information with respect to acquisitions completed by Gardner Denver during 2005:

Date of Acquisition	Acquired Entity	Net Transaction Value
June 1, 2005	Bottarini S.p.A.	€8.0 million (approximately $10.0 million)
July 1, 2005	Thomas Industries Inc.	$483.5 million
     During the nine-month period ended September 30, 2006, the Company also made cash acquisition payments of approximately $4.0 million, primarily consisting of payments to former stockholders and transaction-related costs in connection with Thomas, and reflected in the above transaction value.
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

Acquisition of Thomas Industries Inc.
     Under the purchase method of accounting, the assets and liabilities of Thomas were recorded at their estimated respective fair values as of July 1, 2005. The initial allocation of the purchase price was subsequently adjusted when preliminary valuation estimates were finalized. The following table summarizes the nature and amount of such adjustments recorded in 2006:
Thomas Industries Inc.
Purchase Price Allocation and Adjustments
September 30, 2006

Total intangible assets recorded as of December 31, 2005	$360,373
Purchase accounting adjustments recorded in 2006:
Fair value of current assets and liabilities, net	9,090
Fair value of property, plant and equipment, net	2,893
Termination benefits and other related liabilities	(2,872)
Income taxes, net	4,865
Other, net	1,951

Total intangible assets recorded as of September 30, 2006	$376,300

Goodwill	$276,955
Identifiable intangible assets	99,345

Total	$376,300

     Finalization of the fair value of the Thomas tangible and amortizable intangible assets resulted in a cumulative $5.5 million pre-tax charge to depreciation expense and a cumulative $3.2 million pre-tax credit to amortization expense in the second quarter of 2006.
     In connection with the acquisition of Thomas, the Company initiated plans to close and consolidate certain former Thomas facilities, primarily in the U.S. and Europe. These plans include various voluntary and involuntary employee termination and relocation programs affecting both salaried and hourly employees and exit costs associated with the sale, lease termination or sublease of certain manufacturing and administrative facilities. The terminations, relocations and facility exits are expected to be substantively completed during the next nine months. A liability of $17,500 was included in the allocation of the Thomas purchase price for the estimated cost of these actions at July 1, 2005 in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Based on finalization of these plans, an estimated total cost of $16,862 has been included in the allocation of the Thomas purchase price. The cost of these plans is comprised of the following:

Voluntary and involuntary employee termination and relocation	$14,718
Lease termination and related costs	1,007
Other	1,137

Total	$16,862

     The following table summarizes the activity in the associated accrual account. All additional amounts accrued, net, were recorded as adjustments to the cost of acquiring Thomas.

	Termination
	Benefits	Other	Total
Established at July 1, 2005	$16,814	$686	$17,500
Amounts paid	(8,157)	—	(8,157)

Balance at December 31, 2005	8,657	686	9,343
Additional amounts accrued (reversed), net	(2,096)	1,458	(638)
Amounts paid	(3,096)	(527)	(3,623)

Balance at September 30, 2006	$3,465	$1,617	$5,082

Note 3. Stockholders’ Equity and Stock Split
     On May 2, 2006, the Company’s stockholders approved an increase in the number of authorized shares of common stock from 50 million to 100 million. This increase in shares allowed the Company to complete the previously announced two-for-one stock split (in the form of a 100% stock dividend). Stockholders of record at the close of business on May 11, 2006 received a stock dividend of one share of the Company’s common stock for each share owned. The stock dividend was paid after the close of business on June 1, 2006. All shares reserved for issuance pursuant to the Company’s stock option, retirement savings and stock purchase plans were automatically increased by the same proportion pursuant to the Company’s Long-Term Incentive Plan and retirement savings plan. In addition, shares subject to outstanding options or other rights to acquire the Company’s stock and the exercise price for such shares were adjusted proportionately. The Company transferred $0.3 million to common stock from additional paid-in capital, representing the aggregate par value of the shares issued under the stock split. Current and prior year share and per share amounts in this report on Form 10-Q reflect the effect of the two-for-one stock split (in the form of a 100% stock dividend) that was completed on June 1, 2006.

Note 4. Inventories

	September 30,	December 31,
	2006	2005
Raw materials, including parts and subassemblies	$104,212	$95,855
Work-in-process	39,653	37,230
Finished goods	95,493	80,494

	239,358	213,579
Excess of FIFO costs over LIFO costs	(10,803)	(6,253)

Inventories, net	$228,555	$207,326

Note 5. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill attributable to each business segment for the nine-month period ended September 30, 2006, and the year ended December 31, 2005, are presented in the table below. The adjustments to goodwill recorded in 2006 reflect the finalization of the purchase price allocations for the Thomas and Bottarini S.p.A. (“Bottarini”) acquisitions.

	Compressor &	Fluid
	Vacuum	Transfer
	Products	Products	Total
Balance as of December 31, 2004	$336,075	$38,084	$374,159
Acquisitions	256,942	—	256,942
Adjustments to goodwill	4,332	—	4,332
Foreign currency translation	(13,908)	(1,281)	(15,189)

Balance as of December 31, 2005	583,441	36,803	620,244
Acquisitions	—	12,409	12,409
Adjustments to goodwill	24,724	—	24,724
Foreign currency translation	20,093	1,572	21,665

Balance as of September 30, 2006	$628,258	$50,784	$679,042

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	September 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists and relationships	$63,290	$(7,793)	$105,896	$(7,389)
Acquired technology	37,691	(18,652)	30,802	(13,164)
Other	11,758	(4,376)	13,453	(3,558)
Unamortized intangible assets:
Trademarks	115,593	—	77,476	—

Total other intangible assets	$228,332	$(30,821)	$227,627	$(24,111)

     Amortization of intangible assets for the three and nine-month periods ended September 30, 2006, was $2.6 million and $5.8 million, respectively. Finalization of the fair value of the Thomas amortizable intangible assets resulted in a cumulative $3.2 million pre-tax credit to amortization expense in the second quarter of 2006. Amortization of intangible assets for the three and nine-month periods ended September 30, 2005, was $2.9 million and $6.6 million, respectively. Amortization of intangible assets is anticipated to be approximately $8.0 to $9.0 million annually in 2006 through 2010, based upon existing intangible assets with finite useful lives as of September 30, 2006.
Note 6. Accrued Product Warranty
     The following table summarizes the activity in the Company’s product warranty accrual for the three and nine-month periods ended September 30, 2006 and 2005, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$17,048	$10,861	$15,254	$10,671
Product warranty accruals	3,101	3,464	10,985	7,374
Settlements	(3,961)	(3,235)	(10,709)	(6,700)
Other (acquisitions and foreign currency translation)	747	5,872	1,405	5,617

Balance at end of period	$16,935	$16,962	$16,935	$16,962

Note 7. Pension and Other Postretirement Benefits
     The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and nine–month periods ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Service cost	$857	$1,346	$1,342	$1,342	$33	$28
Interest cost	993	1,025	2,120	2,008	390	409
Expected return on plan assets	(1,087)	(1,150)	(2,367)	(1,901)	—	—
Amortization of prior-service cost	(18)	(2)	—	—	(27)	11
Amortization of net loss (gain)	124	136	122	56	(56)	(139)

Net periodic benefit expense	$869	$1,355	$1,217	$1,505	$340	$309

	Nine Months Ended September 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Service cost	$2,571	$2,552	$4,026	$3,815	$99	$28
Interest cost	2,979	2,801	6,360	5,948	1,170	1,169
Expected return on plan assets	(3,261)	(3,100)	(7,101)	(5,935)	—	—
Amortization of prior-service cost	(54)	(52)	—	—	(81)	(39)
Amortization of net loss (gain)	372	356	366	135	(168)	(439)

Net periodic benefit expense	$2,607	$2,557	$3,651	$3,963	$1,020	$719

     During the third quarter of 2006, the Company announced changes to certain of its defined pension benefit plans, effective November 1, 2006. See Note 16, “Subsequent Event.”
Note 8. Debt
     The Company’s debt is summarized as follows:

	September 30,	December 31,
	2006	2005
Short-term debt	$201	$1,860

Long-term debt:
Credit Line, due 2010 (1)	$140,261	$158,900
Term Loan, due 2010 (2)	194,000	255,000
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages (3)	9,543	8,892
Variable Rate Industrial Revenue Bonds, due 2018 (4)	8,000	8,000
Capitalized leases and other long-term debt	14,226	11,070

Total long-term debt, including current maturities	491,030	566,862
Current maturities of long-term-debt	31,833	24,221

Total long-term debt, less current maturities	$459,197	$542,641

(1)	The loans under this facility may be denominated in U.S. dollars or several foreign currencies. At September 30, 2006, the outstanding balance consisted of U.S. dollar borrowings of $45,500, Euro borrowings of €60,000 and British pound borrowings of £10,000. The interest rates under the facility are based on prime and/or LIBOR for the applicable currency. The weighted-average interest rates were 6.2%, 4.0% and 5.8% as of September 30, 2006 for the U.S. dollar, Euro and British pound loans, respectively. The interest rates averaged 6.2%, 4.1% and 6.1% during the first nine months of 2006 for the U.S. dollar, Euro and British pound loans, respectively.

(2)	The interest rate varies with prime and/or LIBOR. At September 30, 2006, this rate was 6.4% and averaged 6.4% during the first nine months of 2006.

(3)	This amount consists of two fixed-rate commercial loans assumed in the 2004 acquisition of nash_elmo Holdings, LLC (“Nash Elmo”) with an outstanding balance of €7,530 at September 30, 2006. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

(4)	The interest rate varies with market rates for tax-exempt industrial revenue bonds. At September 30, 2006, this rate was 3.8% and averaged 3.5% during the first nine months of 2006. These industrial revenue bonds are secured by an $8,100 standby letter of credit. The proceeds from the bonds were used to construct the Company’s Peachtree City, Georgia facility.
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

     The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under this method, the Company’s consolidated financial statements as of and for the nine-month period ended September 30, 2006, reflect the impact of SFAS No. 123(R), while the consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) was $1.0 million and $4.6 million, respectively, for the third quarter and first nine months of 2006, which consisted of: (1) compensation expense for all unvested share-based awards outstanding as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and (2) compensation expense for share-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. SFAS No. 123(R) amends SFAS No. 95 to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The following table shows the impact of the adoption of SFAS No. 123(R) on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows.

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Selling and administrative expenses	$953	$4,559

Total stock-based compensation expense included in operating expenses	953	4,559

Income before income taxes	(953)	(4,559)
Provision for income taxes	260	(1,311)

Net income	$(693)	$(3,248)

Basic and diluted earnings per share	$(0.01)	$(0.06)

Net cash provided by operating activities	$(643)	$(2,925)
Net cash used in financing activities	$643	$2,925
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
     The Company also has an employee stock purchase plan (the “Stock Purchase Plan”), a qualified plan under the requirements of Section 423 of the Internal Revenue Code, and has reserved 2,300,000 shares for issuance under this plan. The Stock Purchase Plan requires participants to have the purchase price of their options withheld from their pay over a one-year period. No options were offered to employees under the Stock Purchase Plan in 2006, 2005 or 2004.
Stock Option Awards
     The following summary presents information regarding outstanding stock options as of September 30, 2006 and changes during the nine-month period then ended (underlying shares in thousands):

		Outstanding		Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Shares	Exercise Price	Value	Contractual Life

Outstanding at December 31, 2005	2,665	$12.39
Granted	362	$31.98
Exercised	(483)	$9.52
Forfeited or canceled	(25)	$24.45

Outstanding at September 30, 2006	2,519	$15.63	$44,300	4.5 years

Exercisable at September 30, 2006	1,729	$11.60	$37,122	4.0 years
     The weighted-average estimated grant-date fair values of employee and director stock options granted during the nine-month period ended September 30, 2006 was $10.31. No options were granted during the third quarter of 2006.
      The total pre-tax intrinsic value of options exercised during the third quarter of 2006 and 2005, was $1.8 million and $5.5 million, respectively. The total pre-tax intrinsic value of options exercised during the first nine months of 2006 and 2005, was $11.7 million and $8.8 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $3.3 million as of September 30, 2006, and will be recognized as expense over a weighted-average period of 1.5 years.

Restricted Stock Awards
     The following summary presents information regarding outstanding restricted stock awards as of September 30, 2006 and changes during the nine-month period then ended (underlying shares in thousands):

		Weighted-
	Shares	Average Price
Nonvested at December 31, 2005	36	$8.85
Granted	50	$30.58
Vested	(36)	$8.85
Forfeited	—	$—

Nonvested at September 30, 2006	50	$30.58

     The restricted stock awards granted during the first nine months of 2006 cliff vest three years after the date of grant. The restricted share award grants were valued at the average of the high and low price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock awards was $0.3 million as of September 30, 2006, which will be recognized as expense over a weighted-average period of 2.4 years. The total fair value of restricted stock awards that vested during the nine-month period ended September 30, 2006 was $1.1 million. No restricted stock awards vested during the nine-month period ended September 30, 2005.
Valuation Assumptions and Expense under SFAS No. 123(R)
     The fair value of each stock option grant under the Company’s Long-Term Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions for the periods indicated are noted in the table below. No stock options were granted during the three-month periods ended September 30, 2006 and 2005. Expected volatility is based on historical volatility of the Company’s common stock calculated over the expected term of the option. The expected term for the majority of the options granted in the first nine months of 2006 was calculated in accordance with SAB 107 using the simplified method for “plain-vanilla” options. The expected terms for options granted to certain executives and non-employee directors that have similar historical exercise behavior were determined separately for valuation purposes. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Assumptions:
Risk-free interest rate	N/A	N/A	4.7%	3.9%
Dividend yield	N/A	N/A	—	—
Volatility factor	N/A	N/A	27	33
Expected life (in years)	N/A	N/A	4.8	4.4

Pro Forma Net Earnings
     In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated and do not include the impact of SFAS No. 123(R). Accordingly, no compensation expense related to stock option awards was recognized in the three and nine-month periods ending September 30, 2005, as all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table provides pro forma net income and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the estimated fair value of a stock option award is assumed to be expensed over the award’s vesting periods using the Black-Scholes model.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$16,661	$41,616
Less: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(439)	(1,218)

Pro forma net income	$16,222	$40,398

Basic earnings per share, as reported	$0.32	$0.90

Basic earnings per share, pro forma	$0.31	$0.87

Diluted earnings per share, as reported	$0.32	$0.88

Diluted earnings per share, pro forma	$0.31	$0.85

     For stock option awards with accelerated vesting provisions that are granted to retirement-eligible employees and to employees that become eligible for retirement subsequent to the grant date, the Company previously followed the guidance of APB 25 and SFAS No. 123, which allowed compensation costs to be recognized ratably over the vesting period of the award. SFAS No. 123(R) requires compensation costs to be recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. For awards granted prior to adoption, the Securities and Exchange Commission clarified that companies should continue to follow the vesting method they had previously been using. As a result, for awards granted prior to adoption, the Company will continue to recognize compensation costs ratably over the vesting period with accelerated recognition of the unvested portion upon actual retirement. The Company will follow the guidance of SFAS No. 123(R) for stock option awards granted subsequent to the adoption date. Therefore, the proforma information presented in the above table is not comparable to the amounts recognized by the Company over the same respective periods of 2006.
     The Company’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises and the vesting of restricted stock awards. These benefits totaled $0.6 million and $1.2 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $2.9 million and $2.0 million for the nine-month periods of 2006 and 2005, respectively, and were recorded as an increase to additional paid-in capital.

Note 10. Earnings Per Share
     The following table details the calculation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic Earnings Per Share:
Net income	$32,117	$16,661	$95,613	$41,616

Shares:
Weighted average number of common shares outstanding	52,436	51,742	52,258	46,438

Basic earnings per common share	$0.61	$0.32	$1.83	$0.90

Diluted Earnings Per Share:
Net income	$32,117	$16,661	$95,613	$41,616

Shares:
Weighted average number of common shares outstanding	52,436	51,742	52,258	46,438
Assuming conversion of dilutive stock options issued and outstanding	1,112	1,000	1,147	1,082

Weighted average number of common shares outstanding, as adjusted	53,548	52,742	53,405	47,520

Diluted earnings per common share	$0.60	$0.32	$1.79	$0.88

     For the quarters ended September 30, 2006 and 2005, respectively, antidilutive options to purchase 208 thousand and 580 thousand weighted-average shares of common stock were outstanding. For the nine months ended September 30, 2006 and 2005, respectively, antidilutive options to purchase 196 thousand and 460 thousand weighted-average shares of common stock were outstanding. Antidilutive options outstanding were not included in the computation of diluted earnings per share.
Note 11. Comprehensive Income
     For the three-month periods ended September 30, 2006 and 2005, comprehensive income was $37.7 million and $18.1 million, respectively. For the nine-month periods ended September 30, 2006 and 2005, comprehensive income was $127.1 million and $28.0 million, respectively. Items impacting the Company’s comprehensive income, but not included in net income, consist of foreign currency translation adjustments, including realized and unrealized gains and losses (net of income taxes) on foreign currency hedges of the Company’s investment in foreign subsidiaries, fair market value adjustments of interest rate swaps and additional minimum pension liability (net of income taxes).

Note 12. Supplemental Cash Flow Information
     In the nine-month periods of 2006 and 2005, the Company paid $51.3 million and $11.7 million, respectively, to various taxing authorities for income taxes. Interest paid for the nine- month periods of 2006 and 2005, was $24.9 million and $14.1 million, respectively.
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
     In the first quarter of 2006, the Company made certain organizational changes that resulted in a realignment of its reportable segments. The operations of the Company’s line of specialty bronze and high alloy pumps for the general industrial and marine markets (acquired in July 2005 as part of Thomas) and the operations of its line of self-sealing couplings (acquired in January 2004 as part of Syltone) were transferred from the Compressor and Vacuum Products segment to the Fluid Transfer Products segment. Accordingly, the results of these two operations have been included in the Fluid Transfer Products segment results. Results for the three and nine-month periods ended September 30, 2005 have been restated to reflect this realignment. In addition, operating results of Todo, a manufacturer of self-sealing couplings that was acquired in January 2006 (see Note 2) have been included in the Fluid Transfer Products segment from the date of acquisition.
     The following table provides financial information by business segment for the three and nine-month periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Compressor and Vacuum Products
Revenues	$326,094	$295,185	$969,929	$681,683
Operating earnings	33,332	22,944	102,891	51,617
Operating earnings as a percentage of revenues	10.2%	7.8%	10.6%	7.6%

Fluid Transfer Products
Revenues	$87,934	$60,910	$259,705	$163,582
Operating earnings	22,364	10,199	66,247	23,138
Operating earnings as a percentage of revenues	25.4%	16.7%	25.5%	14.1%

Reconciliation of Segment Results to Consolidated Results
Total segment operating earnings	$55,696	$33,143	$169,138	$74,755
Interest expense	8,762	10,358	28,574	19,642
Other income, net	(1,015)	(1,016)	(2,155)	(4,338)

Consolidated income before income taxes	$47,949	$23,801	$142,719	$59,451

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
The consolidating balance sheet at December 31, 2005 has been revised from what had been previously reported. The amount of the adjustments was not material to the consolidated financial statements and did not affect the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. These adjustments were made to properly reflect the amount of a certain intercompany investment of the Guarantor Subsidiaries and the reclassification of certain intercompany investments from long-term inter-company (receivable) payable to investments in affiliates and capital in excess of par value. This classification is consistent with the consolidating balance sheet presentation at September 30, 2006. The tables below present the balance sheet items affected by the changes as revised and as previously reported, and a reconciliation of the changes.
Selected Consolidating Balance Sheet Line Items
December 31, 2005
AS REVISED

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Investments in affiliates	$838,050	$215,061	$32	$(1,053,111)	$32
Other assets	21,287	(5,973)	5,503	1,593	22,410
Total assets	1,083,204	589,617	1,099,051	(1,056,812)	1,715,060

Liabilities and Stockholders’ Equity
Long-term inter-company (receivable) payable	(40,242)	(136,952)	191,276	(14,082)	—
Total liabilities	537,447	(48,738)	578,471	(10,409)	1,056,771
Stockholders’ equity:
Capital in excess of par value	472,334	609,499	443,971	(1,052,979)	472,825
Total stockholders’ equity	545,757	638,355	520,580	(1,046,403)	658,289
Total liabilities and stockholders’ equity	$1,083,204	$589,617	$1,099,051	$(1,056,812)	$1,715,060

Selected Consolidating Balance Sheet Line Items
December 31, 2005
AS PREVIOUSLY REPORTED

	Parent	Guarantor	Non- Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Investments in affiliates	$671,182	$40,645	$32	$(711,791)	$68
Other assets	21,287	(5,973)	5,503	1,557	22,374
Total assets	916,336	415,201	1,099,051	(715,528)	1,715,060

Liabilities and Stockholders’ Equity
Long-term inter-company (receivable) payable	(207,110)	(98,395)	319,587	(14,082)	—
Total liabilities	370,579	(10,181)	706,782	(10,409)	1,056,771
Stockholders’ equity:
Capital in excess of par value	472,334	396,526	315,660	(711,695)	472,825
Total stockholders’ equity	545,757	425,382	392,269	(705,119)	658,289
Total liabilities and stockholders’ equity	$916,336	$415,201	$1,099,051	$(715,528)	$1,715,060

RECONCILIATION OF THE CHANGES

			Long-term
	Investment		inter-company	Capital in excess
	In Affiliates	Other Assets	(receivable) payable	of par value
Parent Company

December 31, 2005 balance as previously reported	$671,182	$21,287	$(207,110)	$472,334

Reclassification of Investment in Guarantor Subsidiaries from Long-term inter-company (receivable) payable	212,973	—	212,973	—
Reclassification of Investment in Non-guarantor Subsidiaries from Long-term inter-company (receivable) payable	(46,105)	—	(46,105)	—

December 31, 2005 balance as revised	$838,050	$21,287	$(40,242)	$472,334

			Long-term
	Investment		inter-company	Capital in excess
	In Affiliates	Other Assets	(receivable) payable	of par value
Guarantor Subsidiaries

December 31, 2005 balance as previously reported	$40,645	$(5,973)	$(98,395)	$396,526

Reclassification of Investment in Non-guarantor Subsidiaries from Long-term inter-company (receivable) payable	174,416	—	174,416	—
Reclassification of Capital in excess of par from Long-term inter-company (receivable) payable	—	—	(212,973)	212,973

December 31, 2005 balance as revised	$215,061	$(5,973)	$(136,952)	$609,499

			Long-term
	Investment		inter-company	Capital in excess
	In Affiliates	Other Assets	(receivable) payable	of par value

Non-Guarantor Subsidiaries

December 31, 2005 balance as previously reported	$32	$5,503	$319,587	$315,660

Reclassification of Capital in excess of par from Long-term inter-company (receivable) payable	—	—	(128,311)	128,311

December 31, 2005 balance as revised	$32	$5,503	$191,276	$443,971

			Long-term
	Investment		inter-company	Capital in excess
	In Affiliates	Other Assets	(receivable) payable	of par value

Eliminations

December 31, 2005 balance as previously reported	$(711,791)	$1,557	$(14,082)	$(711,695)

Reclassification of Investment in Guarantor Subsidiaries from Long-term inter-company (receivable) payable	(212,973)	—	(212,973)	—
Reclassification of Investment in Non-guarantor Subsidiaries from Long-term inter-company (receivable) payable	(128,311)	—	(128,311)	—
Reclassification of Capital in excess of par from Long-term inter-company (receivable) payable	—	—	341,284	(341,284)
Other	(36)	36	—	—

December 31, 2005 balance as revised	$(1,053,111)	$1,593	$(14,082)	$(1,052,979)

Consolidating Statement of Operations
Three Months Ended September 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$107,604	$107,625	$250,853	$(52,054)	$414,028
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	71,078	75,693	177,406	(52,628)	271,549
Depreciation and amortization	2,651	3,053	7,296	—	13,000
Selling and administrative expenses	19,516	13,367	40,900	—	73,783
Interest expense	8,800	(2,457)	2,419	—	8,762
Other (income) expense, net	(1,036)	(2,064)	2,149	(64)	(1,015)

Total costs and expenses	101,009	87,592	230,170	(52,692)	366,079

Income before income taxes	6,595	20,033	20,683	638	47,949
Provision for income taxes	2,506	7,587	5,739	—	15,832

Net income	$4,089	$12,446	$14,944	$638	$32,117

Consolidating Statement of Operations
Three Months Ended September 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$86,059	$84,045	$193,218	$(7,227)	$356,095
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	59,923	60,246	127,232	(6,866)	240,535
Depreciation and amortization	2,531	2,716	6,088	—	11,335
Selling and administrative expenses	18,238	13,658	39,186	—	71,082
Interest expense	9,896	—	462	—	10,358
Other (income) expense, net	(727)	(1,092)	802	1	(1,016)

Total costs and expenses	89,861	75,528	173,770	(6,865)	332,294

Income (loss) before income taxes	(3,802)	8,517	19,448	(362)	23,801
Provision for income taxes	(1,388)	3,109	5,419	—	7,140

Net income (loss)	$(2,414)	$5,408	$14,029	$(362)	$16,661

Consolidating Statement of Operations
Nine Months Ended September 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$326,989	$320,916	$717,879	$(136,150)	$1,229,634
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	214,663	224,013	497,831	(136,069)	800,438
Depreciation and amortization	7,791	9,561	22,175	—	39,527
Selling and administrative expenses	59,695	40,023	120,813	—	220,531
Interest expense	27,742	(6,900)	7,732	—	28,574
Other (income) expense, net	(2,439)	(4,591)	4,939	(64)	(2,155)

Total costs and expenses	307,452	262,106	653,490	(136,133)	1,086,915

Income (loss) before income taxes	19,537	58,810	64,389	(17)	142,719
Provision for income taxes	7,424	22,348	17,334	—	47,106

Net income (loss)	$12,113	$36,462	$47,055	$(17)	$95,613

Consolidating Statement of Operations
Nine Months Ended September 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$249,309	$175,085	$442,654	$(21,783)	$845,265
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	173,346	127,261	291,120	(22,278)	569,449
Depreciation and amortization	7,525	4,543	13,748	—	25,816
Selling and administrative expenses	53,691	29,366	92,188	—	175,245
Interest expense	18,347	—	1,295	—	19,642
Other (income) expense, net	(2,952)	(3,187)	908	893	(4,338)

Total costs and expenses	249,957	157,983	399,259	(21,385)	785,814

Income (loss) before income taxes	(648)	17,102	43,395	(398)	59,451
Provision for income taxes	(237)	6,242	11,830	—	17,835

Net income (loss)	$(411)	$10,860	$31,565	$(398)	$41,616

Consolidating Balance Sheet
September 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and equivalents	$4,604	$(1,323)	$82,743	$—	$86,024
Accounts receivable, net	90,276	50,251	131,150	—	271,677
Inventories, net	34,409	59,214	138,029	(3,097)	228,555
Deferred income taxes	7,664	14,164	6,646	(1,204)	27,270
Other current assets	741	3,274	9,800	2,729	16,544

Total current assets	137,694	125,580	368,368	(1,572)	630,070

Intercompany (payable) receivables	(102,957)	97,641	(10,765)	16,081	—
Investments in affiliates	838,050	215,061	28	(1,053,111)	28
Property, plant and equipment, net	53,477	48,815	164,241	—	266,533
Goodwill	113,441	197,014	368,587	—	679,042
Other intangibles, net	8,390	44,633	144,488	—	197,511
Other assets	16,767	831	4,149	—	21,747

Total assets	$1,064,862	$729,575	$1,039,096	$(1,038,602)	$1,794,931

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$23,595	$—	$8,439	$—	$32,034
Accounts payable and accrued liabilities	86,906	55,627	167,214	(8,762)	300,985

Total current liabilities	110,501	55,627	175,653	(8,762)	333,019

Long-term intercompany (receivable) payable	(38,866)	(47,741)	94,746	(8,139)	—
Long-term debt, less current maturities	386,927	77	72,193	—	459,197
Deferred income taxes	(4,141)	32,520	56,009	(837)	83,551
Other liabilities	46,566	9,056	50,371	15,518	121,511

Total liabilities	500,987	49,539	448,972	(2,220)	997,278

Stockholders’ equity:
Common stock	562	—	—	—	562
Capital in excess of par value	486,735	609,499	444,008	(1,053,111)	487,131
Retained earnings	103,130	65,930	116,205	16,729	301,994
Accumulated other comprehensive income	5,090	4,607	29,911	—	39,608
Treasury stock, at cost	(31,642)	—	—	—	(31,642)

Total stockholders’ equity	563,875	680,036	590,124	(1,036,382)	797,653

Total liabilities and stockholders’ equity	$1,064,862	$729,575	$1,039,096	$(1,038,602)	$1,794,931

Consolidating Balance Sheet
December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and equivalents	$5,557	$(369)	$105,718	$—	$110,906
Accounts receivable, net	68,006	41,944	119,517	—	229,467
Inventories, net	35,684	54,867	114,009	2,766	207,326
Deferred income taxes	4,377	4,308	22,987	(5,918)	25,754
Other current assets	(716)	2,846	10,684	—	12,814

Total current assets	112,908	103,596	372,915	(3,152)	586,267

Intercompany (payable) receivables	(68,284)	53,141	17,285	(2,142)	—
Investments in affiliates	838,050	215,061	32	(1,053,111)	32
Property, plant and equipment, net	57,167	49,397	176,027	—	282,591
Goodwill	113,441	144,864	361,939	—	620,244
Other intangibles, net	8,635	29,531	165,350	—	203,516
Other assets	21,287	(5,973)	5,503	1,593	22,410

Total assets	$1,083,204	$589,617	$1,099,051	$(1,056,812)	$1,715,060

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$19,616	$—	$6,465	$—	$26,081
Accounts payable and accrued liabilities	86,776	73,930	135,382	(8,325)	287,763

Total current liabilities	106,392	73,930	141,847	(8,325)	313,844

Long-term intercompany (receivable) payable	(40,242)	(136,952)	191,276	(14,082)	—
Long-term debt, less current maturities	428,854	78	113,709	—	542,641
Deferred income taxes	—	4,380	85,311	(3,520)	86,171
Other liabilities	42,443	9,826	46,328	15,518	114,115

Total liabilities	537,447	(48,738)	578,471	(10,409)	1,056,771

Stockholders’ equity:
Common stock	278	—	—	—	278
Capital in excess of par value	472,334	609,499	443,971	(1,052,979)	472,825
Retained earnings	89,449	33,420	78,947	4,565	206,381
Accumulated other comprehensive income (loss)	13,015	(4,564)	(2,338)	2,011	8,124
Treasury stock, at cost	(29,319)	—	—	—	(29,319)

Total stockholders’ equity	545,757	638,355	520,580	(1,046,403)	658,289

Total liabilities and stockholders’ equity	$1,083,204	$589,617	$1,099,051	$(1,056,812)	$1,715,060

Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$43,819	$(7,910)	$77,980	$(27,149)	$86,740
Cash flows from investing activities:
Net cash paid in business combinations	(3,397)	—	(16,660)	—	(20,057)
Capital expenditures	(6,901)	(3,331)	(16,045)	—	(26,277)
Disposals of property, plant and equipment	2,888	955	7,593	—	11,436
Other, net	20	(20)	—	—	—

Net cash used in investing activities	(7,390)	(2,396)	(25,112)	—	(34,898)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	(2,455)	9,371	(34,065)	27,149	—
Principal payments on short-term borrowings	—	—	(7,997)	—	(7,997)
Proceeds from short-term borrowings	—	—	8,293	—	8,293
Principal payments on long-term debt	(156,501)	—	(53,875)	—	(210,376)
Proceeds from long-term debt	116,000	—	4,922	—	120,922
Proceeds from stock options	4,593	—	—	—	4,593
Excess tax benefits from stock-based compensation	2,925	—	—	—	2,925
Purchase of treasury stock	(1,222)	—	—	—	(1,222)
Debt issuance costs	(540)	—	—	—	(540)
Other	(158)	—	—	—	(158)

Net cash (used in) provided by financing activities	(37,358)	9,371	(82,722)	27,149	(83,560)

Effect of exchange rate changes on cash and equivalents	(24)	(19)	6,879	—	6,836

Decrease in cash and equivalents	(953)	(954)	(22,975)	—	(24,882)
Cash and equivalents, beginning of year	5,557	(369)	105,718	—	110,906

Cash and equivalents, end of period	$4,604	$(1,323)	$82,743	$—	$86,024

Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$33,611	$(20,624)	$37,982	$1,858	$52,827
Cash flows from investing activities:
Net cash paid in business combinations	(737,394)	222,053	34,920	—	(480,421)
Capital expenditures	(10,825)	(3,233)	(8,592)	—	(22,650)
Disposals of property, plant and equipment	—	2	534	—	536
Other, net	83	—	(2,231)	—	(2,148)

Net cash (used in) provided by investing activities	(748,136)	218,822	24,631	—	(504,683)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	196,952	(200,305)	5,211	(1,858)	—
Principal payments on short-term borrowings	—	—	(23,380)	—	(23,380)
Proceeds from short-term borrowings	—	—	16,663	—	16,663
Principal payments on long-term debt	(459,318)	—	(8,010)	—	(467,328)
Proceeds from long-term debt	786,119	—	31	—	786,150
Proceeds from issuance of common stock	199,318	—	—	—	199,318
Proceeds from stock options	5,498	—	—	—	5,498
Purchase of treasury stock	(2,810)	—	—	—	(2,810)
Debt issuance costs	(7,789)	—	—	—	(7,789)
Other	—	—	—	—	—

Net cash provided by (used in) financing activities	717,970	(200,305)	(9,485)	(1,858)	506,322

Effect of exchange rate changes on cash and equivalents	(133)	—	(4,378)	—	(4,511)

Increase (decrease) in cash and equivalents	3,312	(2,107)	48,750	—	49,955
Cash and equivalents, beginning of year	2,857	2,612	59,132	—	64,601

Cash and equivalents, end of period	$6,169	$505	$107,882	$—	$114,556

Note 16. Subsequent Event
     During the third quarter of 2006, the Company notified most of its U.S. employees that it would implement certain revisions to the Gardner Denver, Inc. Pension Plan (the “Pension Plan”) effective November 1, 2006. Future service credits under the Pension Plan (a form of defined benefit retirement plan) will cease, effective October 31, 2006. Benefits under the Pension Plan will not be less than the amount of each participant’s accrued and vested benefits as of such date. If a participant is not fully vested in his or her accrued benefit under the Pension Plan, the participant will continue to earn time toward vesting based on continued service.
     The Company also notified these same U.S. employees that, in connection with the revisions to the Pension Plan, it would increase future Company contributions to certain Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401-(k) of the Internal Revenue Code.
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

     In the first quarter of 2006, the Company made certain organizational changes that resulted in a realignment of its reportable segments. The operations of the Company’s line of specialty bronze and high alloy pumps for the general industrial and marine markets (acquired in July 2005 as part of Thomas) and the operations of its line of self-sealing couplings (acquired in January 2004 as part of Syltone) were transferred from the Compressor and Vacuum Products segment to the Fluid Transfer Products segment. Accordingly, the results of these two operations have been included in the Fluid Transfer Products segment results. Results for the three and nine-month periods ended September 30, 2005 have been restated to reflect this realignment. In addition, operating results of Todo have been included in the Fluid Transfer Products segment from the date of acquisition.
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
Stock Split
     On May 2, 2006, the Company’s stockholders approved an increase in the number of authorized shares of common stock from 50 million to 100 million. This increase in shares allowed the Company to complete the previously announced two-for-one stock split (in the form of a 100% stock dividend). Refer to Note 3 in the Notes to Consolidated Financial Statements. Current and prior year share and per share amounts appearing in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the effect of this stock split.
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
Results of Operations
Performance in the Quarter Ended September 30, 2006 Compared
with the Quarter Ended September 30, 2005
Revenues
     Revenues increased $57.9 million (16%) to $414.0 million for the three-month period ended September 30, 2006, compared to the same period of 2005. Stronger demand for drilling and well servicing pumps, compressors and blowers, combined with price increases, accounted for approximately $47.1 million of the increase. Favorable changes in foreign currency exchange rates and the acquisition of Todo also contributed to the growth in revenues. The Company also implemented certain manufacturing and supply chain improvements in late 2005 and in 2006 that resulted in increased production output to meet the improved demand for its products.
     For the three-month period ended September 30, 2006, revenues in the Compressor and Vacuum Products segment increased $30.9 million (10%) to $326.1 million, compared to the same period of 2005. This increase was primarily due to higher compressor and blower shipments in the U.S., Europe and China (4%), improved pricing (3%), and favorable changes in foreign currency exchange rates (3%).

     Fluid Transfer Products segment revenues increased $27.0 million (44%) to $87.9 million for the three-month period ended September 30, 2006, compared to the same period of 2005. This improvement was primarily due to volume increases (30%) which were primarily attributable to stronger demand for oil and natural gas well drilling and servicing pumps, manufacturing and supply chain improvements and incremental shipments as a result of increased outsourcing, price increases (9%) and the incremental effect of the Todo acquisition (4%). Favorable changes in foreign currency exchange rates (1%) also contributed to the increase in revenues.
Costs and Expenses
     Cost of sales (excluding depreciation and amortization) as a percentage of revenues improved to 65.6% in the three-month period ended September 30, 2006, from 67.5% in the same period of 2005. This improvement was attributable to cost reduction initiatives and leveraging fixed and semi-fixed costs over higher production volume. Favorable sales mix also contributed to the year-over-year improvement. The third quarter of 2006 included a higher percentage of drilling pump and replacement pump parts shipments compared with the third quarter of 2005. These products have cost of sales (excluding depreciation and amortization) percentages below the Company’s average. Cost of sales (excluding depreciation and amortization) for the three-month period of 2005 was negatively impacted by approximately $3.9 million of non-recurring costs attributable to the sales of inventory of acquired businesses recorded at fair value. Decreases in manufacturing productivity related to product line relocations associated with acquisition integration projects in 2006 and material and other cost increases partially offset these improvements.
     Depreciation and amortization for the three-month period ended September 30, 2006 increased $1.7 million (15%) to $13.0 million, compared to the same period of the prior year, primarily due to the incremental depreciation and amortization associated with capital investments and the effect of finalizing the fair market value of the Thomas tangible and amortizable intangible assets.
     Selling and administrative expenses as a percentage of revenues improved to 17.8% in the third quarter of 2006 from 20.0% in the third quarter of 2005 as a result of cost reduction initiatives and leveraging these expenses over higher revenues. Compared to the third quarter of 2005, selling and administrative expenses increased $2.7 million (4%) in 2006 to $73.8 million. This increase was primarily attributable to severance and integration costs ($1.1 million), the incremental effect of stock-based compensation expense associated with the implementation of SFAS No. 123(R) ($1.0 million) and salary and benefit expense increases. SFAS No. 123(R), which became effective on January 1, 2006, requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The above increases were partially offset by cost reductions realized through completed integration activities, net of inflationary factors such as salary increases.
     The Compressor and Vacuum Products segment generated operating margin of 10.2% in the three-month period ended September 30, 2006, compared to 7.8% for the same period of 2005 (see Note 14 to the Consolidated Financial Statements for a reconciliation of segment operating earnings to consolidated income before income taxes). Cost reductions and favorable sales mix accounted for the majority of the improvement. These positive factors were partially offset by increased material costs and compensation-related expenses. The operating margin in the three-month period of 2005 was also impacted by the non-recurring costs attributable to the sales of inventory of acquired businesses recorded at fair value as mentioned previously.

     The Fluid Transfer Products segment operating margin increased to 25.4% for the three-month period ended September 30, 2006, compared to 16.7% for the same period of 2005 (see Note 14 to the Consolidated Financial Statements for a reconciliation of segment operating earnings to consolidated income before income taxes). This improvement was primarily due to the positive impact of increased leverage of the segment’s fixed and semi-fixed costs over additional production volume and price increases. Improved productivity, benefits from capital investments, favorable sales mix associated with a higher proportion of drilling pump and replacement pump parts shipments, and the acquisition of Todo also contributed to the increase.
     Interest expense decreased $1.6 million to $8.8 million in the third quarter of 2006, compared to the third quarter of 2005. This decrease was primarily due to debt repayments over the previous twelve months, partially offset by increases in market interest rates on floating rate debt.
     Income before income taxes increased $24.1 million (101%) to $47.9 million for the three-month period ended September 30, 2006, compared to the same period of 2005. This increase was primarily due to increased sales volume in both segments as a result of internal growth, favorable sales mix from increased drilling pump sales, cost reductions and price improvements. These positive factors were partially offset by increased stock-based compensation expense, inflation, and higher depreciation and amortization expenses.
     The provision for income taxes increased $8.7 million to $15.8 million in the third quarter of 2006, compared to the prior year period, as a result of higher pre-tax income and a higher effective income tax rate. The Company’s effective tax rate for the three-month period ended September 30, 2006 increased to 33% compared to 30% in the same period of 2005. This increase occurred primarily as a result of incremental pre-tax income generated by the Company’s operations in the United States and Germany in 2006, which is taxed at higher rates than the Company’s effective tax rate in 2005. In addition, the Company’s income tax planning strategies generally provide a fixed rate of return resulting in a reduced effective tax rate benefit as pre-tax earnings increase.
     Net income for the three-month period ended September 30, 2006 increased $15.5 million (93%) to $32.1 million, compared to $16.7 million for the same period of 2005. This improvement was the result of higher income before taxes, partially offset by the increased provision for income taxes. On a diluted per share basis, earnings for the three-month period ended September 30, 2006 were $0.60, compared to $0.32 for the same period of 2005, representing an 88% increase.

Performance in the Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005
Revenues
     Revenues increased $384.3 million (45%) to $1.2 billion for the nine-month period ended September 30, 2006, compared to the same period of 2005. This increase was primarily due to the acquisitions of Thomas, Bottarini and Todo, which contributed approximately $229.4 million (27%) of additional revenues. Increased shipments of oil and natural gas well drilling and servicing pumps, compressors and blowers, combined with price increases, contributed the other 18% growth in revenues compared to 2005. The Company also implemented certain manufacturing and supply chain improvements in late 2005 and in 2006 that resulted in increased production output to meet the improved demand for its products. Changes in foreign currency exchange rates did not have a material effect on the comparison of year-over-year revenues.
     For the nine-month period ended September 30, 2006, revenues in the Compressor and Vacuum Products segment increased $288.2 million (42%) to $969.9 million, compared to the same period of 2005. This increase was primarily due to the incremental effect of the acquisitions of Thomas and Bottarini in the third and second quarters of 2005, respectively, (32%), higher compressor and blower shipments, primarily in the U.S., Europe and China (7%), and improved pricing (3%).
     Fluid Transfer Products segment revenues increased $96.1 million (59%) to $259.7 million for the nine-month period ended September 30, 2006, compared to the same period of 2005. This improvement was due to volume increases (39%), which were primarily attributable to stronger demand for oil and natural gas well drilling and servicing pumps, water jetting systems and related aftermarket parts, price increases (13%), and the incremental effect of the Thomas and Todo acquisitions (7%).
Costs and Expenses
     Cost of sales (excluding depreciation and amortization) as a percentage of revenues improved to 65.1% in the nine-month period ended September 30, 2006, from 67.4% in the same period of 2005. This improvement was attributable to cost reduction initiatives and leveraging fixed and semi-fixed costs over higher production volume. Favorable sales mix also contributed to the year-over-year improvement. The nine-month period of 2006 included a higher percentage of drilling pump and replacement pump parts shipments compared with the nine-month period of 2005. These products have cost of sales (excluding depreciation and amortization) percentages below the Company’s average. Cost of sales (excluding depreciation and amortization) for the nine-month period of 2005 was negatively impacted by approximately $3.9 million of non-recurring costs attributable to the sales of inventory of acquired businesses recorded at fair value. Decreases in manufacturing productivity related to product line relocations associated with acquisition integration projects in 2006 and material and other cost increases partially offset these improvements.
     Depreciation and amortization for the nine-month period ended September 30, 2006 increased $13.7 million (53%) to $39.5 million, compared to the same period of the prior year, primarily due to the incremental effect of acquisitions in the second and third quarters of 2005. The year over year increase reflects a $2.3 million net charge to depreciation and amortization recorded in the second quarter of 2006 as a result of the finalization of the fair value of the Thomas tangible and amortizable intangible assets, of which $1.0 million was associated with the six-month period ended December 31, 2005.
     Selling and administrative expenses as a percentage of revenues improved to 17.9% in the first nine months of 2006 from 20.7% in the first nine months of 2005 due to increased leverage of these expenses over additional volume and the completion of various integration activities and cost reduction initiatives. Compared to the nine-month period of 2005, selling and administrative expenses increased $45.3 million (26%) in the same period of 2006 to $220.5 million. This increase was primarily attributable to the incremental effect of acquisitions, which contributed approximately $41.2 million of additional selling and administrative expenses, and $4.6 million of incremental stock-based compensation expense associated with the implementation of SFAS No. 123(R) effective January 1, 2006. The above increases were partially offset by cost reductions realized through integration activities, net of inflationary factors such as salary increases.

     The Compressor and Vacuum Products segment generated operating margin of 10.6% during the nine-month period ended September 30, 2006, compared to 7.6% for the same period of 2005 (see Note 14 to the Consolidated Financial Statements for a reconciliation of segment operating earnings to consolidated income before income taxes). Contributions from acquisitions (net of cost reductions realized) with operating margins higher than the Company’s previously existing businesses, cost reductions and favorable sales mix accounted for the majority of the improvement. These positive factors were partially offset by increased material costs and compensation-related expenses. The operating margin in the nine-month period of 2005 was also reduced by the non-recurring costs attributable to the sales of inventory of acquired businesses recorded at fair value as mentioned previously.
     The Fluid Transfer Products segment operating margin increased to 25.5% for the nine-month period ended September 30, 2006, compared to 14.1% for the same period of 2005 (see Note 14 to the Consolidated Financial Statements for a reconciliation of segment operating earnings to consolidated income before income taxes). This improvement was primarily due to the positive impact of increased leverage of the segment’s fixed and semi-fixed costs over additional production volume and price increases. Improved productivity, benefits from capital investments, favorable sales mix associated with a higher proportion of drilling pump and replacement pump parts shipments, and the acquisition of Todo also contributed to the increase.
     Interest expense increased $8.9 million to $28.6 million during the nine-month period of 2006, compared to the same period of 2005. This increase was primarily due to additional funds borrowed to finance recent acquisitions and higher short-term interest rates. The weighted average interest rate for the nine-month period of 2006 was 6.7%, compared to 6.5% in the comparable prior year period. The higher weighted average interest rate in 2006 was primarily attributable to increases in market interest rates on floating rate debt and the issuance of $125.0 million of 8% Senior Subordinated Notes in May 2005.
     Other income, net, in the nine-month period of 2005 included approximately $0.7 million of interest income earned on the investment of financing proceeds, prior to their use to complete the Thomas acquisition, and proceeds from litigation-related settlements of $1.7 million. The additional interest income and litigation-related settlements were excluded from segment operating earnings because such transactions occur infrequently and are generally not controlled by operating management at the segment level.
     Income before income taxes increased $83.3 million (140%) to $142.7 million for the nine-month period ended September 30, 2006, compared to the same period of 2005. This increase was primarily due to increased sales volume in both segments as a result of recent acquisitions, favorable sales mix and internal growth, cost reductions and price improvements. These positive factors were partially offset by increased stock-based compensation expense, higher depreciation and amortization expenses, and interest expense.
     The provision for income taxes increased $29.3 million to $47.1 million for the nine-month period of 2006, compared to the prior year period, as a result of higher pre-tax income and a higher effective income tax rate. The Company’s effective tax rate for the nine-month period ended September 30, 2006 increased to 33% compared to 30% in the same period of 2005, primarily as a result of incremental pre-tax income generated by the Company’s operations in the United States and Germany in 2006, which is taxed at higher rates than the Company’s effective tax rate in 2005. In addition, the Company’s income tax planning strategies generally provide a fixed rate of return resulting in a reduced effective tax rate benefit as pre-tax earnings increase.
     Net income for the nine-month period ended September 30, 2006 increased $54.0 million (130%) to $95.6 million, compared to $41.6 million for the same period of 2005. This improvement was the result of higher income before taxes, partially offset by the increased provision for income taxes. On a diluted per share basis, earnings for the nine-month period ended September 30, 2006 were $1.79, compared to $0.88 in the prior year period, representing a 103% increase. Diluted earnings per share for the nine-month period of 2006 includes the impact of the issuance of 11,316,000 shares of the Company’s common stock during May 2005 (adjusted for the two-for-one stock split in the form of a 100% stock dividend that was completed on June 1, 2006).
Outlook
     In general, demand for compressor and vacuum products tends to correlate to the rate of manufacturing capacity utilization and the rate of change of industrial equipment production because air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows economic growth patterns indicated by the rates of change in the Gross Domestic Product around the world. Total industry capacity utilization in the U.S. has remained above the key threshold level of 80% since November 2005, which is a positive indicator of demand for the Company’s compressor and vacuum products in this region.
     Generally, demand for the Company’s products used in industrial applications lags economic cycle changes by approximately six months. Therefore, management expects orders for industrial products to remain strong through the rest of 2006 and the rate of order growth for these products to begin to slow in 2007 from the current double-digit level. Demand for the Company’s drilling and well servicing pumps also remains strong and, given the extended visibility in this portion of the Company’s business as a result of existing order backlog, management expects demand to remain strong for these products at least through 2007. The Company was successful in improving revenues in the Fluid Transfer Products segment during 2006 through price increases and additional outsourcing of component production. Further revenue increases for oil and natural gas-related products will depend upon the Company’s ability to identify additional outsourcing alternatives, implement incremental price increases and expand machining capacity through selective capital investment.
     In the third quarter of 2006, orders for compressor and vacuum products were $339.9 million, compared to $294.5 million in the same period of 2005. Order backlog for the Compressor and Vacuum Products segment was $356.1 million as of September 30, 2006, compared to $290.0 million as of September 30, 2005. The increase in orders and backlog compared to the prior year was primarily due to stronger industrial demand, pricing and favorable changes in foreign currency exchange rates. The Company has also experienced increased demand for products used in environmental applications. The order growth was relatively broad-based, with no other specific market segment driving the improvement.

     Demand for petroleum-related fluid transfer products has historically corresponded to market conditions and expectations for oil and natural gas prices. Orders for fluid transfer products were $83.8 million in the third quarter of 2006, compared to $116.8 million in the same period of 2005. As management expected, orders for fluid transfer products decreased due to the timing of bookings for drilling pumps and loading arms. The level of orders in the third quarter of 2005 was unusually high and represented 192% of revenues for that quarter as customers for oil and gas products began securing future production capacities. Order backlog for the Fluid Transfer Products segment was $189.6 million at September 30, 2006, compared to $153.1 million at September 30, 2005, representing a 24% increase. The increase in backlog was primarily due to strong demand for drilling pumps, well servicing pumps and petroleum pump parts as a result of continued high prices for oil and natural gas and price increases. Future increases in demand for these products will likely be dependent upon rig counts and oil and natural gas prices, which the Company cannot predict. In response to current and expected future demand for fluid transfer products, the Company has made selective capital investments to improve production efficiency and outsourced certain machining operations to reduce the potential for manufacturing bottlenecks.
     The Company has launched several initiatives aimed at integrating recent acquisitions and streamlining manufacturing operations.
     The Company previously announced its plan to transfer the manufacturing of standard liquid ring pumps from a production facility in Nuremberg, Germany to other existing Company facilities in China and Brazil. Construction of the facility expansion in China was finished during the third quarter and management expects the transfer of production to be completed by the end of 2006.
     In addition, management began rationalizing the Company’s European blower product lines and manufacturing facilities. Through this project, the Company’s separate blower manufacturing operations located in Schopfheim, Germany were merged, and the Company is currently in the process of relocating the mobile blower product line from Schopfheim to a Gardner Denver facility in the U.K., where other European mobile equipment is currently manufactured. As part of this project, management is also rationalizing the side-channel blower product lines acquired as part of the Nash Elmo and Thomas acquisitions and intends to centralize production of standard products in the Company’s manufacturing facility in Bad Neustadt, Germany. These projects are scheduled to be completed by the fourth quarter of 2007.
     The Company expects the costs associated with the integration projects discussed above to negatively impact financial results in the fourth quarter of 2006 and, to a lesser extent, in 2007. The impact of these costs on results in the fourth quarter of 2006 is currently estimated to be in the range of $2.0 million to $2.5 million before income taxes. Scheduled plant shut-downs at certain of the Company’s facilities during the holiday period are also expected to negatively impact operating margins in both reportable segments in the fourth quarter of 2006.
Liquidity and Capital Resources
Operating Working Capital
     During the nine-month period ended September 30, 2006, operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $50.2 million to $199.2 million. This increase was driven by higher accounts receivable resulting from the revenue growth during 2006 compared to 2005 and higher inventory levels required to support the current year increase in customer orders and backlog. These factors were partially offset by the realization of benefits from the implementation of lean manufacturing initiatives in 2005 and 2006. Inventory turnover and days sales outstanding in the third quarter of 2006 were comparable to the levels of the fourth quarter of 2005. Net working capital (defined as total current assets less total current liabilities) was $297.1 million at September 30, 2006, compared with $272.4 million at December 31, 2005.
Cash Flows
     During the nine-month period of 2006, net cash provided by operating activities was $86.7 million, a 64% increase compared to $52.8 million generated during the comparable period of 2005. This increase was primarily due to higher net income and depreciation and amortization expense, partially offset by volume-related increases in accounts receivable and inventories. Net cash used in financing activities of $83.6 million during the nine-month period of 2006 primarily reflected the use of available cash and cash generated from operating activities to repay long-term borrowings. During the nine-month period ended September 30, 2006, the Company’s net repayments of long-term borrowings totaled $89.5 million. On September 30, 2006, the Company’s debt to total capital was 38.1%, compared to 46.4% on December 31, 2005.
Capital Expenditures and Commitments
     Capital projects designed to increase operating efficiency and flexibility, expand production capacity and bring new products to market resulted in capital expenditures of approximately $26.3 million in the nine-month period of 2006. Capital spending in 2006 was $3.6 million higher than in the comparable period in 2005, primarily due to spending related to cost reduction initiatives and spending at acquired businesses. Commitments for capital expenditures at September 30, 2006 were approximately $35.1 million. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.
     In October 1998, the Company’s Board of Directors authorized the repurchase of up to 3,200,000 shares of the Company’s common stock to be used for general corporate purposes, of which 420,600 shares remain available for repurchase under this program as of September 30, 2006. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell the Company’s common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise or vesting of incentive stock options, restricted stock or performance shares. The Company’s Board of Directors has authorized up to 800,000 shares for repurchase under this program, and of this amount, 405,916 shares remain available for repurchase as of September 30, 2006. As of September 30, 2006, a total of 3,173,484 shares have been repurchased at a cost of approximately $23.5 million under both repurchase programs.
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

     The Term Loan has a final maturity of July 1, 2010 and the outstanding principal balance at September 30, 2006 was $194.0 million. The Term Loan requires quarterly principal payments aggregating $5 million for the remainder of 2006 and $26 million, $42 million, $74 million and $47 million per year in 2007 through 2010, respectively.
     The Revolving Line of Credit matures on July 1, 2010. Loans under this facility may be denominated in U.S. dollars or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2005 Credit Agreement. On September 30, 2006, the Revolving Line of Credit had an outstanding principal balance of $140.3 million, leaving $84.7 million available for letters of credit or for future use, subject to the terms of the Revolving Line of Credit.
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
Contractual Obligations and Commitments
     The following table and accompanying disclosures summarize the Company’s significant contractual obligations at September 30, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payments Due by Period
(dollars in millions)		Balance			After
Contractual Cash Obligations	Total	of 2006	2007 - 2008	2009 - 2010	2010

Debt	$484.0	$12.6	$69.5	$262.0	$139.9
Estimated interest payments (1)	96.5	7.3	43.4	24.2	21.6
Capital leases	7.2	0.1	0.5	0.5	6.1
Operating leases	44.5	3.5	18.2	9.4	13.4
Purchase obligations (2)	214.2	152.2	60.1	1.1	0.8

Total	$846.4	$175.7	$191.7	$297.2	$181.8

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument. Management expects to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of September 30, 2006. For this reason, these numbers will not provide a complete and reliable indicator of the Company’s expected future cash outflows.

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
     The Company funds its U.S. qualified pension plans in accordance with Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions and expects to contribute a total of approximately $3.0 million to its U.S. qualified pension plans during 2006. Furthermore, the Company expects to contribute a total of approximately $2.5 million to the U.S. postretirement health care benefit plan during 2006. Future contributions are dependent upon various factors including the performance of the plan assets, benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included as a contractual obligation in the above table. The Company generally expects to fund all future contributions with cash flows from operating activities.
     The Company’s non-U.S. pension plans are funded in accordance with local laws and income tax regulations. The Company expects to contribute a total of approximately $4.2 million to its non-U.S. qualified pension plans during 2006. No amounts have been included in the contractual obligations table due to the same reasons noted above.
     As of December 31, 2005, the projected benefit obligation of the U.S. qualified pension plans was $74.9 million, and the fair value of plan assets was $56.8 million. As of December 31, 2005, the projected benefit obligation of the non-U.S. pension plans was $182.3 million, and the fair value of non-U.S. pension plan assets was $122.1 million. Disclosure of amounts in the above table regarding expected benefit payments in future years for the Company’s pension plans and other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. However, in order to inform the reader about expected benefit payments for these plans over the next several years, the Company anticipates annual benefit payments to be in the range of approximately $8.0 million to $9.0 million and $3.0 million to $4.0 million for the U.S. plans and the non-U.S. plans, respectively, in 2006 and remain at or near this annual level for the next several years. During the third quarter of 2006, the Company initiated certain revisions to the Gardner Denver, Inc. Pension Plan effective November 1, 2006. Refer to Note 16 “Subsequent Event” in the “Notes to Consolidated Financial Statements.”
     Deferred income tax liabilities were $83.6 million as of September 30, 2006. This amount is not included in the total contractual obligations table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

     In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of September 30, 2006, the Company had $42.9 million in such instruments outstanding and had pledged $2.0 million of cash to the issuing financial institutions as collateral for such instruments.
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
     In June 2006, the Emerging Issues Task Force reached a consensus on the income statement presentation of various types of taxes. The new guidance, Emerging Issues Task Force Issue 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”) applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” The EITF’s decision on gross versus net presentation requires that any such taxes reported on a gross basis be disclosed on an aggregate basis in interim and annual financial statements, for each period for which an income statement is presented, if those amounts are significant. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. Management has commenced the process of evaluating the expected effect of EITF 06-3 on the Company’s disclosure requirements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements and related disclosure requirements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No.158 requires prospective application, and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. Additionally, this statement requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. Management has commenced the process of evaluating the expected effect of SFAS No. 158 on the Company’s consolidated financial statements and related disclosure requirements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which addresses the diversity in practice in quantifying financial statement misstatements and provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Management is currently evaluating the impact the adoption of SAB No. 108 will have on the Company’s consolidated financial statements and related disclosure requirements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk related to changes in interest rates, as well as certain European and other foreign currency exchange rates, and selectively uses derivative financial instruments, including forwards and swaps, to manage these risks. The Company does not hold derivatives for trading purposes. The value of market-risk sensitive derivatives and other financial instruments is subject to change as a result of movements in market rates and prices. Sensitivity analysis is one technique used to evaluate these impacts. As a result of recent acquisitions, a significant amount of the Company’s net income is earned in foreign currencies. Therefore, a strengthening in the U.S. dollar across relevant foreign currencies, principally the Euro, British pound and Chinese yuan, would have a corresponding negative impact on the Company’s future earnings.
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
     To effectively manage interest costs, the Company uses interest rate swaps as cash flow hedges of variable rate debt. Including the impact of interest rate swaps outstanding, the interest rates on approximately 62% of the Company’s total borrowings were effectively fixed as of September 30, 2006. Also as part of its hedging strategy, the Company periodically uses purchased option and forward exchange contracts as cash flow hedges to minimize the impact of currency fluctuations on transactions, future cash flows and firm commitments. These contracts for the sale or purchase of currencies generally mature within one year.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the three months ended September 30, 2006 are listed in the following table. All share and per share amounts reflect the effect of a two-for-one stock split (in the form of a 100% stock dividend) that was completed on June 1, 2006.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares Purchased	Average Price	Announced Plans	Under the Plans or
Period	(1)	Paid per Share	or Programs (2)	Programs
July 1, 2006– July 31, 2006	—	N/A	—	826,516

August 1, 2006 – August 31, 2006	—	N/A	—	826,516

September 1, 2006 – September 30, 2006	—	N/A	—	826,516

Total	—	N/A	—	826,516

(1)	Includes shares exchanged or surrendered in connection with the exercise of options under Gardner Denver’s stock option plans.

(2)	In October 1998, Gardner Denver’s Board of Directors authorized the repurchase of up to 3,200,000 shares of the Company’s Common Stock to be used for general corporate purposes and the repurchase of up to 800,000 shares of the Company’s Common Stock under a Stock Repurchase Program for Gardner Denver’s executive officers. Both authorizations remain in effect until all the authorized shares are repurchased unless modified by the Board of Directors.

Item 6. Exhibits
11	Statement re: Computation of Earnings Per Share, filed herewith as Note 10.

12	Statements re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC.
(Registrant)

Date: November 8, 2006	By:	/s/ Ross J. Centanni

Ross J. Centanni
Chairman, President & CEO

Date: November 8, 2006	By:	/s/ Helen W. Cornell

Helen W. Cornell
Vice President, Finance & CFO

Date: November 8, 2006	By:	/s/ David J. Antoniuk

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