Form 10-K
period 2006-12-31
GARDNER DENVER INC
filed 2007-03-01
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 1-13215
GARDNER DENVER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0419383 (I.R.S. Employer Identification No.)

1800 Gardner Expressway Quincy, IL (Address of principal executive offices)	62305 (Zip Code)

Registrant’s telephone number, including area code: (217) 222-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock of $0.01 par value per share	New York Stock Exchange
Rights to Purchase Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-acceleratedfiler ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on June 30, 2006 was approximately $1,992.0 million.

Common stock outstanding at February 23, 2007:  52,823,749 shares.

Documents Incorporated by Reference

Portions of Gardner Denver, Inc. Proxy Statement for its 2007 Annual Meeting of Stockholders (Part III).

Cautionary Statements Regarding Forward-Looking Statements

All of the statements in this Annual Report on Form 10-K, other than historical facts, are forward looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements made in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly under the caption “Outlook.” As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations, and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements. See also Item 1A “Risk Factors.”

The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the Company’s exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and gas drilling production, which affect demand for Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s compressor and vacuum products; (2) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers; (3) the risks associated with intense competition in the Company’s markets, particularly the pricing of the Company’s products; (4) the ability to effectively integrate acquisitions, including product and manufacturing rationalization initiatives, and realize anticipated cost savings, synergies and revenue enhancements; (5) the ability to attract and retain quality executive management and other key personnel; (6) the ability to continue to identify and complete other strategic acquisitions and effectively integrate such acquisitions to achieve desired financial benefits; (7) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. dollar, the Euro, the British pound and the Chinese yuan); (8) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (9) the risks associated with environmental compliance costs and liabilities; (10) the risks associated with pending asbestos and silicosis personal injury lawsuits; (11) risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (12) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; (13) the ability to avoid employee work stoppages and other labor difficulties; (14) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets; and (15) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of its total assets, is impaired. The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, although its situation and circumstances may change in the future.

PART I

ITEM 1.	BUSINESS

Gardner Denver, Inc. (“Gardner Denver” or the “Company”) designs, manufactures and markets compressor and vacuum products and fluid transfer products. The Company believes it is one of the world’s leading manufacturers of highly engineered stationary air compressors and blowers for industrial applications. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration and engineered vacuum systems. The Company also supplies pumps and compressors for original equipment manufacturer (“OEM”) applications such as medical equipment, gasoline vapor and refrigeration recovery, printing, packaging and laboratory equipment. In addition, the Company designs, manufactures, markets, and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. The Company also manufactures loading arms, swivel joints, couplers, valves, fall protection and access equipment used to load and unload ships, tank trucks and rail cars. The Company believes that it is one of the world’s leading manufacturers of reciprocating pumps used in oil and natural gas well drilling, servicing and production and in water jetting systems.

For the year ended December 31, 2006, the Company’s revenues were approximately $1.7 billion, of which 79% were derived from sales of compressor and vacuum products while 21% were from sales of fluid transfer products. Approximately 42% of the Company’s total revenues for the year ended December 31, 2006 were derived from sales in the United States (“U.S.”) and approximately 58% were from sales to customers in various countries outside the United States. Of the total non-U.S. sales, 62% were to Europe, 20% to Asia, 8% to Canada, 6% to Latin America and 4% to other regions.

Service marks, trademarks and/or tradenames and related designs or logotypes owned by Gardner Denver, Inc. or its subsidiaries are shown in italics.

Executive Overview

Significant Accomplishments in 2006

Management believes that the Company’s most significant accomplishments in 2006 were as follows:

•	Grew revenues 37% as a result of acquisitions (19%) and organic growth (18%), including a slight benefit attributable to foreign currency translation. The organic growth included significant volume and price increases for fluid transfer products as a result of strong demand for oil and natural gas drilling and servicing pumps.

•	Improved net income 99% as a result of growth in unit volume, price increases, acquisitions and cost reductions achieved primarily through acquisition integration initiatives.

•	Generated $167 million in net cash from operating activities in 2006, compared to $115 million in 2005.

•	Used cash provided by operating activities and excess cash from the Company’s non-U.S. subsidiaries to reduce debt by more than $161 million.

•	Completed the integration of Thomas Industries, Inc. (“Thomas”) administrative functions and relocated manufacturing of blowers used for mobile applications from Germany to the U.K.

•	Substantially completed the integration of nash elmo Holdings LLC (“Nash Elmo”) by relocating production of liquid ring pumps from Germany to China and Brazil.

•	Improved return on equity to 18% for the twelve months ending December 31, 2006 from 13% for the twelve months ending December 31, 2005.

•	Completed the acquisition of the Todo Group (“Todo”).

Challenges

The Company has grown significantly as a result of successively larger acquisitions. Non-U.S. revenues, as a percentage of total revenues, have grown to 58% in 2006 from 21% in 1994, the Company’s first year as an independent company. With this growth has come a significant increase in the complexity of the business and the necessity of effective controls and management practices to ensure the successful execution of the Company’s strategies. The achievement of the Company’s key strategic objectives and long-term financial goals is subject to many uncertainties and challenges. See also Item 1A “Risk Factors.” In management’s opinion, the most relevant challenges and those most likely to have a near-term impact on the Company’s performance are as follows:

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

Management recognizes that long-term growth in profitability and creation of shareholder value requires diversification of the Company’s end markets, geographic footprint and customer base. Since its spin-off in 1994, the Company has actively pursued such diversification and has formulated key strategies and plans to achieve this vision. Management believes the continued execution of the Company’s strategies will help mitigate the effects of the challenges it faces.

History

The Company’s business of manufacturing industrial and petroleum equipment began in 1859 when Robert W. Gardner redesigned the fly-ball governor to provide speed control for steam engines. By 1900, the then Gardner Company had expanded its product line to include steam pumps and vertical high-speed air compressors. In 1927, the Gardner Company merged with Denver Rock Drill, a manufacturer of equipment for oil wells and mining and construction, and became the Gardner-Denver Company. In 1979, the Gardner-Denver Company was acquired by Cooper Industries, Inc. (“Cooper”) and operated as 10 unincorporated divisions. Two of these divisions, the Gardner-Denver Air Compressor Division and the Petroleum Equipment Division, were combined in 1985 to form the Gardner-Denver Industrial Machinery Division (the “Division”). The OPI pump product line was purchased in 1985 and added to the Division. In 1987, Cooper acquired the Sutorbilt and DuroFlow blower product lines and the Joy® industrial compressor product line, which were also consolidated into the Division. Effective December 31, 1993, the assets and liabilities of the Division were transferred by Cooper to the Company, which had been formed as a wholly-owned subsidiary of Cooper. On April 15, 1994, the Company was spun-off as an independent company to the shareholders of Cooper.

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

In January 2000, the Company acquired Invincible Airflow Systems, Co. (“Invincible”). Invincible, located in Baltic, Ohio, manufactured single and fabricated multistage centrifugal blowers and engineered vacuum systems. Invincible extended Gardner Denver’s product offering for the industrial cleaning market and introduced the Company’s centrifugal blowers to new markets. During 2003, manufacturing of Invincible’s products was transferred to the Company’s existing centrifugal blower facility in Peachtree City, Georgia.

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

In September 2001, the Company acquired Hamworthy Belliss & Morcom (“Belliss & Morcom”) headquartered in Gloucester, United Kingdom. Belliss & Morcom manufactures and distributes reciprocating air compressors used for a variety of niche applications, such as polyethylene terephthalate (“PET”) bottle blowing, breathing air equipment and compressed natural gas. The acquisition of Belliss & Morcom broadened the Company’s range of product offerings, strengthened its distribution and service networks and increased its participation in sales of products with applications that have the potential to grow faster than the overall industrial economy.

In September 2001, the Company also acquired Hoffman Air and Filtration Systems (“Hoffman”). Hoffman, previously headquartered in Syracuse, New York, manufactured and distributed multistage centrifugal blowers and vacuum systems, primarily for wastewater treatment and industrial applications. The acquisition of Hoffman expanded Gardner Denver’s product offering and distribution capabilities and enhanced its position as a leading international supplier of centrifugal products to the air and gas handling industry. During 2002, manufacturing of Hoffman’s products was transferred to the Company’s existing centrifugal blower facility in Peachtree City, Georgia.

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

In January 2004, the Company acquired Syltone plc (“Syltone”), previously a publicly traded company listed on the London Stock Exchange. Syltone, previously headquartered in Bradford, United Kingdom, was one of the world’s largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company’s product lines. Syltone was also one of the world’s largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. This acquisition strengthened the Company’s position, particularly in Europe, as the leading global provider of bulk handling solutions for the commercial transportation industry. The acquisition also expanded the Company’s product lines to include loading arms.

In September 2004, the Company acquired Nash Elmo. Nash Elmo, previously headquartered in Trumbull, Connecticut, is a global manufacturer of industrial vacuum pumps and is primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses’ products are complementary to the Company’s Compressor and Vacuum Products segment’s product portfolio.

In June 2005, the Company acquired Bottarini S.p.A. (“Bottarini”), a packager of industrial air compressors located near Milan, Italy. Bottarini’s products are complementary to the Compressor and Vacuum Products segment’s product portfolio.

In July 2005, the Company acquired Thomas, previously a New York Stock Exchange listed company traded under the ticker symbol “TII.” Thomas, previously headquartered in Louisville, Kentucky, is a leading supplier of pumps, compressors and blowers for OEM applications such as medical equipment, gasoline vapor and refrigerant recovery, automotive and transportation applications, printing, packaging and laboratory equipment. Thomas designs, manufactures, markets, sells and services these products through worldwide operations. This acquisition is primarily complementary to the Company’s Compressor and Vacuum Products segment’s product portfolio.

In January 2006, the Company completed the acquisition of Todo. Todo, with assembly operations in Sweden and the United Kingdom, has one of the most extensive offerings of dry-break couplers in the industry. TODO-MATIC self-sealing couplings are used by many of the world’s largest oil, chemical and gas companies to safely and efficiently transfer their products. The Todo acquisition extends the Company’s product line of Emco Wheaton couplers, added as part of the Syltone acquisition in 2004, and strengthens the distribution of each company’s products throughout the world. This acquisition is complementary to the Company’s Fluid Transfer Products segment’s product portfolio.

Markets and Products

A description of the particular products manufactured and sold by Gardner Denver in its two reportable segments as of December 31, 2006 is set forth below. For financial information over the past three years on the Company’s performance by reportable segment and the Company’s international sales, refer to Note 16 “Segment Information” in the “Notes to Consolidated Financial Statements.”

Compressor and Vacuum Products Segment

In the Compressor and Vacuum Products segment, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air compressors; positive displacement, centrifugal and side channel blowers; liquid ring pumps; single-piece piston reciprocating, diaphragm, and linear compressor and vacuum pumps primarily serving OEM applications; and engineered systems. The Company also designs, manufactures, markets and services complementary ancillary products, including access platforms, gear boxes and power take-offs. The Company’s sales of compressor and vacuum products for the year ended December 31, 2006 were approximately $1.3 billion.

Compressors are used to increase the pressure of gas, including air, by mechanically decreasing its volume. The Company’s reciprocating compressors range from sub-fractional to 1,500 horsepower and are sold under the Gardner Denver, Champion, Thomas, Bottarini and Belliss & Morcom trademarks. The Company’s rotary screw compressors range from sub-fractional to 680 horsepower and are sold under the Gardner Denver, Bottarini, Electra-Screw, Electra-Saver, Enduro, RotorChamp, Tamrotor and Tempest trademarks.

Blowers and liquid ring pumps are used to produce a high volume of air at low pressure and to produce vacuum. The Company’s positive displacement blowers range from 0 to 36 pounds per square inch gauge (PSIG) pressure and 0 to 28 inches of mercury (Hg) vacuum and 0 to 43,000 cubic feet per minute (CFM) and are sold under the trademarks Sutorbilt, DuroFlow, CycloBlower, Drum, Wittig and TurboTron. The Company’s multistage centrifugal blowers are sold under the trademarks Gardner Denver, Lamson and Hoffman and range from 0.5 to 25 PSIG pressure and 0 to 18 inches Hg vacuum and 100 to 50,000 CFM. The Company’s side channel blowers range from 0 to 15 PSIG pressure and 0 to 1,800 CFM and are sold under the Elmo Rietschle trademark. The Company’s sliding vane compressors and vacuum pumps range from 0 to 150 PSIG and 0 to 3,000 CFM and are sold under the Gardner Denver, Elmo Rietschle, Thomas, Welch, Drum and Wittig trademarks. The Company’s engineered vacuum systems are used in industrial cleaning, hospitals, dental offices, general industrial applications and the chemical industry and are sold under the Gardner Denver, Invincible, Thomas, Elmo Rietschle and Cat Vac trademarks. The Company’s liquid ring pumps and engineered systems range from 0 to 150 PSIG and 1,000 to 3,000 CFM and are sold under the Nash and Elmo Rietschle trademarks.

Almost all manufacturing plants and industrial facilities, as well as many service industries, use compressor and vacuum products. The largest customers for the Company’s compressor and vacuum products are durable and non-durable goods manufacturers; process industries (petroleum, primary metals, pharmaceutical, food and paper); OEMs; manufacturers of printing equipment, pneumatic conveying equipment, and dry and liquid bulk transports; wastewater treatment facilities; and automotive service centers and niche applications such as PET bottle blowing, breathing air equipment and compressed natural gas. Manufacturers of machinery and related equipment use stationary compressors for automated systems, controls, materials handling and special machinery requirements. The petroleum, primary metals, pharmaceutical, food and paper industries require compressed air and vacuum for processing, instrumentation and control, packaging and pneumatic conveying. Blowers are instrumental to local utilities for aeration in treating industrial and municipal waste. Blowers are also used in service industries, for example, residential carpet cleaning to vacuum moisture from carpets during the shampooing and cleaning process. Blowers and sliding vane compressors are used on trucks to vacuum leaves and debris from street sewers and to unload liquid and dry bulk and powder materials such as cement, grain and plastic pellets. Additionally, blowers are used in packaging technologies, medical applications, printing and paper processing and numerous chemical processing applications. Liquid ring pumps are used in many different vacuum applications and engineered systems, such as water removal, distilling, reacting, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, petrochemical and power industries.

As a result of the Syltone acquisition, the Company has 12 vehicle fitting facilities in 9 countries worldwide. These fitting facilities offer customized vehicle installations of systems, which include compressors, generators, hydraulics, pumps and oil and fuel systems. Typical uses for such systems include road demolition equipment, tire removal, electrical tools and lighting, hydraulic hand tools and high-pressure water jetting pumps. The fitting facility in the United Kingdom also manufactures access platforms which are hydraulically powered and are typically used for overhead service applications. The diverse range of customers for these products include local government authorities, utility companies (electricity, water, gas, telecommunications) and tire and road service providers.

As a result of the Thomas acquisition, the Company has a stronger presence in environmental market segments such as sewage aeration and vapor recovery. Other strengths of Thomas are in medical, printing, packaging and automotive market segments, primarily through custom compressor and pump designs for OEMs. Other Thomas products include Welch laboratory equipment.

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

Fluid Transfer Products Segment

Gardner Denver designs, manufactures, markets and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. This segment also designs, manufactures, markets and services other fluid transfer components and equipment for the chemical, petroleum and food industries. Sales of the Company’s fluid transfer products for the year ended December 31, 2006 were $359 million.

Positive displacement reciprocating pumps are marketed under the Gardner Denver and OPI trademarks. Typical applications of Gardner Denver pumps in oil and natural gas production include oil transfer, water flooding, salt-water disposal, pipeline testing, ammine pumping for gas processing, re-pressurizing, enhanced oil recovery, hydraulic power and other liquid transfer applications. The Company’s production pumps range from 16 to 300 horsepower and consist of horizontal designed pumps. The Company markets one of the most complete product lines of well servicing pumps. Well servicing operations include general workover service, completions (bringing wells into production after drilling), and plugging and abandonment of wells. The Company’s well servicing products consist of high-pressure plunger pumps ranging from 165 to 400 horsepower. Gardner Denver also manufactures intermittent duty triplex and quintuplex plunger pumps ranging from 250 to 3,000 horsepower for well cementing and stimulation, including reservoir fracturing or acidizing. Duplex pumps, ranging from 16 to 135 horsepower, are produced for shallow drilling, which includes water well drilling, seismic drilling and mineral exploration. Triplex mud pumps for oil and natural gas drilling rigs range from 275 to 2,000 horsepower. The Oberdorfer line of fractional horsepower specialty bronze and high alloy pumps for the general industrial and marine markets was acquired as part of the Thomas acquisition. A small portion of Gardner Denver pumps are sold for use in industrial applications.

Gardner Denver water jetting pumps and systems are used in a variety of industries including petrochemical, refining, power generation, aerospace, construction and automotive, among others. The products are sold under the Partek, Liqua-Blaster and American Water Blaster trademarks, and are employed in applications such as industrial cleaning, coatings removal, concrete demolition, and surface preparation.

Gardner Denver’s other fluid transfer components and equipment include loading arms, swivel joints, storage tank equipment, dry- break couplers and adaptors, bus and aviation refueling nozzles, fall protection and access equipment used to load and unload ships, tank trucks and rail cars. These products are sold primarily under the Emco Wheaton, TODO and Perolo trademarks.

The Fluid Transfer Products segment operates seven production facilities (including one remanufacturing facility) in the U.S., two in the United Kingdom, and one each in Germany, Sweden and Canada. The most significant facilities include owned properties in Tulsa, Oklahoma; Quincy, Illinois; Syracuse, New York; Margate, United Kingdom; Kirchhain, Germany; Toreboda, Sweden and two leased properties in Houston, Texas and one in Oakville, Ontario.

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

Thomas had many similar routes to markets, especially for its Rietschle products (now part of the Blower Division). The primary OEM accounts for Thomas products are handled directly from the manufacturing locations. Smaller accounts and replacement business are handled through a network of distributors. Outside of the United States and Germany, the Company’s subsidiaries are responsible for sales and service in the countries or regions they serve.

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

Although there are a few large manufacturers of compressor and vacuum products, the marketplace for these products remains highly fragmented due to the wide variety of product technologies, applications and selling channels. Gardner Denver’s principal competitors in sales of compressor and vacuum products include Ingersoll-Rand, Sullair (owned by United Technologies Corporation), Atlas Copco, Quincy Compressor (owned by EnPro Industries), CompAir, Roots, Busch, Becker, SiHi, GHH (owned by Ingersoll-Rand), Civacon and Blackmer Mouvex (both owned by Dover Corporation), Gast (a division of IDEX), KNF, Medo, Oken, Charles Austin, Durr, Werther and Sening. Gardner Denver’s primary competitors in sales of access platforms and vehicle systems include Mellow Flowtrans, Winton Engineering and Versalift. Manufacturers located in China and Taiwan are also becoming major competitors as the products produced in these regions improve in quality and reliability.

The market for fluid transfer products is still highly fragmented, although there are a few multinational manufacturers with broad product offerings that are significant. Because Gardner Denver is currently focused on pumps used in oil and natural gas production and well servicing and well drilling, it does not typically compete directly with the major full-line pump manufacturers. The Company’s principal competitors in sales of petroleum pump products include National Oilwell Varco and SPM Flow Control, Inc. The Company’s principal competitors in sales of water jetting systems include NLB Corp. (owned by Interpump Group SpA), Jetstream (a division of Federal Signal), WOMA Apparatebau GmbH and Hammelmann Maschinenfabrik GmbH (owned by Interpump Group SpA). The Company’s principal competitors in sales of other fluid transfer components and equipment are OPW Engineered Systems (owned by Dover Corporation) in distribution loading arms; and FMC Technologies and Schwelm Verladetechnik GmbH (SVT) in both marine and distribution loading arms.

Research and Development

The Company’s products are best characterized as mature, with evolutionary technological advances. Technological trends in compressor and vacuum products include development of oil-free air compressors, increased product efficiency, reduction of noise levels and advanced control systems to upgrade the flexibility and precision of regulating pressure and capacity. Emerging compressor and vacuum market niches result from new technologies in plastics extrusion, oil and natural gas well drilling, field gas gathering, mobile and stationary vacuum applications, utility and fiber optic installation and environmental impact minimization, as well as other factors. Trends in fluid transfer products include development of larger horsepower and lighter weight pumps and loading arms to transfer liquid natural gas.

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

During the years ended December 31, 2006, 2005, and 2004, the Company spent approximately $32.8 million, $22.3 million, and $9.8 million, respectively on research activities relating to the development of new products and the improvement of existing products.

Manufacturing

In general, the Company’s manufacturing processes involve the precision machining of castings, forgings and bar stock material which are assembled into finished components. These components are sold as finished products or packaged with purchased components into complete systems. Gardner Denver operates 41 manufacturing facilities (including remanufacturing facilities) that utilize a broad variety of processes. At the Company’s manufacturing locations, it maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures, and uses extensive process automation in its manufacturing operations. The Company’s manufacturing facilities extensively employ the use of computer aided numerical control tools, robots and manufacturing techniques that concentrate the equipment necessary to produce similar products in one area of the plant (cell manufacturing). One operator using cell manufacturing can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing the amount of work-in-process and finished product inventories.

Gardner Denver has representatives on the American Petroleum Institute’s working committee and has relationships with standard enforcement organizations such as Underwriters Laboratories, Det Norske Veritas and the Canadian Standard Association. The Company maintains ISO 9001-2000 certification on the quality systems at a majority of its manufacturing and design locations.

Raw Materials

The primary raw materials used by Gardner Denver are cast iron, aluminum and steel. Such materials are generally available from a number of suppliers. The Company has long-term contracts with some of its suppliers of key components, but additionally believes that its sources of raw materials and components are reliable and adequate for its needs. Gardner Denver uses single sources of supply for certain castings, motors and other selected components. A disruption in deliveries from a given supplier could therefore have an adverse effect on the Company’s ability to meet its commitments to customers. Nevertheless, the Company believes that it has appropriately balanced this risk against the cost of sustaining a greater number of suppliers. Moreover, the Company has sought, and will continue to seek, cost reductions in its purchases of materials and supplies by consolidating purchases, pursuing alternate sources of supply and using online bidding competitions among potential suppliers.

Backlog

Backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. Since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels. For further discussion of backlog levels, see the information included under “Outlook” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

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

In the aggregate, patents and trademarks are of considerable importance to the manufacture and marketing of many of Gardner Denver’s products. However, the Company does not consider any single patent or trademark, or group of patents or trademarks, to be material to its business as a whole, except for the Gardner Denver trademark. Other important trademarks the Company uses include, among others, Aeon, Belliss & Morcom, Bottarini, Champion, CycloBlower, Drum, DuroFlow, Elmo Rietschle, Emco Wheaton, Hoffman, Lamson, Legend, Nash, Oberdorfer, OPI, Sutorbilt, Tamrotor, Thomas, TODO, Webster, Welch and Wittig. Joy® is a registered trademark of Joy Technologies, Inc. The Company has the right to use the Joy trademark on aftermarket parts until November 2027. Its right to use this trademark on air compressors expired in November 1995. Pursuant to trademark license agreements, Cooper has rights to use the Gardner Denver trademark for certain power tools and the Company has rights to use the Ajax® trademark for pump products. Gardner Denver has registered its trademarks in the countries where it is deemed necessary or in the Company’s best interest.

The Company also relies upon trade secret protection for its confidential and proprietary information and routinely enters into confidentiality agreements with its employees. There can be no assurance, however, that these protections are sufficient, that others will not independently obtain similar information and techniques or otherwise gain access to the Company’s trade secrets or that they can effectively be protected.

Employees

As of January 2007, the Company had approximately 6,000 full-time employees. The Company believes that its current relations with employees are satisfactory.

Executive Officers of the Registrant

The following sets forth certain information with respect to Gardner Denver’s executive officers as of February 28, 2007. These officers serve at the pleasure of the Board of Directors.

Name	Position	Age

Ross J. Centanni	Chairman, President and Chief Executive Officer	61
Helen W. Cornell	Vice President, Finance and Chief Financial Officer	48
Tracy D. Pagliara	Vice President, Administration, General Counsel and Secretary	44
J. Dennis Shull	Executive Vice President and General Manager, Compressor Division	58
Richard C. Steber	Vice President and General Manager, Engineered Products Division	56
T. Duane Morgan	Vice President and General Manager, Fluid Transfer Products	57
James J. Kregel	Vice President and General Manager, Thomas Products Division	55
Winfried Kaiser	Vice President and General Manager, Blower Division	51

Ross J. Centanni, age 61, has been President and Chief Executive Officer and a director of Gardner Denver since its incorporation in November 1993. He has been Chairman of Gardner Denver’s Board of Directors since November 1998. Prior to Gardner Denver’s spin-off from Cooper in April 1994, he was Vice President and General Manager of the Division, where he also served as Director of Marketing from August 1985 to June 1990. He has a B.S. degree in industrial technology and an M.B.A. degree from Louisiana State University. Mr. Centanni is a director of Denman Services, Inc., a privately held supplier of medical products. He is also a member of the Petroleum Equipment Suppliers Association Board of Directors and a member of the Executive Committee of the International Compressed Air and Allied Machinery Committee.

Helen W. Cornell, age 48, was appointed Vice President, Finance and Chief Financial Officer in August 2004. She served as Vice President and General Manager, Fluid Transfer Division of Gardner Denver from March 2004 until August 2004. She served as Vice President, Strategic Planning and Operations Support from August 2001 until March 2004 and Vice President, Compressor Operations for the Compressor and Pump Division from April 2000 until August 2001. From November 1993 until accepting her operations role, Ms. Cornell held positions of increasing responsibility as the Corporate Secretary and Treasurer of the Company, serving in the role of Vice President, Corporate Secretary and Treasurer from April 1996 until April 2000. She holds a B.S. degree in accounting from the University of Kentucky and an M.B.A. from Vanderbilt University. She is a Certified Public Accountant and a Certified Management Accountant.

Tracy D. Pagliara, age 44, was appointed Vice President, Administration, General Counsel and Secretary of Gardner Denver in March 2004. He previously served as Vice President, General Counsel and Secretary of Gardner Denver from August 2000 until his promotion. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara, a Certified Public Accountant, has a B.S. degree in accounting and a J.D. degree from the University of Illinois.

J. Dennis Shull, age 58, has been the Executive Vice President and General Manager, Gardner Denver Compressor Division since January 2007. From January 2002 until January 2007, Mr. Shull served as Vice President and General Manager, Gardner Denver Compressor Division. He previously served the Company as Vice President and General Manager, Gardner Denver Compressor and Pump Division from its organization in August 1997 to January 2002. Prior to August 1997, he served as Vice President, Sales and Marketing since the Company’s incorporation in November 1993. From August 1990 until November 1993, Mr. Shull was the Director of Marketing for the

Division. Mr. Shull has a B.S. degree in business from Northeast Missouri State University and an M.A. in business from Webster University.

Richard C. Steber, age 56, has been the Vice President and General Manager, Gardner Denver Liquid Ring Pump Division since January 2005. He previously served the Company as Vice President and General Manager of the Gardner Denver Fluid Transfer Division (formerly the Gardner Denver Pump Division) from January 2002 until his promotion. Prior to joining Gardner Denver, he was employed by Goulds Pumps, a division of ITT Industries, for twenty-five years, most recently as the President and General Manager for Europe, Middle East and Africa. He previously held positions as Vice President for both the sales and marketing organizations at Goulds Pumps, with domestic and international responsibility. Mr. Steber has a B.S. degree in engineering from the State University of New York College of Environmental Science and Forestry at Syracuse.

T. Duane Morgan, age 57, joined the Company as Vice President and General Manager of the Gardner Denver Fluid Transfer Division in December 2005. Prior to joining Gardner Denver, Mr. Morgan served as President of Process Valves for the Valves & Measurement group (the “Group”) of Cameron International Corporation (“Cameron”). From 2003 to 2005, he served as Vice President and General Manager, Aftermarket Services, for the Group and from 1998 to 2002, he was President of Orbit Valve, a division of the Group. From 1985 to 1998, he served in various capacities in plant and sales management for Cameron, which before 1995 was part of Cooper. Before joining Cooper, he held various positions in finance, marketing and sales with Joy Manufacturing Company and B.F. Goodrich Company. Mr. Morgan holds a B.S. degree in mathematics from McNeese State University and an M.B.A. from Louisiana State University.

James J. Kregel, age 55, was named Vice President and General Manager of the Gardner Denver Thomas Products Division in July 2005, when Gardner Denver announced the completion of the acquisition of Thomas. Mr. Kregel served as Vice President of Worldwide Pumps and Compressors for Thomas at the time of the acquisition. Prior to this, he held the position of Vice President and General Manager of the North American Group. Mr. Kregel joined Thomas in 1988 as Director of Marketing. Previous to his employment with Thomas, he was Director of Sales for Tecumseh Products, Inc. Mr. Kregel earned a B.S. degree from the University of Wisconsin and an M.B.A. from Keller Graduate School.

Winfried Kaiser, age 51, was named Vice President and General Manager of the Gardner Denver Blower Division in November 2006. In 2005, he was appointed Managing Director of the Emco Wheaton Loading Systems SBU of the Gardner Denver Fluid Transfer Division. Mr. Kaiser served as Managing Director of Emco Wheaton GmbH prior to Garner Denver’s acquisition of Syltone until his promotion in 2005. He was also a member of the Syltone Executive Board prior to the acquisition. Previous to his employment with the Syltone, he served as Managing Director of WAGWasseraufbereitung GmbH and as Managing Director of Rehman Process Engineering GmbH. Mr. Kaiser holds a Masters degree in Engineering from the Technical University of Darmstadt, Germany.

Compliance Certifications

The Company has included at Exhibits 31.1 and 31.2 of this Form 10-K for fiscal year 2006 certificates of the Company’s Chief Executive Officer and Chief Financial Officer certifying the quality of the Company’s public disclosure. The Company’s Chief Executive Officer has also submitted to the New York Stock Exchange (NYSE) a document certifying, without qualification, that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

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

The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under federal “Superfund” or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, Gardner Denver was only a small contributor to these waste sites, and the Company has, or is attempting to negotiate, de minimis settlements for their cleanup. The cleanup of the remaining sites is substantially complete and the Company’s future obligations entail a share of the sites’ ongoing operating and maintenance expense.

The Company is also addressing three on-site cleanups for which it is the primary responsible party. Two of these cleanup sites are in the operation and maintenance stage and the third is in the implementation stage. The Company is also participating in a voluntary cleanup program with other potentially responsible parties on a fourth site which is in the assessment stage. Based on currently available information, the Company does not anticipate that any of these sites will result in material additional costs beyond those already accrued on its balance sheet.

Gardner Denver has an accrued liability on its balance sheet to the extent costs are known or can be reasonably estimated for its remaining financial obligations for these matters. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to the sites discussed above.

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

We have exposure to economic downturns and operate in cyclical markets.

As a supplier of capital equipment to a variety of industries, we are adversely affected by general economic downturns. Demand for compressor and vacuum products is dependent upon capital spending by manufacturing and process industries. Many of our customers, particularly industrial customers, will delay capital projects, including non-critical maintenance and upgrades, during economic downturns. Demand for some of our fluid transfer products is primarily tied to the number of working and available drilling rigs and oil and natural gas prices. The energy market, in particular, is cyclical in nature as the worldwide demand for oil and natural gas fluctuates. When worldwide demand for these commodities is depressed, the demand for our products used in drilling and recovery applications is reduced.

Accordingly, our operating results for any particular period are not necessarily indicative of the operating results for any future period. The markets for our products have historically experienced downturns in demand. Future downturns could have a material adverse effect on our operating results.

Large or rapid increases in the costs of raw materials or substantial decreases in their availability and our dependence on particular suppliers of raw materials could materially and adversely affect our operating results.

Our primary raw materials are cast iron, aluminum and steel. Although we have some long-term contracts with key suppliers and are seeking to enter into additional long-term contracts, we do not have long-term contracts with most of our suppliers. Consequently, we are vulnerable to fluctuations in prices of such raw materials. Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of raw materials. We use single sources of supply for certain iron castings and other select engineered components. From time to time in recent years, we have experienced a disruption to our supply deliveries and may experience further supply disruptions. Any such disruption could have a material adverse effect on our ability to meet our commitments to customers and, therefore, our operating results.

We face robust competition in the markets we serve, which could materially and adversely affect our operating results.

We actively compete with many companies producing the same or similar products. Depending on the particular product, we experience competition based on a number of factors, including quality, performance, price and availability. We compete against many companies, including divisions of larger companies with greater financial resources than we possess. As a result, these competitors may be better able to withstand a change in conditions within the markets in which we compete and throughout the economy as a whole. In addition, new competitors could enter our markets. In particular, it is possible that our European- and Asian-based competitors could seek to establish a greater presence in the United States market. If we cannot compete successfully, our sales and operating results could be materially and adversely affected.

We may not be able to effectively integrate acquired businesses and fully realize the related anticipated cost savings, synergies, or revenue enhancements.

We have completed 20 acquisitions since becoming an independent company in 1994, with the three largest transactions occurring since January 2004. Our continued success depends in part on our ability to effectively integrate acquired businesses into our operations. We face significant challenges in consolidating functions and integrating procedures, personnel, product lines, and operations in a timely and efficient manner. The integration process can be complex and time consuming, may be disruptive to our existing and acquired businesses, and may cause an interruption of, or a loss of momentum in, those businesses.

Even if we can successfully complete the integration of acquired businesses into our operations, there is no assurance that anticipated cost savings, synergies, or revenue enhancements will be realized within the expected time frame, or at all. Our ability to realize anticipated cost savings, synergies, or revenue enhancements may be affected by a number of factors, including the following:

•	our ability to effectively eliminate redundant administrative overhead and rationalize manufacturing capacity is difficult to predict. Accordingly, the actual amount and timing of the resulting cost savings are inherently difficult to predict.

•	we may incur significant cash integration costs in achieving cost savings, and any cost savings or other synergies from acquisitions may be offset by such integration costs.

•	the cost savings and other synergies realized from acquisitions may be offset by increases in other expenses, by operating losses, or by problems unrelated to any specific acquisition.

Our success depends on our executive officers and other key personnel.

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and other key personnel. The loss of the services of any of our executive officers, particularly our Chairman, President and Chief Executive Officer, Ross J. Centanni, could have an adverse impact. None of our executive officers has an employment agreement. However, we have a common stock ownership requirement and provide certain benefits for our executive officers, including change in control agreements, which provide incentives for them to make a long-term commitment to our company. Our future success will also depend on our ability to attract and retain qualified personnel and a failure to attract and retain new qualified personnel could have an adverse effect on our operations.

We may not be able to continue to make the acquisitions necessary for us to realize our growth strategy.

One of our growth strategies is to increase our sales and expand our markets through acquisitions. We expect to continue making acquisitions if appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Furthermore, our acquired companies may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of our existing operations.

Economic, political and other risks associated with international sales and operations could adversely affect our business.

For the fiscal year ended December 31, 2006, approximately 58% of our revenues were from customers in countries outside of the United States. We have manufacturing facilities in Germany, the United Kingdom, Italy, Sweden, China, Finland, Brazil and Canada. We anticipate that we may continue to expand our international operations to the extent that suitable opportunities become available. Non-U.S. operations and U.S. export sales could be adversely affected as a result of:

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

The nature of our products creates the possibility of significant product liability and warranty claims, which could harm our business.

Customers use some of our products in potentially hazardous applications that can cause injury or loss of life and damage to property, equipment or the environment. In addition, our products are integral to the production process for some end-users and any failure of our products could result in a suspension of operations. Although we maintain strict quality controls and procedures, we cannot be certain that our products will be completely free from defects. We maintain amounts and types of insurance coverage that we believe are adequate and consistent with normal industry practice for a company of our relative size. However, we cannot guarantee that insurance will be available or adequate to cover all liabilities incurred. We also may not be able to maintain insurance in the future at levels we believe are necessary and at rates we consider reasonable. We may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where our equipment and services have been or are being used.

Environmental-compliance costs and liabilities could adversely affect our financial condition.

Our operations and properties are subject to increasingly stringent domestic and foreign laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety. Under such laws and regulations, we can be subject to substantial fines and sanctions for violations and be required to install costly pollution control equipment or effect operational changes to limit pollution emissions and/or decrease the likelihood of accidental hazardous substance releases. We must conform our operations and properties to these laws and regulations.

We use and generate hazardous substances and wastes in our manufacturing operations. In addition, many of our current and former properties are, or have been, used for industrial purposes. We have been identified as a potentially responsible party with respect to several sites designated for cleanup under federal “Superfund” or similar state laws. An accrued liability on our balance sheet reflects costs which are probable and estimable for our projected financial obligations relating to these matters. If we have underestimated our remaining financial obligations, we may face greater exposure that could have an adverse effect on our financial condition, results of operations or liquidity. Stringent fines and penalties may be imposed for non-compliance with regulatory requirements relating to environmental matters, and many environmental laws impose joint and several liability for remediation for cleanup of certain waste sites and for related natural resource damages.

We have experienced, and expect to continue to experience, operating costs to comply with environmental laws and regulations. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination, or the imposition of new cleanup requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We are a defendant in certain asbestos and silicosis personal injury lawsuits, which could adversely affect our financial condition.

We have been named as a defendant in a number of asbestos and silicosis personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources, and typically we are one of approximately 25 or more named defendants. In our experience to date, the substantial majority of the plaintiffs have not suffered an injury for which we bear responsibility.

We believe that the pending lawsuits will not, in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, could cause a different outcome. Accordingly, there can be no assurance that the resolution of pending or future lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Our indebtedness could adversely affect our financial flexibility.

We have debt of approximately $407 million at December 31, 2006, and our indebtedness could have an adverse future effect on our business. For example:

•	we may have a limited ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy, or other purposes;

•	a portion of our cash flow may be used to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other purposes;

•	we may be more vulnerable to adverse changes in general economic, industry and competitive conditions;

•	the various covenants contained in our senior credit agreement, the indenture governing the senior subordinated notes, and the documents governing our other existing indebtedness may place us at a relative competitive disadvantage as compared to some of our competitors; and

•	borrowings under the senior credit agreement bear interest at floating rates, which could result in higher interest expense in the event of an increase in interest rates.

If we remain in compliance with the covenants set forth in the documents governing our indebtedness, we and/or our subsidiaries may be able to incur substantial additional indebtedness. If we or any of our subsidiaries incur additional indebtedness, the related risks that we now face may intensify.

Third parties may infringe upon our intellectual property or may claim we have infringed their intellectual property, and we may expend significant resources enforcing or defending our rights or suffer competitive injury.

Our success depends in part on our proprietary technology and intellectual property rights. We rely on a combination of patents, trademarks, trade secrets, copyrights, confidentiality provisions, contractual restrictions and licensing arrangements to establish and protect our proprietary rights. We may be required to spend significant resources to monitor and police our intellectual property rights. If we fail to successfully enforce these intellectual property rights, our competitive position could suffer, which could harm our operating results. Although we make a significant effort to avoid infringing known proprietary rights of third parties, from time to time we may receive notice that a third party believes that our products may be infringing certain patents, trademarks or other proprietary rights of such third party. Responding to such claims, regardless of their merit, can be costly and time consuming, and can divert management’s attention and other resources. Depending on the resolution of such claims, we may be barred from using a specific technology or other right, may be required to redesign or re-engineer a product, or may become liable for significant damages.

Our business could suffer if we experience employee work stoppages or other labor difficulties.

As of January 2007, we have approximately 6,000 full-time employees. A significant number of our employees, including a large portion of the employees outside of the United States, are represented by works councils and labor unions. Although we do not anticipate future work stoppages by our union employees, there can be no assurance that work stoppages will not occur. Although we believe that our relations with employees are satisfactory and have not experienced any material work stoppages, we cannot be assured that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations. The occurrence of any of the preceding conditions could impair our ability to manufacture our products and result in increased costs and/or decreased operating results.

Our pension and other postretirement benefit obligations and expense (or income) are dependent upon assumptions used in calculating such amounts and actual results of investment activity.

Pension and other postretirement benefit obligations and expense (or income) are dependent on assumptions used in calculating such amounts and actual results of investment activity. These assumptions include discount rate, rate of compensation increases, expected return on plan assets and expected healthcare trend rates. While we believe that the assumptions are appropriate, differences in actual experience or future changes in assumptions may affect our obligations, future expense and funding requirements.

A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that those assets are impaired.

As of December 31, 2006, goodwill and other intangible assets represented approximately $873.2 million, or 49.9% of our total assets. Goodwill is generated in an acquisition when the cost of such acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill and certain other identifiable intangible assets are subject to impairment analyses at least annually. We could be required to recognize reductions in our net income caused by the impairment of goodwill and other intangibles, which, if significant, could materially and adversely affect our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

See Item 1 “Business” for information on Gardner Denver’s manufacturing, distribution and service facilities and sales offices. Generally, the Company’s plants are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in 2007. The Company leases sales office and warehouse space in numerous locations worldwide.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions is included under “Contingencies” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information regarding the market for the Company’s common stock and quarterly market price ranges set forth in Note 18 “Quarterly Financial Information (Unaudited)” in the “Notes to Consolidated Financial Statements” is hereby incorporated by reference. There were approximately 7,100 stockholders of record as of December 31, 2006.

Gardner Denver has not paid a cash dividend since its spin-off from Cooper in April 1994 and the Company has no current intention to pay cash dividends. The cash flow generated by the Company is currently utilized for debt service and capital accumulation and reinvestment.

In October 1998, Gardner Denver’s Board of Directors authorized the repurchase of up to 3,200,000 shares of the Company’s common stock to be used for general corporate purposes and the repurchase of up to 800,000 shares of the Company’s common stock under a Stock Repurchase Program for Gardner Denver’s executive officers. Both authorizations remain in effect until all the authorized shares are repurchased unless modified by the Board of Directors. Repurchases of equity securities during the fourth quarter of 2006 are listed in the following table. Per share and share amounts reflect the effect of a two-for-one stock split (in the form of a 100% stock dividend) that was completed on June 1, 2006.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number		As Part of Publicly	Shares That May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased (1)	Paid per Share	or Programs	Plans or Programs

October 1, 2006-October 31, 2006	—	n/a	—	826,516
November 1, 2006-November 30, 2006	—	n/a	—	826,516
December 1, 2006-December 31, 2006	990	$38.04	—	826,516

Total	990	$38.04	—	826,516

(1)	Includes shares exchanged or surrendered in connection with the exercise of options under Gardner Denver’s stock options plans.

Stock Performance Graph

The following table compares the cumulative total stockholder return for the Company’s common stock on an annual basis from December 31, 2001 through December 31, 2006 to the cumulative returns for the same periods of the: (a) Standard & Poor’s 500 Stock Index; (b) Standard & Poor’s 600 Index for Industrial Machinery, a pre-established industry index believed by the Company to have a peer group relationship with the Company; and (c) Standard & Poor’s SmallCap 600, an industry index which includes the Company’s common stock. The graph assumes that $100 was invested in Gardner Denver, Inc. common stock and in each of the other indices on December 31, 2001 and that all dividends were reinvested when received. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Gardner Denver, Inc.	100	90.95	106.94	162.59	220.88	334.32
S&P 500 Index	100	77.90	100.25	111.15	116.61	135.03
S&P SmallCap 600 Index	100	85.37	118.48	145.32	156.48	180.14
S&P 600 Industrial Machinery	100	95.75	130.39	167.41	182.82	220.79

ITEM 6.	SELECTED FINANCIAL DATA

Years Ended December 31
(Dollars in thousands except per share amounts)	2006 (1)	2005 (2)	2004 (3)	2003	2002

Revenues	$1,669,176	1,214,552	739,539	439,530	418,158
Net income	132,908	66,951	37,123	20,643	19,602
Basic earnings per share(4)	2.54	1.40	0.98	0.64	0.62
Diluted earnings per share(4)	2.49	1.37	0.96	0.63	0.61
Long-term debt (excluding current maturities)	383,459	542,641	280,256	165,756	112,663
Total assets	$1,750,231	1,715,060	1,028,609	589,733	478,730

(1)	The Company acquired the outstanding shares of Todo in January 2006.

(2)	The Company acquired the outstanding shares of Bottarini and Thomas in June 2005 and July 2005, respectively.

(3)	The Company acquired the outstanding shares of Syltone and Nash Elmo in January 2004 and September 2004, respectively.

(4)	Per share amounts in all years reflect the effect of a two-for-one stock split (in the form of a 100% stock dividend) that was completed on June 1, 2006.

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

The Company has determined its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company evaluates the performance of its reportable segments based on income before interest expense, other income, net, and income taxes. Reportable segment operating earnings (defined as revenues less cost of sales (excluding depreciation and amortization), depreciation and amortization, and selling and administrative expenses) and segment operating margin (defined as segment operating earnings divided by revenues) are indicative of short-term operational performance and ongoing profitability. Management closely monitors the operating earnings and operating margin of each business segment to evaluate past performance and actions required to improve profitability.

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

Since becoming an independent company in 1994, Gardner Denver has completed 20 acquisitions, growing its revenues from approximately $176 million in 1994 to approximately $1.7 billion in 2006. Of the 20 acquisitions, the three largest, namely Thomas, Nash Elmo and Syltone, were completed since January 1, 2004.

On January 2, 2004, the Company acquired Syltone, previously a publicly traded company listed on the London Stock Exchange. For the twelve months ended September 30, 2003, Syltone generated revenues (in accordance with accounting principles generally accepted in the United Kingdom) of £84.4 million. Syltone, previously headquartered in Bradford, United Kingdom, was one of the world’s largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company’s existing product lines. Syltone was also one of the world’s largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. Syltone’s largest markets are Europe and North America.

On September 1, 2004, the Company acquired Nash Elmo, a leading global manufacturer of industrial vacuum pumps. For the year ended December 31, 2003, Nash Elmo generated revenues of $212.4 million. Nash Elmo is primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses’ products are complementary to the Compressor and Vacuum Products segment’s product portfolio. Nash Elmo, previously headquartered in Trumbull, Connecticut, has primary manufacturing facilities located in Bad Neustadt and Nuremberg, Germany; Zibo, China; and Campinas, Brazil. Nash Elmo’s largest markets are in Europe, Asia and North America.

On July 1, 2005, the Company acquired Thomas, previously a publicly traded company listed on the New York Stock Exchange. Thomas, previously headquartered in Louisville, Kentucky, was a leading supplier of pumps, compressors and blowers to original equipment manufacturer (“OEM”) applications such as medical equipment, gasoline vapor and refrigerant recovery, automotive and transportation applications, printing, packaging, and laboratory equipment. Thomas designed, manufactured, marketed, sold and serviced these products through worldwide operations. For the year ended December 31, 2004, Thomas’ revenues and operating income were $410 million and $209 million, respectively. Operating income for this period included $19 million from Thomas’ 32% interest in the Genlyte Thomas Group LLC, a joint venture formed with The Genlyte Group Incorporated in 1998, and a $160 million one-time gain on the sale of this joint venture in July 2004.

Gardner Denver has five operating divisions: Compressor, Blower, Engineered Products, Thomas Products and Fluid Transfer. These divisions comprise two reportable segments: Compressor and Vacuum Products and Fluid Transfer Products. The Compressor, Blower, Engineered Products and Thomas Products Divisions are aggregated into one reportable segment (Compressor and Vacuum Products) since the long-term financial performance of these businesses is affected by similar economic conditions, coupled with the similar nature of their products, manufacturing processes and other business characteristics. In the first quarter of 2006, the Company made certain organizational changes that resulted in a realignment of its reportable segments. The operations of the Company’s line of specialty bronze and high alloy pumps for the general industrial and marine markets (acquired in July 2005 as part of Thomas) and the operations of its line of self-sealing couplings (acquired in January 2004 as part of Syltone) were transferred from the Compressor and Vacuum Products segment to the Fluid Transfer Products segment. Accordingly, the results of these two operations have been included in the Fluid Transfer Products segment results. Results for the years ended December 31, 2005 and 2004 have been restated to reflect this realignment. In addition, operating results of Todo have been included in the Fluid Transfer Products segment from the date of acquisition. In the fourth quarter of 2006, the Company reorganized the composition of three of the operating divisions within the Compressor and Vacuum Products segment and renamed its Liquid Ring Pump division as the Engineered Products division to better reflect the nature and diversity of products offered by this division following the reorganization.

In the Compressor and Vacuum Products segment, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, linear, diaphragm sliding vane and centrifugal compressors; positive displacement, centrifugal and side channel blowers; and liquid ring pumps and engineered systems. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. Liquid ring pumps are used in many different vacuum applications and engineered systems, such as water removal, distilling, reacting, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, petrochemical and power industries. Diaphragm, linear and single-piece piston reciprocating compressors and vacuum pumps are used in a variety of OEM applications. Revenues of the Compressor and Vacuum Products segment constituted 79% of total revenues in 2006.

In the Fluid Transfer Products segment, the Company designs, manufactures, markets and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. This segment also designs, manufactures, markets and services loading arms, couplers and other fluid transfer components and equipment for the chemical, petroleum and food industries. Revenues of the Fluid Transfer Products segment constituted 21% of total revenues in 2006.

The Company sells its products through independent distributors and sales representatives, and directly to OEMs, engineering firms, packagers and end users.

The following table sets forth percentage relationships to revenues of certain income statement items for the years presented.

	2006	2005	2004

Revenues	100.0%	100.0	100.0
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	65.0	67.0	67.4
Depreciation and amortization	3.1	3.1	2.9
Selling and administrative expenses	17.9	20.0	21.3
Interest expense	2.2	2.5	1.4
Other income, net	(0.2)	(0.5)	(0.1)

Total costs and expenses	88.0	92.1	92.9

Income before income taxes	12.0	7.9	7.1
Provision for income taxes	4.0	2.4	2.1

Net income	8.0%	5.5	5.0

Year Ended December 31, 2006, Compared with Year Ended December 31, 2005

Revenues

Revenues increased $454.6 million (37%) to $1,669.2 million in 2006, compared to $1,214.6 million in 2005. This increase was primarily due to $232.5 million (19%) of additional revenues resulting from the acquisitions of Thomas and Bottarini in 2005 and Todo in 2006 and organic growth ($205.8 million, or 17%). Higher shipment volume, especially from the petroleum-related fluid transfer products such as drilling and well stimulation pumps, increased revenues by approximately $146.5 million (12%). In addition, revenues increased approximately 5% as a result of price increases and 1% due to favorable foreign currency translation. International revenues were 58% of total revenues in 2006, down slightly from 59% in 2005.

Revenues for the Compressor and Vacuum Products segment increased 33% to $1,310.5 million in 2006 compared to $982.5 million in 2005. This increase was primarily due to acquisitions completed in 2005 (22%) and organic growth (10%), including increased shipment volume (7%) and price increases (3%). Favorable currency translation (1%) also increased revenues.

Fluid Transfer Products segment revenues increased 55% to $358.7 million in 2006 compared to $232.1 million in 2005. This improvement in revenues was primarily driven by organic growth (48%), including increased shipment volume (37%) in most product lines, but in particular drilling and well stimulation pumps. Price increases accounted for an additional 11% of the revenue growth, while acquisitions and foreign currency translation increased revenues by 6% and 1%, respectively.

Costs and Expenses

Cost of sales (excluding depreciation and amortization) as a percentage of revenues improved to 65.0% in 2006 from 67.0% in 2005. This improvement was attributable to cost reduction initiatives and leveraging fixed and semi-fixed costs over higher production volume. Favorable sales mix also contributed to the year-over-year improvement as 2006 included a higher percentage of drilling and replacement pump parts shipments compared to 2005. These products have cost of sales (excluding depreciation and amortization) percentages below the Company’s average. Cost of sales (excluding depreciation and amortization) in 2005 was negatively impacted by approximately $3.9 million of non-recurring costs attributable to inventory step-up adjustments relating to recording the inventory of Thomas and Bottarini at fair value on the acquisition dates. Decreases in manufacturing productivity related to product line relocations associated with acquisition integration projects in 2006 and material and other cost increases partially offset these improvements.

Depreciation and amortization increased $13.9 million (36%) to $52.2 million in 2006 from $38.3 million in 2005. The increase is primarily due to the incremental effect of acquisitions completed in 2005. In addition, the year over year increase reflects a $2.3 million net charge to depreciation and amortization, recorded in the second quarter of 2006, as a result of the finalization of the fair value of the Thomas tangible and amortizable intangible assets, of which $1.0 million was associated with the six-month period ended December 31, 2005.

Selling and administrative expenses increased $55.5 million or 23%, to $297.8 million in 2006, compared to $242.4 million in 2005. The majority of the increase was due to the incremental effect of acquisitions, which contributed approximately $41.7 million of additional selling and administrative expenses, and $5.3 million of incremental stock-based compensation expense associated with the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-based Payment” (“SFAS 123(R)”) effective January 1, 2006. Increases in selling and administrative expenses were partially offset by cost reductions realized through integration activities, net of inflationary factors such as salary increases. As a percentage of revenues, selling and administrative expenses decreased to 17.9% for the twelve-month period of 2006 from 20.0% in 2005, due to increased leverage of these expenses over additional volume and the completion of various integration activities and cost reduction initiatives.

The Compressor and Vacuum Products segment generated operating earnings of $140.8 million and operating margin of 10.7% in 2006, compared to $83.1 million and 8.5%, respectively, in 2005 (see Note 16 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating earnings to consolidated income before income taxes). Contributions from cost reductions, favorable sales mix and price increases accounted for the majority of the improvement. These positive factors were partly offset by increased material costs and compensation related expenses. The operating margin in 2005 was also reduced by approximately $3.9 million of non-recurring costs for inventory step-up adjustments relating to recording the inventory of Thomas and Bottarini at fair value on the acquisition dates.

The Fluid Transfer Products segment generated operating earnings of $94.3 million and operating margin of 26.3% in 2006, compared to $37.5 million and 16.2%, respectively, in 2005 (see Note 16 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating earnings to consolidated income before income taxes). This improvement was primarily due to increased revenue volume, the positive impact of increased leverage of the segment’s fixed and semi-fixed costs over additional production volume and price increases. Improved productivity, benefits from capital investments, favorable sales mix associated with a higher proportion of drilling pump and replacement pump parts shipments, and acquisitions also contributed to the improvement.

Interest expense increased $6.9 million to $37.4 million in 2006 compared to 2005. This increase was primarily due to additional funds borrowed to finance the acquisition of Thomas and higher average interest rates. The weighted average interest rate, including the amortization of debt issuance costs, was 6.9% during 2006, compared to 6.7% during 2005. The higher weighted average interest rate in 2006 was primarily attributable to increases in market rates on floating rate debt and the greater relative weight of the 8% interest rate on the $125 million Senior Subordinated Notes as floating rate debt with lower interest rates was retired in 2006 (see Note 8 “Debt” in the “Notes to Consolidated Financial Statements”). These increases were partially offset by debt reduction of approximately $161.5 million during 2006.

Other income, net, in 2005 included approximately $0.7 million of interest income earned on the investment of financing proceeds, prior to their use to complete the Thomas acquisition, and proceeds from litigation-related settlements of $1.7 million that did not recur in 2006. Other income, net, is excluded from segment operating earnings because such transactions occur infrequently and are generally not controlled by operating management at the segment level.

The provision for income taxes increased by $39.0 million to $67.7 million in 2006 compared to $28.7 million in 2005, as a result of incremental income before income taxes and a higher effective income tax rate. The Company’s effective tax rate increased to 33.8% in 2006, compared to 30.0% in 2005. The higher tax rate is principally due to incremental income before income taxes generated by the Company’s operations in higher tax rate jurisdictions (the United States and Germany) in 2006, and incremental tax expense incurred on repatriated earnings.

Consolidated net income for 2006 totaled $132.9 million, which represents an increase of $65.9 million, or 99%, compared to consolidated net income of $67.0 million in 2005. Diluted earnings per share were $2.49 in 2006, which represents an 82% increase compared to diluted earnings per share of $1.37 in 2005. The results for 2006 include incremental net income of approximately $6.3 million from the acquisitions of Thomas, Bottarini and Todo. The increase in diluted earnings per share was partly offset by higher average shares outstanding as a result of impact of the issuance of 11.3 million shares of the Company’s common stock during May 2005 (adjusted for the two-for-one stock split in the form of a 100% stock dividend that was completed on June 1, 2006).

Year Ended December 31, 2005, Compared with Year Ended December 31, 2004

Revenues

Revenues increased $475.1 million (64%) to $1,214.6 million in 2005, compared to $739.5 million in 2004. This increase was primarily due to the acquisitions of Thomas, Nash Elmo and Bottarini, which contributed approximately $375.5 million (51%) of additional revenues and organic growth ($102.5 million, or 14%). Increased volume of shipments, especially from petroleum-related fluid transfer products such as drilling and well stimulation pumps, and price increases also contributed to the growth in revenues. These increases were partially offset by unfavorable changes in foreign currency exchange rates (-1%), mainly due to the strengthening of the U.S dollar during 2005 against the British pound and the Euro. Revenues outside the United States, as a percentage of total revenues, increased to 59% in 2005, compared to 56% in 2004, primarily due to acquisitions and volume increases in Europe and China.

Revenues for the Compressor and Vacuum Products segment increased $410.3 million (72%) to $982.5 million in 2005 compared to $572.2 million in 2004. Of this increase, $371.8 million (65%) was attributable to acquisitions completed in 2005 and 2004 and the balance was attributable to organic growth (7%), consisting of increased volume of compressor and blower shipments in the U.S., Europe and China, and price increases, partially offset by unfavorable foreign currency exchange rate fluctuations.

Fluid Transfer Products segment revenues increased $64.7 million (39%) to $232.1 million in 2005, compared to $167.4 million in 2004. This improvement was driven by increased shipments in all product lines, but in particular, drilling and well stimulation pumps and water jetting systems. Price increases and the effect of acquisitions also contributed to the year over year sales growth.

Costs and Expenses

Cost of sales (excluding depreciation and amortization) as a percentage of revenues decreased from 67.4% in 2004 to 67.0% of sales in 2005. This reduction was primarily attributable to the increased fixed and semi-fixed cost leverage over a higher revenue base, and favorable sales mix. Additionally, cost of sales (excluding depreciation and amortization) as a percentage of revenues for acquired businesses was less than that of the Company’s previously existing businesses. These positive factors were partially offset by higher material costs due to surcharges stemming from increases in scrap iron and other metal prices, and some supply chain inefficiencies that affected material availability. In addition, cost of sales (excluding depreciation and amortization) for 2005 and 2004 was negatively affected by the inclusion of $3.9 million and $3.7 million, respectively, of inventory step-up adjustments relating to recording the inventory of acquired businesses at fair value on the acquisition dates.

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

The Compressor and Vacuum Products segment generated operating earnings of $83.1 million and operating margin of 8.5% in 2005, compared to $42.4 million and 7.4%, respectively, in 2004 (see Note 16 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating earnings to consolidated income before taxes). Contributions from acquisitions (net of cost reductions realized) with operating margins higher than the Company’s previously existing businesses, volume increases, cost reductions and favorable sales mix accounted for the majority of the increase. These positive factors were partially offset by increased material costs and compensation-related expenses.

The Fluid Transfer Products segment generated operating earnings of $37.5 million and operating margin of 16.2% in 2005, compared to $19.4 million and 11.6%, respectively, in 2004 (see Note 16 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating earnings to consolidated income before taxes). This improvement was primarily attributable to volume increases, the positive effect of increased cost leverage over a higher revenue base and price increases. Capital investments to improve productivity and production efficiency combined with favorable product mix associated with a higher proportion of drilling pump shipments in 2005 as compared to 2004, also contributed to the improvement in operating margin.

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

Other income, net increased $4.8 million in 2005 to $5.4 million, compared to the previous year. This change was primarily due to litigation-related settlements, a gain from the sale of a distribution facility and interest income earned on the investment of financing proceeds prior to their use to complete the acquisition of Thomas. The litigation-related settlements and gain from the sale of a distribution facility were excluded from segment operating earnings because such transactions occur infrequently and are generally not controlled by management at the segment level.

The provision for income taxes increased by $13.5 million to $28.7 million in 2005, compared to $15.2 million in 2004, as a result of incremental income before taxes and a slightly higher effective tax rate. The Company’s effective tax rate was 30.0% in 2005, compared to 29.0% in 2004. The higher tax rate is principally due to a nonrecurring favorable tax audit settlement in 2004 of $1.6 million. The tax rate in 2005 also was slightly higher as a result of accruing an additional $1.1 million of tax related to the repatriation of certain non-U.S. earnings in 2005 at a reduced income tax rate pursuant to the American Jobs Creation Act of 2004. This slight increase was largely offset by deriving a higher proportion of earnings in 2005 from lower taxed non-U.S. jurisdictions.

Consolidated net income for 2005 totaled $67.0 million, which represents an increase of $29.9 million, or 80%, compared to net income of $37.1 million in 2004. Diluted earnings per share were $1.37 in 2005, which represents a 43% increase compared to diluted earnings per share of $0.96 earned in 2004. The results for 2005 include incremental net income of approximately $7.0 million from the acquisition of Nash Elmo, compared to the previous year, and $2.5 million from the acquisition of Thomas. The increase in net income was partially offset by higher average shares outstanding for the twelve-month period of 2005, as compared to 2004, as a result of the issuance of approximately 11.3 million shares of common stock in May 2005.

Outlook

In general, demand for compressor and vacuum products tends to correlate to the rate of manufacturing capacity utilization and the rate of change of industrial equipment production because air is often used as a fourth utility in the manufacturing process. Over longer time periods, demand also follows economic growth patterns indicated by the rates of change in the Gross Domestic Product around the world. Generally, demand for the Company’s products used in industrial applications lags economic cycle changes by approximately six months. At present, manufacturing capacity utilization rates in the U.S., as published by the Federal Reserve Board, remain above 80%, which has historically indicated a good demand environment for industrial equipment such as compressors and blowers.

However, the Company expects the industrial production rate of growth to slow in the U.S. throughout 2007. The Company continues to see growing industrial demand in Europe and on-going strength in Asia. As a result of these growth expectations and increasing demand anticipated in the U.S. for environmental applications, the Company believes that the industrial portion of its business will continue to grow in 2007, although at a slower rate than realized in 2006. The Company continues to have good visibility of the demand for its oil and natural gas well drilling and servicing products. Based on input from its customers, the Company anticipates demand for well servicing pumps to grow in 2007, compared to 2006, and the Company has invested in key machine tools in order to increase its production capacities accordingly. At this point, the Company is uncertain about the level of drilling pump demand in the second half of 2007, but has the flexibility to reduce the levels of previously outsourced production if demand were to decline.

In 2006, orders for compressor and vacuum products were $1,348.5 million, compared to $1,026.9 million in 2005. The incremental impact on orders from acquisitions completed during 2005 for this segment was approximately $218.9 million for the year ended December 31, 2006. Excluding the impact of acquisitions, the increase in orders compared to the prior year was primarily due to an overall improvement in industrial demand, pricing and incremental market share gains in Europe and China. Order backlog for the Compressor and Vacuum Products segment was $354.3 million as of December 31, 2006, compared to $296.0 million as of December 31, 2005. The increase is primarily attributable to the increase in orders and the effect of foreign currency exchange rates.

Demand for petroleum-related fluid transfer products has historically corresponded to market conditions and expectations for oil and natural gas prices. Orders for fluid transfer products were $377.1 million in 2006, compared to $344.1 million in 2005. Compared to the prior year, the increase in orders is primarily attributable to continued strong demand for drilling pumps, well stimulation pumps and petroleum pump parts, as a result of the continued high prices for oil and natural gas, price increases and the incremental impact of Todo and Thomas acquisitions. Order backlog for the Fluid Transfer Products segment was $186.4 million at December 31, 2006, compared to $164.4 million at December 31, 2005, representing a 13% increase. Future increases in demand for these products will likely be dependent upon rig counts and oil and natural gas prices, which the Company cannot predict.

The Company has launched several initiatives aimed at integrating recent acquisitions and streamlining manufacturing operations. The Company has substantially completed its plan to transfer the manufacturing of standard liquid ring pumps from a production facility in Nuremberg, Germany to other existing Company facilities in China and Brazil. Construction of the facility expansion in China was finished during the third quarter of 2006 and shipments of products previously manufactured in Germany have commenced from both facilities.

In addition, management has rationalized the Company’s European blower product lines and manufacturing facilities. Through this project, the Company’s separate blower manufacturing operations located in Schopfheim, Germany were merged, and the Company relocated the mobile blower product line from Schopfheim to a Gardner Denver facility in the United Kingdom, where other European mobile equipment is currently manufactured. As part of this project, management has also rationalized the side channel blower product lines acquired as part of the Nash Elmo and Thomas acquisitions and centralized production of standard side channel blowers in the Company’s manufacturing facility in Bad Neustadt, Germany.

Liquidity and Capital Resources

Operating Working Capital

During 2006, operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $34.6 million to $183.6 million. This increase was driven by higher accounts receivable resulting from the revenue growth during 2006 compared to 2005, higher inventory levels required to support the planned increase in production volume and shipments in the first half of 2007 and the effect of foreign currency exchange rates. These increases were partially offset by the realization of benefits from the implementation of lean manufacturing initiatives in 2006 resulting in an increase in inventory turns to 5.0 in 2006 from 4.6 in 2005 and a reduction in days sales outstanding from 57 in 2005 to 55 in 2006. Net working capital (defined as total current assets less total current liabilities) was $253.4 million at December 31, 2006, compared with $272.4 million at December 31, 2005.

Cash Flows

During 2006, net cash provided by operating activities was $167.2 million, a 45% increase compared to $115.1 million generated in 2005. This increase was primarily due to higher net income and depreciation and amortization expense, partially offset by volume-related increases in accounts receivable and inventories. Net cash used in financing activities of $170.8 million in 2006 primarily reflected the use of available cash and cash generated from operating activities to repay long-term borrowings. During 2006, the Company used approximately $92 million in excess cash from its non-U.S. subsidiaries to reduce debt. As of December 31, 2006, the Company’s debt to total capital was 32.3%, compared to 46.4% on December 31, 2005.

Capital Expenditures and Commitments

Capital projects designed to increase operating efficiency and flexibility, expand production capacity and bring new products to market resulted in capital expenditures of approximately $41.1 million in 2006, compared to $35.5 million in 2005. The higher spending in 2006 was primarily due to spending related to cost reduction initiatives, manufacturing capacity improvements and incremental spending at acquired businesses. Unspent amounts on approved capital projects at December 31, 2006 were approximately $27.7 million. In 2007, capital spending is expected to be approximately $45 to $50 million. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In October 1998, the Company’s Board of Directors authorized the repurchase of up to 3,200,000 shares of the Company’s common stock to be used for general corporate purposes, of which 420,600 shares remain available for repurchase under this program as of December 31, 2006. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell the Company’s common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise or vesting of incentive stock options, restricted stock or performance shares. The Company’s Board of Directors has authorized up to 800,000 shares for repurchase under this program, and of this amount, 405,916 shares remain available for repurchase as of December 31, 2006. As of December 31, 2006, a total of 3,173,484 shares have been repurchased at a cost of approximately $23.5 million under both repurchase programs.

Liquidity

The Company’s primary source of debt funding is its 2005 amended and restated credit agreement (the “2005 Credit Agreement”). The 2005 Credit Agreement provides the Company with access to senior secured credit facilities, including a Term Loan in the original principal amount of $380.0 million, and a $225.0 million Revolving Line of Credit.

The Term Loan has a final maturity of July 1, 2010, and the principal balance outstanding at December 31, 2006 was $145.0 million. The Term Loan requires quarterly principal payments aggregating approximately $20 million, $32 million, $57 million, and $36 million in 2007 through 2010, respectively.

The Revolving Line of Credit also matures on July 1, 2010. Loans under this facility may be denominated in U.S. Dollars or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2005 Credit Agreement. On December 31, 2006, the Revolving Line of Credit had an outstanding principal balance of $110.0 million, leaving $115.0 million available for letters of credit or for future use, subject to the terms of the Revolving Line of Credit.

The interest rates applicable to loans under the 2005 Credit Agreement are variable and will be, at the Company’s option, the prime rate plus an applicable margin or LIBOR plus an applicable margin. The applicable margin percentages are adjustable quarterly, based upon financial ratio guidelines defined in the 2005 Credit Agreement. The Company uses interest rate swaps to hedge some of its exposure to variability in future LIBOR-based interest payments on variable-rate debt (see Note 14 “Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments” in the “Notes to Consolidated Financial Statements”).

The Company’s obligations under the 2005 Credit Agreement are guaranteed by the Company’s existing and future domestic subsidiaries, and are secured by a pledge of certain subsidiaries’ capital stock. The Company is subject to customary covenants regarding certain earnings, liquidity and capital ratios.

The Company also raised debt funding by issuing $125.0 million of 8% Senior Subordinated Notes (the “Notes”) in 2005. The Notes have a fixed annual interest rate of 8% and are guaranteed by certain of the Company’s domestic subsidiaries. At any time prior to May 1, 2009, the Company may redeem all or part of the Notes issued under the Indenture at a redemption price equal to 100% of the principal amount of the Notes redeemed plus an applicable premium in the range of 1% to 4% of the principal amount, and accrued and unpaid interest and liquidated damages, if any. In addition, at any time prior to May 1, 2008, the Company may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more equity offerings, subject to certain conditions. On or after May 1, 2009, the Company may redeem all or a part of the Notes at varying redemption prices, plus accrued and unpaid interest and liquidated damages, if any. Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding for cash at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any. The Indenture contains events of default and affirmative, negative and financial covenants customary for such financings, including, among other things, limits on incurring additional debt and restricted payments.

During 2006, the Company used approximately $92 million in excess cash from its non-U.S. subsidiaries and cash generated from operating activities to pay down debt. Overall, the Company reduced its borrowings by approximately $161.5 million in 2006. Debt to total capital was 32.3% as of December 31, 2006, compared to 46.4% as of December 31, 2005.

Management currently expects the Company’s future cash flows to be sufficient to fund its scheduled debt service and provide required resources for working capital and capital investments for at least the next twelve months. The Company was in compliance with all covenants related to its credit facilities during 2006.

Contractual Obligations and Commitments

The following table and accompanying disclosures summarize the Company’s significant contractual obligations at December 31, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

(Dollars in millions)		Payments Due by Period
		Less than			More than
Contractual Cash Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years

Debt	$399.7	23.5	89.9	147.4	138.9
Estimated interest payments(1)	105.8	25.3	31.6	22.4	26.5
Capital leases	7.5	0.2	0.6	0.6	6.1
Operating leases	63.7	16.7	22.6	12.3	12.1
Purchase obligations(2)	220.2	209.6	9.2	1.1	0.3

Total	$796.9	275.3	153.9	183.8	183.9

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument. Management expects to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of December 31, 2006. For this reason, these numbers will not provide a complete and reliable indicator of the Company’s expected future cash outflows.

In accordance with SFAS No. 158, the total pension and other postretirement benefit liability recognized on the consolidated balance sheet as of December 31, 2006 was $101.2 million and represents the funded status of the Company’s defined benefit plans at the end of 2006. The total pension and other postretirement benefit liability is included in the consolidated balance sheet line items accrued liabilities, postretirement benefits other than pensions and other liabilities. This amount is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plan assets. Because this liability does not represent expected liquidity needs, the Company did not include this amount in the contractual obligations table above.

The Company funds its U.S. qualified pension plans in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions and expects to contribute a total of approximately $1.0 million to its U.S. qualified pension plans during 2007. Furthermore, the Company expects to contribute a total of approximately $2.4 million to its U.S. postretirement health care benefit plans during 2007. Future contributions are dependent upon various factors including the performance of the plan assets, benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included as contractual cash obligations in the above table. The Company generally expects to fund all future contributions with cash flows from operating activities.

The Company’s non-U.S. pension plans are funded in accordance with local laws and income tax regulations. The Company expects to contribute a total of approximately $21.0 million to its non-U.S. qualified pension plans during 2007. No amounts have been included in the “Contractual Cash Obligations” table due to the same reasons noted above.

Disclosure of amounts in the “Contractual Cash Obligations” table regarding expected benefit payments in future years for the Company’s pension plans and other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. However, in order to inform the reader about expected benefit payments for these plans over the next several years, the Company anticipates annual benefit payments to be in the range of approximately $8.0 million to $9.0 million for the U.S. plans and $5.0 million to $6.0 million for the non-U.S. plans in 2007 and to remain at or near these annual levels for the next several years. During the third quarter of 2006, the Company implemented certain revisions to the Gardner Denver, Inc. Pension Plan, which became effective November 1, 2006 (see Note 9 “Benefit Plans” in the “Notes to Consolidated Financial Statements”).

Net deferred income tax liabilities were $52.1 million as of December 31, 2006. This amount is not included in the “Contractual Cash Obligations” table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of December 31, 2006, the Company had $46.7 million in such instruments outstanding and had pledged $2.4 million of cash to the issuing financial institutions as collateral for such instruments.

Contingencies

The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature. In addition, due to the bankruptcies of several asbestos manufacturers and other primary defendants, among other things, the Company has been named as a defendant in a number of asbestos personal injury lawsuits. The Company has also been named as a defendant in a number of silicosis personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the

Company is one of approximately 25 or more named defendants. In the Company’s experience to date, the substantial majority of the plaintiffs have not suffered an injury for which the Company bears responsibility.

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

The Company believes that the pending and future asbestos and silicosis lawsuits will not, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the components described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, due to inherent uncertainties of litigation and because future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, could cause a different outcome, there can be no assurance that the resolution of pending or future lawsuits will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under federal “Superfund” or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, the Company was only a small contributor to these waste sites, and the Company has, or is attempting to negotiate, de minimis settlements for their cleanup. The cleanup of the remaining sites is substantially complete and the Company’s future obligations entail a share of the sites’ ongoing operating and maintenance expense.

The Company is also addressing three on-site cleanups for which it is the primary responsible party. Two of these cleanup sites are in the operation and maintenance stage and the third is in the implementation stage. The Company is also participating in a voluntary cleanup program with other potentially responsible parties on a fourth site which is in the assessment stage. Based on currently available information, the Company does not anticipate that any of these sites will result in material additional costs beyond those already accrued on its balance sheet.

The Company has an accrued liability on its balance sheet to the extent costs are known or can be reasonably estimated for its remaining financial obligations for these matters. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to the sites discussed above.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006.

In March 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers with the implementation of SFAS No. 123(R). SAB 107 recognizes that considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options, and that reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. The Company applied the principles of SAB 107 in conjunction with its adoption of SFAS No. 123(R).

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is adopting FIN 48 in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company does not currently expect that adoption of FIN 48 will have a material effect on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force reached a consensus on the income statement presentation of various types of taxes. The new guidance, Emerging Issues Task Force Issue 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”) applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” The EITF’s decision on gross versus net presentation requires that any such taxes reported on a gross basis be disclosed on an aggregate basis in interim and annual financial statements, for each period for which an income statement is presented, if those amounts are significant. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The Company reports revenues net of taxes within the scope of EITF 06-3 and does not believe that adoption of this issue will have a material effect on its consolidated financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements and related disclosure requirements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income, net of tax, to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, this statement requires companies to measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. SFAS No. 158 requires prospective application and is effective for fiscal years ending after December 15, 2006. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit pension and other postretirement benefit plans as of December 31, 2006. The initial recognition of the funded status resulted in a decrease in total stockholders’ equity of $9.7 million, which was net of a tax benefit of $3.4 million. The effect of adopting SFAS No. 158 on the Company’s consolidated financial position at December 31, 2006 has been included in the accompanying consolidated financial statements (see Note 9 “Benefit Plans” in the “Notes to Consolidated Financial Statements”). SFAS No. 158 did not have an effect on the Company’s consolidated financial position or consolidated results of operations for fiscal years 2005 and 2004.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which addresses the diversity in practice in quantifying financial statement misstatements and provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 effective for the year ended December 31, 2006 did not have an effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits all entities to elect to measure eligible financial instruments at fair value. Additionally, this statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact the adoption of SFAS No. 159 will have on its consolidated financial statements and related disclosure requirements.

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

Inventories and Warranty Reserves

Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. As of December 31, 2006, $169.4 million (75%) of the Company’s inventory is accounted for on a first-in, first-out (FIFO) basis with the remaining $55.7 million (25%) accounted for on a last-in, first-out (LIFO) basis. The Company establishes inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized. The Company’s products typically carry a one year warranty. Although the Company engages in extensive product quality programs and processes, the Company’s warranty obligation has been and may in the future be affected by product failure rates, repair or field replacement costs and additional development costs incurred in correcting any product failure.

Goodwill and Other Intangibles

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, generally 5 to 20 years. Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values. When appropriate, the carrying value of impaired assets is reduced to fair value. The Company estimates fair value using available information regarding expected future cash flows and a discount rate that is based upon the cost of capital specific to the Company. Goodwill impairment is tested at the operating division level.

During the second quarter of 2006, the Company completed its annual impairment tests and determined that the carrying values of intangible assets not subject to amortization and goodwill were not impaired.

Pension and Other Postretirement Benefits

Gardner Denver offers various pension plans and postretirement benefit plans to employees. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. In determining these assumptions, the Company consults with outside actuaries and other advisors as deemed appropriate. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2006 and 2005 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under a plan. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated in accumulated other comprehensive income and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost. Please refer to Note 9 “Benefit Plans” in the “Notes to Consolidated Financial Statements” for disclosures related to Gardner Denver’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

Income Taxes

The calculation of Gardner Denver’s income tax provision is complex and requires the use of estimates and judgments. As part of the Company’s analysis and implementation of business strategies, consideration is given to the tax laws and regulations that apply to the specific facts and circumstances for any transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors U.S. and international tax developments in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments utilized in determining the income tax provision, and records adjustments as necessary.

Contingencies

Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of the potential loss. The most significant contingencies impacting the Company’s financial statements are those related to product warranty, personal injury lawsuits, environmental remediation and the resolution of matters related to open tax years. For additional information on these matters, see Note 1 “Summary of Significant Accounting Policies,” Note 12 “Income Taxes” and Note 15 “Contingencies” in the “Notes to Consolidated Financial Statements.”

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

To effectively manage interest costs, the Company utilizes interest rate swaps as cash flow hedges of variable-rate interest payments. Including the impact of interest rate swaps outstanding, the interest rates on approximately 52% of the Company’s total borrowings were effectively fixed as of December 31, 2006. Also as part of its hedging strategy, the Company utilizes purchased option and forward exchange contracts to minimize the impact of currency fluctuations on transactions, cash flows and firm commitments. These contracts for the sale or purchase of European and other currencies generally mature within one year.

Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of December 31, 2006 and 2005, are summarized in Note 14, “Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments” in the “Notes to Consolidated Financial Statements.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report on Management’s Assessment of Internal Control Over Financial Reporting

Gardner Denver management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in “Internal Control—Integrated Framework,” management concluded that internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Gardner Denver, Inc.:

We have audited the accompanying consolidated balance sheets of Gardner Denver, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gardner Denver, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the Notes 1 and 13 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Additionally, as discussed in the Notes 1 and 9 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Gardner Denver, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
St. Louis, Missouri
February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Gardner Denver, Inc.:

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that Gardner Denver, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gardner Denver, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Gardner Denver, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gardner Denver, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
St. Louis, Missouri
February 27, 2007

Consolidated Statements of Operations

GARDNER DENVER, INC.

Years ended December 31
(Dollars in thousands except per share amounts)

	2006	2005	2004

Revenues	$1,669,176	1,214,552	739,539
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	1,084,057	813,227	498,435
Depreciation and amortization	52,209	38,322	21,901
Selling and administrative expenses	297,837	242,368	157,453
Interest expense	37,379	30,433	10,102
Other income, net	(2,921)	(5,442)	(638)

Total costs and expenses	1,468,561	1,118,908	687,253

Income before income taxes	200,615	95,644	52,286
Provision for income taxes	67,707	28,693	15,163

Net income	$132,908	66,951	37,123

Basic earnings per share	$2.54	1.40	0.98

Diluted earnings per share	$2.49	1.37	0.96

The accompanying notes are an integral part of these statements.

Consolidated Balance Sheets

GARDNER DENVER, INC.

December 31
(Dollars in thousands except per share amounts)

	2006	2005

Assets
Current assets:
Cash and equivalents	$62,331	110,906
Accounts receivable, net	261,115	229,467
Inventories, net	225,067	207,326
Deferred income taxes	14,362	25,754
Other current assets	16,843	12,814

Total current assets	579,718	586,267

Property, plant and equipment, net	276,493	282,591
Goodwill	676,780	620,244
Other intangibles, net	196,466	203,516
Other assets	20,774	22,442

Total assets	$1,750,231	1,715,060

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$23,789	26,081
Accounts payable	90,703	103,028
Accrued liabilities	211,852	184,735

Total current liabilities	326,344	313,844

Long-term debt, less current maturities	383,459	542,641
Postretirement benefits other than pensions	22,598	31,387
Deferred income taxes	66,460	86,171
Other liabilities	98,840	82,728

Total liabilities	897,701	1,056,771

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,625,999 and 51,998,704 shares outstanding at December 31, 2006 and 2005, respectively	564	278
Capital in excess of par value	490,856	472,825
Retained earnings	339,289	206,381
Accumulated other comprehensive income	50,731	8,124
Treasury stock at cost, 3,734,507 and 3,618,052 shares at December 31, 2006 and 2005, respectively	(28,910)	(29,319)

Total stockholders’ equity	852,530	658,289

Total liabilities and stockholders’ equity	$1,750,231	1,715,060

The accompanying notes are an integral part of these statements.

Consolidated Statements of Stockholders’ Equity

GARDNER DENVER, INC.

Years ended December 31
(Dollars and shares in thousands)

						Accumulated
			Capital in			Other	Total
	Number	Common	Excess of	Treasury	Retained	Comprehensive	Stockholders’	Comprehensive
	of Shares	Stock	Par Value	Stock	Earnings	Income	Equity	Income

Balance December 31, 2003	17,839	$178	174,474	(25,947)	102,307	14,893	265,905
Stock offering	3,450	35	79,522				79,557
Stock issued for benefit plans and options exercises	398	4	8,095				8,099
Treasury stock				(500)			(500)
Net income					37,123		37,123	37,123
Foreign currency translation adjustments						15,524	15,524	15,524
Unrecognized gain on cash flow hedges, net						188	188	188
Minimum pension liability adjustments						(420)	(420)	(420)

								52,415

Balance December 31, 2004	21,687	$217	262,091	(26,447)	139,430	30,185	405,476

Stock offering	5,658	57	199,171				199,228
Stock issued for benefit plans and options exercises	463	4	11,563				11,567
Treasury stock				(2,872)			(2,872)
Net income					66,951		66,951	66,951
Foreign currency translation adjustments						(19,707)	(19,707)	(19,707)
Unrecognized gain on cash flow hedges, net						1,699	1,699	1,699
Minimum pension liability adjustments						(4,053)	(4,053)	(4,053)

								44,890

Balance December 31, 2005	27,808	$278	472,825	(29,319)	206,381	8,124	658,289

Stock issued for benefit plans and options exercises	557	6	9,447				9,453
Stock issued for stock split	27,996	280	(438)				(158)
Stock-based compensation (Note 13)			9,022				9,022
Treasury stock				(2,375)			(2,375)
Deferred compensation				2,784			2,784
Net income					132,908		132,908	132,908
Foreign currency translation adjustments						48,244	48,244	48,244
Unrecognized loss on cash flow hedges, net						(330)	(330)	(330)
Minimum pension liability adjustments						4,422	4,422	4,422

								185,244

Adjustments to initially apply SFAS No. 158, net of tax (Note 9)
Reversal of minimum pension liability						5,206	5,206
Recognition of funded status of benefit plans						(14,935)	(14,935)

Balance December 31, 2006	56,361	$564	490,856	(28,910)	339,289	50,731	852,530

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

GARDNER DENVER, INC.

Years ended December 31
(Dollars in thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income	$132,908	66,951	37,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,209	38,322	21,901
Unrealized foreign currency transaction loss (gain), net	514	(98)	(980)
Net loss (gain) on asset dispositions	808	(699)	(40)
LIFO liquidation income	(400)	—	(132)
Stock issued for employee benefit plans	3,773	3,305	3,239
Stock-based compensation expense	5,340	—	—
Excess tax benefits from stock-based compensation	(3,674)	—	—
Deferred income taxes	(2,698)	1,996	537
Foreign currency hedging transactions	—	1,491	(1,258)
Changes in assets and liabilities:
Receivables	(18,488)	(8,624)	(6,011)
Inventories	(7,449)	378	(1,745)
Accounts payable and accrued liabilities	30	2,275	20,526
Other assets and liabilities, net	4,319	9,778	2,334

Net cash provided by operating activities	167,192	115,075	75,494

Cash flows from investing activities:
Net cash paid in business combinations	(21,120)	(481,917)	(295,313)
Capital expenditures	(41,115)	(35,518)	(19,550)
Disposals of property, plant and equipment	11,596	3,749	557
Other	—	(2,225)	—

Net cash used in investing activities	(50,639)	(515,911)	(314,306)

Cash flows from financing activities:
Principal payments on short-term borrowings	(33,266)	(26,620)	(3,648)
Proceeds from short-term borrowings	28,339	18,354	327
Principal payments on long-term debt	(331,576)	(659,635)	(274,470)
Proceeds from long-term debt	158,197	922,439	362,533
Proceeds from issuance of common stock	—	199,228	79,557
Proceeds from stock options	5,773	6,006	4,860
Excess tax benefits from stock-based compensation	3,674	—	—
Purchase of treasury stock	(1,260)	(2,872)	(500)
Debt issuance costs	(570)	(8,186)	(1,847)
Other	(159)	—	—

Net cash (used in) provided by financing activities	(170,848)	448,714	166,812

Effect of exchange rate changes on cash and equivalents	5,720	(1,573)	3,798

(Decrease) increase in cash and equivalents	(48,575)	46,305	(68,202)
Cash and equivalents, beginning of year	110,906	64,601	132,803

Cash and equivalents, end of year	$62,331	110,906	64,601

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements
GARDNER DENVER, INC.
(Dollars in thousands except per share amounts or amounts described in millions)

Note 1:	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements reflect the operations of Gardner Denver, Inc. (“Gardner Denver” or the “Company”) and its subsidiaries. Certain prior year amounts have been reclassified to conform with current year presentation (see Note 8 “Debt”, Note 16 “Segment Information” and Note 17 “Guarantor Subsidiaries”). All share and per share amounts referenced in this Annual Report on Form 10-K have been adjusted to reflect the two-for-one stock split (in the form of a 100% stock dividend) that occurred on June 1, 2006.

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

Revenue Recognition

The Company recognizes product revenue when the products are shipped, title passes to the customer and collection is reasonably assured. Service revenue is recognized when services are performed and earned, and collection is reasonably assured.

Cash Equivalents

Cash equivalents are highly liquid investments (valued at cost, which approximates fair value) acquired with an original maturity of three months or less. As of December 31, 2006, cash of $2.4 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company and its subsidiaries.

Accounts Receivable

Trade accounts receivables consist of amounts owed for orders shipped to and services performed for customers and are stated net of an allowance for doubtful accounts. Reviews of customers’ credit worthiness are performed prior to order acceptance or order shipment.

The allowance for doubtful accounts is determined based on a combination of factors including the length of time that the receivables are past due, historical collection trends and circumstances relating to specific customers’ inability to meet their financial obligations of which the Company has knowledge or becomes aware.

Inventories and Warranty Reserves

Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. As of December 31, 2006, $169.4 million (75%) of the Company’s inventory is accounted for on a first-in, first-out (FIFO) basis with the remaining $55.7 million (25%) accounted for on a last-in, first-out (LIFO) basis. The Company establishes inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized. The Company’s products typically carry a one year warranty. Although the Company engages in extensive product quality programs and processes, the Company’s warranty obligation has been and may in the future be affected by product failure rates, repair or field replacement costs and additional development costs incurred in correcting any product failure.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: buildings—10 to 45 years; machinery and equipment—10 to 12 years; office furniture and equipment—3 to 10 years; and tooling, dies, patterns, etc.—3 to 7 years.

Goodwill and Other Intangibles

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, generally 5 to 20 years. Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. This testing requires comparison of carrying values to fair values. When appropriate, the carrying value of impaired assets is reduced to fair value. The Company estimates fair value using available information regarding expected future cash flows and a discount rate that is based upon the cost of capital specific to the Company. Goodwill impairment is tested at the operating division level.

During the second quarter of 2006, the Company completed its annual impairment tests and determined that the carrying values of intangible assets not subject to amortization and goodwill were not impaired.

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

Pension and Other Postretirement Benefits

Gardner Denver offers various pension plans and postretirement benefit plans to employees. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. In determining these assumptions, the Company consults with outside actuaries and other advisors as deemed appropriate. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2006 and 2005 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under a plan. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated in accumulated other comprehensive income and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost. Please refer to Note 9 “Benefit Plans” for disclosures related to Gardner Denver’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

Income Taxes

The Company has determined tax expense and other deferred tax information based on the liability method. Deferred income taxes are provided to reflect temporary differences between financial and tax reporting.

Research and Development

During the years ended December 31, 2006, 2005, and 2004, the Company spent approximately $32.8 million, $22.3 million, and $9.8 million, respectively on research activities relating to the development of new products and the improvement of existing products.

Derivative Financial Instruments

All derivative financial instruments are reported on the balance sheet at fair value. For derivative instruments that are not designated as hedges, any gain or loss on the derivative is recognized in earnings in the current period. A derivative instrument may be designated as a hedge of the exposure to changes in the fair value of an asset or liability or variability in expected future cash flows if the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows attributable to the hedged risk during the period of designation. If a derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset, liability or firm commitment is recognized in earnings. For derivative instruments designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period that the hedged transaction affects earnings. The ineffective portion of the gain or loss is immediately recognized in earnings. Gains or losses on derivative instruments recognized in earnings are reported in the same line item as the associated hedged transaction in the consolidated statements of operations.

Hedge accounting is discontinued prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative is sold, terminated or exercised; (3) the hedged item no longer meets the definition of a firm commitment; or (4) it is unlikely that a forecasted transaction will occur within two months of the originally specified time period.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative will continue to be carried on the balance sheet at its fair value, and the hedged asset or liability will no longer be adjusted for changes in fair value. When cash flow hedge accounting is discontinued because the derivative is sold, terminated, or exercised, the net gain or loss will remain in accumulated other comprehensive income and be reclassified into earnings in the same period that the hedged transaction affects earnings or until it becomes unlikely that a hedged forecasted transaction will occur within two months of the originally scheduled time period. When hedge accounting is discontinued because a hedged item no longer meets the definition of a firm commitment, the derivative will continue to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment will be removed from the balance sheet and recognized as a gain or loss currently in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur within two months of the originally specified time period, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses reported in accumulated other comprehensive income will be recognized immediately in earnings.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based payments to employees in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). Stock-based employee compensation expense was not recognized in the Company’s consolidated financial statements for fiscal years prior to 2006, as all stock option awards granted under the Company’s stock-based compensation plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated. The Company’s stock-based compensation plans and share-based payments are described more fully in Note 13 “Stock-Based Compensation Plans” herein.

Comprehensive Income

The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations (including hedges of net investments in foreign operations), unrecognized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes, and additional minimum pension liability adjustments, net of income taxes. See Note 11 “Accumulated Other Comprehensive Income.”

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

In December 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95. The Company adopted the provisions of SFAS No. 123(R) effective January 1, 2006.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers with the implementation of SFAS No. 123(R). SAB 107 recognizes that considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options, and that reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Gardner Denver applied the principles of SAB 107 in conjunction with its adoption of SFAS No. 123(R).

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company does not currently expect that adoption of FIN 48 will have a material effect on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force reached a consensus on the income statement presentation of various types of taxes. The new guidance, Emerging Issues Task Force Issue 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”) applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” The EITF’s decision on gross versus net presentation requires that any such taxes reported on a gross basis be disclosed on an aggregate basis in interim and annual financial statements, for each period for which an income statement is presented, if those amounts are significant. EITF 06-3 is effective for fiscal years beginning after December 15, 2006. The Company reports revenues net of taxes within the scope of EITF 06-3 and does not believe that adoption of this issue will have a material effect on its consolidated financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements and related disclosure requirements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income, net of tax, to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, this statement requires companies to measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. SFAS No. 158 requires prospective application and is effective for fiscal years ending after December 15, 2006. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit pension and other postretirement benefit plans as of December 31, 2006. The initial recognition of the funded status resulted in a decrease in total stockholders’ equity of $9.7 million, which was net of a tax benefit of $3.4 million. The effect of adopting SFAS No. 158 on the Company’s consolidated financial position at December 31, 2006 has been included in the accompanying consolidated financial statements (see Note 9 “Benefit Plans”). SFAS No. 158 did not have an effect on the Company’s consolidated financial position or consolidated results of operations for fiscal years 2005 and 2004.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which addresses the diversity in practice in quantifying financial statement misstatements and provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 effective for the year ended December 31, 2006 did not have an effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits all entities to elect to measure eligible financial instruments at fair value. Additionally, this statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact the adoption of SFAS No. 159 will have on its consolidated financial statements and related disclosure requirements.

Note 2:	Business Combinations

The following table presents summary information with respect to acquisitions completed by Gardner Denver during the last three years:

Date of Acquisition	Acquired Entity	Net Transaction Value

January 9, 2006	Todo Group	126.2 Swedish Kronor (approximately $16.1 million)
July 1, 2005	Thomas Industries Inc.	$483.5 million
June 1, 2005	Bottarini S.p.A.	€8.0 million (approximately $10.0 million)
September 1, 2004	nash_elmo Holdings, LLC	$224.6 million
January 2, 2004	Syltone plc	£63.0 (approximately $112.5 million)

On January 9, 2006, the Company completed the acquisition of Todo for a purchase price of 126.2 million Swedish kronor (approximately $16.1 million), net of debt and cash acquired. Todo, with assembly operations in Sweden and the United Kingdom, had an extensive offering of dry-break couplers. TODO-MATIC self-sealing couplings are used by oil, chemical and gas companies to transfer their products. The Todo acquisition extends the Company’s product line of Emco Wheaton couplers, added as part of the Syltone acquisition in 2004.

All acquisitions have been accounted for by the purchase method and, accordingly, their results are included in the Company’s consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date.

Acquisition of Thomas Industries Inc.

On July 1, 2005, the Company acquired Thomas, previously a New York Stock Exchange listed company traded under the ticker symbol “TII.” Thomas was a worldwide leader in the design, manufacture and marketing of precision-engineered pumps, compressors and blowers. The acquisition of Thomas allowed the Company to further diversify its revenue base, expand its presence in higher growth end markets and broaden its sales channels with a strong focus on OEMs. Thomas’ products are complementary to the Compressor and Vacuum Products segment’s product portfolio. The agreed-upon purchase price of $40.00 per share for all outstanding shares and share equivalents (approximately $734.2 million) was paid in the form of cash and the assumption of approximately $7.6 million of long-term capitalized lease obligations. As of June 30, 2005, Thomas had $265.3 million in cash and equivalents. The net transaction value, including assumed debt (net of cash acquired) and direct acquisition costs, was approximately $483.5 million. There are no remaining material contingent payments or commitments related to this acquisition.

Under the purchase method of accounting, the assets and liabilities of Thomas were recorded at their estimated respective fair values as of July 1, 2005. The initial allocation of the purchase price was subsequently adjusted when preliminary valuation estimates were finalized. The following table summarizes the nature and amount of such adjustments recorded in 2006:

Thomas Industries Inc.
Purchase Price Allocation and Adjustments
December 31, 2006

Total intangible assets recorded as of December 31, 2005	$360,373
Purchase accounting adjustments recorded in 2006:
Fair value of other assets and liabilities, net	3,036
Fair value of property, plant and equipment, net	3,115
Termination benefits and other related liabilities	(2,872)
Income taxes, net	(3,829)
Other, net	1,780

Total intangible assets recorded as of December 31, 2006	$361,603

Goodwill	$262,258
Identifiable intangible assets	99,345

Total	$361,603

In connection with the acquisition of Thomas, the Company initiated plans to close and consolidate certain former Thomas facilities, primarily in the U.S. and Europe. These plans include various voluntary and involuntary employee termination and relocation programs affecting both salaried and hourly employees and exit costs associated with the sale, lease termination or sublease of certain manufacturing and administrative facilities. The terminations, relocations and facility exits are expected to be substantively completed during the first half of 2007. A liability of $17,500 was included in the allocation of the Thomas purchase price for the estimated cost of these actions at July 1, 2005 in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Based on finalization of these plans, an estimated total cost of $16,487 has been included in the allocation of the Thomas purchase price. The cost of these plans is comprised of the following:

Voluntary and involuntary employee termination and relocation	$14,454
Lease termination and related costs	1,007
Other	1,026

Total	$16,487

The following table summarizes the activity in the associated accrual account. All additional amounts accrued, net, were recorded as adjustments to the cost of acquiring Thomas.

	Termination
	Benefits	Other	Total

Established at July 1, 2005	$16,814	686	17,500
Amounts paid	(8,157)	—	(8,157)

Balance at December 31, 2005	8,657	686	9,343
Additional amounts accrued (reversed), net	(2,360)	1,347	(1,013)
Amounts paid	(3,449)	(719)	(4,168)
Other	301	263	564

Balance at December 31, 2006	$3,149	1,577	4,726

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

	Unaudited
	2005	2004

Revenues	$1,435,471	1,305,970
Net income(1)(2)	72,099	136,819
Diluted earnings per share(1)(2)	$1.37	2.81

(1)	Net income and diluted earnings per share for 2004, include a one-time gain of $160.4 million, pre-tax, related to Thomas’ sale of its equity interest in the Genlyte Thomas Group LLC (“GTG”) on July 31, 2004. Assuming that Thomas had sold its interest in GTG on January 1, 2004, and had not generated this one-time gain, and used a portion of the net proceeds from the sale to repay all of Thomas’ existing debt, other than capitalized lease obligations, diluted pro forma earnings per share for 2004 would have been $0.86.

(2)	Net income for 2005 and 2004 reflect the negative impact of recording $3.9 million and $3.6 million, respectively, in inventory pre-tax step-up adjustments relating to recording the Thomas and Nash Elmo inventories, respectively, at fair value.

Note 3:	Allowance for Doubtful Accounts

The allowance for doubtful trade accounts receivable as of December 31, 2006, 2005 and 2004 consists of the following:

	2006	2005	2004

Balance at beginning of year	$9,605	7,543	4,534
Provision charged to expense	1,644	2,489	918
Charged to other accounts(1)	700	1,751	4,007
Deductions	(1,635)	(2,178)	(1,916)

Balance at end of year	$10,314	9,605	7,543

(1)	Includes the allowance for doubtful accounts of acquired businesses at the dates of acquisition and the effect of foreign currency translation adjustments for those companies whose functional currency is not the U.S. dollar.

Note 4:	Inventories

Inventories as of December 31, 2006 and 2005 consist of the following:

	2006	2005

Raw materials, including parts and subassemblies	$125,278	95,855
Work-in-process	38,052	37,230
Finished goods	72,228	80,494

	235,558	213,579
Excess of FIFO costs over LIFO costs	(10,491)	(6,253)

Inventories, net	$225,067	207,326

During 2006 and 2004, the amount of inventories accounted for on a LIFO basis decreased, which resulted in the liquidations of LIFO inventory layers, which are carried at lower costs. The effect of these liquidations was to increase net income in 2006 and 2004 by approximately $265 and $94, respectively. During 2005, the amount of inventory accounted for on a LIFO basis increased, which resulted in the creation of new LIFO layers. It is the Company’s policy to record the earnings effect of LIFO inventory liquidations in the quarter in which a decrease for the entire year becomes certain. In both 2006 and 2004, the LIFO liquidation income was recorded in the fourth quarter. The Company believes that FIFO costs in the aggregate approximate replacement or current cost and, thus, the excess of replacement or current cost over LIFO value was $10.5 million and $6.3 million as of December 31, 2006 and 2005, respectively.

Note 5:	Property, Plant and Equipment

Property, plant and equipment as of December 31, 2006 and 2005 consist of the following:

	2006	2005

Land and land improvements	$24,711	20,306
Buildings	134,907	138,081
Machinery and equipment	210,704	194,936
Tooling, dies, patterns, etc.	46,333	37,824
Office furniture and equipment	39,262	27,903
Other	7,900	13,073
Construction in progress	11,663	10,303

	475,480	442,426
Accumulated depreciation	(198,987)	(159,835)

Property, plant and equipment, net	$276,493	282,591

Note 6:	Goodwill and Other Intangible Assets

Intangible assets, including goodwill, are assigned to the reporting units that acquire the associated businesses. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, generally 5 to 20 years. Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested at the operating division level. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, a goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of each reporting unit is estimated using available information regarding expected future cash flows and a discount rate that is based upon the cost of capital specific to the Company. During the second quarter of 2006, the Company completed its annual impairment tests and determined that the carrying values of intangible assets not subject to amortization and goodwill were not impaired.

The changes in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2006 and 2005 are as follows:

	Compressor &	Fluid Transfer
	Vacuum Products	Products	Total

Balance as of December 31, 2004	$336,075	38,084	374,159
Acquisitions	256,942	—	256,942
Adjustments to goodwill	4,332	—	4,332
Foreign currency translation	(13,908)	(1,281)	(15,189)

Balance as of December 31, 2005	$583,441	36,803	620,244

Acquisitions	—	13,641	13,641
Adjustments to goodwill	(6,181)	12,365	6,184
Foreign currency translation	33,430	3,281	36,711

Balance as of December 31, 2006	$610,690	66,090	676,780

The adjustments to goodwill in the table above reflect reallocations of purchase price subsequent to the dates of acquisition for acquisitions completed in prior fiscal years. Other intangible assets at December 31, 2006 and 2005 consist of the following:

	2006		2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists and relationships	$63,300	(9,723)	105,896	(7,389)
Acquired technology	40,246	(19,378)	30,802	(13,164)
Other	10,595	(5,336)	13,453	(3,558)
Unamortized intangible assets:
Trademarks	116,762	—	77,476	—

Total other intangible assets	$230,903	(34,437)	227,627	(24,111)

Amortization of intangible assets was $10.1 million and $10.9 million in 2006 and 2005, respectively. Finalization of the fair value of the Thomas amortizable intangible assets resulted in a cumulative $3.2 million pre-tax credit to amortization expense in the second quarter of 2006. In addition, the finalization of the fair value of the Thomas intangible assets is reflected in the year over year fluctuations in the gross carrying amount of customer lists and relationships, and trademarks. Amortization of intangible assets is anticipated to be approximately $12.0 million per year for 2007 through 2011 based upon exchange rates, and intangible assets with finite useful lives included in the balance sheet, as of December 31, 2006.

Note 7:	Accrued Liabilities

Accrued liabilities as of December 31, 2006 and 2005 consist of the following:

	2006	2005

Salaries, wages and related fringe benefits	$55,220	41,932
Taxes	48,401	42,363
Advance payments on sales contracts	17,045	15,208
Product warranty	15,298	15,254
Product liability, workers’ compensation and insurance	13,802	11,711
Other	62,086	58,267

Total accrued liabilities	$211,852	184,735

A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Balance as of January 1	$15,254	10,671	6,635
Product warranty accruals	12,561	9,575	7,476
Settlements	(14,216)	(10,008)	(7,611)
Other (primarily acquisitions and foreign currency translation)	1,699	5,016	4,171

Balance as of December 31	$15,298	15,254	10,671

Note 8:	Debt

Debt as of December 31, 2006 and 2005 consists of the following:

	2006	2005

Short-term debt	$1,740	5,456

Long-term debt:
Credit Line, due 2010(1)	$109,968	158,900
Term Loan, due 2010(2)	145,000	255,000
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages(3)	9,635	8,892
Variable Rate Industrial Revenue Bonds, due 2018(4)	8,000	8,000
Capitalized leases and other long-term debt	7,905	7,474

Total long-term debt, including current maturities	405,508	563,266
Current maturities of long-term debt	22,049	20,625

Long-term debt, less current maturities	$383,459	542,641

(1)	The loans under this facility may be denominated in U.S. dollars or several foreign currencies. At December 31, 2006, the outstanding balance consisted of U.S. dollar borrowings of $18,500, Euro borrowings of €53,000, and British pound borrowings of £11,000. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency. The weighted-average interest rates were 5.9%, 4.4% and 5.9%, as of December 31, 2006 for the U.S. dollar, Euro and British pound loans, respectively. The interest rates averaged 6.2%, 4.1% and 6.0%, for the year ended December 31, 2006 for the U.S. dollar, Euro and British pound loans, respectively.

(2)	The interest rate varies with prime and/or LIBOR. At December 31, 2006, this rate was 6.3% and averaged 6.4% for the year ended December 31, 2006.

(3)	This amount consists of two fixed-rate commercial loans assumed in the 2004 acquisition of Nash Elmo with an outstanding balance of €7,302 at December 31, 2006. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

(4)	The interest rate varies with market rates for tax-exempt industrial revenue bonds. At December 31, 2006, this rate was 4.0% and averaged 3.5% for the year ended December 31, 2006. These industrial revenue bonds are secured by an $8,100 standby letter of credit. The proceeds from the bonds were used to construct the Company’s Peachtree City, Georgia facility.

The Company’s primary source of debt funding is its 2005 amended and restated credit agreement (the “2005 Credit Agreement”). The 2005 Credit Agreement provides the Company with access to senior secured credit facilities, including a Term Loan in the original principal amount of $380.0 million and a $225.0 million Revolving Line of Credit. Subject to the terms of the 2005 Credit Agreement, the Company can request increases in the Revolving Line of Credit up to $425.0 million, although the existing lenders are not obliged to provide such credit. Additional lenders wishing to provide such credit can be added to the 2005 Credit Agreement.

The Term Loan has a final maturity of July 1, 2010. The Term Loan requires quarterly principal payments aggregating approximately $20 million, $32 million, $57 million, and $36 million in 2007 through 2010, respectively.

The Revolving Line of Credit matures on July 1, 2010. Loans under this facility may be denominated in U.S. dollars or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2005 Credit Agreement. On December 31, 2006, the Revolving Line of Credit had an outstanding principal balance of $110.0 million, leaving $115.0 million available for letters of credit or for future use, subject to the terms of the Revolving Line of Credit.

The interest rates applicable to loans under the 2005 Credit Agreement are variable and will be, at the Company’s option, the prime rate plus an applicable margin or LIBOR plus an applicable margin. The applicable margin percentages are adjustable quarterly, based upon financial ratio guidelines defined in the 2005 Credit Agreement. The Company uses interest rate swaps to hedge some of its exposure to variability in future LIBOR-based interest payments on variable-rate debt (see Note 14, “Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments”).

The Company’s obligations under the 2005 Credit Agreement are guaranteed by the Company’s existing and future domestic subsidiaries, and are secured by a pledge of certain subsidiaries’ capital stock. The Company is subject to customary covenants regarding certain earnings, liquidity and capital ratios.

The Company has also issued $125.0 million of 8% Senior Subordinated Notes due in 2013 (the “Notes”). The Notes have a fixed annual interest rate of 8% and are guaranteed by certain of the Company’s domestic subsidiaries. At any time prior to May 1, 2009, the Company may redeem all or part of the Notes issued under the Indenture at a redemption price equal to 100% of the principal amount of the Notes redeemed plus an applicable premium in the range of 1% to 4% of the principal amount, and accrued and unpaid interest and liquidated damages, if any. In addition, at any time prior to May 1, 2008, the Company may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more equity offerings, subject to certain conditions. On or after May 1, 2009, the Company may redeem all or a part of the Notes at varying redemption prices, plus accrued and unpaid interest and liquidated damages, if any. Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding for cash at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any. The Indenture contains events of default and affirmative, negative and financial covenants customary for such financings, including, among other things, limits on incurring additional debt and restricted payments.

Borrowings in the principal amount of approximately $42 million by the Company and its subsidiaries in currencies other than the borrower’s functional currency have been designated as hedges of net investments in foreign operations. As such, changes in the reported amount of these borrowings due to changes in currency exchange rates are included in accumulated other comprehensive income.

Debt maturities for the five years subsequent to December 31, 2006 and thereafter are $23.7 million, $33.2 million, $57.3 million, $147.1 million, $0.9 million and $145.0 million, respectively.

Cash paid for interest in 2006, 2005 and 2004 was $34,943, $25,951 and $7,817 respectively.

The rentals for all operating leases were $18,470, $15,954, and $7,814, in 2006, 2005 and 2004, respectively. Future minimum rental payments for operating leases for the five years subsequent to December 31, 2006 and thereafter are $16,683, $13,146, $9,495, $6,564, $5,765, and $12,066, respectively.

Note 9:	Benefit Plans

Pension and Postretirement Benefit Plans

The Company sponsors retirement plans covering substantially all worldwide employees. Benefits are provided to employees under defined benefit pay-related and service-related plans, which are generally noncontributory in the U.S. and Germany and are generally contributory in the United Kingdom. Annual Company contributions to U.S. defined benefit retirement plans equal or exceed the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Annual Company contributions to international retirement plans are consistent with the requirements of applicable laws.

During 2006, the Company implemented certain revisions to the domestic Gardner Denver Inc. Pension Plan (the “Pension Plan”). Future service credits under the Pension Plan ceased effective October 31, 2006. Participants who were not fully vested in their accrued benefit under the Pension Plan, will continue to earn time toward vesting based on continued service. In connection with the revisions to the Pension Plan, future credits that had previously been made to employee accounts in the Pension Plan, will be made to employee accounts in the U.S. defined contribution plan. The Company-sponsored defined contribution plan is a qualified plan under the requirements of Section 401(k) of the Internal Revenue Code. The Pension Plan will continue to be funded by the Company.

Effective July 1, 2005, the Company completed its acquisition of Thomas. Thomas sponsors a number of defined benefit plans and defined contribution plans. The defined benefit plans are non-contributory, service-related plans benefiting hourly employees of Thomas in the United States and Germany. In addition, Thomas sponsors two postretirement welfare plans in the United States. As of the end of 2006, participation in Thomas’ postretirement welfare plans was frozen.

The majority of Syltone’s employees are based in the United Kingdom and Germany. In the United Kingdom, the majority of these employees are provided benefits under a contributory defined benefit pay and service-related plan.

Participation in this plan was frozen as of July 1, 2003, prior to the acquisition. Employees hired after that date participate in a contributory defined contribution plan. In Germany, employees are provided benefits under either a non-contributory defined benefit pay and service-related plan or under a contributory defined contribution plan.

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

Certain salaried employees in the U.S. who retired prior to 1989, as well as certain other employees who were near retirement and elected to receive certain benefits, and certain Nash Elmo and Thomas employees, have retiree medical, prescription and life insurance benefits. In most cases, the Nash Elmo retirees pay the entire cost of their coverage. The hourly employees have separate plans with varying benefit formulas. In all cases, however, no currently active hourly employee, except for certain employees who are near retirement, will receive healthcare benefits after retirement. During 2006, certain salaried, non-union hourly employees and Thomas’ Sheboygan location union employees, became eligible for postretirement medical benefits whereby the retirees pay the entire cost of the coverage. The majority of the Company’s postretirement medical plans are unfunded.

The following tables provide a reconciliation of the changes in the benefit obligations (the projected benefit obligation in the case of the pension plans and the accumulated benefit obligation on the case of the other postretirement plans) and in the fair value of plan assets over the two-year period ended December 31, 2006:

	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2006	2005	2006	2005	2006	2005

Reconciliation of benefit obligations:
Obligations as of January 1	$74,909	60,669	$182,292	150,483	$31,026	25,493
Service cost	2,907	2,996	5,639	4,298	40	83
Interest cost	3,963	3,731	8,904	7,824	1,491	1,507
Actuarial (gains) losses	(1,303)	1,936	(6,764)	26,496	(4,320)	4,271
Employee contributions	—	—	986	988	—	—
Plan amendments	2	55	—	—	(715)	—
Benefit payments	(5,460)	(4,867)	(4,573)	(2,719)	(2,383)	(2,485)
Acquisitions	—	10,389	401	12,536	—	2,157
Special termination benefits	—	—	—	291	—	—
Effect of foreign currency exchange rate changes	—	—	24,818	(17,905)	—	—

Obligations as of December 31	$75,018	74,909	$211,703	182,292	$25,139	31,026

Reconciliation of fair value of plan assets:
Fair value of plan assets as of January 1	$56,830	47,773	$122,077	114,394
Actual return on plan assets	8,238	2,643	8,101	17,760
Acquisitions	—	9,003	—	1,207
Employer contributions	3,615	2,278	4,787	4,213
Employee contributions	—	—	986	988
Benefit payments	(5,460)	(4,867)	(5,739)	(3,534)
Effect of foreign currency exchange rate changes	—	—	17,195	(12,951)

Fair value of plan assets as of December 31	$63,223	56,830	$147,407	122,077

Funded status as of December 31	$(11,795)	(18,079)	$(64,296)	(60,215)	$(25,139)	(31,026)

The measurement dates for the assets and liabilities of the Company’s pension and other postretirement benefit plans included in the above table were December 31, 2006 and December 31, 2005, respectively.

The following table shows the amounts not yet recognized as a component of net periodic benefit cost at December 31:

	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2006	2005	2006	2005	2006	2005

Recognized in accumulated other comprehensive income:
Net actuarial losses (gains)	$6,835	—	$21,921	—	$(6,412)	—
Prior-service cost (credit)	39	—	—	—	(932)	—
Not recognized in accumulated other comprehensive income:
Net actuarial losses (gains)	—	12,470	—	23,270	—	(2,323)
Prior-service cost (credit)	—	(314)	—	—	—	(492)

Amounts not yet recognized as a component of net periodic benefit cost	$6,874	12,156	$21,921	23,270	$(7,344)	(2,815)

The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit pension and other postretirement benefit plans as of December 31, 2006. The effect of adopting SFAS No. 158 on the Company’s Consolidated Balance Sheet at December 31, 2006 has been included in the following table. The adoption of SFAS No. 158 did not have an effect on the Company’s Consolidated Balance Sheets at December 31, 2005 and 2004.

		Incremental Effect
	Before Application	of Applying SFAS	After Application
	of SFAS No. 158	No. 158	of SFAS No. 158

Accrued liabilities	$211,459	393	211,852
Postretirement benefits other than pensions	30,105	(7,507)	22,598
Deferred income tax liabilities	72,975	(6,515)	66,460
Other liabilities	70,276	28,564	98,840
Total liabilities	882,766	14,935	897,701
Accumulated other comprehensive income	60,460	(9,729)	50,731
Total stockholders’ equity	862,259	(9,729)	852,530
Total liabilities and stockholders’ equity	$1,745,025	5,206	1,750,231

The following table provides the calculation of the total pension and other postretirement accrued benefit liability recognized on the Company’s Consolidated Balance Sheets at December 31, 2006 and 2005:

	2006	2005

Funded status	$(101,230)	(109,320)
Unrecognized net actuarial loss	22,344	33,417
Unrecognized prior-service credit	(893)	(806)
Accumulated other comprehensive income	(21,451)	—

Total pension and other postretirement benefit liability recognized on the Consolidated Balance Sheet	$(101,230)	(76,709)

The total pension and other postretirement accrued benefit liability is included in the following captions in the Consolidated Balance Sheets at December 31, 2006 and 2005:

	2006	2005

Accrued liabilities	$(2,893)	(2,454)
Postretirement benefits other than pensions	(22,476)	(31,387)
Deferred income taxes	—	5,890
Other liabilities	(75,861)	(58,386)
Accumulated other comprehensive income	—	9,628

Total pension and other postretirement accrued benefit liability	$(101,230)	(76,709)

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	U.S. Plans		Non-U.S. Plans
	2006	2005	2006	2005

Projected benefit obligation	$75,018	74,909	$211,342	182,292
Accumulated benefit obligation	75,018	74,734	181,336	155,202
Fair value of plan assets	63,223	56,830	147,060	122,077

The accumulated benefit obligation for all U.S. defined benefit pension plans was $75.0 million and $74.7 million at December 31, 2006 and 2005, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $181.7 million and $155.2 million at December 31, 2006 and 2005, respectively.

The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2006, 2005 and 2004:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Service cost	$2,907	2,996	2,119	$5,639	4,298	4,187	$40	83	16
Interest cost	3,962	3,731	3,356	8,904	7,824	6,413	1,491	1,507	1,649
Expected return on plan assets	(4,353)	(4,489)	(3,701)	(9,950)	(8,251)	(6,853)	—	—	—
Amortization of transition liability	—	4	5	—	—	—	—	—	25
Amortization of prior-service cost	(57)	(82)	(86)	—	—	—	(274)	(106)	(156)
Amortization of net loss (gain)	452	223	255	512	197	211	(469)	(744)	(559)

Net periodic benefit cost	2,911	2,383	1,948	5,105	4,068	3,958	$788	740	975

SFAS No. 88 (gain)/loss due to settlements or curtailments — special termination benefits	(294)	—	—	—	291	—

Total net periodic benefit cost recognized	$2,617	2,383	1,948	$5,105	4,359	3,958

The Company estimates that pension expense for the year ended December 31, 2007, will include expenses of approximately $0.4 million resulting from the amortization of its related accumulated actuarial losses and prior service cost included in accumulated other comprehensive income at December 31, 2006. The Company estimates that other postretirement benefit expense for the year ended December 31, 2007, will include income of approximately $1.3 million resulting from the amortization of its related accumulated actuarial gains and prior service credit included in accumulated other comprehensive income at December 31, 2006.

The discount rate selected to measure the present value of the Company’s benefit obligations was derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under a plan. The expected return on plan assets assumption is determined by reviewing the actual investment return of the plans since inception and evaluating those returns in relation to expectations of various investment organizations to determine whether long-term future returns are expected to differ significantly from the past. The following weighted-average actuarial assumptions were used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Discount rate	5.6%	6.0%	6.3%	4.6%	5.3%	5.5%	5.6%	6.0%	6.3%
Expected long-term rate of return on plan assets	8.0%	8.9%	9.0%	7.6%	7.5%	7.6%	N/A	N/A	N/A
Rate of compensation increases	5.5%	5.0%	5.0%	3.4%	3.4%	3.4%	N/A	N/A	N/A

The following weighted-average actuarial assumptions were used to determine benefit obligations at December 31:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Discount rate	5.9%	5.6%	6.0%	5.1%	4.6%	5.4%	5.9%	5.6%	6.0%
Rate of compensation increases	N/A	5.0%	5.0%	3.9%	3.4%	3.4%	N/A	N/A	N/A

The following actuarial assumptions were used to determine other postretirement benefit plans costs and obligations as of December 31:

	2006	2005	2004

Healthcare cost trend rate assumed for next year	11.0%	11.8%	7.9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013	2010

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement medical plans. The following table provides the effects of a one-percentage-point change in assumed healthcare cost trend rates as of December 31, 2006:

	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic benefit cost — increase (decrease)	$109	$(97)
Effect on the postretirement benefit obligation — increase (decrease)	1,532	(1,360)

The primary objectives for the investment of pension plan assets are to secure participant retirement benefits and to minimize reliance on contributions as a source of benefit security. Plan assets are invested consistent with the provisions of prudence and diversification rules of ERISA and with a long-term investment horizon.

The following table reflects the estimated benefit payments reflecting expected future service for the next five years and for the years 2012 through 2016. The estimated benefit payments for the non-U.S. pension plans were calculated using foreign exchange rates as of December 31, 2006.

	Pension Benefits
		Non-U.S.	Other
	U.S. Plans	Plans	Postretirement Benefits

2007	$6,205	4,768	2,741
2008	6,080	4,979	2,817
2009	5,935	5,427	2,810
2010	6,650	5,919	2,849
2011	6,326	6,643	2,794
Aggregate 2012-2016	$33,712	40,314	12,727

In 2007, the Company expects to contribute approximately $1.0 million to U.S. pension plans and approximately $21.0 million to non-U.S. pension plans. The Company’s pension plan asset allocations at December 31, 2006 and 2005, and target weighted-average allocations are as follows:

	U.S. Plans			Non-U.S. Plans
			Current			Current
	2006	2005	Target	2006	2005	Target

Asset category:
Equity securities	54%	69%	70%	61%	60%	59%
Debt securities	25%	31%	30%	32%	29%	31%
Other	21%	—	—	7%	11%	10%

Total	100%	100%	100%	100%	100%	100%

The increase in the Other asset category in 2006 compared to 2005 for the U.S. plans is due to converting the plan assets of Thomas’ U.S. defined benefit plans into cash at December 31, 2006 in anticipation of the merger of the Thomas’ plans into the Pension Plan. None of the plan assets of Gardner Denver’s defined benefit plans are invested in the Company’s common stock.

Defined Contribution Plans

The Company also sponsors defined contribution plans at various locations throughout the world. Benefits are determined and funded regularly based on terms of the plans or as stipulated in a collective bargaining agreement. The Company’s full-time salaried and hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company’s contributions to the savings plans are in the form of the Company’s common stock or cash. The Company’s total contributions to all defined contribution plans in 2006, 2005 and 2004 were $9.3 million, $10.0 million and $4.7 million, respectively. The decrease in the Company’s total contributions in 2006 compared to 2005 is due to discretionary contributions made to certain plans in 2005, which have not occurred in 2006. In connection with the revisions to the Pension Plan, future credits that had previously been made to employee accounts in the Pension Plan, will be made to employee accounts in the U.S. defined contribution plan effective November 1, 2006.

Other

There are various other employment contracts, deferred compensation arrangements and covenants not to compete with certain employees and former employees. The liability associated with such arrangements is not material to the Company’s consolidated financial statements.

Note 10:	Stockholders’ Equity and Earnings Per Share

On May 2, 2006, the Company’s stockholders approved an increase in the number of authorized shares of common stock from 50,000,000 to 100,000,000. This increase in shares allowed the Company to complete a previously announced two-for-one stock split (in the form of a 100% stock dividend). Stockholders of record at the close of business on May 11, 2006 received a stock dividend of one share of the Company’s common stock for each share owned. The stock dividend was paid after the close of business on June 1, 2006. All shares reserved for issuance pursuant to the Company’s stock option, retirement savings and stock purchase plans were automatically increased by the same proportion pursuant to the Company’s Long-Term Incentive Plan and retirement savings plan. In addition, shares subject to outstanding options or other rights to acquire the Company’s stock and the exercise price for such shares were also automatically adjusted proportionately. The Company transferred $0.3 million to common stock from additional paid-in capital, representing the aggregate par value of the shares issued under the stock split. Current and prior year share and per share amounts in this report on Form 10-K reflect the effect of this two-for-one stock split (in the form of a 100% stock dividend).

At December 31, 2006 and 2005, 100,000,000 shares of $0.01 par value common stock and 10,000,000 shares of $0.01 par value preferred stock were authorized. Shares of common stock outstanding at December 31, 2006 and 2005 were 52,625,999 and 51,998,704, respectively. No shares of preferred stock were issued or outstanding at December 31, 2006 or 2005. The shares of preferred stock, which may be issued without further stockholder approval (except as may be required by applicable law or stock exchange rules), may be issued in one or more series, with the number of shares of each series and the rights, preferences and limitations of each series to be determined by the Company’s Board of Directors. The Company has a Stockholder’s Rights Plan, under which each share of Gardner Denver’s outstanding common stock has an associated preferred share purchase right. The rights are exercisable only under certain circumstances and allow holders of such rights to purchase common stock of Gardner Denver or an acquiring company at a discounted price, which generally would be 50% of the respective stock’s current fair market value.

The following table details the calculation of basic and diluted earnings per share for the year ended December 31, 2006, 2005 and 2004:

	2006			2005			2004
			Amt.			Amt.			Amt.
	Net	Wtd. Avg.	Per	Net	Wtd. Avg.	Per	Net	Wtd. Avg.	Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share

Basic earnings per share:
Income available to common stockholders	$132,908	52,330,405	$2.54	$66,951	47,827,508	$1.40	$37,123	37,909,682	$0.98
Diluted earnings per share:
Effect of dilutive securities:
Stock options granted and outstanding		1,129,702			1,082,716			845,278

Income available to common stockholders and assumed conversions	$132,908	53,460,107	$2.49	$66,951	48,910,224	$1.37	$37,123	38,754,960	$0.96

For the years ended December 31, 2006, 2005 and 2004, respectively, options to purchase an additional 199,801, zero and 338,032 weighted-average shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

Note 11:	Accumulated Other Comprehensive Income

The Company’s other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations (including the foreign currency hedge of the Company’s investment in foreign subsidiaries), unrecognized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes, and additional minimum pension liability adjustments, net of income taxes. See

Note 14 “Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments” and Note 9 “Benefit Plans.”

The before tax income (loss), related income tax effect and accumulated balances are as follows:

	Foreign				Accumulated
	Currency	Unrecognized	Minimum	Pension and	Other
	Translation	Gains (Losses) on	Pension	Postretirement	Comprehensive
	Adjustment	Cash Flow Hedges	Liability	Benefit Plans	Income

Balance at December 31, 2003	$20,048	—	(5,155)		14,893
Before tax income (loss)	15,524	303	(560)		15,267
Income tax effect	—	(115)	140		25

Other comprehensive income (loss)	15,524	188	(420)		15,292

Balance at December 31, 2004	35,572	188	(5,575)		30,185
Before tax (loss) income	(19,707)	2,740	(6,505)		(23,472)
Income tax effect	—	(1,041)	2,452		1,411

Other comprehensive (loss) income	(19,707)	1,699	(4,053)		(22,061)

Balance at December 31, 2005	15,865	1,887	(9,628)		8,124
Before tax income (loss)	48,244	(532)	7,244		54,956
Income tax effect	—	202	(2,822)		(2,620)

Other comprehensive income (loss)	48,244	(330)	4,422		52,336

Reversal of minimum pension liability(1)			8,274		8,274
Income tax effect(1)			(3,068)		(3,068)
Recognition of funded status of benefit plans(1)				(21,451)	(21,451)
Income tax effect(1)				6,516	6,516

Balance at December 31, 2006	$64,109	1,557	—	(14,935)	50,731

(1)	Reflects adoption of the recognition provisions of SFAS No. 158 as of December 31, 2006. See Note 9 “Benefit Plans.”

The Company’s total comprehensive income for the twelve-month periods ended December 31 was as follows:

	2006	2005	2004

Net income	$132,908	66,951	37,123
Other comprehensive income (loss)	52,336	(22,061)	15,292

Comprehensive income	$185,244	44,890	52,415

Note 12:	Income Taxes

Income before income taxes consist of the following:

	2006	2005	2004

U. S	$113,865	30,098	26,934
Non-U.S.	86,750	65,546	25,352

Income before income taxes	$200,615	95,644	52,286

The following table details the components of the provision for income taxes. A portion of these income taxes will be payable within one year and are, therefore, classified as current, while the remaining balance is deferred:

	2006	2005	2004

Current:
U.S. federal	$46,374	7,079	8,458
U.S. state and local	3,750	1,161	692
Non-U.S.	16,428	18,457	6,584
Deferred:
U.S. federal	(3,538)	2,503	(513)
U.S. state and local	(303)	215	(44)
Non-U.S.	4,996	(722)	(14)

Provision for income taxes	$67,707	28,693	15,163

The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate as follows:

	2006	2005	2004

U.S. federal corporate statutory rate	35.0%	35.0%	35.0%
State and local taxes, less federal tax benefit	1.7	1.4	1.2
Foreign income taxes	(4.4)	(5.4)	(4.4)
Export benefit	(0.4)	(1.1)	(2.5)
Manufacturing benefit	(0.5)	(0.3)	—
American Jobs Creation Act Dividend	—	0.9	—
Repatriation cost	1.7	—	—
Other, net	0.7	(0.5)	(0.3)

Effective income tax rate	33.8%	30.0%	29.0%

The principal items that gave rise to deferred income tax assets and liabilities follow:

	2006	2005

Deferred tax assets:
Reserves and accruals	$39,871	34,131
Postretirement benefits other than pensions	16,293	12,239
Tax loss carryforwards	9,207	9,702
Foreign tax credit carryforwards	527	765
Other	5,032	7,137

Total deferred tax assets	70,930	63,974
Valuation allowance	(8,025)	(5,778)
Deferred tax liabilities:
LIFO inventory	(3,658)	(5,095)
Property, plant and equipment	(33,259)	(30,097)
Intangibles	(72,192)	(63,238)
Other	(5,894)	(20,183)

Total deferred tax liabilities	(115,003)	(118,613)

Net deferred income tax liability	$(52,098)	(60,417)

As of December 31, 2006, Gardner Denver has net operating loss carryforwards from various jurisdictions of $29.9 million that result in a deferred tax asset of $9.2 million. It is more likely than not that a portion of these tax loss carryforwards will not produce future benefits and a valuation allowance of $8.0 million has been established with respect to these losses. The valuation allowance includes $7.9 million related to acquisitions, which would reduce goodwill if the related deferred tax assets are realized. The expected expiration dates of the tax loss carryforwards are as follows:

	Tax	Valuation	Net Tax
	Benefit	Allowance	Benefit

2006	$333	(333)	—
2007	474	(466)	8
2008	88	(65)	23
2009	2,206	(2,197)	9
2010	1,873	(1,856)	17
2011	533	(533)	—
2016	730	(730)	—
2024	710	—	710
2028	29	(29)	—
2029	68	(68)	—
Indefinite life	2,163	(1,748)	415

Total	$9,207	(8,025)	1,182

U.S. deferred income taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries (approximately $140.0 million at December 31, 2006) as the Company intends to reinvest such earnings indefinitely or distribute them only when available foreign tax credits could significantly reduce the amount of U.S. taxes due on such distributions.

The Company has a tax holiday at three subsidiaries in China. The tax holiday at two subsidiaries will begin with their first profitable year. The third subsidiary has a tax holiday equal to a 25.5% rate reduction for 2006 that will decrease to 23% beginning in 2007 to 2009. Thereafter, the rate reduction should remain at 18%. The tax expense reduction in 2006 was $2.0 million.

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. In 2005, the Company recognized a charge of $1.1 million, net of the amount provided for in 2004, for the accrual of income taxes associated with the repatriation under the AJCA of approximately $18.5 million of foreign earnings. In addition, the Company repatriated approximately $62.0 million of cash from the acquired Thomas foreign subsidiaries. As of the date of acquisition, the Company determined that the repatriated earnings from the Thomas foreign subsidiaries were no longer permanently reinvested. Net of foreign tax credits, the tax expense associated with the repatriation of these earnings is approximately $1.0 million.

Cash paid for income taxes in 2006, 2005 and 2004 was $63,238, $19,935, and $8,031, respectively.

Note 13.	Stock-Based Compensation Plans

On January 1, 2006, Gardner Denver adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under APB 25, for periods beginning in fiscal 2006. In March 2005, the SEC issued SAB 107 to assist preparers with their implementation of SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under this method, the Company’s consolidated financial statements as of and for the year ended December 31, 2006, reflect the impact of SFAS No. 123(R), while the consolidated financial statements for years prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) was $5.3 million during 2006 and consisted of: (1) compensation expense for all unvested share-based awards outstanding as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and (2) compensation expense for share-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that are ultimately expected to vest. SFAS No. 123(R) amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The following table shows the impact of the adoption of SFAS No. 123(R) on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the year ended December 31, 2006.

2006

Selling and administrative expenses	$5,340

Total stock-based compensation expense included in operating expenses	5,340
Income before income taxes	(5,340)
Provision for income taxes	1,509

Net income	$(3,831)

Basic and diluted earnings per share	$(0.07)

Net cash provided by operating activities	$(3,674)
Net cash used in financing activities	$3,674

Plan Descriptions

Under the Company’s Long-Term Incentive Plan (the “Incentive Plan”), designated employees are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock awards or performance shares, as determined by the Management Development and Compensation Committee of the Company’s Board of Directors. The Company’s Incentive Plan is intended to assist the Company in recruiting and retaining employees and directors, and to associate the interests of eligible participants with those of the Company and its shareholders. An aggregate of 8,500,000 shares of common stock has been authorized for issuance under the Incentive Plan. Under the Incentive Plan, the grant price of an option is determined by the Management Development and Compensation Committee, but must not be less than the average of the high and low price of the Company’s common stock on the date of grant. The Incentive Plan provides that the term of any option granted may not exceed ten years. Under the terms of existing awards, one-third of employee options granted become vested and exercisable on each of the first three anniversaries of the date of grant (or upon retirement, death or cessation of service due to disability, if earlier). The options granted to employees in 2006, 2005 and 2004 expire seven years after the date of grant.

Pursuant to the Incentive Plan, the Company also issues share-based awards to directors who are not employees of Gardner Denver or its affiliates. Each nonemployee director is eligible to receive options to purchase up to 18,000 shares of common stock on the day after the annual meeting of stockholders. These options are granted at the fair market value (the average of the high and low price) of the common stock on the date of grant, become exercisable on the first anniversary of the date of grant (or upon retirement, death or cessation of service due to disability, if earlier) and expire five years after the date of grant.

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

Stock Option Awards

The following summary presents information regarding outstanding stock options as of December 31, 2006 and changes during the year then ended (underlying shares in thousands):

		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life

Outstanding at December 31, 2005	2,665	$12.39
Granted	361	31.98
Exercised	(581)	9.94
Forfeited or canceled	(23)	24.80

Outstanding at December 31, 2006	2,422	15.78	$52,224	4.2 years
Exercisable at December 31, 2006	1,632	$11.59	$41,968	3.7 years

The weighted-average estimated grant-date fair value of employee and director stock options granted during the years ended December 31, 2006, 2005, and 2004 was $10.31, $6.65, and $4.72, respectively.

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $14.2 million, $9.6 million and $3.9 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $2.5 million as of December 31, 2006, and will be recognized as expense over a weighted-average period of 1.3 years.

Restricted Stock Awards

The following summary presents information regarding outstanding restricted stock awards as of December 31, 2006 and changes during the year then ended (underlying shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value

Nonvested at December 31, 2005	36	$8.85
Granted	50	30.58
Vested	(36)	8.85
Forfeited	(5)	30.58

Nonvested at December 31, 2006	45	$30.58

The restricted stock awards granted during the year ended December 31, 2006, cliff vest three years after the date of grant. The restricted stock award grants were valued at the average of the high and low price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock awards was $0.3 million as of December 31, 2006, which will be recognized as expense over a weighted-average period of 2.1 years. The total fair value of restricted stock awards that vested during the year ended December 31, 2006 was $1.1 million. No restricted stock awards vested during the years ended December 31, 2005 and 2004, respectively.

Valuation Assumptions

The fair value of each stock option grant under the Company’s Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s common stock calculated over the expected term of the option. The expected term for the majority of the options granted during the year ended December 31, 2006, was calculated in accordance with SAB 107 using the simplified method for “plain-vanilla” options. The expected terms for options granted to certain executives and non-employee directors that have similar historical exercise behavior were determined separately for valuation purposes. The risk-free rate over the expected term of the options is based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average assumptions used in the valuation of option awards granted during the years ended December 31, 2006, 2005 and 2004 are noted in the table below.

	2006	2005	2004

Assumptions:
Risk-free interest rate	4.7%	3.9%	3.1%
Dividend yield	—	—	—
Volatility factor	27	33	34
Expected life (in years)	4.8	4.4	4.5

Pro Forma Net Earnings

In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the years ended December 31, 2005 and 2004 have not been restated and do not include the impact of SFAS No. 123(R). Accordingly, no compensation expense related to stock option awards was recognized in 2005 and 2004, as all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table provides pro forma net income and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the estimated fair value of a stock option award is assumed to be expensed over the award’s vesting periods using the Black-Scholes model.

	2005	2004

Net income, as reported	$66,951	37,123
Less: Total stock-based employee compensation expense determined under fair-value method, net of related tax effects	(2,074)	(1,359)

Pro forma net income	$64,877	35,764

Basic earnings per share, as reported	$1.40	0.98

Basic earnings per share, pro forma	$1.36	0.95

Diluted earnings per share, as reported	$1.37	0.96

Diluted earnings per share, pro forma	$1.33	0.93

For stock option awards with accelerated vesting provisions that are granted to retirement-eligible employees and to employees that become eligible for retirement subsequent to the grant date, the Company previously followed the guidance of APB 25 and SFAS No. 123, which allowed compensation costs to be recognized ratably over the vesting period of the award. SFAS No. 123(R)requires compensation costs to be recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. For awards granted prior to adoption, the SEC clarified that companies should continue to follow the vesting method they had previously been using. As a result, for awards granted prior to adoption, the Company will continue to recognize compensation costs ratably over the vesting period with accelerated recognition of the unvested portion upon actual retirement. The Company will follow the guidance of SFAS No. 123(R) for stock option awards granted subsequent to the adoption date. Therefore, the proforma information presented in the above table is not comparable to the amounts recognized by the Company during 2006.

The Company’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises and the vesting of restricted stock awards. These benefits totaled approximately $3.7 million, $2.3 million and $1.2 million for the years ended December 31, 2006, 2005, and 2004, respectively, and were recorded as an increase to additional paid-in capital.

Note 14: Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments

Off-Balance Sheet Risk and Concentrations of Credit Risk

There were no off-balance sheet derivative financial instruments as of December 31, 2006 or 2005.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. The Company deals only with derivative counterparties that are major financial institutions with investment-grade credit ratings. All of the derivative contracts to which the Company is a party settle monthly or quarterly, or mature within one year. Because of these factors, the Company has minimal credit risk related to derivative contracts at December 31, 2006 and 2005.

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company’s products are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not consider itself to have any significant concentrations of credit risk at December 31, 2006 or 2005.

Fair Value of Financial Instruments

A financial instrument is defined as cash equivalents, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, trade payables and debt instruments. The book values of these instruments are a reasonable estimate of their respective fair values.

The Company selectively uses derivative financial instruments to manage interest costs and currency exchange risks. The Company does not hold derivatives for trading purposes. The fair values of derivative financial instruments are determined based on dealer quotes.

The Company uses interest rate swaps to manage its exposure to market changes in interest rates. Also, as part of its hedging strategy, the Company uses purchased option and forward exchange contracts to minimize the impact of currency fluctuations on transactions, cash flows and firm commitments. These contracts for the sale or purchase of European and other currencies generally mature within one year.

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type, as of December 31, 2006 and 2005.

	2006				2005
		Average	Average			Average	Average
	Notional	Receive	Pay	Fair	Notional	Receive	Pay	Fair
	Amount	Rate	Rate	Value	Amount	Rate	Rate	Value

Foreign currency forwards	$—	N/A	N/A	—	2,581	N/A	N/A	(252)
Interest rate swaps	$70,000	5.4%	4.4%	1,850	165,000	4.3%	3.8%	3,376

The Company has the pay-fixed position in each of its interest rate swaps and these are designated as cash flow hedges of its exposure to variability in future LIBOR-based interest payments on variable-rate debt. Gains and losses on these positions are reclassified from accumulated other comprehensive income to earnings through interest expense in the periods in which the hedged transactions are realized. The ineffective portion of the gain or loss is immediately recognized in earnings. The accumulated balance in other comprehensive income related to these positions is $1,557 and $1,887 at December 31, 2006 and 2005, respectively. Of this amount, $765 is expected to be reclassified to earnings through interest expense in 2007.

Note 15:	Contingencies

The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature. In addition, due to the bankruptcies of several asbestos manufacturers and other primary defendants, among other things, the Company has been named as a defendant in a number of asbestos personal injury lawsuits. The Company has also been named as a defendant in a number of silicosis personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the Company is one of approximately 25 or more named defendants. In the Company’s experience to date, the substantial majority of the plaintiffs have not suffered an injury for which the Company bears responsibility.

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

The Company has entered into a series of cost-sharing agreements with multiple insurance companies to secure coverage for asbestos and silicosis lawsuits. The Company also believes some of the potential liabilities regarding these lawsuits are covered by indemnity agreements with other parties. The Company’s uninsured settlement payments for past asbestos and silicosis lawsuits have not been material.

The Company believes that the pending and future asbestos and silicosis lawsuits will not, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the components described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, due to inherent uncertainties of litigation and because future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, could cause a different outcome, there can be no assurance that the resolution of pending or future lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under federal “Superfund” or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, the Company was only a small contributor to these waste sites, and the Company has, or is attempting to negotiate, de minimis settlements for their cleanup. The cleanup of the remaining sites is substantially complete and the Company’s future obligations entail a share of the sites’ ongoing operating and maintenance expense.

The Company is also addressing three on-site cleanups for which it is the primary responsible party. Two of these cleanup sites are in the operation and maintenance stage and the third is in the implementation stage. The Company is also participating in a voluntary clean up program with other potentially responsible parties on a fourth site which is in the assessment stage. Based on currently available information, the Company does not anticipate that any of these sites will result in material additional costs beyond those already accrued on its balance sheet.

The Company has an accrued liability on its balance sheet to the extent costs are known or can be reasonably estimated for its remaining financial obligations for these matters. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to the sites discussed above.

Note 16:	Segment Information

The Company’s organizational structure is based on the products and services it offers and consists of five operating divisions: Compressor, Blower, Engineered Products, Thomas Products and Fluid Transfer. These divisions comprise two reportable segments: Compressor and Vacuum Products and Fluid Transfer Products. The Compressor, Blower, Engineered Products and Thomas Products divisions are aggregated into the Compressor and Vacuum Products segment because the long-term financial performance of these businesses are affected by similar economic conditions and their products, manufacturing processes and other business characteristics are similar in nature.

In the first quarter of 2006, the Company made certain organizational changes that resulted in a realignment of its reportable segments. The operations of the Company’s line of specialty bronze and high alloy pumps for the general industrial and marine markets (acquired in July 2005 as part of Thomas) and the operations of its line of self-sealing couplings (acquired in January 2004 as part of Syltone) were transferred from the Compressor and Vacuum Products segment to the Fluid Transfer Products segment. Accordingly, the results of these two operations have been included in the Fluid Transfer Products segment results. Results for the years ended December 31, 2005 and 2004 have been restated to reflect this realignment. In addition, operating results of Todo, a manufacturer of self-sealing couplings that was acquired in January 2006 (see Note 2 “Business Combinations”) have been included in the Fluid Transfer Products segment from the date of acquisition. In the fourth quarter of 2006, the Company reorganized the composition of three of the operating divisions within the Compressor and Vacuum Products segment and renamed its Liquid Ring Pump division to the Engineered Products division to better reflect the nature and diversity of products offered by this division following the reorganization.

In the Compressor and Vacuum Products segment, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, sliding vane and air compressors; positive displacement, centrifugal and side channel blowers; liquid ring pumps and engineered systems; and single-piece piston reciprocating, diaphragm, and linear compressor and vacuum pumps primarily serving OEM applications. This segment also designs, manufactures, markets and services complementary ancillary products (access platforms, gear boxes and power take-offs). Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. Liquid ring pumps are used in many different vacuum applications and engineered systems, such as water removal, distilling, reacting, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, petrochemical and power industries. The markets served are primarily in the United States, Europe, Canada and Asia.

In the Fluid Transfer Products segment, the Company designs, manufactures, markets and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. This segment also designs, manufactures, markets and services loading arms, couplers and other fluid transfer components and equipment for the chemical, petroleum and food industries. The markets served are primarily the United States, Europe, Canada and Asia.

The accounting policies of the segments are the same as those described in Note 1 “Summary of Significant Accounting Policies.” The Company evaluates the performance of its segments based on income before interest expense, other income, net and income taxes. Certain assets attributable to corporate activity are not allocated to the segments. General corporate assets (unallocated assets) consist of cash and equivalents and deferred tax assets. Inter-segment sales and transfers are not significant.

The following tables provide summarized information about the Company’s operations by business segment and geographic area. Revenues are attributed to geographic location based on the location of the customer. The property, plant and equipment information by geographic area at December 31, 2005 has been revised to reflect the final allocation of the fair value of Thomas’s property, plant and equipment to specific regions, consistent with the December 31, 2006 presentation.

	Revenues			Operating Earnings			Identifiable Assets at December, 31
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Compressor and Vacuum Products	$1,310,505	982,476	572,181	$140,805	83,093	42,398	$1,481,203	1,422,119	811,290
Fluid Transfer Products	358,671	232,076	167,358	94,268	37,542	19,352	192,335	156,281	143,253

Total	$1,669,176	1,214,552	739,539	235,073	120,635	61,750	1,673,538	1,578,400	954,543

Interest expense				(37,379)	(30,433)	(10,102)
Other income, net				2,921	5,442	638

Income before income taxes				$200,615	95,644	52,286

General corporate (unallocated)							76,693	136,660	74,066

Total assets							$1,750,231	1,715,060	1,028,609

	LIFO Liquidation			Depreciation and
	Income (before Tax)			Amortization Expense			Capital Expenditures
	2006	2005	2004	2006	2005	2004	2006	2005	2004

Compressor and Vacuum Products	$275	—	132	$46,809	33,705	17,414	$36,576	30,588	15,221
Fluid Transfer Products	125	—	—	5,400	4,617	4,487	4,539	4,930	4,329

Total	$400	—	132	$52,209	38,322	21,901	$41,115	35,518	19,550

				Property, Plant and Equipment
	Revenues			at December 31,
	2006	2005	2004	2006	2005	2004

United States	$695,210	495,282	327,551	$103,443	108,372	71,026
Europe	601,786	418,165	237,775	150,582	156,559	70,055
Asia	191,757	167,273	93,150	17,300	13,981	5,834
Canada	81,593	56,942	37,564	129	141	263
Latin America	56,594	43,169	32,227	4,382	2,952	1,532
Other	42,236	33,721	11,272	657	586	109

Total	$1,669,176	1,214,552	739,539	$276,493	282,591	148,819

Note 17:	Guarantor Subsidiaries

The Company’s obligations under its 8% Senior Subordinated Notes due 2013 are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company (the “Guarantor Subsidiaries”). The Company’s subsidiaries that do not guarantee the Senior Subordinated Notes are referred to as the “Non-Guarantor Subsidiaries.” The guarantor condensed consolidating financial data presented below presents the statements of operations, balance sheets and statements of cash flow data (i) for Gardner Denver, Inc. (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Gardner Denver’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and Non-Guarantor Subsidiaries on a cost basis under which the investments are recorded by each entity owning a portion of another entity at historical cost); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

The consolidating balance sheet at December 31, 2005 has been revised from what had been previously reported. The amount of the adjustments did not affect the Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. These adjustments were made to properly reflect the amount of a certain inter-company investment of the Guarantor Subsidiaries and the reclassification of certain inter-company investments from long-term inter-company (receivable) payable to investments in affiliates and capital in excess of par value. This classification is consistent with the consolidating balance sheet presentation at December 31, 2006. The tables below present the balance sheet items affected by the changes as revised and as previously reported, and a reconciliation of the changes.

Selected Consolidating Balance Sheet Line Items
December 31, 2005
AS REVISED

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Investments in affiliates	$926,888	245,611	32	(1,172,499)	32
Other assets	21,287	(5,973)	5,503	1,593	22,410
Total assets	1,172,042	620,167	1,099,051	(1,176,200)	1,715,060

Liabilities and Stockholders’ Equity
Long-term inter-company payable (receivable)	48,596	(195,088)	160,574	(14,082)	—
Total liabilities	626,285	(106,874)	547,769	(10,409)	1,056,771
Stockholders’ equity:
Capital in excess of par value	472,334	698,185	474,673	(1,172,367)	472,825
Total stockholders’ equity	545,757	727,041	551,282	(1,165,791)	658,289
Total liabilities and stockholders’ equity	$1,172,042	620,167	1,099,051	(1,176,200)	1,715,060

Selected Consolidating Balance Sheet Line Items
December 31, 2005
AS PREVIOUSLY REPORTED

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Investments in affiliates	$671,182	40,645	32	(711,791)	68
Other assets	21,287	(5,973)	5,503	1,557	22,374
Total assets	916,336	415,201	1,099,051	(715,528)	1,715,060

Liabilities and Stockholders’ Equity
Long-term inter-company (receivable) payable	(207,110)	(98,395)	319,587	(14,082)	—
Total liabilities	370,579	(10,181)	706,782	(10,409)	1,056,771
Stockholders’ equity:
Capital in excess of par value	472,334	396,526	315,660	(711,695)	472,825
Total stockholders’ equity	545,757	425,382	392,269	(705,119)	658,289
Total liabilities and stockholders’ equity	$916,336	415,201	1,099,051	(715,528)	1,715,060

RECONCILIATION OF THE CHANGES

			Long-Term
	Investment		Inter-Company	Capital in Excess
	In Affiliates	Other Assets	(Receivable) Payable	of par Value

Parent Company
December 31, 2005 balance as previously reported	$671,182	21,287	(207,110)	472,334
Reclassification of Investment in Guarantor Subsidiaries from Long-term inter-company (receivable) payable	301,659	—	301,659	—
Reclassification of Investment in Non-guarantor Subsidiaries from Long-term inter-company (receivable) payable	(45,953)	—	(45,953)	—

December 31, 2005 balance as revised	$926,888	21,287	48,596	472,334

			Long-Term
	Investment		Inter-Company	Capital in Excess
	In Affiliates	Other Assets	(Receivable) Payable	of par Value

Guarantor Subsidiaries
December 31, 2005 balance as previously reported	$40,645	(5,973)	(98,395)	396,526
Reclassification of Investment in Non-guarantor Subsidiaries from Long-term inter-company (receivable) payable	204,966	—	204,966	—
Reclassification of Capital in excess of par from Long-term inter-company (receivable) payable	—	—	(301,659)	301,659

December 31, 2005 balance as revised	$245,611	(5,973)	(195,088)	698,185

			Long-Term
	Investment		Inter-Company	Capital in Excess
	In Affiliates	Other Assets	(Receivable) Payable	of par Value

Non-Guarantor Subsidiaries
December 31, 2005 balance as previously reported	$32	5,503	319,587	315,660
Reclassification of Capital in excess of par from Long-term inter-company (receivable) payable	—	—	(159,013)	159,013

December 31, 2005 balance as revised	$32	5,503	160,574	474,673

			Long-Term
	Investment		Inter-Company	Capital in Excess
	In Affiliates	Other Assets	(Receivable) Payable	of par Value

Eliminations
December 31, 2005 balance as previously reported	$(711,791)	1,557	(14,082)	(711,695)
Reclassification of Investment in Guarantor Subsidiaries from Long-term inter-company (receivable) payable	(301,659)	—	(301,659)	—
Reclassification of Investment in Non-guarantor Subsidiaries from Long-term inter-company (receivable) payable	(159,013)	—	(159,013)	—
Reclassification of Capital in excess of par from Long-term inter-company (receivable) payable	—	—	460,672	(460,672)
Other	(36)	36	—	—

December 31, 2005 balance as revised	$(1,172,499)	1,593	(14,082)	(1,172,367)

Consolidating Statement of Operations
Year Ended December 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$437,152	432,168	990,275	(190,419)	1,669,176
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	283,979	301,886	692,171	(193,979)	1,084,057
Depreciation and amortization	10,388	12,615	29,206	—	52,209
Selling and administrative expenses	79,135	52,889	165,813	—	297,837
Interest expense (income)	36,317	(9,349)	10,411	—	37,379
Other (income) expense, net	(3,313)	(6,897)	7,289	—	(2,921)

Total costs and expenses	406,506	351,144	904,890	(193,979)	1,468,561

Income before income taxes	30,646	81,024	85,385	3,560	200,615
Provision for income taxes	12,188	32,223	23,296	—	67,707

Net income	$18,458	48,801	62,089	3,560	132,908

Consolidating Statement of Operations
Year Ended December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$342,873	264,139	637,692	(30,152)	1,214,552
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	237,376	190,570	416,867	(31,586)	813,227
Depreciation and amortization	9,874	7,036	21,412	—	38,322
Selling and administrative expenses	70,342	42,848	129,178	—	242,368
Interest expense	29,211	—	1,222	—	30,433
Other (income) expense, net	(4,605)	(3,751)	2,828	86	(5,442)

Total costs and expenses	342,198	236,703	571,507	(31,500)	1,118,908

Income before income taxes	675	27,436	66,185	1,348	95,644
Provision for income taxes	246	10,014	18,433	—	28,693

Net income	$429	17,422	47,752	1,348	66,951

Consolidating Statement of Operations
Year Ended December 31, 2004

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$297,981	109,596	361,815	(29,853)	739,539
Costs and expenses:
Cost of sales (excluding depreciation and amortization)	205,807	80,962	243,410	(31,744)	498,435
Depreciation and amortization	9,587	2,450	9,864	—	21,901
Selling and administrative expenses	61,321	16,080	80,052	—	157,453
Interest expense	6,644	—	3,458	—	10,102
Other (income) expense, net	(2,291)	(1,208)	2,061	800	(638)

Total costs and expenses	281,068	98,284	338,845	(30,944)	687,253

Income before income taxes	16,913	11,312	22,970	1,091	52,286
Provision for income taxes	5,395	3,608	6,160	—	15,163

Net income	$11,518	7,704	16,810	1,091	37,123

Consolidating Balance Sheet
December 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and equivalents	$5,347	(573)	57,557	—	62,331
Accounts receivable, net	61,671	54,357	145,087	—	261,115
Inventories, net	31,846	59,218	133,047	956	225,067
Deferred income taxes	8,760	6,750	—	(1,148)	14,362
Other current assets	(772)	5,085	12,530	—	16,843

Total current assets	106,852	124,837	348,221	(192)	579,718

Intercompany (payable) receivables	(257,370)	253,992	2,538	840	—
Investments in affiliates	920,520	215,130	29	(1,135,650)	29
Property, plant and equipment, net	53,438	48,720	174,335	—	276,493
Goodwill	113,441	191,146	372,193	—	676,780
Other intangibles, net	7,915	44,249	144,302	—	196,466
Other assets	17,684	703	4,498	(2,140)	20,745

Total assets	$962,480	878,777	1,046,116	(1,137,142)	1,750,231

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$20,139	—	3,650	—	23,789
Accounts payable and accrued liabilities	60,163	86,768	166,296	(10,672)	302,555

Total current liabilities	80,302	86,768	169,946	(10,672)	326,344

Long-term intercompany (receivable) payable	(37,613)	(12,714)	52,587	(2,260)	—
Long-term debt, less current maturities	302,753	77	80,629	—	383,459
Deferred income taxes	—	26,731	41,869	(2,140)	66,460
Other liabilities	45,095	3,036	73,307	—	121,438

Total liabilities	390,537	103,898	418,338	(15,072)	897,701

Stockholders’ equity:
Common stock	564	—	—	—	564
Capital in excess of par value	490,270	683,557	452,679	(1,135,650)	490,856
Retained earnings	109,475	81,091	135,143	13,580	339,289
Accumulated other comprehensive income	544	10,231	39,956	—	50,731
Treasury stock, at cost	(28,910)	—	—	—	(28,910)

Total stockholders’ equity	571,943	774,879	627,778	(1,122,070)	852,530

Total liabilities and stockholders’ equity	$962,480	878,777	1,046,116	(1,137,142)	1,750,231

Consolidating Balance Sheet
December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and equivalents	$5,557	(369)	105,718	—	110,906
Accounts receivable, net	68,006	41,944	119,517	—	229,467
Inventories, net	35,684	54,867	114,009	2,766	207,326
Deferred income taxes	4,377	4,308	22,987	(5,918)	25,754
Other current assets	(716)	2,846	10,684	—	12,814

Total current assets	112,908	103,596	372,915	(3,152)	586,267

Intercompany (payable) receivables	(68,284)	53,141	17,285	(2,142)	—
Investments in affiliates	926,888	245,611	32	(1,172,499)	32
Property, plant and equipment, net	57,167	49,397	176,027	—	282,591
Goodwill	113,441	144,864	361,939	—	620,244
Other intangibles, net	8,635	29,531	165,350	—	203,516
Other assets	21,287	(5,973)	5,503	1,593	22,410

Total assets	$1,172,042	620,167	1,099,051	(1,176,200)	1,715,060

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$19,616	—	6,465	—	26,081
Accounts payable and accrued liabilities	86,776	73,930	135,382	(8,325)	287,763

Total current liabilities	106,392	73,930	141,847	(8,325)	313,844

Long-term intercompany payable (receivable)	48,596	(195,088)	160,574	(14,082)	—
Long-term debt, less current maturities	428,854	78	113,709	—	542,641
Deferred income taxes	—	4,380	85,311	(3,520)	86,171
Other liabilities	42,443	9,826	46,328	15,518	114,115

Total liabilities	626,285	(106,874)	547,769	(10,409)	1,056,771

Stockholders’ equity:
Common stock	278	—	—	—	278
Capital in excess of par value	472,334	698,185	474,673	(1,172,367)	472,825
Retained earnings	89,449	33,420	78,947	4,565	206,381
Accumulated other comprehensive income (loss)	13,015	(4,564)	(2,338)	2,011	8,124
Treasury stock, at cost	(29,319)	—	—	—	(29,319)

Total stockholders’ equity	545,757	727,041	551,282	(1,165,791)	658,289

Total liabilities and stockholders’ equity	$1,172,042	620,167	1,099,051	(1,176,200)	1,715,060

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$126,096	(45,711)	101,288	(14,481)	167,192

Cash flows from investing activities:
Net cash paid in business combinations	(3,683)	—	(17,437)	—	(21,120)
Capital expenditures	(9,070)	(4,753)	(27,292)	—	(41,115)
Disposals of property, plant and equipment	2,947	975	7,674	—	11,596
Other, net	19	(19)	—	—	—

Net cash used in investing activities	(9,787)	(3,797)	(37,055)	—	(50,639)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	5,711	49,323	(69,515)	14,481	—
Principal payments on short-term borrowings	—	—	(33,266)	—	(33,266)
Proceeds from short-term borrowings	—	—	28,339	—	28,339
Principal payments on long-term debt	(264,087)	—	(67,489)	—	(331,576)
Proceeds from long-term debt	134,500	—	23,697	—	158,197
Proceeds from stock options	5,773	—	—	—	5,773
Excess tax benefits from stock-based compensation	3,492	—	182	—	3,674
Purchase of treasury stock	(1,260)	—	—	—	(1,260)
Debt issuance costs	(570)	—	—	—	(570)
Other	(158)	—	(1)	—	(159)

Net cash (used in) provided by financing activities	(116,599)	49,323	(118,053)	14,481	(170,848)

Effect of exchange rate changes on cash and equivalents	80	(19)	5,659	—	5,720

Decrease in cash and equivalents	(210)	(204)	(48,161)	—	(48,575)
Cash and equivalents, beginning of year	5,557	(369)	105,718	—	110,906

Cash and equivalents, end of period	$5,347	(573)	57,557	—	62,331

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by operating activities	$79,754	(21,069)	56,603	(213)	115,075

Cash flows from investing activities:
Net cash paid in business combinations	(738,890)	222,053	34,920	—	(481,917)
Capital expenditures	(14,885)	(4,825)	(15,808)	—	(35,518)
Disposals of property, plant and equipment	2,102	44	1,603	—	3,749
Other	6	—	(2,231)	—	(2,225)

Net cash (used in) provided by investing activities	(751,667)	217,272	18,484	—	(515,911)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	308,741	(198,883)	(110,071)	213	—
Principal payments on short-term borrowings	—	—	(26,620)	—	(26,620)
Proceeds from short-term borrowings	—	—	18,354	—	18,354
Principal payments on long-term debt	(641,068)	—	(18,567)	—	(659,635)
Proceeds from long-term debt	813,119	—	109,320	—	922,439
Proceeds from issuance of common stock	199,228	—	—	—	199,228
Proceeds from stock options	6,006	—	—	—	6,006
Purchase of treasury stock	(2,872)	—	—	—	(2,872)
Debt issuance costs	(7,885)	(301)	—	—	(8,186)

Net cash provided by (used in) financing activities	675,269	(199,184)	(27,584)	213	448,714

Effect of exchange rate changes on cash and equivalents	(656)	—	(917)	—	(1,573)

Increase (decrease) in cash and equivalents	2,700	(2,981)	46,586	—	46,305
Cash and equivalents, beginning of year	2,857	2,612	59,132	—	64,601

Cash and equivalents, end of year	$5,557	(369)	105,718	—	110,906

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2004

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by operating activities	$31,135	9,123	33,525	1,711	75,494

Cash flows from investing activities:
Net cash paid in business combinations	(219,094)	—	(76,219)	—	(295,313)
Capital expenditures	(10,050)	(1,043)	(8,457)	—	(19,550)
Disposals of property, plant and equipment	(46)	221	382	—	557

Net cash used in investing activities	(229,190)	(822)	(84,294)	—	(314,306)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	20,236	(5,683)	(12,842)	(1,711)	—
Principal payments on short-term borrowings	—	—	(3,648)	—	(3,648)
Proceeds from short-term borrowings	—	—	327	—	327
Principal payments on long-term debt	(258,500)	(6)	(15,964)	—	(274,470)
Proceeds from long-term debt	353,202	—	9,331	—	362,533
Proceeds from issuance of common stock	79,557	—	—	—	79,557
Proceeds from stock options	4,860	—	—	—	4,860
Purchase of treasury stock	(500)	—	—	—	(500)
Debt issuance costs	(1,847)	—	—	—	(1,847)

Net cash provided by (used in) financing activities	197,008	(5,689)	(22,796)	(1,711)	166,812

Effect of exchange rate changes on cash and equivalents	—	—	3,798	—	3,798

Increase (decrease) in cash and equivalents	(1,047)	2,612	(69,767)	—	(68,202)
Cash and equivalents, beginning of year	3,904	—	128,899	—	132,803

Cash and equivalents, end of year	$2,857	2,612	59,132	—	64,601

Note 18:	Quarterly Financial Information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2006	2005	2006	2005	2006	2005	2006	2005

Revenues	$399,294	238,824	416,312	250,346	414,028	356,095	439,542	369,287
Gross margin(1)	NA	NA	NA	NA	NA	NA	NA	NA
Net income(2)	$30,512	10,292	32,984	14,663	32,117	16,661	37,295	25,335
Basic earnings per share(3)	$0.59	0.26	0.63	0.31	0.61	0.32	0.71	0.49
Diluted earnings per share(3)	$0.57	0.25	0.62	0.30	0.60	0.32	0.70	0.48
Common stock prices(3):
High	$32.73	21.57	40.73	20.98	38.76	22.51	39.60	26.08
Low	$24.28	16.99	31.04	17.41	30.44	16.41	29.77	21.27

(1)	The Company reports cost of sales excluding depreciation and amortization expense in its consolidated statements of operations and, accordingly, does not report gross margin net of these expenses.

(2)	The quarter ended June 30, 2006 reflects a $2.3 million ($1.5 million after income taxes) net charge to depreciation and amortization expense as a result of the finalization of the fair value of the Thomas tangible and amortizable intangible assets, of which $1.0 million ($0.7 million after income taxes) was associated with the six-month period ended December 31, 2005.

(3)	All share amounts reflect the effect of a two-for-one stock split (in the form of a 100% stock dividend) that was completed on June 1, 2006.

Gardner Denver, Inc. common stock trades on the New York Stock Exchange under the ticker symbol GDI.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, as required by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of the Chairman, President and Chief Executive Officer and the Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of December 31, 2006. Based upon this evaluation, the Chairman, President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm contained in Item 8 “Financial Statements and Supplementary Data,” is hereby incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to the definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act. In particular, the information concerning the Company’s directors is contained under “Proposal I - Election of Directors,” “Nominees for Election,” and “Directors Whose Terms of Office Will Continue After the Meeting;” the information concerning compliance with Section 16(a) is contained under “Section 16(a) Beneficial Ownership Reporting Compliance;” the information concerning the Company’s Code of Ethics and Business Conduct (the “Code”) is contained under the fourth paragraph of “Corporate Governance;” and the information concerning the Company’s Audit Committee and the Company’s Audit Committee financial experts are contained under “Board of Directors Committees” of the Gardner Denver Proxy Statement for our 2007 Annual Meeting of Stockholders.

The Company’s policy regarding Corporate Governance and the Code promote the highest ethical standards in all of the Company’s business dealings. The Code satisfies the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and also the Company’s Directors. The Code is available on the Company’s Internet website at www.gardnerdenver.com and is available in print to any stockholder who requests a copy. Any amendment to the Code will promptly be posted on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, the information related to executive compensation contained under “Compensation of Directors,” “Compensation Discussion & Analysis” and “Executive Management Compensation” of the Gardner Denver Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, the information contained under “Security Ownership of Management and Certain Beneficial Owners” of the Gardner Denver Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, information contained under “Director Independence” and “Certain Relationships and Related Transactions” of the Gardner Denver Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under “Accounting Fees” of the Gardner Denver Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders is hereby incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)	Documents filed as a part of this report:

The following information is filed as part of this Form 10-K:

b)	Schedules

Schedules listed in Reg. 210.5-04 are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

c) Exhibits

2.1	Agreement and Plan of Merger dated March 8, 2005 among Gardner Denver, Inc., PT Acquisition Corporation and Thomas Industries Inc., filed as Exhibit 2.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated March 9, 2005, and incorporated herein by reference.
3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 3, 2006 (SEC File No. 001-13215), and incorporated herein by reference.
3.2	Bylaws of Gardner Denver, Inc., as amended on July 31, 2001, filed as Exhibit 3.2 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, dated August 13, 2001 (SEC File No. 001-13215), and incorporated herein by reference.
4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated January 21, 2005, and incorporated herein by reference.
4.2	Form of Indenture by and among Gardner Denver, Inc., the Guarantors and The Bank of New York Trust Company, N.A., as trustee, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.
10.0+	Third Amended and Restated Credit Agreement dated as of May 13, 2005 among Gardner Denver, Inc. (the “Borrower”), the financial institutions from time to time party thereto (the “Lenders”), JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA, as a Lender, an LC Issuer, the Swing Line Lender and as agent for itself and the other Lenders, Wachovia Bank, National Association, as a Lender and as Syndication Agent for the Revolving Loan Facility, Harris Trust and Savings Bank, National City Bank of the Midwest and KeyBank National Association, as Lenders and as Co-Documentation Agents for the Revolving Credit Facility, and Bear Stearns Corporate Lending Inc., as a Lender and as Syndication Agent for the Term Loan Facility, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 16, 2005, and incorporated herein by reference.
10.1	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of June 28, 2006, by and among the Borrowers, Lenders and Agent. **

10.2	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of August 16, 2006, by and among the Borrowers, Lenders and Agent. **
10.3	Form of Escrow and Security Agreement by and between Gardner Denver, Inc. and The Bank of New York Trust Company, N.A., as trustee and escrow agent, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.
10.4	Form of Registration Rights Agreement by and among Gardner Denver, Inc., the guarantors and the initial purchasers named therein, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.
10.5*	Gardner Denver, Inc. Long-Term Incentive Plan, as amended May 4, 2004 filed as Exhibit 10.1 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated May 10, 2004 and incorporated herein by reference.
10.6*	Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, September 1, 1998 Restatement, as amended on various dates. **
10.7*	Amended and Restated Form of Indemnification Agreements between Gardner Denver, Inc. and its directors, officers or representatives, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Form 10-K, dated March 28, 2002, and incorporated herein by reference.
10.8*	Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, as amended May 4, 1998, March 7, 2000 and November 8, 2005, with an effective date of January 1, 2006, filed as Exhibit 10.7 to Gardner Denver, Inc.’s Form 10-K, dated March 15, 2006.
10.9*	Gardner Denver, Inc. Executive Stock Repurchase Program, as amended May 6, 2003 filed as Exhibit 10.7 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated May 8, 2003 and incorporated herein by reference.
10.10*	Gardner Denver, Inc. Incentive Stock Option Agreement, filed as Exhibit 10.8 to Gardner Denver, Inc.’s Form 10-K dated March 22, 2001, and incorporated herein by reference.
10.11*	Gardner Denver, Inc. Nonstatutory Stock Option Agreement, filed as Exhibit 10.9 to Gardner Denver, Inc.’s Form 10-K dated March 22, 2001, and incorporated herein by reference.
10.12*	Form of Gardner Denver, Inc. Nonemployee Director Stock Option Agreement, as amended July 29, 2003 filed as Exhibit 10.10 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated November 12, 2003 and incorporated herein by reference.
10.13*	Gardner Denver, Inc. Executive Annual Bonus Plan, as amended May 3, 2005 and effective January 1, 2006, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, dated August 9, 2005, and incorporated herein by reference.
10.14*	Form of Gardner Denver, Inc. Long-Term Cash Bonus Agreement between Gardner Denver, Inc. and executive bonus award participants, filed as Exhibit 10.12 to Gardner Denver, Inc.’s Form 10-K, dated March 28, 2002, and incorporated herein by reference.
10.15*	Form of Change in Control Agreement dated May 2, 2005, entered into between Gardner Denver, Inc. and its Chief Executive Officer, filed as Exhibit 10.14 to Gardner Denver, Inc.’s Form 10-K, dated March 15, 2006.
10.16*	Form of Change in Control Agreement dated May 2, 2005, entered into between Gardner Denver, Inc. and its executive officers, filed as Exhibit 10.15 to Gardner Denver, Inc.’s Form 10-K, dated March 15, 2006.
10.17*	Gardner Denver, Inc. Executive Retirement Planning Program Services, dated May 5, 2003, filed as Exhibit 10.15 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated August 8, 2003 and incorporated herein by reference.
10.18*	Summary of Compensation Payable to Nonemployee Directors. **
12	Ratio of Earnings to Fixed Charges. **
21	Subsidiaries of Gardner Denver, Inc. **
23	Consent of Independent Registered Public Accounting Firm. **
24	Power of Attorney. **
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

+	The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon request.

*	Management contract or compensatory plan.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 28, 2007.

GARDNER DENVER, INC.

By	/s/ Ross J. Centanni
Ross J. Centanni
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 28, 2007.

Signature	Title

/s/ Ross J. Centanni Ross J. Centanni	Chairman, President and CEO (Principal Executive Officer) and Director

/s/ Helen W. Cornell Helen W. Cornell	Vice President, Finance and CFO (Principal FinancialOfficer)

/s/ David J. Antoniuk David J. Antoniuk	Vice President and Corporate Controller (Principal Accounting Officer)

* Donald G. Barger, Jr.	Director

* Frank J. Hansen	Director

* Raymond R. Hipp	Director

* Thomas M. McKenna	Director

* David D. Petratis	Director

* Diane K. Schumacher	Director

* Charles L. Szews	Director

* Richard L. Thompson	Director

*By /s/  Tracy D. Pagliara

Tracy D. Pagliara
Attorney-in-fact

GARDNER DENVER, INC.
INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated March 8, 2005 among Gardner Denver, Inc., PT Acquisition Corporation and Thomas Industries Inc., filed as Exhibit 2.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated March 9, 2005, and incorporated herein by reference.
3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 3, 2006 (SEC File No. 001-13215), and incorporated herein by reference.
3.2	Bylaws of Gardner Denver, Inc., as amended on July 31, 2001, filed as Exhibit 3.2 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, dated August 13, 2001 (SEC File No. 001-13215), and incorporated herein by reference.
4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated January 21, 2005, and incorporated herein by reference.
4.2	Form of Indenture by and among Gardner Denver, Inc., the Guarantors and The Bank of New York Trust Company, N.A., as trustee, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.
10.0+	Third Amended and Restated Credit Agreement dated as of May 13, 2005 among Gardner Denver, Inc. (the “Borrower”), the financial institutions from time to time party thereto (the “Lenders”), JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA, as a Lender, an LC Issuer, the Swing Line Lender and as agent for itself and the other Lenders, Wachovia Bank, National Association, as a Lender and as Syndication Agent for the Revolving Loan Facility, Harris Trust and Savings Bank, National City Bank of the Midwest and KeyBank National Association, as Lenders and as Co-Documentation Agents for the Revolving Credit Facility, and Bear Stearns Corporate Lending Inc., as a Lender and as Syndication Agent for the Term Loan Facility, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 16, 2005, and incorporated herein by reference.
10.1	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of June 28, 2006, by and among the Borrowers, Lenders and agent. **
10.2	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of August 16, 2006, by and among the Borrowers, Lenders and agent. **
10.3	Form of Escrow and Security Agreement by and between Gardner Denver, Inc. and The Bank of New York Trust Company, N.A., as trustee and escrow agent, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.
10.4	Form of Registration Rights Agreement by and among Gardner Denver, Inc., the guarantors and the initial purchasers named therein, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.
10.5*	Gardner Denver, Inc. Long-Term Incentive Plan, as amended May 4, 2004 filed as Exhibit 10.1 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated May 10, 2004 and incorporated herein by reference.
10.6*	Gardner Denver Inc. Supplemental Excess Defined Contribution Plan, September 1, 1998 Restatement, as amended on various dates. **
10.7*	Amended and Restated Form of Indemnification Agreements between Gardner Denver, Inc. and its directors, officers or representatives, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Form 10-K, dated March 28, 2002, and incorporated herein by reference.
10.8*	Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, as amended May 4, 1998, March 7, 2000 and November 8, 2005, with an effective date of January 1, 2006, filed as Exhibit 10.7 to Gardner Denver, Inc.’s Form 10-K, dated March 15, 2006.

Exhibit No.	Description

10.9*	Gardner Denver, Inc. Executive Stock Repurchase Program, as amended May 6, 2003 filed as Exhibit 10.7 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated May 8, 2003 and incorporated herein by reference.
10.10*	Gardner Denver, Inc. Incentive Stock Option Agreement, filed as Exhibit 10.8 to Gardner Denver, Inc.’s Form 10-K dated March 22, 2001, and incorporated herein by reference.
10.11*	Gardner Denver, Inc. Nonstatutory Stock Option Agreement, filed as Exhibit 10.9 to Gardner Denver, Inc.’s Form 10-K dated March 22, 2001, and incorporated herein by reference.
10.12*	Form of Gardner Denver, Inc. Nonemployee Director Stock Option Agreement, as amended July 29, 2003 filed as Exhibit 10.10 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated November 12, 2003 and incorporated herein by reference.
10.13*	Gardner Denver, Inc. Executive Annual Bonus Plan, as amended May 3, 2005 and effective January 1, 2006, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, dated August 9, 2005, and incorporated herein by reference.
10.14*	Form of Gardner Denver, Inc. Long-Term Cash Bonus Agreement between Gardner Denver, Inc. and executive bonus award participants, filed as Exhibit 10.12 to Gardner Denver, Inc.’s Form 10-K, dated March 28, 2002, and incorporated herein by reference.
10.15*	Form of Change in Control Agreement dated May 2, 2005, entered into between Gardner Denver, Inc. and its Chief Executive Officer, filed as Exhibit 10.14 to Gardner Denver, Inc.’s Form 10-K, dated March 28, 2006.
10.16*	Form of Change in Control Agreement dated May 2, 2005, entered into between Gardner Denver, Inc. and its executive officers, filed as Exhibit 10.15 to Gardner Denver, Inc.’s Form 10-K, dated March 15, 2006.
10.17*	Gardner Denver, Inc. Executive Retirement Planning Program Services, dated May 5, 2003, filed as Exhibit 10.15 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated August 8, 2003 and incorporated herein by reference.
10.18*	Summary of Compensation Payable to Nonemployee Directors. **
12	Ratio of Earnings to Fixed Charges. **
21	Subsidiaries of Gardner Denver, Inc. **
23	Consent of Independent Registered Public Accounting Firm. **
24	Power of Attorney. **
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

+	The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon request.

*	Management contract or compensatory plan.

**	Filed herewith.