Form 10-Q
period 2007-03-31
GARDNER DENVER INC
filed 2007-05-09
CIK 916459

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,877,403 shares of Common Stock, par value $0.01 per share, as of April 29, 2007.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$441,418	$399,294

Costs and expenses:
Cost of sales	292,491	266,610
Selling and administrative expenses	80,829	78,268
Interest expense	6,737	10,232
Other income, net	(553)	(687)

Total costs and expenses	379,504	354,423

Income before income taxes	61,914	44,871
Provision for income taxes	19,098	14,359

Net income	$42,816	$30,512

Basic earnings per share	$0.81	$0.59

Diluted earnings per share	$0.80	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and equivalents	$75,916	$62,331
Accounts receivable (net of allowances of $9,288 at March 31, 2007 and $10,314 at December 31, 2006)	281,862	261,115
Inventories, net	245,176	225,067
Deferred income taxes	17,499	14,362
Other current assets	16,211	16,843

Total current assets	636,664	579,718

Property, plant and equipment, net	275,184	276,493
Goodwill	674,218	676,780
Other intangibles, net	194,500	196,466
Other assets	21,258	20,774

Total assets	$1,801,824	$1,750,231

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$27,595	$23,789
Accounts payable	99,598	90,703
Accrued liabilities	211,275	202,475

Total current liabilities	338,468	316,967

Long-term debt, less current maturities	363,006	383,459
Postretirement benefits other than pensions	22,464	22,598
Deferred income taxes	64,783	66,460
Other liabilities	107,837	108,217

Total liabilities	896,558	897,701

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,871,015 and 52,625,999 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	566	564
Capital in excess of par value	498,485	490,856
Retained earnings	382,796	339,289
Accumulated other comprehensive income	52,585	50,731
Treasury stock at cost, 3,741,422 and 3,734,507 shares at March 31, 2007 and December 31, 2006, respectively	(29,166)	(28,910)

Total stockholders’ equity	905,266	852,530

Total liabilities and stockholders’ equity	$1,801,824	$1,750,231

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows From Operating Activities
Net income	$42,816	$30,512
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,171	11,998
Unrealized foreign currency transaction loss, net	170	159
Net gain on asset dispositions	(63)	(85)
Stock issued for employee benefit plans	1,376	1,055
Stock-based compensation expense	2,910	2,830
Excess tax benefits from stock-based compensation	(1,159)	(1,013)
Deferred income taxes	(1,711)	(1,084)
Changes in assets and liabilities:
Receivables	(19,263)	(28,930)
Inventories	(18,459)	(14,869)
Accounts payable and accrued liabilities	20,665	(10,158)
Other assets and liabilities, net	(4,733)	821

Net cash provided by (used in) operating activities	36,720	(8,764)

Cash Flows From Investing Activities
Net cash paid in business combinations	(114)	(16,947)
Capital expenditures	(8,349)	(6,475)
Disposals of property, plant and equipment	145	6,698

Net cash used in investing activities	(8,318)	(16,724)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(8,504)	(652)
Proceeds from short-term borrowings	10,282	1,328
Principal payments on long-term debt	(43,052)	(24,560)
Proceeds from long-term debt	23,505	33,641
Proceeds from stock options	2,179	2,173
Excess tax benefits from stock-based compensation	1,159	1,013
Purchase of treasury stock	(248)	(404)
Debt issuance costs	—	(63)
Other	(959)	(11)

Net cash (used in) provided by financing activities	(15,638)	12,465

Effect of exchange rate changes on cash and equivalents	821	3,031

Increase (decrease) in cash and equivalents	13,585	(9,992)
Cash and equivalents, beginning of year	62,331	110,906

Cash and equivalents, end of period	$75,916	$100,914

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts or amounts described in millions)
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Gardner Denver, Inc. and its majority-owned subsidiaries (referred to herein as “Gardner Denver” or the “Company”). In consolidation, all significant intercompany transactions and accounts have been eliminated. As discussed below, certain prior year amounts have been reclassified to conform to the current year presentation. Prior year per share amounts in this report on Form 10-Q have been adjusted to reflect the two-for-one stock split (in the form of a 100% stock dividend) that occurred on June 1, 2006.
     The financial information presented as of any date other than December 31, 2006 has been prepared from the books and records of the Company without audit. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such financial statements, have been included.
     The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Gardner Denver’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
     Other than as specifically indicated in the “Notes to Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2006.
     In connection with the Company’s adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007 (see Note 3, “Income Taxes”), the liability established for unrecognized income tax benefits relative to matters not expected to be resolved within twelve months at March 31, 2007 has been classified as a non-current liability. The balance sheet at December 31, 2006 was reclassified to conform to the current presentation and, accordingly, approximately $9.4 million of the liability for unrecognized tax benefits at December 31, 2006 was reclassified from current liabilities to non-current liabilities.

     Effective January 1, 2007, the Company’s presentation of certain expenses within its consolidated statements of operations has been changed. Depreciation expense recorded in connection with the manufacture of the Company’s products sold during each reporting period is included in the caption “Cost of sales.” Depreciation expense not associated with the manufacture of the Company’s products and amortization expense are included in the caption “Selling and administrative expenses.” Depreciation and amortization expense were previously combined and reported in the caption “Depreciation and amortization.” The Company believes that this change in classification provides a more meaningful measure of its respective cost of sales and selling and administrative expenses. These reclassifications had no effect on reported consolidated income before income taxes, net income, per share amounts or reportable segment operating earnings. Amounts presented for the three-month period ended March 31, 2006 have been reclassified to conform to the current classification. The following table provides the reclassified statements of operations and amounts reclassified for the periods indicated.
GARDNER DENVER, INC.
RECLASSIFIED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Year Ended December 31, 2006
	First	Second	Third	Fourth	Total	Years Ended December 31,
	Quarter	Quarter	Quarter	Quarter	Year	2005	2004

Revenues	$399,294	$416,312	$414,028	$439,542	$1,669,176	$1,214,552	$739,539

Costs and expenses:
Cost of sales	266,610	281,989	280,429	290,832	1,119,860	836,237	513,927
Selling and administrative expenses	78,268	75,297	77,903	82,775	314,243	257,680	163,862
Interest expense	10,232	9,580	8,762	8,805	37,379	30,433	10,102
Other income, net	(687)	(453)	(1,015)	(766)	(2,921)	(5,442)	(638)

Total costs and expenses	354,423	366,413	366,079	381,646	1,468,561	1,118,908	687,253

Income before income taxes	44,871	49,899	47,949	57,896	200,615	95,644	52,286
Provision for income taxes	14,359	16,915	15,832	20,601	67,707	28,693	15,163

Net income	$30,512	$32,984	$32,117	$37,295	$132,908	$66,951	$37,123

Basic earnings per share	$0.59	$0.63	$0.61	$0.71	$2.54	$1.40	$0.98

Diluted earnings per share	$0.57	$0.62	$0.60	$0.70	$2.49	$1.37	$0.96

Amounts Reclassified
Cost of sales	$7,435	$12,275	$8,880	$7,213	$35,803	$23,010	$15,492
Selling and administrative expenses	4,563	2,254	4,120	5,469	16,406	15,312	6,409
Depreciation and amortization	(11,998)	(14,529)	(13,000)	(12,682)	(52,209)	(38,322)	(21,901)

Total costs and expenses	$—	$—	$—	$—	$—	$—	$—

Changes in Accounting Principles and Effects of New Accounting Pronouncements
     In June 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company in the first quarter of 2007. See Note 3, “Income Taxes,” for a discussion of the effect of adoption of FIN 48 on the Company’s financial statements.
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on the income statement presentation of various types of taxes. The new guidance, Emerging Issues Task Force Issue 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”) applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” The EITF’s decision on gross versus net presentation requires that any such taxes reported on a gross basis be disclosed on an aggregate basis in interim and annual financial statements, for each period for which an income statement is presented, if those amounts are significant. The Company adopted EITF 06-3 effective January 1, 2007. The Company reports revenues net of taxes within the scope of EITF 06-3 and, accordingly, adoption of this issue had no effect on its consolidated financial statements and related disclosures.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements and related disclosure requirements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income, net of tax, to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, this statement requires companies to measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. The Company was in compliance with this requirement at December 31, 2006. The Company adopted the recognition provisions of SFAS No. 158 effective December 31, 2006.
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

Note 2. Business Combinations
     All acquisitions have been accounted for by the purchase method and, accordingly, their results are included in the Company’s consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date.
     In connection with the acquisition of Thomas Industries Inc. (“Thomas”) in 2005, the Company initiated plans to close and consolidate certain former Thomas facilities, primarily in the U.S. and Europe. These plans include various voluntary and involuntary employee termination and relocation programs affecting both salaried and hourly employees and exit costs associated with the sale, lease termination or sublease of certain manufacturing and administrative facilities. The terminations, relocations and facility exits are expected to be substantively completed during the first half of 2007. A liability of $17,500 was included in the allocation of the Thomas purchase price for the estimated cost of these actions at July 1, 2005 in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Based on finalization of these plans, an estimated total cost of $16,487 was included in the allocation of the Thomas purchase price. The cost of these plans is comprised of the following:

Voluntary and involuntary employee termination and relocation	$14,454
Lease termination and related costs	1,007
Other	1,026

Total	$16,487

     The following table summarizes the activity in the associated accrual account. Additional amounts accrued (reversed), net, in 2006 were recorded as adjustments to the cost of acquiring Thomas. Amounts reversed in the three-month period ended March 31, 2007 were credited to income.

	Termination
	Benefits	Other	Total
Established at July 1, 2005	$16,814	$686	$17,500
Amounts paid	(8,157)	—	(8,157)

Balance at December 31, 2005	8,657	686	9,343
Additional amounts accrued (reversed), net	(2,360)	1,347	(1,013)
Amounts paid	(3,449)	(719)	(4,168)
Other	301	263	564

Balance at December 31, 2006	3,149	1,577	4,726
Amounts reversed	—	(229)	(229)
Amounts paid	(305)	(958)	(1,263)
Other	49	26	75

Balance at March 31, 2007	$2,893	$416	$3,309

Note 3. Income Taxes
     The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $1.3 million in the liability for unrecognized tax benefits, which was accounted for as a $0.7 million increase to retained earnings at January 1, 2007, and a $0.6 million decrease to goodwill at January 1, 2007. As of the date of adoption and after the impact of recognizing the decrease in the liability noted above, the Company’s unrecognized tax benefits totaled $14.0 million. During the first quarter of 2007, the Company resolved certain tax issues that further reduced the liability to $11.3 million. Included in the unrecognized tax benefits at March 31, 2007 are $1.8 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized. The balance of the unrecognized tax benefits, $9.5 million, would be recognized as an adjustment to goodwill.
     The Company expects the following significant change to its unrecognized tax benefits within the next twelve months. A German subsidiary concluded a tax audit during the first quarter of 2007 and agreed to a settlement of approximately $1.7 million. Payment of this tax liability is expected to be made during the second quarter of 2007.
     The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize it as part of the provision for income taxes. The Company’s income tax liabilities at March 31, 2007 include approximately $2.2 million of accrued interest, of which approximately $0.9 million relates to goodwill, and no penalties.
     The Company’s U.S. federal income tax returns for the tax years 2003 and beyond remain subject to examination by the U.S. Internal Revenue Service (“IRS”). The IRS in October 2006 announced an exam of an acquired subsidiary, Thomas, for the year 2004. As of the date of this report, the exam has not commenced. The statute of limitations for the U.S. state tax returns are open beginning with the 2003 tax year except for two states for which the statute has been extended beginning with the 2001 tax year. The statute of limitations for each 2003 tax return will expire during 2007.
     The Company is subject to tax in approximately 30 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2001 being the oldest tax year still open, except as noted below. The Company’s significant operations outside the U.S. are located in the U.K. and Germany. In the U.K., one inquiry of a tax return for a tax year prior to 2005 remains open. The Company expects to resolve the inquiry without a material change. In Germany, generally, the tax years 2003 and beyond remain subject to examination with the statute of limitations for the 2003 tax year expiring during 2008. In addition to the German tax audit noted above, an acquired subsidiary group is under audit for the tax years 2000 through 2002. The findings to date are not material. In addition, audits are being conducted in various states and countries for years ranging from 2001 through 2005. To date, no material adjustments have been proposed as a result of these audits.

Note 4. Inventories
     Inventories as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,	December 31,
	2007	2006
Raw materials, including parts and subassemblies	$137,507	$125,278
Work-in-process	46,456	38,052
Finished goods	73,901	72,228

	257,864	235,558
Excess of FIFO costs over LIFO costs	(12,688)	(10,491)

Inventories, net	$245,176	$225,067

Note 5. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill attributable to each business segment for the three-month period ended March 31, 2007, and the year ended December 31, 2006, are presented in the table below. The adjustments to goodwill reflect reallocations of purchase price, primarily related to income tax matters, subsequent to the dates of acquisition for acquisitions completed in prior fiscal years.

	Compressor &
	Vacuum	Fluid Transfer
	Products	Products	Total
Balance as of December 31, 2005	$583,441	$36,803	$620,244
Acquisitions	—	13,641	13,641
Adjustments to goodwill	(6,181)	12,365	6,184
Foreign currency translation	33,430	3,281	36,711

Balance as of December 31, 2006	610,690	66,090	676,780
Adjustments to goodwill	(4,565)	110	(4,455)
Foreign currency translation	1,950	(57)	1,893

Balance as of March 31, 2007	$608,075	$66,143	$674,218

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	March 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists and relationships	$63,330	$(10,838)	$63,300	$(9,723)
Acquired technology	40,462	(21,517)	40,246	(19,378)
Other	10,520	(4,798)	10,595	(5,336)
Unamortized intangible assets:
Trademarks	117,341	—	116,762	—

Total other intangible assets	$231,653	$(37,153)	$230,903	$(34,437)

     Amortization of intangible assets for each of the three-month periods ended March 31, 2007 and 2006 was $3.3 million. Amortization of intangible assets is anticipated to be approximately $12.0 million annually in 2007 through 2011, based upon exchange rates in effect at March 31, 2007.
Note 6. Accrued Product Warranty
     A reconciliation of the changes in the accrued product warranty liability for the three-month periods ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31,
	2007	2006
Balance at beginning of period	$15,298	$15,254
Product warranty accruals	3,560	3,817
Settlements	(3,155)	(3,251)
Other (primarily acquisitions and foreign currency translation)	79	174

Balance at end of period	$15,782	$15,994

Note 7. Pension and Other Postretirement Benefits
     The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$—	$898	$1,319	$1,342	$4	$33
Interest cost	1,137	1,001	2,662	2,120	353	390
Expected return on plan assets	(1,175)	(1,077)	(2,791)	(2,367)	—	—
Recognition of:
Unrecognized prior-service cost	4	(21)	—	—	(111)	(27)
Unrecognized net actuarial loss (gain)	1	126	98	122	(207)	(56)

Net periodic benefit (income) cost	$(33)	$927	$1,288	$1,217	$39	$340

     During 2006, the Company implemented certain revisions to the domestic Gardner Denver Inc. Pension Plan (the “Pension Plan”). Future service credits under the Pension Plan ceased effective October 31, 2006. In connection with the revisions to the Pension Plan, future credits that had previously been made to employee accounts in the Pension Plan, are made to employee accounts in the U.S. defined contribution plan.
Note 8. Debt
     The Company’s debt is summarized as follows:

	March 31,	December 31,
	2007	2006
Short-term debt	$3,531	$1,740

Long-term debt:
Credit Line, due 2010 (1)	$95,457	$109,968
Term Loan, due 2010 (2)	140,972	145,000
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages (3)	9,752	9,635
Variable Rate Industrial Revenue Bonds, due 2018 (4)	8,000	8,000
Capitalized leases and other long-term debt	7,889	7,905

Total long-term debt, including current maturities	387,070	405,508
Current maturities of long-term-debt	24,064	22,049

Total long-term debt, less current maturities	$363,006	$383,459

(1)	The loans under this facility may be denominated in U.S. dollars or several foreign currencies. At March 31, 2007, the outstanding balance consisted of U.S. dollar borrowings of $9,000, Euro borrowings of €50,000 and British pound borrowings of £10,000. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency. The weighted-average interest rates were 6.0%, 4.5% and 6.1% as of March 31, 2007 for the U.S. dollar, Euro and British pound loans, respectively. The interest rates averaged 6.0%, 4.4% and 6.1% during the first three months of 2007 for the U.S. dollar, Euro and British pound loans, respectively.

(2)	The interest rate varies with prime and/or LIBOR. At March 31, 2007, this rate was 6.1% and averaged 6.2% during the first three months of 2007.

(3)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €7,302 at March 31, 2007. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

(4)	The interest rate varies with market rates for tax-exempt industrial revenue bonds. At March 31, 2007, this rate was 3.7% and averaged 3.6% during the first three months of 2007. These industrial revenue bonds are secured by an $8,100 standby letter of credit.
Note 9. Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based Payment,” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company recognizes compensation expense for stock options and restricted stock awards over the requisite service period for vesting of the award or to an employee’s eligible retirement date, if earlier. The following table shows total stock-based compensation expense included in the consolidated statements of operations and the consolidated statements of cash flows for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Selling and administrative expenses	$2,910	$2,830

Total stock-based compensation expense included in operating expenses	$2,910	$2,830

Income before income taxes	(2,910)	(2,830)
Provision for income taxes	502	861

Net income	$(2,408)	$(1,969)

Basic and diluted earnings per share	$(0.04)	$(0.04)

Net cash provided by (used in) operating activities	$(1,159)	$(1,013)
Net cash (used in) provided by financing activities	$1,159	$1,013

Plan Descriptions
     Under the Company’s Amended and Restated Long-Term Incentive Plan (the “Incentive Plan”), designated employees and non-employee directors are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock awards or performance shares, as determined by the Management Development and Compensation Committee of the Board of Directors. Under the Incentive Plan, the grant price of an option is determined by the Management Development and Compensation Committee, but must not be less than the market close price of the Company’s common stock on the date of grant. The grant price for options granted prior to May 1, 2007 could not be less than the average of the high and low price of the Company’s common stock on the date of grant. The Incentive Plan provides that the term of any option granted may not exceed ten years. There are no vesting provisions tied to performance conditions for any of the outstanding options and restricted stock awards. Vesting for all outstanding options or restricted stock awards is based solely on continued service as an employee or director of the Company and generally vest upon retirement, death or cessation of service due to disability, if earlier.
     Under the terms of existing awards, employee options become vested and exercisable ratably on each of the first three anniversaries of the date of grant. The options granted to employees in 2007 and 2006 expire seven years after the date of grant. The options granted to non-employee directors become exercisable on the first anniversary of the date of grant and expire five years after the date of grant.
Stock Option Awards
     A summary of stock option activity as of March 31, 2007, and changes during the three months then ended is presented in the following table (underlying shares in thousands):

		Outstanding		Weighted-
		Weighted-	Aggregate	Average
		Average Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Outstanding at December 31, 2006	2,422	$15.78
Granted	223	$35.70
Exercised	(179)	$12.18
Forfeited or canceled	(15)	$22.30

Outstanding at March 31, 2007	2,451	$17.82	$42,160	4.2 years

Exercisable at March 31, 2007	1,809	$13.42	$38,766	3.6 years
     The weighted-average estimated grant-date fair value of employee stock options granted during the first quarter of 2007 was $12.24. The total pre-tax intrinsic value of stock options exercised during the first quarters of 2007 and 2006, was $4.2 million and $5.4 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $3.1 million as of March 31, 2007, and will be recognized as expense over a weighted-average period of 1.5 years.

Restricted Stock Awards
     A summary of the status of the Company’s restricted stock activity as of March 31, 2007 and changes during the three month period then ended is presented in the following table (underlying shares in thousands):

		Weighted-
	Shares	Average Price
Nonvested at December 31, 2006	45	$30.58
Granted	34	$35.70
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2007	79	$32.73

     The restricted stock awards granted during the first three months of 2007 cliff vest three years after the date of grant. The restricted stock award grants were valued at the average of the high and low price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted stock awards, net of estimated forfeitures, was $0.5 million as of March 31, 2007, which will be recognized as expense over a weighted-average period of 2.3 years.
Valuation Assumptions and Expense under SFAS No. 123(R)
     The fair value of each stock option grant under the Company’s Long-Term Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions for the periods indicated are noted in the table below.

	Three Months Ended
	March 31,
	2007	2006
Assumptions:
Risk-free interest rate	4.7%	4.6%
Dividend yield	—	—
Volatility factor	29	27
Expected life (in years)	5.0	4.9
Note 10. Earnings Per Share
     The following table details the calculation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 (shares in thousands):

	Three Months
	Ended
	March 31,
	2007	2006
Basic Earnings Per Share:
Net income	$42,816	$30,512

Shares:
Weighted average number of common shares outstanding	52,754	52,109

Basic earnings per common share	$0.81	$0.59

Diluted Earnings Per Share:
Net income	$42,816	$30,512

Shares:
Weighted average number of common shares outstanding	52,754	52,109
Assuming conversion of dilutive stock options issued and outstanding	1,001	1,146

Weighted average number of common shares outstanding, as adjusted	53,755	53,255

Diluted earnings per common share	$0.80	$0.57

     For the three months ended March 31, 2007 and 2006, respectively, antidilutive options to purchase 254 and 132 weighted-average shares of common stock were outstanding. Antidilutive options outstanding were not included in the computation of diluted earnings per share.
Note 11. Accumulated Other Comprehensive Income
     The Company’s other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations (including the foreign currency hedge of the Company’s net investments in foreign operations), unrecognized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes, and changes in the funded status of the Company’s pension and postretirement benefit plans or minimum pension liability.
     The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Foreign	Unrealized			Accumulated
	Currency	Gains (Losses)	Minimum	Pension and	Other
	Translation	on Cash Flow	Pension	Postretirement	Comprehensive
	Adjustment (1)	Hedges	Liability	Benefit Plans	Income
Balance at December 31, 2005	$15,865	$1,887	$(9,628)		$8,124
Before tax income	7,467	1,558	—		9,025
Income tax effect	—	(592)	—		(592)

Other comprehensive income	7,467	966	—		8,433

Balance at March 31, 2006	$23,332	$2,853	$(9,628)		$16,557

Balance at December 31, 2006	$64,109	$1,557		$(14,935)	$50,731
Before tax income (loss)	2,233	(410)		(215)	1,608
Income tax effect	—	156		90	246

Other comprehensive income (loss)	2,233	(254)		(125)	1,854

Balance at March 31, 2007	$66,342	$1,303		$(15,060)	$52,585

(1)	Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.
     The Company’s total comprehensive income for the three-month periods ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
	2007	2006
Net income	$42,816	$30,512
Other comprehensive income	1,854	8,433

Comprehensive income	$44,670	$38,945

Note 12. Supplemental Cash Flow Information
     In the three-month periods ended March 31, 2007 and 2006, the Company paid $12.2 million and $19.2 million, respectively, to various taxing authorities for income taxes. Interest paid for the same three-month periods of 2007 and 2006, was $4.0 million and $7.4 million, respectively.
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
     The Company is also addressing three on-site cleanups for which it is the primary responsible party. Two of these cleanup sites are in the operation and maintenance stage and the third is in the implementation stage. The Company is also participating in a voluntary clean-up program with other PRPs on a fourth site which is in the assessment stage. Based on currently available information, the Company does not anticipate that any of these sites will result in material additional costs beyond those already accrued on its balance sheet.
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
     The following table provides financial information by business segment for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Compressor and Vacuum Products
Revenues	$338,857	$318,433
Operating earnings	38,962	35,808
Operating earnings as a percentage of revenues	11.5%	11.2%

Fluid Transfer Products
Revenues	$102,561	$80,861
Operating earnings	29,136	18,608
Operating earnings as a percentage of revenues	28.4%	23.0%

Reconciliation of Segment Results to Consolidated Results
Total segment operating earnings	$68,098	$54,416
Interest expense	6,737	10,232
Other income, net	(553)	(687)

Consolidated income before income taxes	$61,914	$44,871

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

     The consolidating statement of operations for the three months ended March 31, 2006 has been reclassified to reflect the inclusion of depreciation and amortization expense in cost of sales and selling and administrative expenses (see Note 1, “Summary of Significant Accounting Policies”).
Consolidating Statement of Operations
Three Months Ended March 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$112,349	$118,643	$272,775	$(62,349)	$441,418
Costs and expenses:
Cost of sales	72,884	82,625	197,996	(61,014)	292,491
Selling and administrative expenses	20,900	14,055	45,874	—	80,829
Interest expense	6,946	(2,406)	2,197	—	6,737
Other (income) expense, net	(478)	(1,519)	1,443	1	(553)

Total costs and expenses	100,252	92,755	247,510	(61,013)	379,504

Income before income taxes	12,097	25,888	25,265	(1,336)	61,914
Provision for income taxes	4,792	13,320	986	—	19,098

Net income	$7,305	$12,568	$24,279	$(1,336)	$42,816

Consolidating Statement of Operations
Three Months Ended March 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$109,145	$106,255	$224,296	$(40,402)	$399,294
Costs and expenses:
Cost of sales	74,846	75,201	155,913	(39,350)	266,610
Selling and administrative expenses	21,709	14,226	42,333	—	78,268
Interest expense	9,767	(2,240)	2,705	—	10,232
Other (income) expense, net	(656)	(1,062)	1,031	—	(687)

Total costs and expenses	105,666	86,125	201,982	(39,350)	354,423

Income before income taxes	3,479	20,130	22,314	(1,052)	44,871
Provision for income taxes	1,322	7,682	5,355	—	14,359

Net income	$2,157	$12,448	$16,959	$(1,052)	$30,512

Consolidating Balance Sheet
March 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and equivalents	$6,367	$(1,932)	$71,481	$—	$75,916
Accounts receivable, net	61,820	62,878	157,164	—	281,862
Inventories, net	32,882	63,742	150,833	(2,281)	245,176
Deferred income taxes	9,662	5,852	231	1,754	17,499
Other current assets	(36)	4,495	11,752	—	16,211

Total current assets	110,695	135,035	391,461	(527)	636,664

Intercompany (payable) receivable	(226,562)	230,826	(3,678)	(586)	—
Investments in affiliates	919,845	216,886	29	(1,136,731)	29
Property, plant and equipment, net	52,454	48,501	174,229	—	275,184
Goodwill	111,369	189,975	372,874	—	674,218
Other intangibles, net	7,883	43,431	143,186	—	194,500
Other assets	20,388	648	4,918	(4,725)	21,229

Total assets	$996,072	$865,302	$1,083,019	$(1,142,569)	$1,801,824

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$22,153	$—	$5,442	$—	$27,595
Accounts payable and accrued liabilities	93,556	53,403	170,162	(6,248)	310,873

Total current liabilities	115,709	53,403	175,604	(6,248)	338,468

Long-term intercompany (receivable) payable	(39,160)	(17,019)	55,960	219	—
Long-term debt, less current maturities	287,530	77	75,399	—	363,006
Deferred income taxes	—	26,410	43,098	(4,725)	64,783
Other liabilities	55,809	271	74,221	—	130,301

Total liabilities	419,888	63,142	424,282	(10,754)	896,558

Stockholders’ equity:
Common stock	566	—	—	—	566
Capital in excess of par value	497,899	681,862	455,455	(1,136,731)	498,485
Retained earnings	108,857	105,893	163,130	4,916	382,796
Accumulated other comprehensive (loss) income	(1,972)	14,405	40,152	—	52,585
Treasury stock, at cost	(29,166)	—	—	—	(29,166)

Total stockholders’ equity	576,184	802,160	658,737	(1,131,815)	905,266

Total liabilities and stockholders’ equity	$996,072	$865,302	$1,083,019	$(1,142,569)	$1,801,824

Consolidating Balance Sheet
December 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and equivalents	$5,347	$(573)	$57,557	$—	$62,331
Accounts receivable, net	61,671	54,357	145,087	—	261,115
Inventories, net	31,846	59,218	133,047	956	225,067
Deferred income taxes	8,760	6,750	—	(1,148)	14,362
Other current assets	(772)	5,085	12,530	—	16,843

Total current assets	106,852	124,837	348,221	(192)	579,718

Intercompany (payable) receivable	(257,370)	253,992	2,538	840	—
Investments in affiliates	920,520	215,130	29	(1,135,650)	29
Property, plant and equipment, net	53,438	48,720	174,335	—	276,493
Goodwill	113,441	191,146	372,193	—	676,780
Other intangibles, net	7,915	44,249	144,302	—	196,466
Other assets	17,684	703	4,498	(2,140)	20,745

Total assets	$962,480	$878,777	$1,046,116	$(1,137,142)	$1,750,231

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$20,139	$—	$3,650	$—	$23,789
Accounts payable and accrued liabilities	52,477	86,768	164,605	(10,672)	293,178

Total current liabilities	72,616	86,768	168,255	(10,672)	316,967

Long-term intercompany (receivable) payable	(37,613)	(12,714)	52,587	(2,260)	—
Long-term debt, less current maturities	302,753	77	80,629	—	383,459
Deferred income taxes	—	26,731	41,869	(2,140)	66,460
Other liabilities	52,781	3,036	74,998	—	130,815

Total liabilities	390,537	103,898	418,338	(15,072)	897,701

Stockholders’ equity:
Common stock	564	—	—	—	564
Capital in excess of par value	490,270	683,557	452,679	(1,135,650)	490,856
Retained earnings	109,475	81,091	135,143	13,580	339,289
Accumulated other comprehensive income	544	10,231	39,956	—	50,731
Treasury stock, at cost	(28,910)	—	—	—	(28,910)

Total stockholders’ equity	571,943	774,879	627,778	(1,122,070)	852,530

Total liabilities and stockholders’ equity	$962,480	$878,777	$1,046,116	$(1,137,142)	$1,750,231

Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities	$15,808	$934	$21,979	$(2,001)	$36,720

Cash flows from investing activities:
Net cash paid in business combinations	(114)	—	—	—	(114)
Capital expenditures	(1,867)	(2,196)	(4,286)	—	(8,349)
Disposals of property, plant and equipment	29	34	82	—	145
Other, net	(15)	15	—	—	—

Net cash used in investing activities	(1,967)	(2,147)	(4,204)	—	(8,318)

Cash flows from financing activities:
Net change in long-term intercompany receivable/payable	(2,428)	(146)	573	2,001	—
Principal payments on short-term borrowings	—	—	(8,504)	—	(8,504)
Proceeds from short-term borrowings	—	—	10,282	—	10,282
Principal payments on long-term debt	(37,028)	—	(6,024)	—	(43,052)
Proceeds from long-term debt	23,500	—	5	—	23,505
Proceeds from stock options	2,179	—	—	—	2,179
Excess tax benefits from stock-based compensation	1,159	—	—	—	1,159
Purchase of treasury stock	(248)	—	—	—	(248)
Other	—	—	(959)	—	(959)

Net cash (used in) provided by financing activities	(12,866)	(146)	(4,627)	2,001	(15,638)

Effect of exchange rate changes on cash and equivalents	45	—	776	—	821

Increase (decrease) in cash and equivalents	1,020	(1,359)	13,924	—	13,585
Cash and equivalents, beginning of year	5,347	(573)	57,557	—	62,331

Cash and equivalents, end of period	$6,367	$(1,932)	$71,481	$—	$75,916

Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows (used in) provided by operating activities	$(19,595)	$262	$11,457	$(888)	$(8,764)

Cash flows from investing activities:
Net cash paid in business combinations	(1,342)	—	(15,605)	—	(16,947)
Capital expenditures	(1,793)	(1,035)	(3,647)	—	(6,475)
Disposals of property, plant and equipment	33	3	6,662	—	6,698

Net cash used in investing activities	(3,102)	(1,032)	(12,590)	—	(16,724)

Cash flows from financing activities:
Net change in long-term intercompany receivable/payable	1,836	3,912	(6,636)	888	—
Principal payments on short-term borrowings	—	—	(652)	—	(652)
Proceeds from short-term borrowings	—	—	1,328	—	1,328
Principal payments on long-term debt	(16,269)	—	(8,291)	—	(24,560)
Proceeds from long-term debt	33,500	—	141	—	33,641
Proceeds from stock options	2,173	—	—	—	2,173
Excess tax benefits from stock-based compensation	1,013	—	—	—	1,013
Purchase of treasury stock	(404)	—	—	—	(404)
Debt issuance costs	(63)	—	—	—	(63)
Other	(11)	—	—	—	(11)

Net cash provided by (used in) financing activities	21,775	3,912	(14,110)	888	12,465

Effect of exchange rate changes on cash and equivalents	(25)	(5)	3,061	—	3,031

Increase (decrease) in cash and equivalents	(947)	3,137	(12,182)	—	(9,992)
Cash and equivalents, beginning of year	5,557	(369)	105,718	—	110,906

Cash and equivalents, end of period	$4,610	$2,768	$93,536	$—	$100,914

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, including the financial statements and accompanying notes, and the interim consolidated financial statements and accompanying notes included in this Report on Form 10-Q.
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
     The Company has determined its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and evaluates the performance of its reportable segments based on income before interest expense, other income, net, and income taxes. Reportable segment operating earnings (defined as revenues less cost of sales and selling and administrative expenses) and segment operating margin (defined as segment operating earnings divided by revenues) are indicative of short-term operating performance and ongoing profitability. Management closely monitors the operating earnings of its reportable segments to evaluate past performance, management performance and compensation, and actions required to improve profitability.
Non-GAAP Financial Measures
     To supplement the Company’s financial information presented in accordance with U.S. generally accepted accounting principles (“GAAP”), management, from time to time, uses additional measures to clarify and enhance understanding of past performance and prospects for the future. These measures may exclude, for example, the impact of unique and infrequent items or items outside of management’s control (e.g. foreign currency exchange rates).
Results of Operations
Performance in the Quarter Ended March 31, 2007 Compared
with the Quarter Ended March 31, 2006
Revenues
     Revenues increased $42.1 million (11%) to $441.4 million for the three months ended March 31, 2007, compared to the same period of 2006. This increase was primarily due to favorable foreign currency translation (5%), volume growth (3%) and price increases (3%). The increased shipment volume was primarily attributable to petroleum-related fluid transfer products such as drilling and well stimulation pumps.
     For the three months ended March 31, 2007, revenues for the Compressor and Vacuum Products segment increased 6% to $338.9 million, compared to $318.4 million in 2006. This increase was primarily due to favorable foreign currency translation (5%) and price increases (1%). During the first three months of 2007, strong demand for Compressor and Vacuum Products in European and Asian markets was partially offset by weaker demand for mobile blowers in North America.
     Fluid Transfer Products segment revenues increased $21.7 million (27%) to $102.6 million for the three months ended March 31, 2007, compared to the same period of 2006. This improvement in revenues was primarily driven by volume growth (14%) due to higher shipments of drilling and well stimulation pumps, price increases (11%) and favorable changes in foreign currency exchange rates (2%).

Costs and Expenses
     Cost of sales as a percentage of revenues improved to 66.3% in the three-month period ended March 31, 2007 from 66.8% in the same period of 2006. This improvement was attributable to cost reduction initiatives and leveraging fixed and semi-fixed costs over additional production volume. Favorable sales mix also contributed to the year-over-year improvement as the first quarter of 2007 included a higher percentage of drilling and well servicing pump shipments than the first quarter of 2006 and these products have cost of sales percentages below the Company’s average. Decreases in manufacturing productivity and supply chain inefficiencies related to product line relocations associated with acquisition integration projects in the first quarter of 2007 and material and other cost increases partially offset these improvements.
     As a percentage of revenues, selling and administrative expenses improved to 18.3% for the three-month period ended March 31, 2007, compared to 19.6% for the same period of 2006, as a result of cost control initiatives and leveraging these expenses over higher revenue. Selling and administrative expenses increased $2.6 million in the three-month period ended March 31, 2007 to $80.8 million as compared to the same period of 2006, primarily due to unfavorable changes in foreign currency exchange rates. Compensation and benefit expense increases were more than offset by cost reductions realized through completed integration initiatives. Stock-based compensation expense was $2.9 million in the three-month period ended March 31, 2007, compared to $2.8 million recognized in the same period of 2006. A disproportionate amount of stock-based compensation expense is recognized in the first quarter of each year due to the number of options and restricted stock awards granted to employees eligible for retirement, the total value of which is recognized at the time the award is granted.
     The Compressor and Vacuum Products segment generated operating earnings of $39.0 million and operating margin of 11.5% in the first quarter of 2007, compared to $35.8 million and 11.2%, respectively, in the first quarter of 2006 (see Note 14 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating earnings to consolidated income before taxes). This improvement was primarily due to the favorable impact of foreign currency exchange rates, increased leverage of the segment’s fixed and semi-fixed costs over additional revenue and cost reduction initiatives. The above factors were partially offset by increased material costs and compensation-related expenses.
     The Fluid Transfer Products segment generated operating earnings of $29.1 million and operating margin of 28.4% for the three-month period ended March 31, 2007, compared to $18.6 million and 23.0%, respectively, for the same period of 2006 (see Note 14 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating earnings to consolidated income before taxes). This improvement was primarily due to the positive impact of increased leverage of the segment’s fixed and semi-fixed costs over increased revenue. Improved productivity, benefits from capital investments and favorable sales mix associated with a higher proportion of drilling and well stimulation pumps also contributed to the improvement. The above factors were partially offset by increased material costs and compensation-related expenses.
     Interest expense decreased $3.5 million in the first quarter of 2007 compared to the first quarter of 2006. This decrease was primarily due to significantly lower debt levels during the first three months of 2007 compared to the first three months of 2006. The weighted average interest rate, including the amortization of debt issuance costs, was 6.7% for the three-month period ended March 31, 2007 compared to 6.9% in the prior year period. (See Note 8 “Debt” in the “Notes to Consolidated Financial Statements”).

     The provision for income taxes increased $4.7 million to $19.1 million for the three-month period ending March 31, 2007 compared to $14.4 million for the three-month period ending March 31, 2006, as a result of higher income before income taxes, partially offset by a lower effective tax rate. The Company’s effective tax rate decreased to 30.8% in the first quarter of 2007, compared to 32.0% in the first quarter of 2006 primarily as a result of the favorable resolution of certain previously open tax matters.
     Net income for the three-month period ending March 31, 2007 totaled $42.8 million, an increase of $12.3 million, or 40%, compared to $30.5 million in the same period of 2006. This improvement resulted from higher income before income taxes and a lower effective tax rate in the first quarter of 2007 compared to 2006. Diluted earnings per share were $0.80 in the first quarter of 2007, which represents a 40% increase compared to diluted earnings per share of $0.57 for the same period of 2006.
Outlook
     In general, the Company believes that demand for compressor and vacuum products tends to correlate to the rate of manufacturing capacity utilization and the rate of change of industrial equipment production because air is often used as a fourth utility in the manufacturing process. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the Gross Domestic Product around the world. Generally, demand for the Company’s products used in industrial applications has lagged economic cycle changes by approximately six months. In the first quarter of 2007, manufacturing capacity utilization rates in the U.S., as published by the Federal Reserve Board, remain above 80%, which has historically indicated a good demand environment for industrial equipment such as compressors and blowers.
     The Company, however, expects the industrial production rate of growth to slow in the U.S. throughout 2007, partially offset by increasing demand in the U.S. for environmental applications. The Company continues to see growing industrial demand in Europe and on-going strength in Asia. As a result of these growth expectations, the Company believes that the industrial portion of its business will continue to grow in 2007, although at a slower rate than realized in 2006. While the Company has less visibility of the demand for petroleum pumps than at this time last year, it expects the demand for oil and natural gas well servicing pumps and aftermarket parts to grow in 2007, compared to 2006. The Company has invested in key machine tools in order to increase its production capacities accordingly. At this point, the Company is uncertain about the level of drilling pump demand in the second half of 2007, but has some flexibility to reduce the levels of previously outsourced production if demand were to decline.
     In the first quarter of 2007, orders for compressor and vacuum products were $367.5 million, compared to $333.7 million in the same period of 2006. Order backlog for the Compressor and Vacuum Products segment was $385.5 million as of March 31, 2007, compared to $314.9 million as of March 31, 2006. The increase in orders and backlog compared to the prior year was primarily due to the favorable effect of changes in foreign currency exchange rates, an overall improvement in demand and pricing.

     Demand for petroleum-related fluid transfer products has historically corresponded to market conditions and expectations for oil and natural gas prices. Orders for fluid transfer products were $74.6 million in the first quarter of 2007, compared to $88.1 million in the first quarter of 2006. Quotations for drilling pumps for international rigs have recently increased, but the time associated with securing these orders, compared with North American activity, is significantly longer. Order backlog for the Fluid Transfer Products segment was $158.8 million at March 31, 2007, compared to $172.2 million at March 31, 2006, representing an 8% decrease. The decreases in orders and backlog are primarily associated with the decline in drilling pump demand, partially offset by continued growth in demand for well servicing pumps and aftermarket parts. While demand for well servicing pumps and aftermarket parts is expected to grow throughout 2007, drilling pump demand is anticipated to continue to decelerate through the remainder of the year, resulting in declining backlog and lower second half segment revenues compared to the first half. Future demand for these products will likely be dependent upon rig counts and oil and natural gas prices, which the Company cannot predict.
     The Company has launched several initiatives aimed at integrating recent acquisitions and streamlining manufacturing operations. The Company has substantially completed its plan to transfer the manufacturing of standard liquid ring pumps from a production facility in Nuremberg, Germany to other existing Company facilities in China and Brazil. Construction of the facility expansion in China was finished during the third quarter of 2006 and shipments of products previously manufactured in Germany have commenced at both facilities.
     In addition, management has begun to rationalize the Company’s European blower product lines and manufacturing facilities. Through this project, the Company’s separate blower manufacturing operations located in Schopfheim, Germany were merged, and the Company has relocated the mobile blower product line from Schopfheim to a Gardner Denver facility in the U.K., where other European mobile equipment is currently manufactured. As part of this project, management is also rationalizing the side-channel blower product lines acquired as part of the Nash Elmo and Thomas acquisitions and centralizing production of standard products in the Company’s manufacturing facility in Bad Neustadt, Germany.
Liquidity and Capital Resources
Operating Working Capital
     During the three months ended March 31, 2007, operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $23.2 million to $216.2 million from $193.0 million at December 31, 2006. This increase was driven by higher receivables, inventories and unfavorable foreign currency exchange rates, largely offset by an increase in accounts payable and accrued liabilities. The increase in accounts receivables was primarily due to changes in product mix compared with the fourth quarter of 2006 and timing of shipments within the quarter. Inventory growth from December 31, 2006 reflected temporary production and supply chain inefficiencies related to manufacturing relocations and higher inventory levels required to support the planned increase in production volume and shipments. Inventory turns improved to 4.8 times in the first quarter of 2007 from 4.7 times in the first quarter of 2006. These factors were partially offset by increases in accounts payable and higher accrued liabilities.
Cash Flows
     Cash provided by operating activities of $36.7 million in the first three months of 2007 compares with cash used in operating activities of $8.8 million in the same period of 2006. This improvement primarily reflects the Company’s increased earnings, gross of depreciation and amortization expense, and improved working capital management compared with the first quarter of 2006. Cash used to fund operating working capital was $17.1 million in the three-month period of 2007 compared to $54.0 million in the three-month period of 2006. Net cash used in financing activities of $15.6 million in the three-month period of 2007 primarily reflected the use of available cash and cash generated from operating activities to repay long-term borrowings. At March 31, 2007 the Company’s debt to total capital was 30.1%, compared to 32.3% at December 31, 2006 and 45.3% at March 31, 2006.
Capital Expenditures and Commitments
     Capital projects designed to increase operating efficiency and flexibility, expand production capacity, support acquisition integration projects and bring new products to market resulted in expenditures of $8.3 million in the first three months of 2007. This was $1.9 million higher than capital spending in the comparable period in 2006, primarily due to the timing of capital projects and spending related to integration projects. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.
     In October 1998, the Company’s Board of Directors authorized the repurchase of up to 3,200,000 shares of the Company’s common stock to be used for general corporate purposes, of which 420,600 shares remain available for repurchase under this program as of March 31, 2007. The Company has also established a Stock Repurchase Program for its executive officers to provide a means for them to sell the Company’s common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise or vesting of incentive stock options, restricted stock or performance shares. The Company’s Board of Directors has authorized up to 800,000 shares for repurchase under this program, and of this amount, 405,916 shares remain available for repurchase as of March 31, 2007. As of March 31, 2007, a total of 3,173,484 shares have been repurchased at a cost of approximately $23.5 million under both repurchase programs.
Liquidity
     The Company’s primary sources of funds for working capital and growth of the business, including capital expenditures and acquisitions, consist of net cash flows from operating activities and access to available credit facilities.
     The Company’s primary source of debt funding is its 2005 amended and restated credit agreement (the “2005 Credit Agreement”). The 2005 Credit Agreement provides the Company with access to senior secured credit facilities, including a Term Loan in the original principal amount of $380.0 million, and a $225.0 million Revolving Line of Credit.
     The Term Loan has a final maturity of July 1, 2010 and the outstanding principal balance at March 31, 2007 was $141.0 million. The Term Loan requires quarterly principal payments aggregating approximately $16.1 million for the remainder of 2007 and $32.2 million, $56.4 million, and $36.3 million in 2008, 2009 and 2010, respectively.
     The Revolving Line of Credit matures on July 1, 2010. Loans under this facility may be denominated in U.S. dollars or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2005 Credit Agreement. On March 31, 2007, the Revolving Line of Credit had an outstanding principal balance of $95.5 million, leaving $129.5 million available for letters of credit or for future use, subject to the terms of the Revolving Line of Credit.

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
     Management currently expects the Company’s future cash flows to be sufficient to fund its scheduled debt service and provide required resources for working capital and capital investments for at least the next twelve months. The Company is proactively pursuing acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.
Contractual Obligations and Commitments
     The following table and accompanying disclosures summarize the Company’s significant contractual obligations at March 31, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payments Due by Period
(Dollars in millions)		Balance			After
Contractual Cash Obligations	Total	of 2007	2008 - 2009	2010 - 2011	2011

Debt	$383.1	$20.3	$89.9	$133.0	$139.9
Estimated interest payments (1)	97.7	17.8	31.8	21.8	26.3
Capital leases	7.5	0.2	0.6	0.6	6.1
Operating leases	60.0	12.6	22.8	12.4	12.2
Purchase obligations (2)	228.1	216.2	9.6	1.5	0.8

Total	$776.4	$267.1	$154.7	$169.3	$185.3

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument. Management expects to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of March 31, 2007. For this reason, these numbers will not provide a complete and reliable indicator of the Company’s expected future cash outflows.
     In accordance with SFAS No. 158, the total pension and other postretirement benefit liability recognized on the consolidated balance sheet as of December 31, 2006 was $101.2 million and represents the funded status of the Company’s defined benefit plans at the end of 2006. The total pension and other postretirement benefit liability is included in the consolidated balance sheet line items accrued liabilities, postretirement benefits other than pensions and other liabilities. This amount is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plan assets. Because this liability does not represent expected liquidity needs, the Company did not include this amount in the “Contractual Cash Obligations” table above.
     The Company funds its U.S. qualified pension plans in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and IRS regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions and expects to contribute a total of approximately $1.0 million to its U.S. qualified pension plans during 2007. Furthermore, the Company expects to contribute a total of approximately $2.4 million to the U.S. postretirement health care benefit plan during 2007. Future contributions are dependent upon various factors including benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included as contractual cash obligations in the above table. The Company generally expects to fund all future contributions with cash flows from operating activities.
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
     Net deferred income tax liabilities were $47.3 million as of March 31, 2007. This amount is not included in the “Contractual Cash Obligations” table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.

     In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee performance of contractual or legal obligations. As of March 31, 2007, the Company had $49.3 million in such instruments outstanding and had pledged $2.3 million of cash to the issuing financial institutions as collateral for such instruments.
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
     The Company is also addressing three on-site cleanups for which it is the primary responsible party. Two of these cleanup sites are in the operation and maintenance stage and the third is in the implementation stage. The Company is also participating in a voluntary clean-up program with other PRPs on a fourth site which is in the assessment stage. Based on currently available information, the Company does not anticipate that any of these sites will result in material additional costs beyond those already accrued on its balance sheet.
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
Changes in Accounting Principles and Effects of New Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company in the first quarter of 2007. See Note 3, “Income Taxes” in the “Notes to Consolidated Financial Statement” for a discussion of the effect of adoption of FIN 48 on the Company’s financial statements.
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on the income statement presentation of various types of taxes. The new guidance, Emerging Issues Task Force Issue 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”) applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” The EITF’s decision on gross versus net presentation requires that any such taxes reported on a gross basis be disclosed on an aggregate basis in interim and annual financial statements, for each period for which an income statement is presented, if those amounts are significant. The Company adopted EITF 06-3 effective January 1, 2007. The Company reports revenues net of taxes within the scope of EITF 06-3 and, accordingly, adoption of this issue had no effect on its consolidated financial statements and related disclosures.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements and related disclosure requirements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income, net of tax, to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, this statement requires companies to measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. The Company was in compliance with this requirement at December 31, 2006. The Company adopted the recognition provisions of SFAS No. 158 effective December 31, 2006.
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
Critical Accounting Policies
     Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s 2006 Annual Report on Form 10-K, filed on March 1, 2007, in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1, “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”
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
     The following uncertainties and factors, among others, including those set forth under “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2006, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the Company’s exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s compressor and vacuum products; (2) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers; (3) the risks associated with intense competition in the Company’s markets, particularly the pricing of the Company’s products; (4) the ability to effectively integrate acquisitions, including product and manufacturing rationalization initiatives, and realize anticipated cost savings, synergies and revenue enhancements; (5) the ability to attract and retain quality executive management and other key personnel; (6) the ability to continue to identify and complete other strategic acquisitions and effectively integrate such acquisitions to achieve desired financial benefits; (7) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. dollar, the Euro, the British pound and the Chinese yuan); (8) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (9) the risks associated with environmental compliance costs and liabilities; (10) the risks associated with pending asbestos and silicosis personal injury lawsuits; (11) risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (12) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; (13) the ability to avoid employee work stoppages and other labor difficulties; (14) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets; and (15) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of its total assets, is impaired. The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, although its situation and circumstances may change in the future.

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
     All derivative instruments are reported on the balance sheet at fair value. For each derivative instrument designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset, liability or firm commitment are recognized immediately in earnings. For each derivative instrument designated as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period that the hedged transaction affects earnings. Currency fluctuations on non-U.S. dollar borrowings that have been designated as hedges on the Company’s net investments in foreign operations are included in other comprehensive income.
     To effectively manage interest costs, the Company uses interest rate swaps as cash flow hedges of variable-rate interest payments. Including the impact of interest rate swaps outstanding, the interest rates on approximately 54% of the Company’s total borrowings were effectively fixed as of March 31, 2007. Also as part of its hedging strategy, the Company uses purchased option and forward exchange contracts from time to time to minimize the impact of currency fluctuations on transactions, cash flows and firm commitments. These contracts for the sale or purchase of European and other currencies generally mature within one year.
Item 4. Controls and Procedures
     The Company’s management carried out an evaluation, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of the Chairman, President and Chief Executive Officer and the Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based upon this evaluation, the Chairman, President and Chief Executive Officer and Vice President, Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the Chairman, President and Chief Executive Officer and the Vice President, Finance and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chairman, President and Chief Executive Officer and the Vice President, Finance and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. See also “Cautionary Statements Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. There has not been any material change in the risk factors since December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the three months ended March 31, 2007 are listed in the following table.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
		Average Price	as Part of Publicly	Yet Be Purchased
	Total Number of	Paid per	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	Share	or Programs (2)	Programs
January 1, 2007– January 31, 2007	—	N/A	—	826,516
February 1, 2007 – February 28, 2007	3,062	$39.36	—	826,516
March 1, 2007 – March 31, 2007	3,901	$34.41	—	826,516
Total	6,963	$36.59	—	826,516

(1)	Includes shares exchanged or surrendered in connection with the exercise of options under Gardner Denver’s stock option plans.

(2)	In October 1998, Gardner Denver’s Board of Directors authorized the repurchase of up to 3,200,000 shares of the Company’s Common Stock to be used for general corporate purposes and the repurchase of up to 800,000 shares of the Company’s Common Stock under a Stock Repurchase Program for Gardner Denver’s executive officers. Both authorizations remain in effect until all the authorized shares are repurchased unless modified by the Board of Directors.

Item 6. Exhibits
10	Amended and Restated Long-Term Incentive Plan as effective on May 1, 2007 filed as Exhibit 99.1 to Gardner Denver’s Report on Form 8-K, dated as of May 3, 2007, and incorporated herein by reference.

10.1	Summary of Compensation Payable to Nonemployee Directors.

10.2	Form of Restricted Stock Agreement for awards granted to Nonemployee Directors Pursuant to the Amended and Restated Long-Term Incentive Plan as effective May 1, 2007.

11	Statement re: Computation of Earnings Per Share, filed herewith as Note 10.

12	Statements re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC. (Registrant)
Date: May 9, 2007	By:	/s/ Ross J. Centanni
Ross J. Centanni
Chairman, President & CEO

Date: May 9, 2007	By:	/s/ Helen W. Cornell
Helen W. Cornell
Vice President, Finance & CFO

Date: May 9, 2007	By:	/s/ David J. Antoniuk
David J. Antoniuk
Vice President and Corporate Controller (Principal Accounting Officer)

GARDNER DENVER, INC.
EXHIBIT INDEX

Exhibit
No.	Description
10	Amended and Restated Long-Term Incentive Plan as effective on May 1, 2007 filed as Exhibit 99.1 to Gardner Denver’s Report on Form 8-K, dated as of May 3, 2007, and incorporated herein by reference.

10.1	Summary of Compensation Payable to Nonemployee Directors.

10.2	Form of Restricted Stock Agreement for awards granted to Nonemployee Directors Pursuant to the Amended and Restated Long-Term Incentive Plan as effective May 1, 2007.

11	Statement re: Computation of Earnings Per Share, filed herewith as Note 10.

12	Statements re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.