Form 10-Q
period 2007-06-30
GARDNER DENVER INC
filed 2007-08-08
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,462,091 shares of Common Stock, par value $0.01 per share, as of July 29, 2007.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$459,869	$416,312	$901,287	$815,606

Cost and expenses:
Cost of sales	306,037	281,989	598,528	548,599
Selling and administrative expenses	82,324	75,297	163,153	153,565
Interest expense	6,858	9,580	13,595	19,812
Other income, net	(236)	(453)	(789)	(1,140)

Total costs and expenses	394,983	366,413	774,487	720,836

Income before income taxes	64,886	49,899	126,800	94,770
Provision for income taxes	20,115	16,915	39,213	31,274

Net income	$44,771	$32,984	$87,587	$63,496

Basic earnings per share	$0.84	$0.63	$1.65	$1.22

Diluted earnings per share	$0.83	$0.62	$1.63	$1.19

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and equivalents	$71,483	$62,331
Accounts receivable (net of allowances of $9,510 at June 30, 2007 and $10,314 at December 31, 2006)	301,809	261,115
Inventories, net	258,750	225,067
Deferred income taxes	17,402	14,362
Other current assets	17,087	16,843

Total current assets	666,531	579,718

Property, plant and equipment, net	276,310	276,493
Goodwill	674,612	676,780
Other intangibles, net	193,469	196,466
Other assets	21,701	20,774

Total assets	$1,832,623	$1,750,231

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$26,639	$23,789
Accounts payable	101,347	90,703
Accrued liabilities	189,254	202,475

Total current liabilities	317,240	316,967

Long-term debt, less current maturities	341,091	383,459
Postretirement benefits other than pensions	22,352	22,598
Deferred income taxes	65,742	66,460
Other liabilities	111,347	108,217

Total liabilities	857,772	897,701

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,456,404 and 52,625,999 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	572	564
Capital in excess of par value	511,629	490,856
Retained earnings	427,567	339,289
Accumulated other comprehensive income	64,956	50,731
Treasury stock at cost, 3,759,487 and 3,734,507 shares at June 30, 2007 and December 31, 2006, respectively	(29,873)	(28,910)

Total stockholders’ equity	974,851	852,530

Total liabilities and stockholders’ equity	$1,832,623	$1,750,231

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$87,587	$63,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,898	26,527
Unrealized foreign currency transaction loss (gain), net	366	(79)
Net (gain) loss on asset dispositions	(34)	91
Stock issued for employee benefit plans	2,494	1,869
Stock-based compensation expense	3,620	3,606
Excess tax benefits from stock-based compensation	(6,170)	(2,282)
Deferred income taxes	(1,474)	(3,737)
Changes in assets and liabilities:
Receivables	(37,283)	(27,998)
Inventories	(29,440)	(17,905)
Accounts payable and accrued liabilities	6,990	(19,428)
Other assets and liabilities, net	(172)	(884)

Net cash provided by operating activities	54,382	23,276

Cash Flows From Investing Activities
Net cash paid in business combinations	(119)	(19,471)
Capital expenditures	(17,911)	(16,133)
Disposals of property, plant and equipment	338	11,157

Net cash used in investing activities	(17,692)	(24,447)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(13,729)	(3,979)
Proceeds from short-term borrowings	15,973	4,557
Principal payments on long-term debt	(93,836)	(97,578)
Proceeds from long-term debt	49,327	64,500
Proceeds from stock option exercises	8,488	3,945
Excess tax benefits from stock-based compensation	6,170	2,282
Purchase of treasury stock	(955)	(1,223)
Debt issuance costs	—	(95)
Other	(958)	(154)

Net cash used in financing activities	(29,520)	(27,745)

Effect of exchange rate changes on cash and equivalents	1,982	6,610

Increase (decrease) in cash and equivalents	9,152	(22,306)
Cash and equivalents, beginning of year	62,331	110,906

Cash and equivalents, end of period	$71,483	$88,600

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
     The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
     Other than as specifically indicated in these “Notes to Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2006.
     In connection with the Company’s adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007 (see Note 3, “Income Taxes”), the liability established for unrecognized income tax benefits relative to matters not expected to be resolved within twelve months at June 30, 2007 has been classified as a non-current liability. The balance sheet at December 31, 2006 was reclassified to conform to the current presentation and, accordingly, approximately $9.4 million of the liability for unrecognized tax benefits at December 31, 2006 was reclassified from current liabilities to non-current liabilities.
     Effective January 1, 2007, the Company’s presentation of certain expenses within its consolidated statements of operations has been changed. Depreciation expense recorded in connection with the manufacture of the Company’s products sold during each reporting period is included in the caption “Cost of sales.” Depreciation expense not associated with the manufacture of the Company’s products and amortization expense are included in the caption “Selling and administrative expenses.” Depreciation and amortization expense were previously combined and reported in the caption “Depreciation and amortization.” The Company believes that this change in classification provides a more meaningful measure of its respective cost of sales and selling and administrative expenses. These reclassifications had no effect on reported consolidated income before income taxes, net income, per share amounts or reportable segment operating earnings. Amounts presented for the three and six-month periods ended June 30, 2006 have been reclassified to conform to the current classification. The following table provides the reclassified statements of operations and amounts reclassified for the periods indicated.
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
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on the income statement presentation of various types of taxes. The new guidance, Emerging Issues Task Force Issue

06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” ("EITF 06-3") applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” The EITF’s decision on gross versus net presentation requires that any such taxes reported on a gross basis be disclosed on an aggregate basis in interim and annual financial statements, for each period for which an income statement is presented, if those amounts are significant. The Company adopted EITF 06-3 effective January 1, 2007. The Company reports revenues net of taxes within the scope of EITF 06-3 and, accordingly, adoption of this issue had no effect on its consolidated financial statements and related disclosures.
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
     In connection with the acquisition of Thomas Industries Inc. (“Thomas”) in 2005, the Company initiated plans to close and consolidate certain former Thomas facilities, primarily in the U.S. and Europe. These plans include various voluntary and involuntary employee termination and relocation programs affecting both salaried and hourly employees and exit costs associated with the sale, lease termination or sublease of certain manufacturing and administrative facilities. The terminations, relocations and facility exits are expected to be substantively completed during 2007. A liability of $17,500 was included in the allocation of the Thomas purchase price for the estimated cost of these actions at July 1, 2005 in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Based on finalization of these plans, an estimated total cost of $16,487 was included in the allocation of the Thomas purchase price. The cost of these plans is comprised of the following:

Voluntary and involuntary employee termination and relocation	$14,454
Lease termination and related costs	1,007
Other	1,026

Total	$16,487

     The following table summarizes the activity in the associated accrual account. Additional amounts accrued (reversed), net, in 2006 were recorded as adjustments to the cost of acquiring Thomas. Amounts reversed in the six-month period ended June 30, 2007 consisted of $95 recorded as adjustments to the cost of acquiring Thomas and $245 credited to income.

	Termination
	Benefits	Other	Total
Established at July 1, 2005	$16,814	$686	$17,500
Amounts paid	(8,157)	—	(8,157)

Balance at December 31, 2005	8,657	686	9,343
Additional amounts accrued (reversed), net	(2,360)	1,347	(1,013)
Amounts paid	(3,449)	(719)	(4,168)
Other	301	263	564

Balance at December 31, 2006	3,149	1,577	4,726
Amounts reversed	(95)	(245)	(340)
Amounts paid	(831)	(928)	(1,759)
Other	76	27	103

Balance at June 30, 2007	$2,299	$431	$2,730

Note 3. Income Taxes
     The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $1.3 million in the liability for unrecognized tax benefits, which was accounted for as a $0.7 million increase to retained earnings at January 1, 2007, and a $0.6 million decrease to goodwill at January 1, 2007. As of the date of adoption and after the impact of recognizing the decrease in the liability noted above, the Company’s unrecognized tax benefits totaled $14.0 million. During the first quarter of 2007, the Company resolved certain tax issues that reduced the liability to $11.3 million. During the second quarter of 2007, the Company made payments that further reduced the liability to $9.7 million. Included in the unrecognized tax benefits at June 30, 2007 are $1.8 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized. The balance of the unrecognized tax benefits, $7.9 million, would be recognized as an adjustment to goodwill.
     The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize it as part of the provision for income taxes. The Company’s income tax liabilities at June 30, 2007 include approximately $2.2 million of accrued interest, of which approximately $0.9 million relates to goodwill, and no penalties.
     The Company’s U.S. federal income tax returns for the tax years 2003 and beyond remain subject to examination by the U.S. Internal Revenue Service (“IRS”). The IRS in October 2006 announced an exam of an acquired subsidiary, Thomas, for the year 2004. As of the date of this report, the exam has not commenced. The statutes of limitations for the U.S. state tax returns are open beginning with the 2003 tax year except for two states for which the statute has been extended beginning with the 2001 tax year. The statute of limitations for each 2003 tax return will expire during 2007.
     The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2001 being the oldest tax year still open, except as noted below. The Company’s significant operations outside the U.S. are located in the U.K. and Germany. In the U.K., one inquiry of a tax return for a tax year prior to 2005 remains open. The Company expects to resolve the inquiry without a material change. In Germany, generally, the tax years 2003 and beyond remain subject to examination with the statute of limitations for the 2003 tax year expiring during 2008. An acquired subsidiary group is under audit for the tax years 2000 through 2002. The findings to date are not material. In addition, audits are being conducted in various states and countries for years ranging from 2001 through 2005. To date, no material adjustments have been proposed as a result of these audits.
Note 4. Inventories
     Inventories as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2007	2006
Raw materials, including parts and subassemblies	$145,427	$125,278
Work-in-process	48,204	38,052
Finished goods	77,594	72,228

	271,225	235,558
Excess of FIFO costs over LIFO costs	(12,475)	(10,491)

Inventories, net	$258,750	$225,067

Note 5. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill attributable to each business segment for the six-month period ended June 30, 2007, and the year ended December 31, 2006, are presented in the table below. The balances as of December 31, 2005 and 2006 have been revised to reflect the Company’s realignment of its reportable segments in the first quarter of 2006. This revision resulted in a $10.0 million decrease in the previously reported balances for the Compressor and Vacuum Products segment and a corresponding increase in the balances for the Fluid Transfer Products segment. The adjustments to goodwill reflect reallocations of purchase price, primarily related to income tax matters, subsequent to the dates of acquisition for acquisitions completed in prior fiscal years.

	Compressor	Fluid
	& Vacuum	Transfer
	Products	Products	Total
Balance as of December 31, 2005	$573,377	$46,867	$620,244
Acquisitions	—	13,641	13,641
Adjustment to goodwill	(6,181)	12,365	6,184
Foreign currency translation	33,430	3,281	36,711

Balance as of December 31, 2006	600,626	76,154	676,780
Adjustment to goodwill	(8,749)	110	(8,639)
Foreign currency translation	5,406	1,065	6,471

Balance as of June 30, 2007	$597,283	$77,329	$674,612

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	June 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists and relationships	$63,522	$(12,189)	$63,300	$(9,723)
Acquired technology	41,253	(24,304)	40,246	(20,927)
Other	10,585	(3,585)	10,595	(3,787)
Unamortized intangible assets:
Trademarks	118,187	—	116,762	—

Total other intangible assets	$233,547	$(40,078)	$230,903	$(34,437)

     Amortization of intangible assets for the three and six-month periods ended June 30, 2007 was $3.0 million and $6.3 million, respectively. Amortization of intangible assets for each of the three and six-month periods ended June 30, 2006 was $0.02 million and $3.3 million, respectively. Finalization of the fair value of the Thomas tangible and amortizable intangible assets resulted in a cumulative $3.2 million pre-tax credit to amortization expense in the three-month period ended June 30, 2006. Amortization of intangible assets is anticipated to be approximately $12.0 million annually in 2007 through 2011, based upon exchange rates in effect at June 30, 2007.

Note 6. Accrued Product Warranty
     A reconciliation of the changes in the accrued product warranty liability for the three and six-month periods ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance at beginning of period	$15,782	$15,994	$15,298	$15,254
Product warranty accruals	3,626	4,067	7,186	7,884
Settlements	(3,409)	(3,497)	(6,564)	(6,748)
Other (primarily acquisitions and foreign currency translation)	(538)	484	(459)	658

Balance at end of period	$15,461	$17,048	$15,461	$17,048

Note 7. Pension and Other Postretirement Benefits
     The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$—	$816	$1,341	$1,342	$4	$33
Interest cost	1,137	985	2,707	2,120	353	390
Expected return on plan assets	(1,175)	(1,097)	(2,834)	(2,367)	—	—
Recognition of:
Unrecognized prior-service cost	4	(15)	—	—	(111)	(27)
Unrecognized net actuarial loss (gain)	1	122	99	122	(207)	(56)

Net periodic benefit (income) cost	$(33)	$811	$1,313	$1,217	$39	$340

	Six Months Ended June 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$—	$1,714	$2,660	$2,684	$8	$66
Interest cost	2,274	1,986	5,369	4,240	706	780
Expected return on plan assets	(2,350)	(2,174)	(5,625)	(4,734)	—	—
Recognition of:
Unrecognized prior-service cost	8	(36)	—	—	(222)	(54)
Unrecognized net actuarial loss (gain)	2	248	197	244	(414)	(112)

Net periodic benefit (income) cost	$(66)	$1,738	$2,601	$2,434	$78	$680

     During 2006, the Company implemented certain revisions to the domestic Gardner Denver, Inc. Pension Plan (the “Pension Plan”). Future service credits under the Pension Plan ceased effective October 31, 2006. In connection with the revisions to the Pension Plan, future credits that had previously been made to employee accounts in the Pension Plan are made to employee accounts in the U.S. defined contribution plan.
Note 8. Debt
     The Company’s debt is summarized as follows:

	June 30,	December 31,
	2007	2006
Short-term debt	$4,070	$1,740

Long-term debt:
Credit Line, due 2010 (1)	$96,266	$109,968
Term Loan, due 2010 (2)	116,944	145,000
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages (3)	9,574	9,635
Variable Rate Industrial Revenue Bonds, due 2018 (4)	8,000	8,000
Capitalized leases and other long-term debt	7,876	7,905

Total long-term debt, including current maturities	363,660	405,508
Current maturities of long-term-debt	22,569	22,049

Total long-term debt, less current maturities	$341,091	$383,459

(1)	The loans under this facility may be denominated in U.S. dollars or several foreign currencies. At June 30, 2007, the outstanding balance consisted of U.S. dollar borrowings of $20,000, euro borrowings of €43,000 and British pound borrowings of £9,000. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency. The weighted-average interest rates were 6.0%, 4.7% and 6.4% as of June 30, 2007 for the U.S. dollar, euro and British pound loans, respectively. The interest rates averaged 6.0%, 4.5% and 6.1% during the first six months of 2007 for the U.S. dollar, euro and British pound loans, respectively.

(2)	The interest rate varies with prime and/or LIBOR. At June 30, 2007, this rate was 6.1% and averaged 6.2% during the first six months of 2007.

(3)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €7,074 at June 30, 2007. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

(4)	The interest rate varies with market rates for tax-exempt industrial revenue bonds. At June 30, 2007, this rate was 3.8% and averaged 3.7% during the first six months of 2007. These industrial revenue bonds are secured by an $8,100 standby letter of credit.
Note 9. Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based Payment,” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values. The Company recognizes compensation expense for stock options and restricted stock awards over the requisite service period for vesting of the award or to an employee’s eligible retirement date, if earlier. The following table shows total stock-based compensation expense included in the consolidated statements of operations and the consolidated statements of cash flows for the three and six-month periods ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Selling and administrative expenses	$710	$776	$3,620	$3,606

Total stock-based compensation expense included in operating expenses	$710	$776	$3,620	$3,606

Income before income taxes	(710)	(776)	(3,620)	(3,606)
Provision for income taxes	333	190	835	819

Net income	$(377)	$(586)	$(2,785)	$(2,787)

Basic and diluted earnings per share	$(0.01)	$(0.01)	$(0.05)	$(0.05)

     The following table summarizes the excess tax benefits from stock-based compensation realized during each period indicated and included in the consolidated statements of cash flows.

Net cash provided by operating activities	$(5,011)	$(1,269)	$(6,170)	$(2,282)
Net cash used in financing activities	$5,011	$1,269	$6,170	$2,282
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

Stock Option Awards
     A summary of the Company’s stock option activity for the six-month period ended June 30, 2007 is presented in the following table (underlying shares in thousands):

		Outstanding		Weighted-
		Weighted-	Aggregate	Average
		Average Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual Life
Outstanding at December 31, 2006	2,422	$15.78
Granted	251	$36.00
Exercised	(742)	$11.43
Forfeited or canceled	(15)	$22.30

Outstanding at June 30, 2007	1,916	$20.09	$43,032	4.5 years

Exercisable at June 30, 2007	1,323	$15.57	$35,693	3.9 years
     The weighted-average estimated grant-date fair values of employee stock options granted during the three and six-month periods ending June 30, 2007 were $11.51 and $12.15, respectively.
     The total pre-tax intrinsic value of stock options exercised during the second quarters of 2007 and 2006 was $15.9 million and $4.5 million, respectively. The total pre-tax intrinsic value of stock options exercised during the first six months of 2007 and 2006 was $20.1 million and $9.9 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $2.8 million as of June 30, 2007, and will be recognized as expense over a weighted-average period of 1.7 years.
Restricted Stock Awards
     A summary of the Company’s restricted stock activity for the six-month period ended June 30, 2007 is presented in the following table (underlying shares in thousands):

		Weighted-
	Shares	Average Price
Nonvested at December 31, 2006	45	$30.58
Granted	45	$36.36
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2007	90	$33.43

     The restricted stock awards granted during the first six months of 2007 cliff vest three years after the date of grant. The restricted stock award grants were valued at the average of the high and low price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted stock awards, net of estimated forfeitures, was $0.8 million as of June 30, 2007, which will be recognized as expense over a weighted-average period of 2.3 years.
Valuation Assumptions and Expense under SFAS No. 123(R)
     The fair value of each stock option grant under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions for the periods indicated are noted in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Assumptions:
Risk-free interest rate	4.6%	5.0%	4.7%	4.7%
Dividend yield	—	—	—	—
Volatility factor	28	28	29	27
Expected life (in years)	4.1	4.4	4.9	4.8
Note 10. Earnings Per Share (shares in thousands)
     The following table details the calculation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic Earnings Per Share:
Net income	$44,771	$32,984	$87,587	$63,496

Shares:
Weighted average number of common shares outstanding	53,147	52,388	52,951	52,249

Basic earnings per common share	$0.84	$0.63	$1.65	$1.22

Diluted Earnings Per Share:
Net income	$44,771	$32,984	$87,587	$63,496

Shares:
Weighted average number of common shares outstanding	53,147	52,388	52,951	52,249
Assuming conversion of dilutive stock options issued and outstanding	896	1,191	939	1,171

Weighted average number of common shares outstanding, as adjusted	54,043	53,579	53,890	53,420

Diluted earnings per common share	$0.83	$0.62	$1.63	$1.19

     For the three months ended June 30, 2007 and 2006, respectively, antidilutive options to purchase 138 and 210 weighted-average shares of common stock were outstanding. For the six months ended June 30, 2007 and 2006, respectively, antidilutive options to purchase 235 and 234 weighted-average shares of common stock were outstanding. Antidilutive options outstanding were not included in the computation of diluted earnings per share.
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
     The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

		Unrealized
	Foreign	Gains			Accumulated
	Currency	(Losses) on	Minimum	Pension and	Other
	Translation	Cash Flow	Pension	Postretirement	Comprehensive
	Adjustment (1)	Hedges	Liability	Benefit Plans	Income
Balance at December 31, 2005	$15,865	$1,887	$(9,628)		$8,124
Before tax income	7,467	1,558	—		9,025
Income tax effect	—	(592)	—		(592)

Other comprehensive income	7,467	966	—		8,433

Balance at March 31, 2006	23,332	2,853	(9,628)		16,557
Before tax income	16,920	943	—		17,863
Income tax effect	—	(358)	—		(358)

Other comprehensive income	16,920	585	—		17,505

Balance at June 30, 2006	$40,252	$3,438	$(9,628)		$34,062

Balance at December 31, 2006	$64,109	$1,557		$(14,935)	$50,731
Before tax income (loss)	2,233	(410)		(215)	1,608
Income tax effect	—	156		90	246

Other comprehensive income (loss)	2,233	(254)		(125)	1,854

Balance at March 31, 2007	66,342	1,303		(15,060)	52,585
Before tax income (loss)	12,039	737		(214)	12,562
Income tax effect	—	(280)		89	(191)

Other comprehensive income (loss)	12,039	457		(125)	12,371

Balance at June 30, 2007	$78,381	$1,760		$(15,185)	$64,956

(1)	Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

     The Company’s total comprehensive income for the three and six-month periods ended June 30, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2007	2006	2007	2006
Net income	$44,771	$32,984	$87,587	$63,496
Other comprehensive income	12,371	17,505	14,225	25,938

Comprehensive income	$57,142	$50,489	$101,812	$89,434

Note 12. Supplemental Cash Flow Information
     In the six-month periods ended June 30, 2007 and 2006, the Company paid $48.7 million and $42.5 million, respectively, to various taxing authorities for income taxes. Interest paid for the same six-month periods of 2007 and 2006, was $13.1 million and $19.0 million, respectively.
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

     The following table provides financial information by business segment for the three and six-month periods ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Compressor and Vacuum Products
Revenues	$354,394	$325,402	$693,251	$643,835
Operating earnings	41,350	33,751	80,312	69,559
Operating earnings as a percentage of revenues	11.7%	10.4%	11.6%	10.8%

Fluid Transfer Products
Revenues	$105,475	$90,910	$208,036	$171,771
Operating earnings	30,158	25,275	59,294	43,883
Operating earnings as a percentage of revenues	28.6%	27.8%	28.5%	25.5%

Reconciliation of Segment Results to Consolidated Results
Total segment operating earnings	$71,508	$59,026	$139,606	$113,442
Interest expense	6,858	9,580	13,595	19,812
Other income, net	(236)	(453)	(789)	(1,140)

Consolidated income before income taxes	$64,886	$49,899	$126,800	$94,770

Note 15. Guarantor Subsidiaries
     The Company’s obligations under its 8% Senior Subordinated Notes due 2013 are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company (the “Guarantor Subsidiaries”). The Company’s subsidiaries that do not guarantee the Senior Subordinated Notes are referred to as the “Non-Guarantor Subsidiaries”. The guarantor condensed consolidating financial data below presents the statements of operations, balance sheets and statements of cash flows data (i) for Gardner Denver, Inc. (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Gardner Denver’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and Non-Guarantor Subsidiaries on a cost basis under which the investments are recorded by each entity owning a portion of another entity at historical cost); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.
     The consolidating statements of operations for the three and six months ended June 30, 2006 have been reclassified to reflect the inclusion of depreciation and amortization expense in cost of sales and selling and administrative expenses (see Note 1, “Summary of Significant Accounting Policies”).

Consolidating Statement of Operations
Three Months Ended June 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$109,075	$125,399	$290,531	$(65,136)	$459,869
Costs and expenses:
Cost of sales	69,565	86,017	215,156	(64,701)	306,037
Selling and administrative expenses	21,637	13,912	46,775	—	82,324
Interest expense	6,994	(2,558)	2,422	—	6,858
Other (income) expense, net	(822)	(1,639)	2,226	(1)	(236)

Total costs and expenses	97,374	95,732	266,579	(64,702)	394,983

Income before income taxes	11,701	29,667	23,952	(434)	64,886
Provision for income taxes	3,276	10,000	6,839	—	20,115

Net income	$8,425	$19,667	$17,113	$(434)	$44,771

Consolidating Statement of Operations
Three Months Ended June 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$110,240	$107,036	$242,730	$(43,694)	$416,312
Costs and expenses:
Cost of sales	72,935	77,722	175,423	(44,091)	281,989
Selling and administrative expenses	19,414	14,335	41,548	—	75,297
Interest expense	9,175	(2,203)	2,608	—	9,580
Other (income) expense, net	(747)	(1,465)	1,759	—	(453)

Total costs and expenses	100,777	88,389	221,338	(44,091)	366,413

Income before income taxes	9,463	18,647	21,392	397	49,899
Provision for income taxes	3,596	7,079	6,240	—	16,915

Net income	$5,867	$11,568	$15,152	$397	$32,984

Consolidating Statement of Operations
Six Months Ended June 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$221,424	$244,042	$563,306	$(127,485)	$901,287
Costs and expenses:
Cost of sales	142,449	168,642	413,152	(125,715)	598,528
Selling and administrative expenses	42,537	27,967	92,649	—	163,153
Interest expense	13,940	(4,964)	4,619	—	13,595
Other (income) expense, net	(1,300)	(3,158)	3,669	—	(789)

Total costs and expenses	197,626	188,487	514,089	(125,715)	774,487

Income before income taxes	23,798	55,555	49,217	(1,770)	126,800
Provision for income taxes	8,068	23,320	7,825	—	39,213

Net income	$15,730	$32,235	$41,392	$(1,770)	$87,587

Consolidating Statement of Operations
Six Months Ended June 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$219,385	$213,291	$467,026	$(84,096)	$815,606
Costs and expenses:
Cost of sales	147,781	152,923	331,336	(83,441)	548,599
Selling and administrative expenses	41,123	28,561	83,881	—	153,565
Interest expense	18,942	(4,443)	5,313	—	19,812
Other (income) expense, net	(1,403)	(2,527)	2,790	—	(1,140)

Total costs and expenses	206,443	174,514	423,320	(83,441)	720,836

Income before income taxes	12,942	38,777	43,706	(655)	94,770
Provision for income taxes	4,918	14,761	11,595	—	31,274

Net income	$8,024	$24,016	$32,111	$(655)	$63,496

Consolidating Balance Sheet
June 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$8,049	$(3,670)	$67,104	$—	$71,483
Accounts receivable, net	62,695	61,927	177,187	—	301,809
Inventories, net	31,996	66,174	163,803	(3,223)	258,750
Deferred income taxes	11,057	4,660	952	733	17,402
Other current assets	805	4,289	11,993	—	17,087

Total current assets	114,602)	133,380	421,039	(2,490)	666,531

Intercompany (payable) receivable	(262,427	262,970	(463)	(80)	—
Investments in affiliates	912,361	204,667	29	(1,117,028)	29
Property, plant and equipment, net	53,011	50,007	173,292	—	276,310
Goodwill	111,369	187,497	375,746	—	674,612
Other intangibles, net	7,689	43,170	142,610	—	193,469
Other assets	21,514	621	4,679	(5,142)	21,672

Total assets	$958,119	$882,312	$1,116,932	$(1,124,740)	$1,832,623

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$20,637	$—	$6,002	$—	$26,639
Accounts payable and accrued liabilities	59,616	62,668	175,587	(7,270)	290,601

Total current liabilities	80,253	62,668	181,589	(7,270)	317,240

Long-term intercompany (receivable) payable	(40,273)	(33,760)	73,813	220	—
Long-term debt, less current maturities	264,195	77	76,819	—	341,091
Deferred income taxes	—	26,699	44,185	(5,142)	65,742
Other liabilities	57,511	271	75,917	—	133,699

Total liabilities	361,686	55,955	452,323	(12,192)	857,772

Stockholders’ equity:
Common stock	572	—	—	—	572
Capital in excess of par value	511,042	679,955	437,660	(1,117,028)	511,629
Retained earnings	117,284)	130,187	175,616	4,480	427,567
Accumulated other comprehensive (loss) income	(2,592)	16,215	51,333	—	64,956
Treasury stock, at cost	(29,873)	—	—	—	(29,873)

Total stockholders’ equity	596,433	826,357	664,609	(1,112,548)	974,851

Total liabilities and stockholders’ equity	$958,119	$882,312	$1,116,932	$(1,124,740)	$1,832,623

Consolidating Balance Sheet
December 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$5,347	$(573)	$57,557	$—	$62,331
Accounts receivable, net	61,671	54,357	145,087	—	261,115
Inventories, net	31,846	59,218	133,047	956	225,067
Deferred income taxes	8,760	6,750	—	(1,148)	14,362
Other current assets	(772)	5,085	12,530	—	16,843

Total current assets	106,852)	124,837	348,221	(192)	579,718

Intercompany (payable) receivable	(257,370	253,992	2,538	840	—
Investments in affiliates	920,520	215,130	29	(1,135,650)	29
Property, plant and equipment, net	53,438	48,720	174,335	—	276,493
Goodwill	113,441	191,146	372,193	—	676,780
Other intangibles, net	7,915	44,249	144,302	—	196,466
Other assets	17,684	703	4,498	(2,140)	20,745

Total assets	$962,480	$878,777	$1,046,116	$(1,137,142)	$1,750,231

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$20,139	$—	$3,650	$—	$23,789
Accounts payable and accrued liabilities	52,477	86,768	164,605	(10,672)	293,178

Total current liabilities	72,616	86,768	168,255	(10,672)	316,967

Long-term intercompany (receivable) payable	(37,613)	(12,714)	52,587	(2,260)	—
Long-term debt, less current maturities	302,753	77	80,629	—	383,459
Deferred income taxes	—	26,731	41,869	(2,140)	66,460
Other liabilities	52,781	3,036	74,998	—	130,815

Total liabilities	390,537	103,898	418,338	(15,072)	897,701

Stockholders’ equity:
Common stock	564	—	—	—	564
Capital in excess of par value	490,270	683,557	452,679	(1,135,650)	490,856
Retained earnings	109,475	81,091	135,143	13,580	339,289
Accumulated other comprehensive income	544	10,231	39,956	—	50,731
Treasury stock, at cost	(28,910)	—	—	—	(28,910)

Total stockholders’ equity	571,943	774,879	627,778	(1,122,070)	852,530

Total liabilities and stockholders’ equity	$962,480	$878,777	$1,046,116	$(1,137,142)	$1,750,231

Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2007

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$29,443	$1,203	$26,572	$(2,836)	$54,382

Cash flows from investing activities:
Net cash paid in business combinations	(119)	—	—	—	(119)
Capital expenditures	(4,911)	(4,210)	(8,790)	—	(17,911)
Disposals of property, plant and equipment	61	107	170	—	338
Other, net	(17)	17	—	—	—

Net cash used in investing activities	(4,986)	(4,086)	(8,620)	—	(17,692)

Cash flows from financing activities:
Net change in long-term intercompany receivable/payable	3,151	(214)	(5,773)	2,836	—
Principal payments on short-term borrowings	—	—	(13,729)	—	(13,729)
Proceeds from short-term borrowings	—	—	15,973	—	15,973
Principal payments on long-term debt	(85,154)	—	(8,682)	—	(93,836)
Proceeds from long-term debt	46,500	—	2,827	—	49,327
Proceeds from stock option exercises	8,488	—	—	—	8,488
Excess tax benefits from stock-based compensation	6,170	—	—	—	6,170
Purchase of treasury stock	(955)	—	—	—	(955)
Other	—	—	(958)	—	(958)

Net cash (used in) provided by financing activities	(21,800)	(214)	(10,342)	2,836	(29,520)

Effect of exchange rate changes on cash and equivalents	45	—	1,937	—	1,982

Increase (decrease) in cash and equivalents	2,702	(3,097)	9,547	—	9,152
Cash and equivalents, beginning of year	5,347	(573)	57,557	—	62,331

Cash and equivalents, end of period	$8,049	$(3,670)	$67,104	$—	$71,483

Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2006

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash (used in) provided by operating activities	$(3,537)	$(2,467)	$32,982	$(3,702)	$23,276

Cash flows from investing activities:
Net cash paid in business combinations	(2,811)	—	(16,660)	—	(19,471)
Capital expenditures	(3,775)	(1,790)	(10,568)	—	(16,133)
Disposals of property, plant and equipment	2,886	824	7,447	—	11,157
Other, net	20	(20)	—	—	—

Net cash used in investing activities	(3,680)	(986)	(19,781)	—	(24,447)

Cash flows from financing activities:
Net change in long-term inter-company receivable/payable	3,124	4,541	(10,234)	2,569	—
Principal payments on short-term borrowings	—	—	(3,979)	—	(3,979)
Proceeds from short-term borrowings	—	—	4,557	—	4,557
Principal payments on long-term debt	(65,038)	—	(32,540)	—	(97,578)
Proceeds from long-term debt	64,500	—	—	—	64,500
Proceeds from stock option exercises	3,945	—	—	—	3,945
Excess tax benefits from stock-based compensation	2,282	—	—	—	2,282
Purchase of treasury stock	(1,223)	—	—	—	(1,223)
Debt issuance Stock	(95)	—	—		(95)
Other	(154)	—	—	—	(154)

Net cash provided by (used in) financing activities	7,341	4,541	(42,196)	2,569	(27,745)

Effect of exchange rate changes on cash and equivalents	(24)	24	5,477	1,133	6,610

Increase (decrease) in cash and equivalents	100	1,112	(23,518)	—	(22,306)
Cash and equivalents, beginning of year	5,557	(369)	105,718	—	110,906

Cash and equivalents, end of period	$5,657	$743	$82,200	$—	$88,600

Note 16. Subsequent Event
     The Company anticipates that its effective income tax rate will decrease in the third quarter of 2007 as a result of adjusting its deferred tax liabilities due to German corporate tax rate reductions announced by the German government in July 2007. The expected resulting decrease to income tax expense is currently estimated to be between $8.0 million and $12.0 million in the third quarter. This adjustment will have no impact on the Company’s cash flows.

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
Results of Operations
Performance in the Quarter Ended June 30, 2007 Compared
with the Quarter Ended June 30, 2006
Revenues
     Revenues increased $43.6 million (10%) to $459.9 million for the three months ended June 30, 2007, compared to the same period of 2006. This increase was primarily due to favorable foreign currency translation (4%), price increases (3%) and volume growth (3%). The increased shipment volume was primarily attributable to organic growth in the Compressor and Vacuum Products segment and higher volume of petroleum pumps.

     For the three months ended June 30, 2007, revenues for the Compressor and Vacuum Products segment increased $29.0 million (9%) to $354.4 million, compared to $325.4 million in 2006. This increase was primarily due to favorable foreign currency translation (4%), volume growth (3%) and price increases (2%). During the second quarter of 2007, demand for Compressor and Vacuum Products remained strong in European and Asian markets and relatively flat in North America, primarily due to lower demand for transportation applications.
     Fluid Transfer Products segment revenues increased $14.6 million (16%) to $105.5 million for the three months ended June 30, 2007, compared to the same period of 2006. This improvement was primarily driven by price increases (10%), volume growth (4%) due to higher shipments of well servicing pumps, partially offset by lower drilling pump shipments, and favorable changes in foreign currency exchange rates (2%).
Costs and Expenses
     Cost of sales as a percentage of revenues improved to 66.5 % in the three-month period ended June 30, 2007, from 67.7% in the comparable period of 2006. Cost of sales in the three-month period of 2006 included a $4.1 million non-recurring charge to depreciation expense in connection with finalization of the fair value of the Thomas property, plant and equipment. The year over year improvement in cost of sales as a percentage of revenues was also attributable to cost reduction initiatives, leveraging fixed and semi-fixed costs over additional production volume, and favorable sales mix. The second quarter of 2007 included a higher percentage of well servicing pump shipments than the previous year and these products have cost of sales percentages below the Company’s average.
     Selling and administrative expenses increased $7.0 million (9%) in the second quarter of 2007 to $82.3 million compared to the same period of 2006. Selling and administrative expenses in the second quarter of 2006 reflected a $2.4 million non-recurring reduction in amortization expense recorded in connection with the finalization of the fair value of the Thomas amortizable intangible assets. The effect of unfavorable changes in foreign currency exchange rates of approximately $3.1 million and higher compensation and benefit expenses were partially offset by cost reductions realized through integration initiatives. As a percentage of revenues, selling and administrative expenses improved to 17.9% for the three-month period ended June 30, 2007, compared to 18.1% for the same period of 2006, as a result of cost control initiatives and leveraging these expenses over higher revenue, partially offset by the unfavorable factors discussed above.
     The Compressor and Vacuum Products segment generated operating earnings of $41.4 million and operating margin of 11.7% in the second quarter of 2007, compared to $33.8 million and 10.4%, respectively, in the second quarter of 2006 (see Note 14 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating earnings to consolidated income before income taxes). This improvement was primarily due to increased leverage of the segment’s fixed and semi-fixed costs over additional revenue, cost reductions realized to date through acquisition integration initiatives, the favorable impact of foreign currency exchange rates and reduced depreciation and amortization expense, net, associated with the finalization of the fair values of the Thomas property, plant and equipment and amortizable intangible assets as discussed above. With regard to integration initiatives, in March 2007, the Company completed the transfer of products manufactured at its Taiwan facility to its existing facility in Wuxi, China. This transfer has improved Wuxi’s manufacturing utilization and contributed to cost savings in the second quarter. The above factors were partially offset by increased material costs and compensation-related expenses.

     The Fluid Transfer Products segment generated operating earnings of $30.2 million and operating margin of 28.6% in the second quarter of 2007, compared to $25.3 million and 27.8%, respectively, in the second quarter of 2006 (see Note 14 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating earnings to consolidated income before income taxes). This improvement was primarily due to the positive impact of increased leverage of the segment’s fixed and semi-fixed costs over increased revenue and benefits from capital investments. The above factors were partially offset by increased material costs and compensation-related expenses and lower drilling pump shipments.
     Interest expense decreased $2.7 million (28%) in the second quarter of 2007 compared to the second quarter of 2006 due primarily to significantly lower average debt levels between the two quarterly periods. (See Note 8 “Debt” in the “Notes to Consolidated Financial Statements”).
     The provision for income taxes increased $3.2 million to $20.1 million for the three-month period ending June 30, 2007 compared to $16.9 million for the three-month period ending June 30, 2006, as a result of higher income before income taxes, partially offset by a lower effective tax rate. The Company’s effective tax rate decreased to 31.0% in the second quarter of 2007, compared to 33.9% in the second quarter of 2006, primarily as a result of the favorable resolution of certain previously open tax matters and the effect of tax planning initiatives.
     Net income for the three-month period ending June 30, 2007 totaled $44.8 million, an increase of $11.8 million, or 36%, compared to $33.0 million in the same period of 2006. This improvement resulted from higher income before income taxes and a lower effective income tax rate in the second quarter of 2007 compared to 2006. Diluted earnings per share were $0.83 in the second quarter of 2007, which represents a 34% increase compared to diluted earnings per share of $0.62 for the same period of 2006.
Performance in the Six Months Ended June 30, 2007 Compared
with the Six Months Ended June 30, 2006
Revenues
     Revenues increased $85.7 million (11%) to $901.3 million for the six months ended June 30, 2007, compared to the same period of 2006. This increase was primarily due to favorable foreign currency translation (4%), price increases (4%) and volume growth (3%). The increased shipment volume was primarily attributable to petroleum pumps.
     For the six months ended June 30, 2007, revenues for the Compressor and Vacuum Products segment increased $49.4 million (8%) to $693.3 million, compared to $643.8 million in 2006. This increase was primarily due to favorable foreign currency translation (5%), price increases (2%) and volume growth (1%). During the first six months of 2007, demand for Compressor and Vacuum Products remained strong in European and Asian markets and relatively flat in North America, primarily due to lower demand for transportation applications.
     Fluid Transfer Products segment revenues increased $36.3 million (21%) to $208.0 million for the six months ended June 30, 2007, compared to the same period of 2006. This improvement was primarily driven by price increases (10%), volume growth (9%) due to higher shipments of petroleum pumps, and favorable changes in foreign currency exchange rates (2%).

Costs and Expenses
     Cost of sales as a percentage of revenues improved to 66.4 % in the six-month period ended June 30, 2007, from 67.3% in the comparable period of 2006. Cost of sales in the six-month period of 2006 included a $4.1 million non-recurring charge to depreciation expense in connection with finalization of the fair value of the Thomas property, plant and equipment. The year over year improvement in cost of sales as percentage of revenues was also attributable to cost reduction initiatives, leveraging fixed and semi-fixed costs over additional production volume, and favorable sales mix. The first six months of 2007 included a higher percentage of petroleum pump shipments than the previous year and these products have cost of sales percentages below the Company’s average. These favorable factors were partially offset by declines in productivity related to acquisition integration efforts.
     Selling and administrative expenses increased $9.6 million (6%) in the first half of 2007 to $163.2 million compared to the same period of 2006. Selling and administrative expenses in the first half of 2006 reflected a $2.4 million non-recurring reduction in amortization expense recorded in connection with the finalization of the fair value of the Thomas amortizable intangible assets. The effect of unfavorable changes in foreign currency exchange rates of approximately $6.8 million and higher compensation and benefit expenses were partially offset by cost reductions realized through integration initiatives. As a percentage of revenues, selling and administrative expenses improved to 18.1% for the six-month period ended June 30, 2007, compared to 18.8% for the same period of 2006, as a result of cost control initiatives and leveraging these expenses over higher revenue, partially offset by the unfavorable factors discussed above.
     The Compressor and Vacuum Products segment generated operating earnings of $80.3 million and operating margin of 11.6% in the first half of 2007, compared to $69.6 million and 10.8%, respectively, in the first half of 2006 (see Note 14 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating earnings to consolidated income before income taxes). This improvement was primarily due to increased leverage of the segment’s fixed and semi-fixed costs over additional revenue, cost reductions realized to date through acquisition integration initiatives, the favorable impact of foreign currency exchange rates and reduced depreciation and amortization expense, net, associated with the finalization of the fair values of the Thomas property, plant and equipment and amortizable intangible assets as discussed above. With regard to integration initiatives, in March 2007, the Company completed the transfer of products manufactured at its Taiwan facility to its existing facility in Wuxi, China. This transfer has improved Wuxi’s manufacturing utilization and contributed to cost savings in the first half of 2007. The above factors were partially offset by increased material costs and compensation-related expenses.
     The Fluid Transfer Products segment generated operating earnings of $59.3 million and operating margin of 28.5% in the first half of 2007, compared to $43.9 million and 25.5%, respectively, in the first half of 2006 (see Note 14 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating earnings to consolidated income before income taxes). This improvement was primarily due to the positive impact of increased leverage of the segment’s fixed and semi-fixed costs over increased revenue, benefits from capital investments and favorable sales mix associated with increased sales of petroleum pumps. The above factors were partially offset by increased material costs and compensation-related expenses and lower drilling pump shipments.

     Interest expense decreased $6.2 million (31%) in the first half of 2007 compared to the first half of 2006 due primarily to significantly lower average debt levels between the two six-month periods. (See Note 8 “Debt” in the “Notes to Consolidated Financial Statements”).
     The provision for income taxes increased $7.9 million to $39.2 million for the six-month period ending June 30, 2007 compared to $31.3 million for the six-month period ending June 30, 2006, as a result of higher income before income taxes, partially offset by a lower effective tax rate. The Company’s effective tax rate decreased to 30.9% in the first half of 2007, compared to 33.0% in the first half of 2006 primarily as a result of the favorable resolution of certain previously open tax matters and the effect of tax planning initiatives.
     Net income for the six-month period ending June 30, 2007 totaled $87.6 million, an increase of $24.1 million, or 38%, compared to $63.5 million in the same period of 2006. This improvement resulted from higher income before income taxes and a lower effective income tax rate in the first half of 2007 compared to 2006. Diluted earnings per share were $1.63 in the first half of 2007, which represents a 37% increase compared to diluted earnings per share of $1.19 for the same period of 2006.
Outlook
     In general, the Company believes that demand for compressor and vacuum products tends to correlate to the rate of total industrial capacity utilization and the rate of change of industrial equipment production because air is often used as a fourth utility in the manufacturing process. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the Gross Domestic Product around the world. Generally, demand for the Company’s products used in industrial applications has lagged economic cycle changes by approximately six months. In the first half of 2007, total industrial capacity utilization rates in the U.S., as published by the Federal Reserve Board, remained above 81%. Rates above 80% have historically indicated a good demand environment for industrial equipment such as compressors and blowers.
     The Company expects the industrial production rate of growth to slow or remain relatively flat in the U.S. throughout 2007, offset by growing industrial demand in Europe and on-going strength in Asia. The Company also expects increasing demand in the U.S. and throughout the world for environmental applications, including flue gas desulfurization and flare gas and wastewater treatment. As a result of these growth expectations, the Company believes that the industrial portion of its business will continue to grow in 2007, although at a slower rate than realized in 2006. While the Company has less visibility of the demand for petroleum pumps than at this time last year, it expects the demand for oil and natural gas well servicing pumps and aftermarket parts to grow in 2007, compared to 2006. The Company has invested in key machine tools in order to increase its production capacities accordingly. At this point, the Company anticipates lower demand for drilling pumps in the second half of 2007, but has some flexibility to reduce the levels of previously outsourced production as demand declines.
     In the second quarter of 2007, orders for compressor and vacuum products were $358.1 million, compared to $344.3 million in the same period of 2006. Order backlog for the Compressor and Vacuum Products segment was $393.5 million as of June 30, 2007, compared to $342.9 million as of June 30, 2006. The increase in orders compared to the prior year was due primarily to the favorable effect of changes in foreign currency exchange rates. The Company continues to see strong demand outside of the United States, particularly in Europe and Asia. The increase in backlog compared to the prior year was due to improved demand and the favorable effect of changes in foreign currency exchange rates.

     Demand for petroleum-related fluid transfer products has historically corresponded to market conditions and expectations for oil and natural gas prices. Orders for fluid transfer products were $125.1 million in the second quarter of 2007, compared to $110.4 million in the second quarter of 2006. Quotations for drilling pumps for international rigs have recently increased, but the time associated with securing these orders, compared with North American activity, is significantly longer. Order backlog for the Fluid Transfer Products segment was $178.8 million at June 30, 2007, compared to $193.1 million at June 30, 2006, representing a 7% reduction. The decreases in orders and backlog are primarily associated with lower demand for drilling pumps used on North America land rigs, partially offset by continued growth in demand for well servicing pumps and aftermarket parts and receipt of certain contracts for liquid natural gas and compressed natural gas loading arms that are currently expected to be shipped in the first half of 2008. While demand for well servicing pumps and aftermarket parts is expected to grow throughout the balance of 2007, drilling pump demand is anticipated to remain at the current levels through the remainder of the year. As a result, backlog for the Fluid Transfer Products segment is expected to decline in the second half of 2007 compared to the June 30, 2007 level. Segment revenues for the six-month period ending December 31, 2007 are expected to be less than segment revenues for the six-month period ending June 30, 2007 due to the lower levels of backlog and fewer production days. Segment operating margin is also expected to deteriorate as a result of the unfavorable mix and reduced volume leverage compared to the first half of the year. Future demand for these products will likely be dependent upon rig counts and oil and natural gas prices, which the Company cannot predict. The deterioration in margin is expected to be mitigated somewhat by ongoing demand for well servicing pumps and aftermarket parts and the Company’s ability to bring previously outsourced manufacturing in-house.
     The Company has launched several initiatives aimed at integrating acquisitions and streamlining manufacturing operations. The Company’s product line transfers from Nuremberg, Germany to China and Brazil were substantially completed during the second quarter of 2007. Construction of the facility expansion in China was finished during the third quarter of 2006 and shipments of products previously manufactured in Germany have commenced at both facilities.
     Management has continued the rationalization of the Company’s European blower product lines and manufacturing facilities. Through this project, the Company’s separate blower manufacturing operations located in Schopfheim, Germany were merged, and the Company has relocated the mobile blower product line from Schopfheim to a Gardner Denver facility in the U.K., where other European mobile equipment is currently manufactured. As part of this project, management is also rationalizing the side-channel blower product lines acquired as part of the Nash Elmo and Thomas acquisitions and centralizing production of standard products in the Company’s manufacturing facility in Bad Neustadt, Germany.
     During the second quarter of 2007, the Company relocated blower package assembly operations from Hesingue, France to its facility in Schopfheim Germany, and began integrating certain administrative functions in Europe.
     The Company anticipates that its effective income tax rate will decrease in the third quarter of 2007 as a result of adjusting its deferred tax liabilities due to German corporate tax rate reductions announced by the German government in July 2007 that will become effective beginning in January 2008. The Company anticipates a non-recurring, non-cash reduction to deferred tax liabilities of $8.0 million to $12.0 million as a result of this effective tax rate change, which will be recognized in the third quarter of 2007 and reduce income tax expense during the quarter by the same amount.

Liquidity and Capital Resources
Operating Working Capital
     During the six months ended June 30, 2007, operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $77.0 million to $270.0 million from $193.0 million at December 31, 2006. This increase was driven by higher receivables and inventories and the effect of currency exchange rates. The increase in accounts receivables reflects an increase in days sales in receivables to 60 at June 30, 2007 from 55 at December 31, 2006, and compares with 58 at June 30, 2006. Inventory growth from December 31, 2006 reflected production and supply chain inefficiencies related to manufacturing relocations and higher inventory levels required to support planned increases in production volume and shipments. Inventory turns declined to 4.7 times in the second quarter of 2007 from 4.9 times in the second quarter of 2006.
Cash Flows
     Cash provided by operating activities of $54.4 million in the first six months of 2007 compares with cash provided by operating activities of $23.3 million in the same period of 2006. This improvement primarily reflects the Company’s increased earnings. Cash used to fund operating working capital was $59.7 million in the six-month period of 2007 compared to $65.3 million in the six-month period of 2006. Net cash used in financing activities of $29.5 million in the six-month period of 2007 primarily reflected the use of available cash and cash generated from operating activities to repay long-term borrowings. At June 30, 2007 the Company’s debt to total capital was 27.4%, compared to 32.3% at December 31, 2006 and 42.0% at June 30, 2006.
Capital Expenditures and Commitments
     Capital projects designed to increase operating efficiency and flexibility, expand production capacity, support acquisition integration projects and bring new products to market resulted in expenditures of $17.9 million in the first six months of 2007. This was $1.8 million higher than capital spending in the comparable period in 2006, primarily due to the timing of capital projects and spending related to integration projects. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.
     In October 1998, the Company’s Board of Directors authorized the repurchase of up to 3,200,000 shares of the Company’s common stock to be used for general corporate purposes, of which 420,600 shares remain available for repurchase under this program as of June 30, 2007. The Company has also established a Stock Repurchase Program for its executive officers and directors to provide a means for them to sell the Company’s common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise, grant or vesting of incentive stock options, restricted stock or performance shares. The Company’s Board of Directors has authorized up to 800,000 shares for repurchase under this program, and of this amount, 398,251 shares remain available for repurchase as of June 30, 2007. As of June 30, 2007, a total of 3,181,149 shares have been repurchased at a cost of approximately $23.8 million under both repurchase programs.

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
     The Term Loan has a final maturity of July 1, 2010 and the outstanding principal balance at June 30, 2007 was $116.9 million. The Term Loan requires quarterly principal payments aggregating approximately $10.3 million for the remainder of 2007 and $27.5 million, $48.1 million, and $31.0 million in 2008, 2009 and 2010, respectively.
     The Revolving Line of Credit matures on July 1, 2010. Loans under this facility may be denominated in U.S. dollars or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2005 Credit Agreement. On June 30, 2007, the Revolving Line of Credit had an outstanding principal balance of $96.3 million. In addition, letters of credit in the amount of $11.8 million were outstanding on the Revolving Line of Credit at June 30, 2007, leaving $116.9 million available for future use, subject to the terms of the Revolving Line of Credit.
     The interest rates applicable to loans under the 2005 Credit Agreement are variable and will be, at the Company’s option, the prime rate plus an applicable margin or LIBOR plus an applicable margin. The applicable margin percentages are adjustable quarterly, based upon financial ratio guidelines defined in the 2005 Credit Agreement (See Note 8 “Debt” in the “Notes to Consolidated Financial Statements”).
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

Contractual Obligations and Commitments
     The following table and accompanying disclosures summarize the Company’s significant contractual obligations at June 30, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

	Payments Due by Period
(Dollars in millions)		Balance			After
Contractual Cash Obligations	Total	of 2007	2008 - 2009	2010 - 2011	2011

Debt	$360.2	$15.0	$77.0	$128.5	$139.7
Estimated interest payments (1)	81.4	10.7	26.8	22.2	21.7
Capital leases	7.5	0.2	0.6	0.6	6.1
Operating leases	56.5	8.5	23.0	12.6	12.4
Purchase obligations (2)	226.5	203.2	23.0	0.3	—

Total	$732.1	$237.6	$150.4	$164.2	$179.9

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument. Management expects to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of June 30, 2007. For this reason, these numbers will not provide a complete and reliable indicator of the Company’s expected future cash outflows.
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
     Disclosure of amounts in the above table regarding expected benefit payments in future years for the Company’s pension plans and other postretirement benefit plans is not made due to the ongoing nature of the obligations of these plans. However, in order to inform the reader about expected benefit payments for these plans over the next several years, the Company anticipates annual benefit payments to be in the range of approximately $8.0 million to $9.0 million for the U.S. plans and $5.0 million to $6.0 million for the non-U.S. plans in 2007 and to remain at or near these annual levels for the next several years.
     Net deferred income tax liabilities were $48.3 million as of June 30, 2007. This amount is not included in the “Contractual Cash Obligations” table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.
     The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company’s unrecognized tax benefits were $9.7 million as of June 30, 2007. Disclosure of amounts in the above table regarding expected payments in future years is not made due to the uncertain nature of these unrecognized tax benefits (see Note 3 “Income Taxes” in the “Notes to Consolidated Financial Statements”).
     In the normal course of business, the Company and its subsidiaries are required to provide surety bonds, standby letters of credit or similar instruments to guarantee performance of contractual or legal obligations. As of June 30, 2007, the Company had $54.3 million in such instruments outstanding and had pledged $2.8 million of cash to the issuing financial institutions as collateral for such instruments.
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
Changes in Accounting Principles and Effects of New Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company in the first quarter of 2007. See Note 3, “Income Taxes” in the “Notes to Consolidated Financial Statements” for a discussion of the effect of adoption of FIN 48 on the Company’s financial statements.
     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on the income statement presentation of various types of taxes. The new guidance, Emerging Issues Task Force Issue 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” ("EITF 06-3") applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” The EITF’s decision on gross versus net presentation requires that any such taxes reported on a gross basis be disclosed on an aggregate basis in interim and annual financial statements, for each period for which an income statement is presented, if those amounts are significant. The Company adopted EITF 06-3 effective January 1, 2007. The Company reports revenues net of taxes within the scope of EITF 06-3 and, accordingly, adoption of this issue had no effect on its consolidated financial statements and related disclosures.
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

Cautionary Statements Regarding Forward-Looking Statements
     All of the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16, “Subsequent Events” in the “Notes to Consolidated Financial Statements,” other than historical facts, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements made under the caption “Outlook.” As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations, and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements.
     The following uncertainties and factors, among others, including those set forth under “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2006, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the Company’s exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s compressor and vacuum products; (2) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers; (3) the risks associated with intense competition in the Company’s markets, particularly the pricing of the Company’s products; (4) the ability to effectively integrate acquisitions, including product and manufacturing rationalization initiatives, and realize anticipated cost savings, synergies and revenue enhancements; (5) the ability to attract and retain quality executive management and other key personnel; (6) the ability to continue to identify and complete other strategic acquisitions and effectively integrate such acquisitions to achieve desired financial benefits; (7) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. dollar, the euro, the British pound and the Chinese yuan); (8) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (9) the risks associated with environmental compliance costs and liabilities; (10) the risks associated with pending asbestos and silicosis personal injury lawsuits; (11) risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (12) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; (13) the ability to avoid employee work stoppages and other labor difficulties; (14) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets; and (15) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of its total assets, is impaired. The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, although its situation and circumstances may change in the future.
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
     To effectively manage interest costs, the Company uses interest rate swaps as cash flow hedges of variable-rate interest payments. Including the impact of interest rate swaps outstanding, the interest rates on approximately 56% of the Company’s total borrowings were effectively fixed as of June 30, 2007. Also as part of its hedging strategy, the Company uses purchased option and forward exchange contracts from time to time to minimize the impact of currency fluctuations on transactions, cash flows and firm commitments. These contracts for the sale or purchase of European and other currencies generally mature within one year.
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
     In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the Chairman, President and Chief Executive Officer and the Vice President, Finance and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chairman, President and Chief Executive Officer and the Vice President, Finance and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed, can provide only reasonable assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions is included under Note 13 “Contingencies” to the Company’s Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and under “Contingencies” in Part I, Item 2 of this Quarterly Report on Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the three months ended June 30, 2007 are listed in the following table.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	Paid per Share	or Programs (2)	Programs
April 1, 2007— April 30, 2007	—	N/A	—	826,516
May 1, 2007 — May 31, 2007	14,597	$38.33	7,665	818,851
June 1, 2007 — June 30, 2007	3,468	$42.60	—	818,851

Total	18,065	$39.15	7,665	818,851

(1)	Includes shares exchanged or surrendered in connection with the exercise of options under Gardner Denver’s stock option plans.

(2)	In October 1998, the Company’s Board of Directors authorized the repurchase of up to 3,200,000 shares of the Company’s Common Stock to be used for general corporate purposes. In November 1998 (and as subsequently amended by the Board of Director in November 2001, May 2003 and July 2007), the Company’s Board of Directors authorized the repurchase of up to 800,000 shares of the Company’s Common Stock under a stock repurchase program for Gardner Denver’s executive officers and directors for the purpose of providing means by which executive officers and directors can obtain sufficient funds to meet tax obligations that arise from the exercise, grant or vesting of incentive stock options, restricted stock or performance shares. Both authorizations remain in effect until all the authorized shares are repurchased unless modified by the Board of Directors.

Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held pursuant to notice on May 1, 2007. At the Annual Meeting, Frank J. Hansen, Thomas M. McKenna, Diane K. Schumacher and Charles L. Szews were elected to serve as directors for a three-year term expiring in 2010. There were 48,641,915 affirmative votes cast, 761,914 votes against and no abstaining votes concerning Mr. Hansen’s election as a director; 46,859,068 affirmative votes cast, 2,544,761 votes against and no abstaining votes concerning Mr. McKenna’s election as a director; 48,633,371 affirmative votes cast, 770,458 votes against and no abstaining votes concerning Ms. Schumacher’s election as a director; and 48,232,795 affirmative votes cast, 1,171,034 votes against and no abstaining votes concerning Mr. Szews’ election as a director. The terms of directors Donald G. Barger, Ross J. Centanni, Raymond R. Hipp, David D. Petratis and Richard L. Thompson continued past the Annual Meeting. Stockholders also elected to approve the Amended and Restated Long-Term Incentive Plan. There were 39,591,127 affirmative votes cast, 5,760,076 votes against and 313,799 abstaining votes or non-votes concerning the approval of the Amended and Restated Long-Term Incentive Plan.
Item 6. Exhibits
10	Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of May 18, 2007.

10.1	Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, amended and restated effective as of August 1, 2007.

10.2	Gardner Denver, Inc. Executive and Director Stock Repurchase Program, amended and restated effective July 24, 2007.

11	Statement re: Computation of Earnings Per Share, incorporated herein by reference to Note 10, Earnings per Share, to the Company’s Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

12	Statements re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC.
(Registrant)

Date: August 8, 2007	By:	/s/ Ross J. Centanni
Ross J. Centanni
Chairman, President & CEO

Date: August 8, 2007	By:	/s/ Helen W. Cornell
Helen W. Cornell
Vice President, Finance & CFO

Date: August 8, 2007	By:	/s/ David J. Antoniuk
David J. Antoniuk
Vice President and Corporate
Controller (Principal Accounting Officer)

GARDNER DENVER, INC.
EXHIBIT INDEX

Exhibit
No.	Description

10	Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of May 18, 2007.

10.1	Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, amended and restated effective as of August 1, 2007.

10.2	Gardner Denver, Inc. Executive and Director Stock Repurchase Program, amended and restated effective July 24, 2007.

11	Statement re: Computation of Earnings Per Share, incorporated herein by reference Note 10, Earnings per Share, to the Company’s Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

12	Statements re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.