Form 10-Q
period 2007-09-30
GARDNER DENVER INC
filed 2007-11-07
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,507,236 shares of Common Stock, par value $0.01 per share, as of October 28, 2007.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$457,230	$414,028	$1,358,517	$1,229,634

Cost and expenses:
Cost of sales	308,050	280,429	906,578	829,028
Selling and administrative expenses	81,881	77,903	245,034	231,468
Interest expense	6,566	8,762	20,161	28,574
Other income, net	(443)	(1,015)	(1,232)	(2,155)

Total costs and expenses	396,054	366,079	1,170,541	1,086,915

Income before income taxes	61,176	47,949	187,976	142,719
Provision for income taxes	7,524	15,832	46,737	47,106

Net income	$53,652	$32,117	$141,239	$95,613

Basic earnings per share	$1.00	$0.61	$2.66	$1.83

Diluted earnings per share	$0.99	$0.60	$2.62	$1.79

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$88,834	$62,331
Accounts receivable (net of allowance of $9,507 at September 30, 2007 and $10,314 at December 31, 2006)	295,417	261,115
Inventories, net	266,790	225,067
Deferred income taxes	16,925	14,362
Other current assets	16,948	16,843

Total current assets	684,914	579,718

Property, plant and equipment, net	289,472	276,493
Goodwill	696,893	676,780
Other intangibles, net	206,616	196,466
Other assets	20,330	20,774

Total assets	$1,898,225	$1,750,231

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$23,689	$23,789
Accounts payable	103,895	90,703
Accrued liabilities	206,186	202,475

Total current liabilities	333,770	316,967

Long-term debt, less current maturities	302,685	383,459
Postretirement benefits other than pensions	22,426	22,598
Deferred income taxes	59,813	66,460
Other liabilities	98,203	108,217

Total liabilities	816,897	897,701

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,501,423 and 52,625,999 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	573	564
Capital in excess of par value	513,827	490,856
Retained earnings	481,219	339,289
Accumulated other comprehensive income	115,602	50,731
Treasury stock at cost; 3,758,903 and 3,734,507 shares at September 30, 2007 and December 31, 2006, respectively	(29,893)	(28,910)

Total stockholders’ equity	1,081,328	852,530

Total liabilities and stockholders’ equity	$1,898,225	$1,750,231

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows From Operating Activities
Net income	$141,239	$95,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,796	39,527
Unrealized foreign currency transaction (gain) loss, net	(847)	354
Net loss on asset dispositions	177	51
Stock issued for employee benefit plans	3,583	2,767
Stock-based compensation expense	4,278	4,559
Excess tax benefits from stock-based compensation	(6,253)	(2,925)
Deferred income taxes	(9,783)	(4,787)
Changes in assets and liabilities:
Receivables	(24,826)	(32,639)
Inventories	(30,582)	(16,581)
Accounts payable and accrued liabilities	21,554	(2,212)
Other assets and liabilities, net	(13,864)	3,013

Net cash provided by operating activities	127,472	86,740

Cash Flows From Investing Activities
Net cash paid in business combinations	(205)	(20,057)
Capital expenditures	(32,215)	(26,277)
Disposals of property, plant and equipment	511	11,436
Proceeds on sale of business	679	—

Net cash used in investing activities	(31,230)	(34,898)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(29,685)	(7,997)
Proceeds from short-term borrowings	32,272	8,293
Principal payments on long-term debt	(226,704)	(210,376)
Proceeds from long-term debt	136,180	120,922
Proceeds from stock option exercises	8,748	4,593
Excess tax benefits from stock-based compensation	6,253	2,925
Purchase of treasury stock	(960)	(1,222)
Debt issuance costs	—	(540)
Other	(958)	(158)

Net cash used in financing activities	(74,854)	(83,560)

Effect of exchange rate changes on cash and equivalents	5,115	6,836

Increase (decrease) in cash and equivalents	26,503	(24,882)
Cash and equivalents, beginning of year	62,331	110,906

Cash and equivalents, end of period	$88,834	$86,024

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and amounts described in millions)
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
     The unaudited interim consolidated financial statements should be read in conjunction with the complete consolidated financial statements and notes thereto included in Gardner Denver’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
     Other than as specifically indicated in these “Notes to Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2006.
     In connection with the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007 (see Note 3, “Income Taxes”), the liability established for unrecognized income tax benefits relative to matters not expected to be resolved within twelve months at September 30, 2007 has been classified as a non-current liability. The balance sheet at December 31, 2006 was reclassified to conform to the current presentation and, accordingly, approximately $9.4 million of the liability for unrecognized tax benefits at December 31, 2006 was reclassified from current liabilities to non-current liabilities.
     Effective January 1, 2007, the Company’s presentation of certain expenses within its consolidated statements of operations was changed. Depreciation expense recorded in connection with the manufacture of the Company’s products sold during each reporting period is included in the caption “Cost of sales.” Depreciation expense not associated with the manufacture of the Company’s products and amortization expense are included in the caption “Selling and administrative expenses.” Depreciation and amortization expense were previously combined and reported in the caption “Depreciation and amortization.” The Company believes that this change in classification provides a more meaningful measure of its respective cost of sales and selling and administrative expenses. These reclassifications had no effect on reported consolidated income before income taxes, net income, per share amounts or reportable segment operating earnings. Amounts presented for the three and nine-month periods ended September 30, 2006 have been reclassified to conform to the current classification. The following table provides the reclassified statements of operations and amounts reclassified for the periods indicated.
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

Changes in Accounting Principles and Effects of New Accounting Pronouncements
     In June 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company in the first quarter of 2007.  See Note 3, “Income Taxes,” for a discussion of the effect of adoption of FIN 48 on the Company’s consolidated financial statements.

     In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on the income statement presentation of various types of taxes. The new guidance, Emerging Issues Task Force Issue 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”) applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The presentation of taxes within the scope of this issue on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” The EITF’s decision on gross versus net presentation requires that any such taxes reported on a gross basis be disclosed on an aggregate basis in interim and annual financial statements, for each period for which an income statement is presented, if those amounts are significant. The Company adopted EITF 06-3 effective January 1, 2007. The Company reports revenues and costs net of taxes within the scope of EITF 06-3 and, accordingly, adoption of this issue had no effect on its consolidated financial statements and related disclosures.
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
     In connection with the acquisition of Thomas Industries Inc. (“Thomas”) in 2005, the Company initiated plans to close and consolidate certain former Thomas facilities, primarily in the U.S. and Europe. These plans include various voluntary and involuntary employee termination and relocation programs affecting both salaried and hourly employees and exit costs associated with the sale, lease termination or sublease of certain manufacturing and administrative facilities. The terminations, relocations and facility exits are expected to be substantively completed during 2007. A liability of $17,500 was included in the initial allocation of the Thomas purchase price for the estimated cost of these actions at July 1, 2005 in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Based on finalization of these plans, an estimated total cost of $16,487 was included in the final allocation of the Thomas purchase price. The cost of these plans is comprised of the following:

Voluntary and involuntary employee termination and relocation	$14,454
Lease termination and related costs	1,007
Other	1,026

Total	$16,487

     The following table summarizes the activity in the associated accrual account. Additional amounts accrued (reversed), net, in 2006 were recorded as adjustments to the cost of acquiring Thomas. Amounts reversed in the nine-month period ended September 30, 2007 consisted of $95 recorded as adjustments to the cost of acquiring Thomas and $245 credited to income.

	Termination
	Benefits	Other	Total
Established at July 1, 2005	$16,814	$686	$17,500
Amounts paid	(8,157)	—	(8,157)

Balance at December 31, 2005	8,657	686	9,343
Additional amounts accrued (reversed), net	(2,360)	1,347	(1,013)
Amounts paid	(3,449)	(719)	(4,168)
Other	301	263	564

Balance at December 31, 2006	3,149	1,577	4,726
Amounts reversed	(95)	(245)	(340)
Amounts paid	(1,636)	(1,028)	(2,664)
Other	162	26	188

Balance at September 30, 2007	$1,580	$330	$1,910

Note 3. Income Taxes
     The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $1.3 million in the liability for unrecognized tax benefits, which was accounted for as a $0.7 million increase to retained earnings at January 1, 2007, and a $0.6 million decrease to goodwill at January 1, 2007. As of the date of adoption and after the impact of recognizing the decrease in the liability noted above, the Company’s unrecognized tax benefits totaled $14.0 million. During the first quarter of 2007, the Company resolved certain tax issues that reduced the liability to $11.3 million. During the second quarter of 2007, the Company made payments that further reduced the liability to $9.7 million. During the third quarter of 2007, the statute of limitations expired with respect to the 2003 U.S. federal tax return and the Company made payments that further reduced the liability to $8.8 million. Included in the unrecognized tax benefits at September 30, 2007 are $1.3 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized. The balance of the unrecognized tax benefits, $7.5 million, would be recognized as an adjustment to goodwill.
     The Company expects the following changes to its unrecognized tax benefits within the next twelve months. The U.S. federal statute of limitations will expire on tax reserves totaling $0.3 million; and tax payments on various state reserves totaling $0.4 million are expected to be paid in the fourth quarter of 2007. Accordingly, the total change in the reserve in the next twelve months is expected to be $0.7 million.

     The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize it as part of the provision for income taxes. The Company’s income tax liabilities at September 30, 2007 include approximately $2.1 million of accrued interest, of which approximately $0.7 million relates to goodwill, and no penalties.
     The Company’s U.S. federal income tax returns for the tax years 2004 and beyond remain subject to examination by the U.S. Internal Revenue Service (“IRS”). The IRS in October 2006 announced an examination of an acquired subsidiary, Thomas, for the year 2004. As of the date of this report, the examination has not commenced. The statutes of limitations for the U.S. state tax returns are open beginning with the 2003 and 2004 tax years depending upon whether each state’s extended filing deadline for its 2003 tax return occurs after or before September 30, 2004, except for two states for which the statute has been extended beginning with the 2001 tax year. The statute of limitations for each 2003 tax return will expire during 2007.
     The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2001 being the oldest tax year still open, except as noted below. The Company’s significant operations outside the U.S. are located in the United Kingdom (“U.K.”) and Germany. In the U.K., one inquiry of a tax return for a tax year prior to 2005 remains open. The Company expects to resolve the inquiry without a material change. In Germany, generally, the tax years 2003 and beyond remain subject to examination with the statute of limitations for the 2003 tax year expiring during 2008. An acquired subsidiary group is under audit for the tax years 2000 through 2002. The findings to date are not material. In addition, audits are being conducted in various states and countries for years ranging from 2001 through 2005. To date, no material adjustments have been proposed as a result of these audits.
     The Company’s provision for income taxes and effective tax rate decreased to $7.5 million and 12.3%, respectively, in the three-month period ending September 30, 2007 from $15.8 million and 33.0%, respectively, in the three-month period ending September 30, 2006. This change was due primarily to an approximately $10.5 million non-recurring, non-cash reduction in net deferred tax liabilities recorded in connection with corporate income tax rate reductions in Germany and the U.K. These rate reductions were enacted in the third quarter of 2007 and will become effective in early 2008. The Company’s effective income tax rate in the fourth quarter of 2007 is expected to be approximately 31.0%.
Note 4. Inventories
     Inventories as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006
Raw materials, including parts and subassemblies	$150,514	$125,278
Work-in-process	51,798	38,052
Finished goods	76,951	72,228

	279,263	235,558
Excess of FIFO costs over LIFO costs	(12,473)	(10,491)

Inventories, net	$266,790	$225,067

Note 5. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill attributable to each business segment for the nine-month period ended September 30, 2007, and the year ended December 31, 2006, are presented in the table below. The balances as of December 31, 2005 and 2006 have been revised to reflect the Company’s realignment of its reportable segments in the first quarter of 2006. This revision resulted in a $10.0 million decrease in the previously reported balances for the Compressor and Vacuum Products segment and a corresponding increase in the balances for the Fluid Transfer Products segment. The adjustments to goodwill reflect reallocations of purchase price, primarily related to income tax matters, subsequent to the dates of acquisition for acquisitions completed in prior fiscal years.

	Compressor	Fluid
	& Vacuum	Transfer
	Products	Products	Total
Balance as of December 31, 2005	$573,377	$46,867	$620,244
Acquisitions	—	13,641	13,641
Adjustment to goodwill	(6,181)	12,365	6,184
Foreign currency translation	33,430	3,281	36,711

Balance as of December 31, 2006	600,626	76,154	676,780
Adjustment to goodwill	(16,329)	2	(16,327)
Foreign currency translation	34,875	1,565	36,440

Balance as of September 30, 2007	$619,172	$77,721	$696,893

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	September 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists and relationships	$73,173	$(15,048)	$63,300	$(9,723)
Acquired technology	43,912	(27,119)	40,246	(20,927)
Other	10,750	(3,498)	10,595	(3,787)
Unamortized intangible assets:
Trademarks	124,446	—	116,762	—

Total other intangible assets	$252,281	$(45,665)	$230,903	$(34,437)

     In the third quarter of 2007, certain assets and liabilities associated with the Company’s September 2004 acquisition of nash_elmo Holdings LLC were reclassified from a U.S. dollar subsidiary to various non-U.S. dollar (primarily euro) subsidiaries based on the exchange rate in effect at the acquisition date. The resulting unrealized foreign currency translation gain for the period September 30, 2004 to December 31, 2006 increased the U.S. dollar gross carrying amounts of goodwill by approximately $9.8 million and net identifiable intangible assets by approximately $6.9 million.
     Amortization of intangible assets for the three and nine-month periods ended September 30, 2007 was $3.4 million and $9.7 million, respectively. Amortization of intangible assets for each of the three and nine-month periods ended September 30, 2006 was $2.6 million and $5.8 million, respectively. Finalization of the fair value of the Thomas amortizable intangible assets resulted in a cumulative $3.2 million pre-tax credit to amortization expense in the three-month period ended June 30, 2006. Amortization of intangible assets is anticipated to be approximately $12.0 million annually in 2007 through 2011, based upon current exchange rates.
Note 6. Accrued Product Warranty
     A reconciliation of the changes in the accrued product warranty liability for the three and nine-month periods ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance at beginning of period	$15,461	$17,048	$15,298	$15,254
Product warranty accruals	2,179	3,101	8,705	10,985
Settlements	(3,014)	(3,961)	(9,578)	(10,709)
Effect of foreign currency translation	298	747	499	1,405

Balance at end of period	$14,924	$16,935	$14,924	$16,935

Note 7. Pension and Other Postretirement Benefits
     The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$—	$857	$611	$1,342	$4	$33
Interest cost	877	993	2,751	2,120	353	390
Expected return on plan assets	(1,051)	(1,087)	(3,082)	(2,367)	—	—
Recognition of:
Unrecognized prior-service cost	4	(18)	—	—	(111)	(27)
Unrecognized net actuarial loss (gain)	137	124	101	122	(207)	(56)

Net periodic benefit (income) cost	$(33)	$869	$381	$1,217	$39	$340

	Nine Months Ended September 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Service cost	$—	$2,571	$3,271	$4,026	$12	$99
Interest cost	3,151	2,979	8,120	6,360	1,059	1,170
Expected return on plan assets	(3,401)	(3,261)	(8,707)	(7,101)	—	—
Recognition of:
Unrecognized prior-service cost	12	(54)	—	—	(333)	(81)
Unrecognized net actuarial loss (gain)	139	372	298	366	(621)	(168)

Net periodic benefit (income) cost	$(99)	$2,607	$2,982	$3,651	$117	$1,020

     During the third quarter of 2007, the Company implemented certain revisions to its three defined benefit pension plans (the “Plans”) in the U.K. and adjusted the net periodic benefit cost associated with these plans. These revisions included making a planned one-time contribution of £7.5 million into the Plans, merging the Plans into a single plan, and ceasing future service credits under the combined plan effective August 1, 2007. As from that date, future credits will be earned in a contributory defined contribution plan.
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
Note 8. Debt
     The Company’s debt is summarized as follows:

	September 30,	December 31,
	2007	2006
Short-term debt	$4,506	$1,740

Long-term debt:
Credit Line, due 2010 (1)	$90,813	$109,968
Term Loan, due 2010 (2)	79,785	145,000
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages (3)	10,088	9,635
Variable Rate Industrial Revenue Bonds, due 2018 (4)	8,000	8,000
Capitalized leases and other long-term debt	8,182	7,905

Total long-term debt, including current maturities	321,868	405,508
Current maturities of long-term-debt	19,183	22,049

Total long-term debt, less current maturities	$302,685	$383,459

(1)	The loans under this facility may be denominated in U.S. dollars or several foreign currencies. At September 30, 2007, the outstanding balance consisted of U.S. dollar borrowings of $20,000, euro borrowings of €31,000 and British pound borrowings of £13,000. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency. The weighted-average interest rates were 5.6%, 5.0% and 6.8% as of September 30, 2007 for the U.S. dollar, euro and British pound loans, respectively. The interest rates averaged 6.1%, 4.6% and 6.5% during the first nine months of 2007 for the U.S. dollar, euro and British pound loans, respectively.

(2)	The Term Loan is denominated in U.S. dollars and the interest rate varies with prime and/or LIBOR. At September 30, 2007, this rate was 6.1% and averaged 6.2% during the first nine months of 2007.

(3)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €6,892 at September 30, 2007. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

(4)	The interest rate varies with market rates for tax-exempt industrial revenue bonds. At September 30, 2007, this rate was 3.9% and averaged 3.7% during the first nine months of 2007. These industrial revenue bonds are secured by an $8,100 standby letter of credit.
Note 9. Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-based Payment,” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values. The Company recognizes compensation expense for stock options and restricted stock awards over the requisite service period for vesting of the award or to an employee’s eligible retirement date, if earlier. The following table shows total stock-based compensation expense included in the consolidated statements of operations and the consolidated statements of cash flows for the three and nine-month periods ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Selling and administrative expenses	$658	$953	$4,278	$4,559

Total stock-based compensation expense included in operating expenses	$658	$953	$4,278	$4,559

Income before income taxes	(658)	(953)	(4,278)	(4,559)
Provision for income taxes	92	260	927	1,079

Net income	$(566)	$(693)	$(3,351)	$(3,480)

Basic and diluted earnings per share	$(0.01)	$(0.01)	$(0.06)	$(0.07)

     The following table summarizes the excess tax benefits from stock-based compensation realized during each period indicated and included in the consolidated statements of cash flows.

Net cash provided by operating activities	$(83)	$(643)	$(6,253)	$(2,925)
Net cash used in financing activities	$83	$643	$6,253	$2,925
Plan Descriptions
     Under the Company’s Amended and Restated Long-Term Incentive Plan (the “Incentive Plan”), designated employees and non-employee directors are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock awards or performance shares, as determined by the Management Development and Compensation Committee of the Board of Directors (the “Committee”). Under the Incentive Plan, the grant price of an option is determined by the Committee, but must not be less than the market close price of the Company’s Common Stock on the date of grant. The grant price for options granted prior to May 1, 2007 could not be less than the average of the high and low price of the Company’s Common Stock on the date of grant. The Incentive Plan provides that the term of any option granted may not exceed ten years. There are no vesting provisions tied to performance conditions for any of the outstanding options and restricted stock awards. Vesting for all outstanding options or restricted stock awards is based solely on continued service as an employee or director of the Company and generally vest upon retirement, death or cessation of service due to disability, if earlier.
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
Stock Option Awards
     A summary of the Company’s stock option activity for the nine-month period ended September 30, 2007 is presented in the following table (underlying shares in thousands):

				Weighted-
		Outstanding		Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Life
Outstanding at December 31, 2006	2,422	$15.78
Granted	251	$36.00
Exercised	(760)	$11.52
Forfeited or canceled	(15)	$22.30

Outstanding at September 30, 2007	1,898	$20.13	$35,822	4.3 years

Exercisable at September 30, 2007	1,306	$15.57	$30,587	3.7 years
     The weighted-average estimated grant-date fair values of employee and director stock options granted during the nine-month period ending September 30, 2007 was $12.15. No stock options were granted during the third quarter of 2007 and third quarter of 2006.
     The total pre-tax intrinsic value of stock options exercised during the third quarters of 2007 and 2006 was $0.4 million and $1.8 million, respectively. The total pre-tax intrinsic value of stock options exercised during the first nine months of 2007 and 2006 was $20.5 million and $11.7 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $2.3 million as of September 30, 2007, and will be recognized as expense over a weighted-average period of 1.5 years.

Restricted Stock Awards
     A summary of the Company’s restricted stock activity for the nine-month period ended September 30, 2007 is presented in the following table (underlying shares in thousands):

		Weighted-
	Shares	Average Price
Nonvested at December 31, 2006	45	$30.58
Granted	45	$36.36
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2007	90	$33.43

     The restricted stock awards granted during the first nine months of 2007 cliff vest three years after the date of grant. The restricted stock awards granted in the first quarter of 2007 were valued at the average of the high and low price of the Company’s Common Stock on the date of grant. The restricted stock awards granted subsequent to May 1, 2007 were valued at the market close price of the Company’s Common Stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted stock awards, net of estimated forfeitures, was $0.8 million as of September 30, 2007, which will be recognized as expense over a weighted-average period of 1.9 years.
Valuation Assumptions and Expense under SFAS No. 123(R)
     The fair value of each stock option grant under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions for the periods indicated are noted in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Assumptions:
Risk-free interest rate	N/A	N/A	4.7%	4.7%
Dividend yield	N/A	N/A	—	—
Volatility factor	N/A	N/A	29	27
Expected life (in years)	N/A	N/A	4.9	4.8

Note 10. Earnings Per Share (shares in thousands)
     The following table details the calculation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic Earnings Per Share:
Net income	$53,652	$32,117	$141,239	$95,613
			~~~~~ ~~~~~~~	~~~~~ ~~~~~~
Shares:
Weighted average number of common shares outstanding	53,472	52,436	53,124	52,258

Basic earnings per common share	$1.00	$0.61	$2.66	$1.83

Diluted Earnings Per Share:
Net income	$53,652	$32,117	$141,239	$95,613

Shares:
Weighted average number of common shares outstanding	53,472	52,436	53,124	52,258
Assuming conversion of dilutive stock options issued and outstanding	764	1,112	874	1,147

Weighted average number of common shares outstanding, as adjusted	54,236	53,548	53,998	53,405

Diluted earnings per common share	$0.99	$0.60	$2.62	$1.79

     For the three months ended September 30, 2007 and 2006, respectively, antidilutive options to purchase 144 and 208 weighted-average shares of Common Stock were outstanding. For the nine months ended September 30, 2007 and 2006, respectively, antidilutive options to purchase 200 and 196 weighted-average shares of Common Stock were outstanding. Antidilutive options outstanding were not included in the computation of diluted earnings per share.
Note 11. Accumulated Other Comprehensive Income
     The Company’s other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations (including the foreign currency hedge of the Company’s net investments in foreign operations), unrecognized gains and losses on cash flow hedges (consisting of interest rate swaps) net of income taxes, and changes in the funded status of the Company’s pension and postretirement benefit plans or minimum pension liability.

     The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

		Unrealized
	Foreign	Gains			Accumulated
	Currency	(Losses) on	Minimum	Pension and	Other
	Translation	Cash Flow	Pension	Postretirement	Comprehensive
	Adjustment (1)	Hedges	Liability	Benefit Plans	Income
Balance at December 31, 2005	$15,865	$1,887	$(9,628)		$8,124
Before tax income	7,467	1,558	—		9,025
Income tax effect	—	(592)	—		(592)

Other comprehensive income	7,467	966	—		8,433

Balance at March 31, 2006	23,332	2,853	(9,628)		16,557
Before tax income	16,920	943	—		17,863
Income tax effect	—	(358)	—		(358)

Other comprehensive income	16,920	585	—		17,505

Balance at June 30, 2006	40,252	3,438	(9,628)		34,062
Before tax income (loss)	7,295	(2,821)	—		4,474
Income tax effect	—	1,072	—		1,072

Other comprehensive income (loss)	7,295	(1,749)	—		5,546

Balance at September 30, 2006	$47,547	$1,689	$(9,628)		$39,608

Balance at December 31, 2006	$64,109	$1,557		$(14,935)	$50,731
Before tax income (loss)	2,233	(410)		(215)	1,608
Income tax effect	—	156		90	246

Other comprehensive income (loss)	2,233	(254)		(125)	1,854

Balance at March 31, 2007	66,342	1,303		(15,060)	52,585
Before tax income (loss)	12,039	737		(214)	12,562
Income tax effect	—	(280)		89	(191)

Other comprehensive income (loss)	12,039	457		(125)	12,371

Balance at June 30, 2007	78,381	1,760		(15,185)	64,956
Before tax income (loss)	29,906	(2,072)		(76)	27,758
Income tax effect (2)	—	787		(375)	412

Other comprehensive income (loss)	29,906	(1,285)		(451)	28,170

Cumulative prior period translation adjustment (3)	22,476	—		—	22,476

Balance at September 30, 2007	$130,763	$475		$(15,636)	$115,602

(1)	Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

(2)	The income tax effect relative to pension and postretirement benefit plans in the third quarter of 2007 reflects a reduction in the U.K. income tax rate.

(3)	Represents the cumulative translation gain for the period September 30, 2004 to June 30, 2007 relative to certain assets and liabilities associated with the Company’s 2004 acquisition of nash_elmo Holdings LLC which were moved from a U.S. dollar subsidiary to various non-U.S. dollar (primarily euro) subsidiaries based on the exchange rates in effect at the acquisition date. Approximately $6.8 million of this adjustment relates to the six months ended June 30, 2007 and approximately $15.7 million relates to periods prior to December 31, 2006.

     The Company’s comprehensive income for the three and nine-month periods ended September 30, 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$53,652	$32,117	$141,239	$95,613
Other comprehensive income (1)	28,170	5,546	49,226	31,484

Comprehensive income	$81,822	$37,663	$190,465	$127,097

(1)	The nine months ended September 30, 2007 includes a cumulative translation adjustment of $6,831 related to the six month period ended June 30, 2007 which was recorded in the three month period ended September 30, 2007.
Note 12. Supplemental Information
     In the nine-month periods ended September 30, 2007 and 2006, the Company paid $64.6 million and $51.3 million, respectively, to various taxing authorities for income taxes. Interest paid for the same nine-month periods of 2007 and 2006, was $17.3 million and $24.9 million, respectively.
     The Company selectively uses derivative financial instruments to manage interest costs and foreign currency exchange risks. The Company does not hold derivatives for trading purposes. The fair values of derivative financial instruments are determined based on dealer quotes. The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type:

	September 30, 2007				December 31, 2006
		Average	Average			Average	Average
	Notional	Receive	Pay	Fair	Notional	Receive	Pay	Fair
	Amount	Rate	Rate	Value	Amount	Rate	Rate	Value
Foreign currency forwards	$29,837	N/A	N/A	11	—	N/A	N/A	—
Interest rate swaps	$70,000	5.4%	4.4%	877	70,000	5.4%	4.4%	1,850
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
     The following table provides financial information by business segment for the three and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Compressor and Vacuum Products
Revenues	$359,990	$326,094	$1,053,241	$969,929
Operating earnings	42,322	33,332	122,634	102,891
Operating earnings as a percentage of revenues	11.8%	10.2%	11.6%	10.6%

Fluid Transfer Products
Revenues	$97,240	$87,934	$305,276	$259,705
Operating earnings	24,977	22,364	84,271	66,247
Operating earnings as a percentage of revenues	25.7%	25.4%	27.6%	25.5%

Reconciliation of Segment Results to Consolidated Results
Total segment operating earnings	$67,299	$55,696	$206,905	$169,138
Interest expense	6,566	8,762	20,161	28,574
Other income, net	(443)	(1,015)	(1,232)	(2,155)

Consolidated income before income taxes	$61,176	$47,949	$187,976	$142,719

Note 15. Guarantor Subsidiaries
     The Company’s obligations under its 8% Senior Subordinated Notes due 2013 are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company (the “Guarantor Subsidiaries”). The Company’s subsidiaries that do not guarantee the Senior Subordinated Notes are referred to as the “Non-Guarantor Subsidiaries.” The guarantor condensed consolidating financial data below presents the statements of operations, balance sheets and statements of cash flows data (i) for Gardner Denver, Inc. (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Gardner Denver’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and Non-Guarantor Subsidiaries on a cost basis under which the investments are recorded by each entity owning a portion of another entity at historical cost); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

     The consolidating statements of operations for the three and nine months ended September 30, 2006 have been reclassified to reflect the inclusion of depreciation and amortization expense in cost of sales and selling and administrative expenses (see Note 1, “Summary of Significant Accounting Policies”).
Consolidating Statement of Operations
Three Months Ended September 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$101,116	$119,255	$304,501	$(67,642)	$457,230
Costs and expenses:
Cost of sales	66,902	83,656	224,148	(66,656)	308,050
Selling and administrative expenses	20,051	15,768	46,062	—	81,881
Interest expense	6,488	(2,783)	2,861	—	6,566
Other (income) expense, net	(255)	(2,252)	2,064	—	(443)

Total costs and expenses	93,186	94,389	275,135	(66,656)	396,054

Income before income taxes	7,930	24,866	29,366	(986)	61,176
Provision for income taxes	1,536	7,118	(1,130)	—	7,524

Net income	$6,394	$17,748	$30,496	$(986)	$53,652

Consolidating Statement of Operations
Three Months Ended September 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$107,604	$107,625	$250,853	$(52,054)	$414,028
Costs and expenses:
Cost of sales	73,217	77,959	181,881	(52,628)	280,429
Selling and administrative expenses	20,028	14,154	43,721	—	77,903
Interest expense	8,800	(2,457)	2,419	—	8,762
Other (income) expense, net	(1,036)	(2,064)	2,149	(64)	(1,015)

Total costs and expenses	101,009	87,592	230,170	(52,692)	366,079

Income before income taxes	6,595	20,033	20,683	638	47,949
Provision for income taxes	2,506	7,587	5,739	—	15,832

Net income	$4,089	$12,446	$14,944	$638	$32,117

Consolidating Statement of Operations
Nine Months Ended September 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$322,540	$363,297	$867,807	$(195,127)	$1,358,517
Costs and expenses:
Cost of sales	209,351	252,298	637,300	(192,371)	906,578
Selling and administrative expenses	62,588	43,735	138,711	—	245,034
Interest expense	20,428	(7,747)	7,480	—	20,161
Other (income) expense, net	(1,555)	(5,410)	5,733	—	(1,232)

Total costs and expenses	290,812	282,876	789,224	(192,371)	1,170,541

Income before income taxes	31,728	80,421	78,583	(2,756)	187,976
Provision for income taxes	9,604	30,438	6,695	—	46,737

Net income	$22,124	$49,983	$71,888	$(2,756)	$141,239

Consolidating Statement of Operations
Nine Months Ended September, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$326,989	$320,916	$717,879	$(136,150)	$1,229,634
Costs and expenses:
Cost of sales	220,998	230,882	513,217	(136,069)	829,028
Selling and administrative expenses	61,151	42,715	127,602	—	231,468
Interest expense	27,742	(6,900)	7,732	—	28,574
Other (income) expense, net	(2,439)	(4,591)	4,939	(64)	(2,155)

Total costs and expenses	307,452	262,106	653,490	(136,133)	1,086,915

Income before income taxes	19,537	58,810	64,389	(17)	142,719
Provision for income taxes	7,424	22,348	17,334	—	47,106

Net income	$12,113	$36,462	$47,055	$(17)	$95,613

Consolidating Balance Sheet
September 30, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$8,523	$(2,851)	$83,162	$—	$88,834
Accounts receivable, net	59,317	56,260	179,840	—	295,417
Inventories, net	28,195	69,281	173,602	(4,288)	266,790
Deferred income taxes	11,262	4,261	727	675	16,925
Other current assets	1,487	4,232	11,229	—	16,948

Total current assets	108,784	131,183	448,560	(3,613)	684,914

Intercompany (payable) receivable	(295,612)	296,216	(604)	—	—
Investments in affiliates	917,913	192,366	29	(1,110,279)	29
Property, plant and equipment, net	53,500	49,114	186,858	—	289,472
Goodwill	113,791	177,754	405,348	—	696,893
Other intangibles, net	7,655	48,374	150,587	—	206,616
Other assets	19,230	727	5,384	(5,040)	20,301

Total assets	$925,261	$895,734	$1,196,162	$(1,118,932)	$1,898,225

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$17,185	$—	$6,504	$—	$23,689
Accounts payable and accrued liabilities	58,486	69,337	189,585	(7,327)	310,081

Total current liabilities	75,671	69,337	196,089	(7,327)	333,770

Long-term intercompany (receivable) payable	(29,591)	(54,071)	83,442	220	—
Long-term debt, less current maturities	228,435	77	74,173	—	302,685
Deferred income taxes	—	26,023	38,831	(5,041)	59,813
Other liabilities	57,364	313	62,952	—	120,629

Total liabilities	331,879	41,679	455,487	(12,148)	816,897

Stockholders’ equity:
Common stock	573	—	—	—	573
Capital in excess of par value	513,146	676,497	434,463	(1,110,279)	513,827
Retained earnings	118,270	153,063	206,391	3,495	481,219
Accumulated other comprehensive (loss) income	(8,714)	24,495	99,821	—	115,602
Treasury stock, at cost	(29,893)	—	—	—	(29,893)

Total stockholders’ equity	593,382	854,055	740,675	(1,106,784)	1,081,328

Total liabilities and stockholders’ equity	$925,261	$895,734	$1,196,162	$(1,118,932)	$1,898,225

Consolidating Balance Sheet
December 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$5,347	$(573)	$57,557	$—	$62,331
Accounts receivable, net	61,671	54,357	145,087	—	261,115
Inventories, net	31,846	59,218	133,047	956	225,067
Deferred income taxes	8,760	6,750	—	(1,148)	14,362
Other current assets	(772)	5,085	12,530	—	16,843

Total current assets	106,852	124,837	348,221	(192)	579,718

Intercompany (payable) receivable	(257,370)	253,992	2,538	840	—
Investments in affiliates	920,520	215,130	29	(1,135,650)	29
Property, plant and equipment, net	53,438	48,720	174,335	—	276,493
Goodwill	113,441	191,146	372,193	—	676,780
Other intangibles, net	7,915	44,249	144,302	—	196,466
Other assets	17,684	703	4,498	(2,140)	20,745

Total assets	$962,480	$878,777	$1,046,116	$(1,137,142)	$1,750,231

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$20,139	$—	$3,650	$—	$23,789
Accounts payable and accrued liabilities	52,477	86,768	164,605	(10,672)	293,178

Total current liabilities	72,616	86,768	168,255	(10,672)	316,967

Long-term intercompany (receivable) payable	(37,613)	(12,714)	52,587	(2,260)	—
Long-term debt, less current maturities	302,753	77	80,629	—	383,459
Deferred income taxes	—	26,731	41,869	(2,140)	66,460
Other liabilities	52,781	3,036	74,998	—	130,815

Total liabilities	390,537	103,898	418,338	(15,072)	897,701

Stockholders’ equity:
Common stock	564	—	—	—	564
Capital in excess of par value	490,270	683,557	452,679	(1,135,650)	490,856
Retained earnings	109,475	81,091	135,143	13,580	339,289
Accumulated other comprehensive income	544	10,231	39,956	—	50,731
Treasury stock, at cost	(28,910)	—	—	—	(28,910)

Total stockholders’ equity	571,943	774,879	627,778	(1,122,070)	852,530

Total liabilities and stockholders’ equity	$962,480	$878,777	$1,046,116	$(1,137,142)	$1,750,231

Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2007

		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$75,665	$3,609	$50,453	$(2,255)	$127,472

Cash flows from investing activities:
Net cash paid in business combinations	(205)	—	—	—	(205)
Capital expenditures	(7,747)	(5,856)	(18,612)	—	(32,215)
Disposals of property, plant and equipment	77	151	283	—	511
Other, net	662	38	(21)	—	679

Net cash used in investing activities	(7,213)	(5,667)	(18,350)	—	(31,230)

Cash flows from financing activities:
Net change in long-term intercompany receivable/payable	(782)	(219)	(1,254)	2,255	—
Principal payments on short-term borrowings	—	—	(29,685)	—	(29,685)
Proceeds from short-term borrowings	—	—	32,272	—	32,272
Principal payments on long-term debt	(181,622)	(1)	(45,081)	—	(226,704)
Proceeds from long-term debt	103,042	—	33,138	—	136,180
Proceeds from stock option exercises	8,748	—	—	—	8,748
Excess tax benefits from stock-based compensation	6,253	—	—	—	6,253
Purchase of treasury stock	(960)	—	—	—	(960)
Other	—	—	(958)	—	(958)

Net cash (used in) provided by financing activities	(65,321)	(220)	(11,568)	2,255	(74,854)

Effect of exchange rate changes on cash and equivalents	45	—	5,070	—	5,115

Increase (decrease) in cash and equivalents	3,176	(2,278)	25,605	—	26,503
Cash and equivalents, beginning of year	5,347	(573)	57,557	—	62,331

Cash and equivalents, end of period	$8,523	$(2,851)	$83,162	$—	$88,834

Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash provided by (used in) operating activities	$43,819	$(7,910)	$77,980	$(27,149)	$86,740

Cash flows from investing activities:
Net cash paid in business combinations	(3,397)	—	(16,660)	—	(20,057)
Capital expenditures	(6,901)	(3,331)	(16,045)	—	(26,277)
Disposals of property, plant and equipment	2,888	955	7,593	—	11,436
Other, net	20	(20)	—	—	—

Net cash used in investing activities	(7,390)	(2,396)	(25,112)	—	(34,898)

Cash flows from financing activities:
Net change in long-term intercompany receivable/payable	(2,455)	9,371	(34,065)	27,149	—
Principal payments on short-term borrowings	—	—	(7,997)	—	(7,997)
Proceeds from short-term borrowings	—	—	8,293	—	8,293
Principal payments on long-term debt	(156,501)	—	(53,875)	—	(210,376)
Proceeds from long-term debt	116,000	—	4,922	—	120,922
Proceeds from stock option exercises	4,593	—	—	—	4,593
Excess tax benefits from stock-based compensation	2,925	—	—	—	2,925
Purchase of treasury stock	(1,222)	—	—	—	(1,222)
Debt issuance costs	(540)	—	—	—	(540)
Other	(158)	—	—	—	(158)

Net cash (used in) provided by financing activities	(37,358)	9,371	(82,722)	27,149	(83,560)

Effect of exchange rate changes on cash and equivalents	(24)	(19)	6,879	—	6,836

Decrease in cash and equivalents	(953)	(954)	(22,975)	—	(24,882)
Cash and equivalents, beginning of year	5,557	(369)	105,718	—	110,906

Cash and equivalents, end of period	$4,604	$(1,323)	$82,743	$—	$86,024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, including the financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations, and the interim consolidated financial statements and accompanying notes included in this Report on Form 10-Q.
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
Non-GAAP Financial Measures
     To supplement the Company’s financial information presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”), management, from time to time, uses additional measures to clarify and enhance understanding of past performance and prospects for the future. These measures may exclude, for example, the impact of unique and infrequent items or items outside of management’s control (e.g. foreign currency exchange rates).
Results of Operations
Performance in the Quarter Ended September 30, 2007 Compared
with the Quarter Ended September 30, 2006
Revenues
     Revenues increased $43.2 million (10%) to $457.2 million for the three months ended September 30, 2007, compared with $414.0 million for the same period of 2006. This increase was primarily due to favorable changes in foreign currency exchange rates (4%), price increases (3%) and volume growth (3%). The increased volume was primarily attributable to the Compressor and Vacuum Products segment.
     For the three months ended September 30, 2007, revenues for the Compressor and Vacuum Products segment increased $33.9 million (10%) to $360.0 million, compared to $326.1 million in 2006. This increase was due to favorable changes in foreign currency exchange rates (5%), volume growth (3%) and price increases (2%). Volume growth was driven by strong demand in Europe and Asia and organic growth in most product lines.

     Fluid Transfer Products segment revenues increased $9.3 million (11%) to $97.2 million for the three months ended September 30, 2007, compared to the same period of 2006. This improvement was driven primarily by price increases (9%) and favorable changes in foreign currency exchange rates (2%). Volume was unchanged year over year as increased shipments of well servicing pumps, fuel systems and loading arms were largely offset by lower volume in drilling pumps.
Costs and Expenses
     Cost of sales as a percentage of revenues improved to 67.4% in the three-month period ended September 30, 2007, from 67.7% in the comparable period of 2006 due primarily to the favorable effect of cost reduction initiatives and leveraging fixed and semi-fixed costs over additional revenues.
     Selling and administrative expenses increased $4.0 million (5%) in the third quarter of 2007 to $81.9 million compared to $77.9 million in the same period of 2006. The effect of unfavorable changes in foreign currency exchange rates of approximately $4.1 million and higher compensation and benefit expenses were partially offset by cost reductions realized through integration initiatives. As a percentage of revenues, selling and administrative expenses improved to 17.9% for the three-month period ended September 30, 2007, compared to 18.8% for the same period of 2006, as a result of cost control initiatives and leveraging these expenses over higher revenue, partially offset by the unfavorable factors discussed above.
     The Compressor and Vacuum Products segment generated operating earnings of $42.3 million and operating margin of 11.8% in the third quarter of 2007, compared to $33.3 million and 10.2%, respectively, in the third quarter of 2006 (see Note 14 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating earnings to consolidated income before income taxes). This improvement was primarily due to increased leverage of the segment’s fixed and semi-fixed costs over additional revenue, cost reductions realized to date through acquisition integration initiatives, price increases and the favorable impact of foreign currency exchange rates. Completed integration activities include transfer of product manufacturing from Taiwan to Wuxi, China; relocation of production from Nuremberg, Germany to China and Brazil; manufacturing process improvements in the U.K. and the transfer of production to the U.K. from Germany; and the consolidation of production facilities in the U.S. The above factors were partially offset by increased material costs and compensation-related expenses.
     The Fluid Transfer Products segment generated operating earnings of $25.0 million and operating margin of 25.7% in the third quarter of 2007, compared to $22.4 million and 25.4%, respectively, in the third quarter of 2006 (see Note 14 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating earnings to consolidated income before income taxes). This improvement was primarily due to the positive impact of increased leverage of the segment’s fixed and semi-fixed costs over increased revenue, the benefits from capital investments, price increases and the favorable impact of foreign currency exchange rates. The above factors were partially offset by increased material costs and compensation-related expenses and lower drilling pump shipments.

     Interest expense decreased $2.2 million (25%) in the third quarter of 2007 compared to the third quarter of 2006 due primarily to significantly lower average debt levels between the two quarterly periods. Net principal payments on debt totaled $45.7 million in the third quarter of 2007 and $87.9 million in the first nine months of 2007 (See Note 8 “Debt” in the “Notes to Consolidated Financial Statements”).
     The provision for income taxes and effective tax rate decreased to $7.5 million and 12.3%, respectively, for the three-month period ending September 30, 2007 from $15.8 million and 33.0%, respectively, for the three-month period ending September 30, 2006. This improvement was due primarily to an approximately $10.5 million non-recurring, non-cash reduction in net deferred tax liabilities recorded in connection with corporate income tax rate reductions in Germany and the U.K. These rate reductions were enacted in the third quarter of 2007 and will become effective in early 2008. Excluding the corporate income tax rate reductions discussed above, the Company’s effective tax rate improved to 29.5% in 2007 compared with 33.0% in 2006 as a result of the favorable resolution of certain previously open tax matters and the effect of tax planning initiatives.
     Net income for the three-month period ending September 30, 2007 was $53.7 million, an increase of $21.5 million, or 67%, compared to $32.1 million in the same period of 2006. This improvement was the net result of higher income before income taxes and a lower provision for income taxes in the third quarter of 2007 compared to 2006. Diluted earnings per share were $0.99 in the third quarter of 2007, which represents a 65% increase compared to diluted earnings per share of $0.60 for the same period of 2006.
Performance in the Nine Months Ended September 30, 2007 Compared
with the Nine Months Ended September 30, 2006
Revenues
     Revenues increased $128.9 million (10%) to $1,358.5 million for the nine months ended September 30, 2007, compared to $1,229.6 million in the same period of 2006. This increase was primarily due to favorable changes in foreign currency exchange rates (4%), price increases (3%) and volume growth (3%). The increased volume was attributable to both the Compressor and Vacuum Products segment and the Fluid Transfer Products segment.
     For the nine months ended September 30, 2007, revenues for the Compressor and Vacuum Products segment increased $83.3 million (9%) to $1,053.2 million, compared to $969.9 million in 2006. This increase was primarily due to favorable changes in foreign currency exchange rates (5%), price increases (2%) and volume growth (2%). During the first nine months of 2007, demand for Compressor and Vacuum Products remained strong in European and Asian markets and relatively flat in North America, primarily due to lower demand for products used in transportation applications.
     Fluid Transfer Products segment revenues increased $45.6 million (18%) to $305.3 million for the nine months ended September 30, 2007, compared to $259.7 million in the same period of 2006. This improvement was primarily driven by price increases (10%), volume growth (6%) due to higher shipments of petroleum pumps, and favorable changes in foreign currency exchange rates (2%).

Costs and Expenses
     Cost of sales as a percentage of revenues improved to 66.7% in the nine-month period ended September 30, 2007, from 67.4% in the comparable period of 2006. Cost of sales in the nine-month period of 2006 included a $5.5 million non-recurring charge to depreciation expense in connection with finalization of the fair value of the Thomas property, plant and equipment, of which $2.7 million was associated with the six-month period ended December 31, 2005. The year over year improvement in cost of sales as a percentage of revenues was also attributable to cost reduction initiatives, leveraging fixed and semi-fixed costs over additional revenues, and favorable sales mix. The first nine months of 2007 included a higher percentage of petroleum pump shipments than the previous year and these products have cost of sales percentages below the Company’s average. These favorable factors were partially offset by declines in productivity related to acquisition integration efforts.
     Selling and administrative expenses increased $13.6 million (6%) in the first nine months of 2007 to $245.0 million compared to $231.5 million in the same period of 2006. Selling and administrative expenses in the first nine months of 2006 reflected a $3.2 million non-recurring reduction in amortization expense recorded in connection with the finalization of the fair value of the Thomas amortizable intangible assets, of which $1.6 million was associated with the six-month period ended December 31, 2005. The effect of unfavorable changes in foreign currency exchange rates of approximately $10.9 million and higher compensation and benefit expenses were partially offset by cost reductions realized through integration initiatives. As a percentage of revenues, selling and administrative expenses improved to 18.0% for the nine-month period ended September 30, 2007, compared to 18.8% for the same period of 2006, as a result of cost control initiatives and leveraging these expenses over higher revenue, partially offset by the unfavorable factors discussed above.
     The Compressor and Vacuum Products segment generated operating earnings of $122.6 million and operating margin of 11.6% in the first nine months of 2007, compared to $102.9 million and 10.6%, respectively, in the first nine months of 2006 (see Note 14 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating earnings to consolidated income before income taxes). This improvement was primarily due to increased leverage of the segment’s fixed and semi-fixed costs over additional revenue, cost reductions realized to date through acquisition integration initiatives as discussed under results of operations for the third quarter, price increases, the favorable impact of foreign currency exchange rates and reduced net depreciation and amortization expense associated with the finalization of the fair values of the Thomas property, plant and equipment and amortizable intangible assets as discussed above. The above factors were partially offset by increased material costs and compensation-related expenses.
     The Fluid Transfer Products segment generated operating earnings of $84.3 million and operating margin of 27.6% in the first nine months of 2007, compared to $66.2 million and 25.5%, respectively, in the first nine months of 2006 (see Note 14 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating earnings to consolidated income before income taxes). This improvement was primarily due to the positive impact of increased leverage of the segment’s fixed and semi-fixed costs over increased revenue, benefits from capital investments, price increases, favorable sales mix associated with increased sales of petroleum pumps and the favorable impact of foreign currency exchange rates. The above factors were partially offset by increased material costs and compensation-related expenses and lower drilling pump shipments.
     Interest expense decreased $8.4 million (29%) in the first nine months of 2007 compared to the first nine months of 2006 due primarily to significantly lower average debt levels between the two periods. Net principal payments on debt totaled $87.9 million in the first nine months of 2007 (See Note 8 “Debt” in the “Notes to Consolidated Financial Statements”).

     The provision for income taxes and effective tax rate decreased to $46.7 million and 24.9%, respectively, for the nine-month period ending September 30, 2007 from $47.1 million and 33.0%, respectively, for the nine-month period ending September 30, 2006. This improvement was due primarily to an approximately $10.5 million non-recurring, non-cash reduction in net deferred tax liabilities recorded in connection with corporate income tax rate reductions in Germany and the U.K discussed previously. Excluding the corporate income tax rate reductions discussed above, the Company’s effective tax rate improved to 30.5% in 2007 compared with 33.0% in 2006 as a result of the favorable resolution of certain previously open tax matters and the effect of tax planning initiatives.
     Net income for the nine-month period ending September 30, 2007 was $141.2 million, an increase of $45.6 million, or 48%, compared to $95.6 million in the same period of 2006. This improvement was the net result of higher income before income taxes and a lower provision for income taxes in 2007 compared to 2006. Diluted earnings per share were $2.62 in the first nine months of 2007, which represents a 46% increase compared to diluted earnings per share of $1.79 for the same period of 2006.
Outlook
     In general, the Company believes that demand for compressor and vacuum products tends to correlate to the rate of total industrial capacity utilization and the rate of change of industrial equipment production because air is often used as a fourth utility in the manufacturing process. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the Gross Domestic Product around the world. During 2007, total industrial capacity utilization rates in the U.S., as published by the Federal Reserve Board, remained above 81%. Rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products.
     The Company expects the industrial production rate of growth to slow or remain relatively flat in the U.S. in the fourth quarter of 2007 and throughout 2008, offset by growing industrial demand in Europe and on-going strength in Asia. The Company also expects increasing demand in the U.S. and throughout the world for environmental applications, including flue gas desulfurization and flare gas and wastewater treatment. As a result of these growth expectations, the Company believes that demand for the industrial portion of its business will continue to grow in 2008, although at a slower rate than realized in 2007. While the Company has less visibility of the demand for petroleum pumps than at this time last year, it expects the demand for oil and natural gas well servicing pumps and aftermarket parts to remain stable in 2008, compared to 2007. The Company has invested in key machine tools in order to increase its production capacities accordingly. At this point, the Company anticipates shipments for drilling pumps to continue to decline for the remainder of 2007 and in 2008, but has some flexibility to reduce the levels of previously outsourced production as demand declines.
     In the third quarter of 2007, orders for compressor and vacuum products were $376.4 million, compared to $339.9 million in the same period of 2006. Order backlog (consisting of orders believed to be firm for which a customer purchase order has been received or communicated; since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels) for the Compressor and Vacuum Products segment was $420.7 million as of September 30, 2007, compared to $356.1 million as of September 30, 2006. The increases in orders and backlog compared to the prior year were primarily due to stronger industrial demand and the favorable effect of changes in foreign currency exchange rates. The Company continues to see strong demand outside of the United States, particularly in Europe and Asia. The Company expects orders for its compressor and vacuum products to remain strong through the balance of 2007 and the first half of 2008, driven by demand for engineered products and original equipment manufacturers’ applications on a global basis.

     Future demand for petroleum-related fluid transfer products has historically corresponded to market conditions, rig counts and expectations for oil and natural gas prices, which the Company cannot predict. Orders for fluid transfer products were $99.5 million in the third quarter of 2007, compared to $83.8 million in the third quarter of 2006, representing an increase of 19%. Approximately 16% of this increase was due to strong demand for loading arms and fuel systems. The favorable effect of changes in foreign currency exchange rates contributed the remaining 3%. Quotations for drilling pumps for international rigs have recently increased, but the time associated with securing these orders, compared with North American activity, is significantly longer. Order backlog for the Fluid Transfer Products segment was $184.6 million at September 30, 2007, compared to $189.6 million at September 30, 2006, representing a 3% reduction. The decrease in backlog is primarily associated with lower demand for drilling pumps used on North America land rigs, partially offset by continued growth in demand for aftermarket parts and receipt of certain contracts for liquid natural gas and compressed natural gas loading arms. The Company expects to ship approximately half of these loading arm contracts in the fourth quarter of 2007 and the balance in early 2008.
     While demand for well servicing pumps and aftermarket parts is expected to remain stable in 2008, the Company expects significantly lower shipment volume of drilling pumps in 2008 compared to 2007, reflecting management’s outlook for a relatively stable rig count in North America. As a result, backlog for the Fluid Transfer Products segment is expected to decline in the fourth quarter of 2007 and the first half of 2008 compared to current and prior period levels. Segment revenues for the second half of 2007 are expected to be less than segment revenues for the first half of 2007 due to the lower levels of backlog and fewer production days. Segment operating margin is also expected to deteriorate as a result of the unfavorable mix and reduced volume leverage compared to the first half of the year. The deterioration in margin is expected to be mitigated somewhat by ongoing demand for well servicing pumps and aftermarket parts and the Company’s ability to bring previously outsourced manufacturing in-house. Primarily as a result of the decline in drilling pump shipments, Fluid Transfer Products segment revenues and operating margin are expected to be lower in 2008 compared to 2007.
Liquidity and Capital Resources
Operating Working Capital
     During the nine months ended September 30, 2007, operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $59.1 million to $252.1 million from $193.0 million at December 31, 2006. This increase was driven by higher receivable and inventories and the effect of foreign currency exchange rates. The increase in accounts receivables reflects an increase in days sales in receivables to 59 at September 30, 2007 from 55 at December 31, 2006, and compares with 60 at September 30, 2006. The increase in accounts receivable was somewhat offset by higher customer advance payments (which are included in accrued liabilities) as a result of the increased volume of engineered package sales. Inventory growth from December 31, 2006 reflects production and supply chain inefficiencies related to manufacturing relocations and higher inventory levels required to support planned increases in production volume and shipments. Inventory turns declined to 4.6 times in the third quarter of 2007 from 4.9 times in the third quarter of 2006.

Cash Flows
     Cash provided by operating activities of $127.5 million in the first nine months of 2007 compares with cash provided by operating activities of $86.7 million in the same period of 2006. This improvement primarily reflects the Company’s increased earnings. Cash used to fund operating working capital was $33.9 million in the nine-month period of 2007 compared to $51.4 million in the nine-month period of 2006. Net cash used in financing activities of $74.9 million in the nine-month period of 2007 primarily reflected the use of available cash and cash generated from operating activities to repay long-term borrowings. At September 30, 2007, the Company’s debt to total capital was 23.2%, compared to 32.3% at December 31, 2006 and 38.1% at September 30, 2006.
Capital Expenditures and Commitments
     Capital projects designed to increase operating efficiency and flexibility, expand production capacity, support acquisition integration projects and bring new products to market resulted in expenditures of $32.2 million in the first nine months of 2007. This was $5.9 million higher than capital spending in the comparable period in 2006, primarily due to the timing of capital projects and spending related to integration projects. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.
     In October 1998, the Company’s Board of Directors authorized the repurchase of up to 3,200,000 shares of the Company’s Common Stock to be used for general corporate purposes, of which 420,600 shares remain available for repurchase under this program as of September 30, 2007. The Company has also established a Stock Repurchase Program for its executive officers and directors to provide a means for them to sell the Company’s Common Stock and obtain sufficient funds to meet income tax obligations which arise from the exercise, grant or vesting of incentive stock options, restricted stock or performance shares. The Company’s Board of Directors has authorized up to 800,000 shares for repurchase under this program, and of this amount, 398,251 shares remain available for repurchase as of September 30, 2007. As of September 30, 2007, a total of 3,181,149 shares have been repurchased at a cost of approximately $23.8 million under both repurchase programs.
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
     The Term Loan has a final maturity of July 1, 2010 and the outstanding principal balance at September 30, 2007 was $79.8 million. The Term Loan requires quarterly principal payments aggregating approximately $3.7 million for the remainder of 2007 and $19.6 million, $34.4 million, and $22.1 million in 2008, 2009 and 2010, respectively.
     The Revolving Line of Credit matures on July 1, 2010. Loans under this facility may be denominated in U.S. dollars or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2005 Credit Agreement. On September 30, 2007, the Revolving Line of Credit had an outstanding principal balance of $90.8 million. In addition, letters of credit in the amount of $14.6 million were outstanding on the Revolving Line of Credit at September 30, 2007, leaving $119.6 million available for future use, subject to the terms of the Revolving Line of Credit.

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
Contractual Obligations and Commitments
     The following table and accompanying disclosures summarize the Company’s significant contractual obligations at September 30, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payments Due by Period
(Dollars in millions)		Balance			After
Contractual Cash Obligations	Total	of 2007	2008 - 2009	2010 - 2011	2011

Debt	$318.6	$8.6	$5.5	$114.3	$140.2
Estimated interest payments (1)	77.3	5.7	27.6	22.7	21.3
Capital leases	7.8	0.1	0.6	0.6	6.5
Operating leases	54.0	4.4	23.8	13.0	12.8
Purchase obligations (2)	229.8	168.9	60.9	—	—

Total	$687.5	$187.7	$168.4	$150.6	$180.8

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument. Management expects to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of September 30, 2007. For this reason, these numbers will not provide a complete and reliable indicator of the Company’s expected future cash outflows.

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
     The Company funds its U.S. qualified pension plans in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and IRS regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions and expects to contribute a total of approximately $1.0 million in the aggregate to its U.S. qualified pension plans throughout 2007. Furthermore, the Company expects to contribute a total of approximately $2.4 million in the aggregate to the U.S. postretirement health care benefit plan throughout 2007. Future contributions are dependent upon various factors including benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included as contractual cash obligations in the above table. The Company generally expects to fund all future contributions with cash flows from operating activities.
     The Company’s non-U.S. pension plans are funded in accordance with local laws and income tax regulations. The Company expects to contribute a total of approximately $21.0 million in the aggregate to its non-U.S. qualified pension plans throughout 2007. No amounts have been included in the “Contractual Cash Obligations” table due to the same reasons noted above.
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
     Net deferred income tax liabilities were $42.9 million as of September 30, 2007. This amount is not included in the “Contractual Cash Obligations” table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading because this scheduling would not relate to liquidity needs.
     The Company adopted the provisions of FIN 48 effective January 1, 2007. The Company’s unrecognized tax benefits were $8.8 million as of September 30, 2007. Disclosure of amounts in the above table regarding expected payments in future years is not made due to the uncertain nature of these unrecognized tax benefits (see Note 3 “Income Taxes” in the “Notes to Consolidated Financial Statements”).
     In the normal course of business, the Company and its subsidiaries are required to provide surety bonds, standby letters of credit or similar instruments to guarantee performance of contractual or legal obligations. As of September 30, 2007, the Company had $59.8 million in such instruments outstanding and had pledged $1.8 million of cash to the issuing financial institutions as collateral for such instruments.

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
Cautionary Statements Regarding Forward-Looking Statements
     All of the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than historical facts, are forward-looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements made under the caption “Outlook.” As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations, and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements.
     The following uncertainties and factors, among others, including those set forth under “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2006, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the Company’s exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s compressor and vacuum products; (2) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers; (3) the risks associated with intense competition in the Company’s markets, particularly the pricing of the Company’s products; (4) the ability to effectively integrate acquisitions, including product and manufacturing rationalization initiatives, and realize anticipated cost savings, synergies and revenue enhancements; (5) the ability to attract and retain quality executive management and other key personnel; (6) the ability to continue to identify and complete other strategic acquisitions and effectively integrate such acquisitions to achieve desired financial benefits; (7) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the

U.S. dollar, the euro, the British pound and the Chinese yuan); (8) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (9) the risks associated with environmental compliance costs and liabilities; (10) the risks associated with pending asbestos and silicosis personal injury lawsuits; (11) the risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (12) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; (13) the ability to avoid employee work stoppages and other labor difficulties; (14) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets; and (15) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of its total assets, is impaired. The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, although its situation and circumstances may change in the future.

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
     To effectively manage interest costs, the Company uses interest rate swaps as cash flow hedges of variable-rate interest payments. Including the impact of interest rate swaps outstanding, the interest rates on approximately 63% of the Company’s total borrowings were effectively fixed as of September 30, 2007. Also as part of its hedging strategy, the Company uses purchased option and forward exchange contracts from time to time to minimize the impact of currency fluctuations on transactions, cash flows and firm commitments. These contracts for the sale or purchase of European and other currencies generally mature within one year.
     Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and investment type as of September 30, 2007 and December 31, 2006, are summarized in Note 12, “Supplemental Information,” in the “Notes to Consolidated Financial Statements.”

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
     In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the Chairman, President and Chief Executive Officer and the Vice President, Finance and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Chairman, President and Chief Executive Officer and the Vice President, Finance and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the three months ended September 30, 2007 are listed in the following table.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased (1)	per Share	Programs (2)	Programs

July 1, 2007– July 31, 2007	120	$44.01	—	818,851
August 1, 2007 – August 31, 2007	—	N/A	—	818,851
September 1, 2007 – September 30, 2007	—	N/A	—	818,851

Total	120	$44.01	—	818,851

(1)	Includes shares exchanged or surrendered in connection with the exercise of options under Gardner Denver’s stock option plans.

(2)	In October 1998, the Company’s Board of Directors authorized the repurchase of up to 3,200,000 shares of the Company’s Common Stock to be used for general corporate purposes. In November 1998 (and as subsequently amended by the Board of Director in November 2001, May 2003 and July 2007), the Company’s Board of Directors authorized the repurchase of up to 800,000 shares of the Company’s Common Stock under a stock repurchase program for Gardner Denver’s executive officers and directors for the purpose of providing means by which executive officers and directors can obtain sufficient funds to meet tax obligations that arise from the exercise, grant or vesting of incentive stock options, restricted stock or performance shares. Both authorizations remain in effect until all the authorized shares are repurchased unless modified by the Board of Directors.

Item 6.	Exhibits

11	Statement re: Computation of Earnings Per Share, incorporated herein by reference to Note 10, Earnings per Share, to the Company’s Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

12	Statements re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC.
(Registrant)

Date: November 7, 2007	By:	/s/ Ross J. Centanni
Ross J. Centanni
Chairman, President & CEO

Date: November 7, 2007	By:	/s/ Helen W. Cornell
Helen W. Cornell
Vice President, Finance & CFO

Date: November 7, 2007	By:	/s/ David J. Antoniuk
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