Form 10-K
period 2007-12-31
GARDNER DENVER INC
filed 2008-02-29
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from          to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on June 30, 2007 was approximately $2,239.2 million.

Common stock outstanding at February 22, 2008:  53,086,561 shares.

Documents Incorporated by Reference

Portions of Gardner Denver, Inc. Proxy Statement for its 2008 Annual Meeting of Stockholders (Part III).

Cautionary Statements Regarding Forward-Looking Statements

All of the statements in this Annual Report on Form 10-K, other than historical facts, are forward looking statements made in reliance upon the safe harbor of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements made in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly under the caption “Outlook.” As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations, and beliefs relating to matters that are not historical in nature. Such forward-looking statements are subject to uncertainties and factors relating to Gardner Denver Inc.’s (the “Company” or “Gardner Denver”) operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These uncertainties and factors could cause actual results to differ materially from those matters expressed in or implied by such forward-looking statements. See also Item 1A “Risk Factors.”

The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the Company’s exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s compressor and vacuum products; (2) the risks associated with intense competition in the Company’s market segments, particularly the pricing of the Company’s products; (3) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers; (4) the ability to continue to identify and complete other strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; (5) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the United States (“U.S.”) dollar, the euro, the British pound and the Chinese yuan); (6) the ability to attract and retain quality executive management and other key personnel; (7) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (8) the risk of regulatory noncompliance could have a significant impact on our business; (9) the risks associated with environmental compliance costs and liabilities; (10) the risks associated with pending asbestos and silicosis personal injury lawsuits; (11) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of its total assets, is impaired; (12) the risk that communication or information systems failure may disrupt our business and result in financial loss and liability to our customers; (13) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; and (14) the ability to avoid employee work stoppages and other labor difficulties. The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, although its situation and circumstances may change in the future.

PART I

ITEM 1.	BUSINESS

Service marks, trademarks and/or tradenames and related designs or logotypes owned by Gardner Denver, Inc. or its subsidiaries are shown in italics.

Executive Overview

Gardner Denver, Inc. (“Gardner Denver” or the “Company”) designs, manufactures and markets compressor and vacuum products and fluid transfer products. The Company believes it is one of the world’s leading manufacturers of highly engineered stationary air compressors and blowers for industrial applications. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration and engineered vacuum systems. The Company also supplies pumps and compressors for original equipment manufacturer (“OEM”) applications such as medical equipment, vapor recovery, printing, packaging and laboratory equipment. In addition, the Company designs, manufactures, markets, and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. The Company also manufactures loading arms, swivel joints, couplers and valves used to load and unload ships, tank trucks and rail cars. The Company believes that it is one of the world’s leading manufacturers of reciprocating pumps used in oil and natural gas well drilling, servicing and production and in and loading arms for the transfer of petrochemical products.

For the year ended December 31, 2007, the Company’s revenues were approximately $1.9 billion, of which 77% were derived from sales of compressor and vacuum products while 23% were from sales of fluid transfer products. Approximately 41% of the Company’s total revenues for the year ended December 31, 2007 were derived from sales in the U.S. and approximately 59% were from sales to customers in various countries outside the United States. Of the total non-U.S. sales, 59% were to Europe, 22% to Asia, 5% to Canada, 9% to Latin America and 5% to other regions. See Note 16 “Segment Information” in the “Notes to Consolidated Financial Statements.”

Significant Accomplishments in 2007

The Company has consistently followed a strategic vision with a goal to grow revenues faster than the industry average, and to grow net income faster than revenues. To accomplish this goal, the Company has acquired products and operations that serve global markets, and has focused on integrating these acquisitions to remove excess cost and generate cash. The Company has pursued organic growth through new product development and investing in new technologies and our employees, with a goal of improving our internal efficiencies. Specifically, in 2007 the Company:

•	Increased revenues 12% as a result of organic growth (7%) and the favorable effect of changes in foreign currency exchange rates (5%). The organic growth included volume increases in each of the reportable segments and significant price increases for fluid transfer products.

•	Improved net income 54% as a result of revenue growth, cost reductions achieved primarily through acquisition integration initiatives and a lower effective income tax rate. The lower effective tax rate resulted primarily from non-recurring, non-cash reductions to net deferred tax liabilities related to corporate income tax rate changes in Germany, the United Kingdom and China, which were enacted in 2007 and will become effective in 2008, and foreign tax credits.

•	Generated more than $181 million in net cash from operating activities in 2007, compared to $167 million in 2006.

•	Used cash provided by operating activities to repay more than $125 million of debt.

•	Relocated production of certain liquid ring pumps from Germany to China and laboratory vacuum products from Skokie, Illinois to Monroe, Louisiana and Sheboygan, Wisconsin to reduce costs.

•	Relocated production of certain blower products from Schopfheim, Germany to Bradford, United Kingdom to better use existing capacity. The manufacturing processes remaining in Schopfheim were realigned to improve labor efficiency, increase production volume and reduce inventory.

•	Developed new products and redesigned existing products to enhance features and benefits for customers. The new product introductions included a compressed natural gas loading arm for the marine market and expanding the line of variable speed rotary screw compressors available on a global basis. The Company also completed a redesign of its reciprocating locomotive compressor and introduced a rotary screw locomotive compressor to enable the penetration of key accounts.

Future Initiatives

Management believes that long-term growth in profitability and creation of stockholder value requires focused diversification of the Company’s end markets served, geographic footprint and customer base, and manufacturing excellence. Recognizing that the Company is subject to certain economic cycles, the intent of its strategies is to mitigate the impact of any particular cycle. The pursuit of manufacturing excellence will ensure that the Company is effectively using previous investments in assets to fund future growth initiatives.

Since becoming an independent company in 1994, the Company has actively pursued diversification and has formulated key strategies and action plans to achieve this vision. The Company’s strategic initiatives can provide a consistent source for growth in the future, as they have in the past. Therefore, the Company intends to continue to:

•	Pursue international markets. Non-U.S. revenues, as a percentage of total revenues, have grown to 59% in 2007 from 21% in 1994, the Company’s first year as an independent company. By growing internationally, the Company reduces the impact of an economic down cycle in any one particular country and participates in faster growing regions of the world, such as Asia Pacific.

•	Acquire complementary products, in particular those that provide access to faster growing end market segments, such as medical and environmental applications, or serve to otherwise diversify revenues while providing synergies to generate an appropriate return on the Company’s investment.

•	Embrace new technologies to improve the efficiencies of our operations, whether in production, design, communications or management.

•	Develop new products to bring value to the customer.

•	Reduce costs and eliminate waste to improve asset management and return on invested capital.

•	Focus on manufacturing proprietary products and outsourcing items that are not central to our engineering value proposition.

•	Develop our people, since the organization’s vision and execution of its strategic plan is completely dependent on the capabilities of its staff.

Management believes the continued execution of the Company’s strategies will mitigate the variability of its financial results in the short term, while providing above-average opportunities for growth and return on investment.

History

The Company’s business of manufacturing industrial and petroleum equipment began in 1859 when Robert W. Gardner redesigned the fly-ball governor to provide speed control for steam engines. By 1900, the then Gardner Company had expanded its product line to include steam pumps and vertical high-speed air compressors. In 1927, the Gardner Company merged with Denver Rock Drill, a manufacturer of equipment for oil wells and mining and construction, and became the Gardner-Denver Company. In 1979, the Gardner-Denver Company was acquired by Cooper Industries, Inc. (“Cooper”) and operated as 10 unincorporated divisions. Two of these divisions, the Gardner-Denver Air Compressor Division and the Petroleum Equipment Division, were combined in 1985 to form the Gardner-Denver Industrial Machinery Division (the “Division”). The OPI pump product line was purchased in 1985 and added to the Division. In 1987, Cooper acquired the Sutorbilt and DuroFlow blower product lines and the Joy® industrial compressor product line, which were also consolidated into the Division. Effective December 31,

1993, the assets and liabilities of the Division were transferred by Cooper to the Company, which had been formed as a wholly-owned subsidiary of Cooper. On April 15, 1994, the Company was spun-off as an independent company to the stockholders of Cooper.

Gardner Denver has completed 20 acquisitions since becoming an independent company in 1994. The following table summarizes transactions completed since January 2004.

Date of Acquisition	Acquired Entity	Approximate Transaction Value (USD million)

January 2004	Syltone plc	$113
September 2004	nash_elmo Holdings, LLC	225
June 2005	Bottarini S.p.A.	10
July 2005	Thomas Industries Inc.	484
January 2006	Todo Group	16

In January 2004, the Company acquired Syltone plc (“Syltone”), previously a publicly traded company listed on the London Stock Exchange. Syltone was one of the world’s largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company’s product lines. Syltone was also one of the world’s largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. This acquisition strengthened the Company’s position, particularly in Europe, as the leading global provider of bulk handling solutions for the commercial transportation industry. The acquisition also expanded the Company’s product lines to include loading arms.

In September 2004, the Company acquired nash_elmo Holdings, LLC (“Nash Elmo”). Nash Elmo was a global manufacturer of industrial vacuum pumps and is primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses’ products were complementary to the Company’s Compressor and Vacuum Products segment’s product portfolio.

In June 2005, the Company acquired Bottarini S.p.A. (“Bottarini”), a packager of industrial air compressors located near Milan, Italy. Bottarini’s products were complementary to the Compressor and Vacuum Products segment’s product portfolio.

In July 2005, the Company acquired Thomas Industries Inc. (“Thomas”), previously a New York Stock Exchange listed company traded under the ticker symbol “TII.” Thomas was a leading supplier of pumps, compressors and blowers for OEM applications such as medical equipment, vapor recovery, automotive and transportation applications, printing, packaging and laboratory equipment. Thomas designs, manufactures, markets, sells and services these products through worldwide operations. This acquisition was primarily complementary to the Company’s Compressor and Vacuum Products segment’s product portfolio.

In January 2006, the Company completed the acquisition of the Todo Group (“Todo”). Todo, with assembly operations in Sweden and the United Kingdom, had one of the most extensive offerings of dry-break couplers in the industry. TODO-MATIC self-sealing couplings are used by many of the world’s largest oil, chemical and gas companies to safely and efficiently transfer their products. The Todo acquisition extended the Company’s product line of Emco Wheaton couplers, added as part of the Syltone acquisition in 2004, and strengthened the distribution of each company’s products throughout the world. This acquisition was complementary to the Company’s Fluid Transfer Products segment’s product portfolio.

Markets and Products

A description of the particular products manufactured and sold by Gardner Denver in its two reportable segments as of December 31, 2007 is set forth below. For financial information over the past three years on the Company’s performance by reportable segment and the Company’s international sales, refer to Note 16 “Segment Information” in the “Notes to Consolidated Financial Statements.”

Compressor and Vacuum Products Segment

In the Compressor and Vacuum Products segment, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air compressors; positive displacement, centrifugal and side channel blowers; liquid ring pumps; and single-piece piston reciprocating, diaphragm, and linear compressor and vacuum pumps, primarily serving OEM applications, engineered systems and general industry. The Company also designs, manufactures, markets and services complementary ancillary products. The Company’s sales of compressor and vacuum products for the year ended December 31, 2007 were approximately $1.4 billion.

Compressors are used to increase the pressure of gas, including air, by mechanically decreasing its volume. The Company’s reciprocating compressors range from sub-fractional to 1,500 horsepower and are sold under the Gardner Denver, Champion, Thomas, Bottarini and Belliss & Morcom trademarks. The Company’s rotary screw compressors range from 5 to 680 horsepower and are sold under the Gardner Denver, Bottarini, Electra-Screw, Electra-Saver, Enduro, RotorChamp, Tamrotor and Tempest trademarks.

Blowers and liquid ring pumps are used to produce a high volume of air at low pressure and to produce vacuum. The Company’s positive displacement blowers range from 0 to 36 pounds per square inch gauge (PSIG) pressure and 0 to 29.9 inches of mercury (Hg) vacuum and capacity range of 0 to 43,000 cubic feet per minute (CFM) and are sold under the trademarks Sutorbilt, DuroFlow, CycloBlower, Drum, Wittig, Elmo Rietschle and TurboTron. The Company’s multistage centrifugal blowers are sold under the trademarks Gardner Denver, Lamson and Hoffman and range from 0.5 to 25 PSIG pressure and 0 to 18 inches Hg vacuum and capacity range of 100 to 50,000 CFM. The Company’s side channel blowers range from 0 to 15 PSIG pressure and 26 inches of mercury vacuum and capacity range of 0 to 1,800 CFM and are sold under the Elmo Rietschle trademark. The Company’s sliding vane compressors and vacuum pumps range from 0 to 150 PSIG and 29.9 inches of mercury vacuum and capacity range of 0 to 3,000 CFM and are sold under the Gardner Denver, Elmo Rietschle, Thomas, Welch, Drum and Wittig trademarks. The Company’s engineered vacuum systems are used in industrial cleaning, hospitals, dental offices, general industrial applications and the chemical industry and are sold under the Gardner Denver, Invincible, Thomas, Elmo Rietschle and Cat Vac trademarks. The Company’s liquid ring pumps and engineered systems range from 0 to 150 PSIG and 27.8 inches of mercury vacuum and capacity range of 1,000 to 3,000 CFM and are sold under the Nash and Elmo Rietschle trademarks.

Almost all manufacturing plants and industrial facilities, as well as many service industries, use compressor and vacuum products. The largest customers for the Company’s compressor and vacuum products are durable and non-durable goods manufacturers; process industries (petroleum, primary metals, pharmaceutical, food and paper); OEMs; manufacturers of printing equipment, pneumatic conveying equipment, and dry and liquid bulk transports; wastewater treatment facilities; and automotive service centers and niche applications such as PET bottle blowing, breathing air equipment and compressed natural gas. Manufacturers of machinery and related equipment use stationary compressors for automated systems, controls, materials handling and special machinery requirements. The petroleum, primary metals, pharmaceutical, food and paper industries require compressed air and vacuum for processing, instrumentation, packaging and pneumatic conveying. Blowers are instrumental to local utilities for aeration in treating industrial and municipal waste. Blowers are also used in service industries, for example, residential carpet cleaning to vacuum moisture from carpets during the shampooing and cleaning process. Blowers and sliding vane compressors are used on trucks to vacuum leaves and debris from street sewers and to unload liquid and dry bulk and powder materials such as cement, grain and plastic pellets. Additionally, blowers are used in packaging technologies, medical applications, printing and paper processing and numerous chemical processing applications. Liquid ring pumps are used in many different vacuum applications and engineered systems, such as water removal, distilling, reacting, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, petrochemical and power industries.

As a result of the Thomas acquisition, the Company has a stronger presence in environmental markets such as sewage aeration and vapor recovery. Other strengths of Thomas are in medical, printing, packaging and automotive markets, primarily through custom compressor and pump designs for OEMs. Other Thomas products include Welch laboratory equipment.

The Compressor and Vacuum Products segment operates production facilities around the world including twelve plants in the U.S., six in Germany, three in the United Kingdom, three in China, and one each in Italy, Finland and Brazil. The most significant facilities include owned properties in Quincy, Illinois; Sedalia, Missouri; Peachtree City, Georgia; Sheboygan, Wisconsin; Princeton, Illinois; Bradford and Gloucester, United Kingdom; Zibo and Wuxi, China; Campinas, Brazil; Bad Neustadt, Memmingen, and Schopfheim, Germany; and leased properties in Trumbull, Connecticut; Tampere, Finland; Puchheim and Nuremburg, Germany; and Qing Pu, China.

The Company has nine vehicle fitting facilities in seven countries worldwide. These fitting facilities offer customized vehicle installations of systems, which include compressors, generators, hydraulics, pumps and oil and fuel systems. Typical uses for such systems include road demolition equipment; tire removal, electrical tools and lighting; hydraulic hand tools and high-pressure water jetting pumps. In addition, the Company has eight service and remanufacturing centers in the U.S. and Germany that can perform installation, repair, and maintenance work on certain of the Company’s products and similar equipment.

Fluid Transfer Products Segment

Gardner Denver designs, manufactures, markets and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. This segment also designs, manufactures, markets and services other fluid transfer components and equipment for the chemical, petroleum and food industries. Sales of the Company’s fluid transfer products for the year ended December 31, 2007 were $429 million.

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

Gardner Denver’s other fluid transfer components and equipment include loading arms, swivel joints, storage tank equipment and dry- break couplers used to load and unload ships, tank trucks and rail cars. These products are sold primarily under the Emco Wheaton, TODO and Perolo trademarks.

The Fluid Transfer Products segment operates seven production facilities (including two remanufacturing facilities) in the U.S. and one each in the United Kingdom, Germany, Sweden and Canada. The most significant facilities include owned properties in Tulsa, Oklahoma; Quincy, Illinois; Syracuse, New York; Margate, United Kingdom; Kirchhain, Germany; Toreboda, Sweden and two leased properties in Houston, Texas and one in Oakville, Ontario.

Customers and Customer Service

Gardner Denver sells its products through independent distributors and sales representatives, and directly to OEMs, engineering firms and end-users. The Company has been able to establish strong customer relationships with numerous key OEMs and exclusive supply arrangements with many of its distributors. The Company uses a direct sales force to serve OEM and engineering firm accounts because these customers typically require higher levels of technical assistance, more coordinated shipment scheduling and more complex product service than customers of the Company’s less specialized products. As a significant portion of its products are marketed through independent distribution, the Company is committed to developing and supporting its distribution network of over 1,000 distributors and representatives. The Company has distribution centers that stock parts, accessories and small compressor and vacuum products in order to provide adequate and timely availability. The Company also leases sales office and warehouse space in various locations. Gardner Denver provides its distributors with sales and product literature, technical assistance and training programs, advertising and sales promotions, order-entry and tracking systems and an annual restocking program. Furthermore, the Company participates in major trade shows and has a telemarketing department to generate sales leads and support the distributors’ sales personnel. The Company does not have any customers that individually provide more than 4% of its consolidated revenue, and the loss of any individual customer would not materially affect its consolidated revenues. Fluctuations in revenue are primarily driven by specific industry and market changes.

Gardner Denver’s distributors maintain an inventory of complete units and parts and provide aftermarket service to end-users. There are several hundred field service representatives for Gardner Denver products in the distributor network. The Company’s service personnel and product engineers provide the distributors’ service representatives with technical assistance and field training, particularly with respect to installation and repair of equipment. The Company also provides aftermarket support through its service and remanufacturing facilities in the U.S. and Germany. The service and vehicle fitting facilities provide preventative maintenance programs, repairs, refurbishment, upgrades and spare parts for many of the Company’s products.

The primary OEM accounts for Thomas products are handled directly from the manufacturing locations. Smaller accounts and replacement business are handled through a network of distributors. Outside of the United States and Germany, the Company’s subsidiaries are responsible for sales and service of Thomas products in the countries or regions they serve.

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

Although there are a few large manufacturers of compressor and vacuum products, the marketplace for these products remains highly fragmented due to the wide variety of product technologies, applications and selling channels. Gardner Denver’s principal competitors in sales of compressor and vacuum products include Ingersoll-Rand, Sullair (owned by United Technologies Corporation), Atlas Copco, Quincy Compressor (owned by EnPro Industries), CompAir, Roots, Busch, Becker, SiHi, GHH RAND (owned by Ingersoll-Rand), Civacon and Blackmer Mouvex (both owned by Dover Corporation), and Gast (a division of IDEX). Manufacturers located in China and Taiwan are also becoming major competitors as the products produced in these regions improve in quality and reliability.

The market for fluid transfer products is highly fragmented, although there are a few multinational manufacturers with broad product offerings that are significant. Because Gardner Denver is currently focused on pumps used in oil and natural gas production and well servicing and well drilling, it does not typically compete directly with the major full-line pump manufacturers. The Company’s principal competitors in sales of petroleum pump products include National Oilwell Varco and SPM Flow Control, Inc. (owned by The Weir Group PLC). The Company’s principal competitors in sales of water jetting systems include NLB Corp. (owned by Interpump Group SpA), Jetstream (a division of Federal Signal), WOMA Apparatebau GmbH and Hammelmann Maschinenfabrik GmbH (owned by Interpump Group SpA). The Company’s principal competitors in sales of other fluid transfer components and equipment are OPW Engineered Systems (owned by Dover Corporation) in distribution loading arms; and FMC Technologies and Schwelm Verladetechnik GmbH (SVT) in both marine and distribution loading arms.

Research and Development

The Company’s products are best characterized as mature, with evolutionary technological advances. Technological trends in compressor and vacuum products include development of oil-free air compressors, increased product efficiency, reduction of noise levels and advanced control systems to upgrade the flexibility and precision of regulating pressure and capacity. Emerging compressor and vacuum market niches result from new technologies in plastics extrusion, oil and natural gas well drilling, field gas gathering, mobile and stationary vacuum applications, utility and fiber optic installation and environmental impact minimization, as well as other factors. Trends in fluid transfer products include development of larger horsepower and lighter weight pumps and loading arms to transfer liquid natural gas and compressed natural gas.

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

During the years ended December 31, 2007, 2006, and 2005, the Company spent approximately $35.8 million, $32.8 million, and $22.3 million, respectively, on research activities relating to the development of new products and the improvement of existing products. All such expenditures were funded by the Company.

Manufacturing

In general, the Company’s manufacturing processes involve the precision machining of castings, forgings and bar stock material which are assembled into finished components. These components are sold as finished products or packaged with purchased components into complete systems. Gardner Denver operates thirty-nine manufacturing facilities (including remanufacturing facilities) that utilize a broad variety of processes. At the Company’s manufacturing locations, it maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures, and uses extensive process automation in its manufacturing operations. The Company’s manufacturing facilities extensively employ the use of computer aided numerical control tools, robots and manufacturing techniques that concentrate the equipment necessary to produce similar products or components in one area of the plant (cell manufacturing). One operator using cell manufacturing can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing lead times and the amount of work-in-process and finished product inventories.

Gardner Denver has representatives on the American Petroleum Institute’s working committee and has relationships with standard enforcement organizations such as Underwriters Laboratories, Det Norske Veritas and the Canadian Standard Association. The Company maintains ISO 9001-2000 certification on the quality systems at a majority of its manufacturing and design locations.

Raw Materials and Suppliers

Gardner Denver purchases a wide variety of raw materials to manufacture its products. The Company’s most significant commodity-related exposures are to cast iron, aluminum and steel, which are the primary raw materials used by the Company. Additionally, the Company purchases a large number of motors and, therefore, also has exposure to changes in the price of copper, which is a main component of motors. Such materials are generally available from a number of suppliers. The Company has a limited number of long-term contracts with some of its suppliers of key components, but additionally believes that its sources of raw materials and components are reliable and adequate for its needs. Gardner Denver uses single sources of supply for certain castings, motors and other select engineered components. A disruption in deliveries from a given supplier could therefore have an adverse effect on the Company’s ability to timely meet its commitments to customers. Nevertheless, the Company believes that it has appropriately balanced this risk against the cost of sustaining a greater number of suppliers. Moreover, the Company has sought, and will continue to seek, cost reductions in its purchases of materials and supplies by consolidating purchases, pursuing alternate sources of supply and using online bidding competitions among potential suppliers.

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

In the aggregate, patents and trademarks are of considerable importance to the manufacture and marketing of many of Gardner Denver’s products. However, the Company does not consider any single patent or trademark, or group of patents or trademarks, to be material to its business as a whole, except for the Gardner Denver trademark. Other important trademarks the Company uses include, among others, Aeon, Belliss & Morcom, Bottarini, Champion, CycloBlower, Drum, DuroFlow, Elmo Rietschle, Emco Wheaton, Hoffman, Lamson, Legend, Nash, Oberdorfer, OPI, Sutorbilt, Tamrotor, Thomas, TODO, Webster, Welch and Wittig. Pursuant to trademark license agreements, Cooper has rights to use the Gardner Denver trademark for certain power tools. Gardner Denver has registered its trademarks in the countries where it is deemed necessary or in the Company’s best interest.

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

Employees

As of January 2008, the Company had approximately 6,200 full-time employees. The Company believes that its current relations with employees are satisfactory.

Executive Officers of the Registrant

The following sets forth certain information with respect to Gardner Denver’s executive officers as of February 24, 2008. These officers serve at the pleasure of the Board of Directors.

Name	Position	Age

Ross J. Centanni	Executive Chairman of the Board	62
Barry L. Pennypacker	President and Chief Executive Officer	47
Helen W. Cornell	Executive Vice President, Finance and Chief Financial Officer	49
Tracy D. Pagliara	Executive Vice President, Administration, General Counsel and Secretary	45
J. Dennis Shull	Executive Vice President and General Manager, Compressor Division	59
Richard C. Steber	Vice President and General Manager, Engineered Products Division	57
T. Duane Morgan	Vice President and General Manager, Fluid Transfer Products	58
James J. Kregel	Vice President and General Manager, Thomas Products Division	57
Winfried Kaiser	Vice President and General Manager, Blower Division	52
Bob D. Elkins	Vice President, Chief Information Officer	59

Ross J. Centanni, age 62, was appointed to the position of Executive Chairman of the Board in January 2008. He has served as Chairman of the Board since November 1998 and has been a member of the Board of Directors from the Company’s incorporation in November 1993. In addition, Mr. Centanni served as President and Chief Executive Officer of the Company since its incorporation in 1993 through January 2008. Prior to Gardner Denver’s spin-off from Cooper in April 1994, he was Vice President and General Manager of Gardner Denver’s predecessor, the Gardner-Denver Industrial Machinery Division, where he also served as Director of Marketing from August 1985 to June 1990. He has a B.S. degree in industrial technology and an M.B.A. degree from Louisiana State University. Mr. Centanni is a director of Denman Services, Inc., a privately held supplier of medical products. He is also a member of the Petroleum Equipment Suppliers Association Board of Directors and a member of the Executive Committee of the International Compressed Air and Allied Machinery Committee.

Barry L. Pennypacker, age 47, was appointed President and Chief Executive Officer in January 2008 and as a director in February 2008. He joined Gardner Denver from Westinghouse Air Brake Technologies Corporation (“Wabtec”), a provider of technology-based equipment and services for the rail industry worldwide, where he held a series of Vice President positions with increasing responsibility from 1999 to 2008, most recently as Vice President, Group Executive. Prior to that, he was Director, Worldwide Operations for the Stanley Fastening Systems, an operating unit of Stanley Works, from 1997 to 1999. Mr. Pennypacker also served in a number of senior management positions of increasing responsibility with Danaher Corporation from 1992 to 1997. He holds a Bachelor of Science Degree in Operations Management from Penn State University and an M.B.A. in Operations Research from St. Joseph’s University.

Helen W. Cornell, age 49, was appointed Executive Vice President, Finance and Chief Financial Officer in November 2007. She previously served as Vice President, Finance and Chief Financial Officer from August 2004 until November 2007; Vice President and General Manager, Fluid Transfer Division of Gardner Denver from March 2004 until August 2004; Vice President, Strategic Planning and Operations Support from August 2001 until March 2004; and Vice President, Compressor Operations for the Compressor and Pump Division from April 2000 until August 2001. From November 1993 until accepting her operations role, Ms. Cornell held positions of increasing responsibility as the Corporate Secretary and Treasurer of the Company, serving in the role of Vice President, Corporate Secretary and Treasurer from April 1996 until April 2000. She holds a B.S. degree in accounting from the University of Kentucky and an M.B.A. from Vanderbilt University. She is a Certified Public Accountant and a Certified Management Accountant.

Tracy D. Pagliara, age 45, was appointed Executive Vice President, Administration, General Counsel and Secretary of Gardner Denver in November 2007. He previously served as Vice President, Administration, General Counsel and Secretary of Gardner Denver from March 2004 until November 2007 and as Vice President, General Counsel and Secretary of Gardner Denver from August 2000 until March 2004. Prior to joining Gardner Denver,

Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara, a Certified Public Accountant, has a B.S. degree in accounting and a J.D. degree from the University of Illinois.

J. Dennis Shull, age 59, has been the Executive Vice President and General Manager, Gardner Denver Compressor Division since January 2007. From January 2002 until January 2007, Mr. Shull served as Vice President and General Manager, Gardner Denver Compressor Division. He previously served the Company as Vice President and General Manager, Gardner Denver Compressor and Pump Division from its organization in August 1997 to January 2002. Prior to August 1997, he served as Vice President, Sales and Marketing since the Company’s incorporation in November 1993. From August 1990 until November 1993, Mr. Shull was the Director of Marketing for the Division. Mr. Shull has a B.S. degree in business from Northeast Missouri State University and an M.A. in business from Webster University.

Richard C. Steber, age 57, has been the Vice President and General Manager, Gardner Denver Engineered Products Division since November 2006. He previously served the Company as Vice President and General Manager of the Liquid Ring Pump Division from January 2005 to November 2006 and Vice President and General Manager of the Gardner Denver Fluid Transfer Division (formerly the Gardner Denver Pump Division) from January 2002 until his promotion. Prior to joining Gardner Denver, he was employed by Goulds Pumps, a division of ITT Industries, for twenty-five years, most recently as the President and General Manager for Europe, Middle East and Africa. He previously held positions as Vice President for both the sales and marketing organizations at Goulds Pumps, with domestic and international responsibility. Mr. Steber has a B.S. degree in engineering from the State University of New York College of Environmental Science and Forestry at Syracuse.

T. Duane Morgan, age 58, joined the Company as Vice President and General Manager of the Gardner Denver Fluid Transfer Division in December 2005. Prior to joining Gardner Denver, Mr. Morgan served as President of Process Valves for the Valves & Measurement group (the “Group”) of Cameron International Corporation (“Cameron”). From 2003 to 2005, he served as Vice President and General Manager, Aftermarket Services, for the Group and from 1998 to 2002, he was President of Orbit Valve, a division of the Group. From 1985 to 1998, he served in various capacities in plant and sales management for Cameron, which before 1995 was part of Cooper. Before joining Cooper, he held various positions in finance, marketing and sales with Joy Manufacturing Company and B.F. Goodrich Company. Mr. Morgan holds a B.S. degree in mathematics from McNeese State University and an M.B.A. from Louisiana State University.

James J. Kregel, age 57, was named Vice President and General Manager of the Gardner Denver Thomas Products Division in July 2005, when Gardner Denver announced the completion of the acquisition of Thomas. Mr. Kregel served as Vice President of Worldwide Pumps and Compressors for Thomas at the time of the acquisition. Prior to this, he held the position of Vice President and General Manager of the North American Group for Thomas. Mr. Kregel joined Thomas in 1988 as Director of Marketing. Previous to his employment with Thomas, he was Director of Sales for Tecumseh Products, Inc. Mr. Kregel earned a B.S. degree from the University of Wisconsin and an M.B.A. from Keller Graduate School.

Winfried Kaiser, age 52, was named Vice President and General Manager of the Gardner Denver Blower Division in November 2006. In 2005, he was appointed Managing Director of the Emco Wheaton Loading Systems SBU of the Gardner Denver Fluid Transfer Division. Mr. Kaiser served as Managing Director of Emco Wheaton GmbH prior to Garner Denver’s acquisition of Syltone until his promotion in 2005. He was also a member of the Syltone Executive Board prior to the acquisition. Previous to his employment with the Syltone, he served as Managing Director of WAGWasseraufbereitung GmbH and as Managing Director of Rehman Process Engineering GmbH. Mr. Kaiser holds a Masters degree in Engineering from the Technical University of Darmstadt, Germany.

Bob D. Elkins, age 59, was appointed Vice President, Chief Information Officer, in November 2007. He joined Gardner Denver in January 2004, as Director of Information Technology. In January 2005, he was promoted to Vice President, Information Technology and served in that role until his appointment in 2007. Mr. Elkins has over 20 years experience in Information Technology leadership positions. Prior to joining Gardner Denver, he served as Senior Project Manager for SBI and Company from September 2003 to December 2003. He served as Vice

President, Industry Solutions for Novoforum from July 2000 to September 2002. He served as Director of Information Technology for Halliburton Energy Services from May 1994 to July 2000 and from January 1981 to May 1994 he served as an Associate Partner at Accenture (formerly Andersen Consulting). Mr. Elkins has a B.S. degree in Economics and an M.B.A. in Business Computer Science from Texas A&M University.

Compliance Certifications

The Company has included at Exhibits 31.1 and 31.2 of this Form 10-K for the fiscal year ending December 31, 2007 certificates of the Company’s Chief Executive Officer and Chief Financial Officer certifying the quality of the Company’s public disclosure. The Company’s Chief Executive Officer has also submitted to the New York Stock Exchange (NYSE) a document certifying, without qualification, that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

Environmental Matters

The Company is subject to numerous federal, state, local and foreign laws and regulations relating to the storage, handling, emission, disposal and discharge of materials into the environment. The Company believes that its existing environmental control procedures are adequate and it has no current plans for substantial capital expenditures in this area. Gardner Denver has an environmental policy that confirms its commitment to a clean environment and compliance with environmental laws. Gardner Denver has an active environmental management program aimed at compliance with existing environmental regulations and developing methods to eliminate or significantly reduce the generation of pollutants in the manufacturing processes.

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

As a supplier of capital equipment to a variety of industries, we are adversely affected by general economic downturns. Demand for compressor and vacuum products is dependent upon capital spending by manufacturing, process, and transportation industries. Many of our customers, particularly industrial customers, will delay capital projects, including non-critical maintenance and upgrades, during economic downturns. Demand for some of our fluid transfer products is primarily tied to the number of working and available drilling rigs and oil and natural gas prices. The energy market, in particular, is cyclical in nature as the worldwide demand for oil and natural gas fluctuates. When worldwide demand for these commodities is depressed, the demand for our products used in drilling and recovery applications is reduced.

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

Our primary raw materials, directly and indirectly, are cast iron, aluminum and steel. Although we have a limited number of long-term contracts with key suppliers and are seeking to enter into additional long-term contracts, we do not have long-term contracts with most of our suppliers. Consequently, we are vulnerable to fluctuations in prices of such raw materials. Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of raw materials. We use single sources of supply for certain iron castings, motors and other select engineered components. From time to time in recent years, we have experienced a disruption to our supply deliveries and may experience further supply disruptions. Any such disruption could have a material adverse effect on our ability to timely meet our commitments to customers and, therefore, our operating results.

We may not be able to continue to identify and complete other strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits.

One of our growth strategies is to increase our sales and expand our markets through acquisitions. We have completed 20 acquisitions since becoming an independent company in 1994. We expect to continue making acquisitions if appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Furthermore, our existing operations may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of our existing operations.

Even if we can complete future acquisitions, we face significant challenges in consolidating functions and integrating procedures, personnel, product lines, and operations in a timely and efficient manner. The integration process can be complex and time consuming, may be disruptive to our existing and acquired businesses, and may cause an interruption of, or a loss of momentum in, those businesses. Even if we can successfully complete the integration of acquired businesses into our operations, there is no assurance that anticipated cost savings, synergies, or revenue enhancements will be realized within the expected time frame, or at all.

Economic, political and other risks associated with international sales and operations could adversely affect our business.

For the fiscal year ended December 31, 2007, approximately 59% of our revenues were from customers in countries outside of the United States. We have manufacturing facilities in Germany, the United Kingdom, China, Brazil, Italy, Sweden, Finland and Canada. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Non-U.S. operations and U.S. export sales could be adversely affected as a result of:

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

Our future success depends to a significant degree on the skills, experience and efforts of our executive officers and other key personnel. The loss of the services of any of our executive officers could have an adverse impact. None of our executive officers has an employment agreement. In addition, with the worldwide tightening of labor markets, the availability of highly qualified talent is decreasing and the competition for talent is becoming more intense. However, we provide long-term equity incentives and certain other benefits for our executive officers, including change in control agreements, which provide incentives for them to make a long-term commitment to our company. Our future success will also depend on our ability to attract and retain qualified personnel and a failure to attract and retain new qualified personnel could have an adverse effect on our operations.

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

The risk of regulatory noncompliance could have a significant impact on our business.

Our global operations subject us to regulation by U.S. federal and state laws and multiple foreign laws, regulations and policies, which could result in conflicting legal requirements. Noncompliance with any applicable laws could result in enforcement actions, fines and penalties or the assertion of private litigation. In addition, changes in current legal, regulatory, accounting, tax, data protection, international trade or compliance requirements could adversely affect our operations, revenues and earnings as well as require us to modify our strategic objectives.

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

We believe that the pending lawsuits are not likely to, in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, could cause a different outcome. Accordingly, there can be no assurance that the resolution of pending or future lawsuits will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that those assets are impaired.

As of December 31, 2007, goodwill and other intangible assets represented approximately $891.8 million, or 46.8% of our total assets. Goodwill is generated in an acquisition when the cost of such acquisition exceeds the fair value of the net tangible and identifiable intangible assets acquired. Goodwill and certain other identifiable intangible assets are subject to impairment analyses at least annually. We could be required to recognize reductions in our net income caused by the impairment of goodwill and other intangibles, which, if significant, could materially and adversely affect our results of operations.

Communication or information systems failure may disrupt our business and result in financial loss and liability to our clients.

Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If any of these systems do not function properly, we could suffer financial loss, business disruption, liability to clients, regulatory intervention or damage to our reputation. If our systems are unable to accommodate an increasing volume of transactions, our ability to grow could be limited. Although we have back-up systems in place, we cannot be certain that any systems failure or interruption, whether caused by fire, other natural disaster, power or telecommunications failure, acts of terrorism or war or otherwise will not occur, or that back-up procedures and capabilities in the event of any failure or interruption will be adequate.

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

As of January 2008, we have approximately 6,200 full-time employees. A significant number of our employees, including a large portion of the employees outside of the U.S., are represented by works councils and labor unions. Although we do not anticipate future work stoppages by our union employees, there can be no assurance that work stoppages will not occur. Although we believe that our relations with employees are satisfactory and have not experienced any material work stoppages, we cannot be assured that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations. The occurrence of any of the preceding conditions could impair our ability to manufacture our products and result in increased costs and/or decreased operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

See Item 1 “Business” for information on Gardner Denver’s manufacturing, distribution and service facilities and sales offices. Generally, the Company’s plants are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in 2008. The Company leases sales office and warehouse space in numerous locations worldwide.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions is included under “Contingencies” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information regarding the market for the Company’s common stock and quarterly market price ranges set forth in Note 18 “Quarterly Financial Information (Unaudited)” in the “Notes to Consolidated Financial Statements” is hereby incorporated by reference. There were approximately 6,900 stockholders of record as of December 31, 2007.

Gardner Denver has not paid a cash dividend since its spin-off from Cooper in April 1994 and the Company has no current intention to pay cash dividends in the future. The cash flow generated by the Company is currently used for debt service, capital accumulation and reinvestment. The Company also expects to use its cash flow to repurchase some of its outstanding common stock.

In November 2007, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 2,700,000 shares of the Company’s outstanding common stock. All common stock acquired will be held as treasury stock and will be available for general corporate purposes. This program replaces a previous program authorized in October 1998 for the repurchase of up to 3,200,000 shares of the Company’s common stock, of which 420,600 shares remained available for repurchase. The Company has also established a Stock Repurchase Program for its executive officers and directors to provide a means for them to sell the Company’s common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise, grant or vesting of incentive stock options, restricted stock or performance shares. At December 31, 2007, 398,251 shares remained available for purchase under this program. These programs remain in effect until all the authorized shares are repurchased unless modified by the Board of Directors. Repurchases of equity securities during the fourth quarter of 2007 are listed in the following table.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number		As Part of Publicly	Shares That May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased(1)	Paid per Share	or Programs	Plans or Programs(2)

October 1, 2007 - October 31, 2007	—	n/a	—	818,851
November 1, 2007 - November 30, 2007	—	n/a	—	3,098,251
December 1, 2007 - December 31, 2007	—	n/a	—	3,098,251

Total	—	—	—	3,098,251

(1)	Includes shares exchanged or surrendered in connection with the exercise of options under Gardner Denver’s stock options plans.

(2)	In November 2007, the Board of Directors approved a new share repurchase program to acquire up to 2.7 million shares of Gardner Denver’s common stock.

Stock Performance Graph

The following table compares the cumulative total stockholder return for the Company’s common stock on an annual basis from December 31, 2002 through December 31, 2007 to the cumulative returns for the same periods of the: (a) Standard & Poor’s 500 Stock Index; (b) Standard & Poor’s 600 Index for Industrial Machinery, a pre-established industry index believed by the Company to have a peer group relationship with the Company; and (c) Standard & Poor’s SmallCap 600, an industry index which includes the Company’s common stock. The graph assumes that $100 was invested in Gardner Denver, Inc. common stock and in each of the other indices on December 31, 2002 and that all dividends were reinvested when received. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Years Ended December 31
(Dollars in thousands except per share amounts)	2007	2006(1)	2005(2)	2004(3)	2003

Revenues	$1,868,844	1,669,176	1,214,552	739,539	439,530
Net income	205,104	132,908	66,951	37,123	20,643
Basic earnings per share(4)	3.85	2.54	1.40	0.98	0.64
Diluted earnings per share(4)	3.80	2.49	1.37	0.96	0.63
Long-term debt (excluding current maturities)	263,987	383,459	542,641	280,256	165,756
Total assets	$1,905,607	1,750,231	1,715,060	1,028,609	589,733

(1)	The Company acquired the outstanding shares of Todo in January 2006.

(2)	The Company acquired the outstanding shares of Bottarini and Thomas in June 2005 and July 2005, respectively.

(3)	The Company acquired the outstanding shares of Syltone and Nash Elmo in January 2004 and September 2004, respectively.

(4)	Per share amounts in all years reflect the effect of a two-for-one stock split (in the form of a 100% stock dividend) that was completed on June 1, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has determined its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company evaluates the performance of its reportable segments based on operating income, which is defined as income before interest expense, other income, net, and income taxes. Reportable segment operating income and segment operating margin (defined as segment operating income divided by revenues) are indicative of short-term operational performance and ongoing profitability. Management closely monitors the operating income and operating margin of each business segment to evaluate past performance and actions required to improve profitability.

Management’s Discussion and Analysis

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Amounts presented in this Management’s Discussion and Analysis reflect a change in the presentation of certain expenses within the Company’s consolidated statements of operations. Depreciation expense recorded in connection with the manufacture of the Company’s products sold during each reporting period is now included in the caption “Cost of sales.” Depreciation expense not associated with the manufacture of the Company’s products and amortization expense are now included in the caption “Selling and administrative expenses.” Depreciation and amortization expense were previously combined and reported in the caption “Depreciation and amortization.” In addition, certain operating income and expense items previously included in the caption “Other income, net” have been reclassified to “Selling and administrative expenses.” These items are not material, individually or in the aggregate, to “Selling and administrative expenses.” Non-operating income and expense items, consisting primarily of investment income, continue to be reported in the caption “Other income, net.” The reclassification of operating income and expense items to “Selling and administrative expenses” resulted in a corresponding change in reportable segment operating income (see Note 16 “Segment Information” in the “Notes to Consolidated Financial Statements”). In connection with these reclassifications, the Company added the captions “Gross profit” and “Operating income” to its consolidated statement of operations. The Company believes that this change in presentation provides a more meaningful measure of its cost of sales and selling and administrative expenses and that gross profit and operating income are useful, widely accepted measures of profitability and operating performance. These reclassifications had no effect on reported consolidated income before income taxes, net income or per share amounts.

Overview and Description of Business

The Company designs, manufactures and markets compressor and vacuum products and fluid transfer products. The Company believes it is one of the world’s leading manufacturers of highly engineered stationary air compressors and blowers for industrial applications. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration and engineered vacuum systems. The Company also supplies pumps and compressors for OEM applications such as medical equipment, vapor recovery, printing, packaging and laboratory equipment. In addition, the Company designs, manufactures, markets, and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. The Company also manufactures loading arms, swivel joints, couplers and valves used to load and unload ships, tank trucks and rail cars. The Company believes that it is one of the world’s leading manufacturers of reciprocating pumps used in oil and natural gas well drilling, servicing and production and in loading arms for the transfer of petrochemical products.

Since becoming an independent company in 1994, Gardner Denver has completed 20 acquisitions, growing its revenues from approximately $176 million in 1994 to approximately $1.9 billion in 2007. Of the 20 acquisitions, the three largest, namely Thomas, Nash Elmo and Syltone, were completed since January 1, 2004.

In January 2004, the Company acquired Syltone, previously a publicly traded company listed on the London Stock Exchange. Syltone, previously headquartered in Bradford, United Kingdom, was one of the world’s largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company’s product lines. Syltone was also one of the world’s largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. This acquisition strengthened the Company’s position, particularly in Europe, as the leading global provider of bulk handling solutions for the commercial transportation industry. The acquisition also expanded the Company’s product lines to include loading arms.

In September 2004, the Company acquired Nash Elmo. Nash Elmo, previously headquartered in Trumbull, Connecticut, was a global manufacturer of industrial vacuum pumps and is primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses’ products were complementary to the Company’s Compressor and Vacuum Products segment’s product portfolio. Nash Elmo’s largest markets are in Europe, Asia and North America.

In July 2005, the Company acquired Thomas, previously a New York Stock Exchange listed company traded under the ticker symbol “TII.” Thomas, previously headquartered in Louisville, Kentucky, was a leading supplier of pumps, compressors and blowers for OEM applications such as medical equipment, vapor recovery, automotive and transportation applications, printing, packaging and laboratory equipment. Thomas designs, manufactures, markets, sells and services these products through worldwide operations. This acquisition was primarily complementary to the Company’s Compressor and Vacuum Products segment’s product portfolio.

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

In the Compressor and Vacuum Products segment, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air compressors; positive displacement, centrifugal and side channel blowers; liquid ring pumps; and single-piece piston reciprocating, diaphragm, and linear compressor and vacuum pumps, primarily serving OEM applications, engineered systems and general industry. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. Liquid ring pumps are used in many different vacuum applications and engineered systems, such as water removal, distilling, reacting, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, petrochemical and power industries. Diaphragm, linear and single-piece piston reciprocating compressors and vacuum pumps are used in a variety of OEM applications. The Company also designs, manufactures, markets and services complementary ancillary products. Revenues of the Compressor and Vacuum Products segment constituted 77% of total revenues in 2007.

In the Fluid Transfer Products segment, the Company designs, manufactures, markets and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. This segment also designs, manufactures, markets and services loading arms, couplers and other fluid transfer components and equipment for the chemical, petroleum and food industries. Revenues of the Fluid Transfer Products segment constituted 23% of total revenues in 2007.

The Company sells its products through independent distributors and sales representatives, and directly to OEMs, engineering firms, packagers and end users.

The following table sets forth percentage relationships to revenues of certain line items included in our statement of operations for the years presented.

	2007	2006	2005

Revenues	100.0	100.0	100.0
Cost of sales	66.8	67.1	68.8

Gross profit	33.2	32.9	31.2
Selling and administrative expenses	17.6	18.9	21.1

Operating income	15.6	14.0	10.1
Interest expense	1.4	2.2	2.5
Other income, net	(0.2)	(0.2)	(0.3)

Income before income taxes	14.4	12.0	7.9
Provision for income taxes	3.4	4.0	2.4

Net income	11.0	8.0	5.5

Year Ended December 31, 2007, Compared with Year Ended December 31, 2006

Revenues

Revenues increased $199.7 million, or 12%, to $1,868.8 million in 2007, compared to $1,669.2 million in 2006. This increase was attributable to favorable changes in foreign currency exchange rates ($79.0 million, or 5%), price increases ($52.7 million, or 3%) and volume growth ($68.0 million, or 4%) for both the Compressor and Vacuum Products and Fluid Transfer Products segments. International revenues were 59% of total revenues in 2007 compared to 58% in 2006.

Revenues in the Compressor and Vacuum Products segment increased $129.8 million, or 10%, to $1,440.3 million, compared to $1,310.5 million in 2006. This increase reflects favorable changes in foreign currency exchange rates (5%), volume growth (3%) and price increases (2%). The volume growth was led by strength in European and Asian markets, including OEM applications and low pressure and vacuum products.

Revenues in the Fluid Transfer Products segment increased $69.9 million, or 19%, to $428.5 million, compared to $358.7 million in 2006. This increase reflects price increases (8%), volume growth (8%) and favorable changes in foreign currency exchange rates (3%). The volume growth was attributable to increased shipments of fuel systems, well servicing pumps and loading arms, partially offset by reduced shipments of drilling pumps.

Gross Profit

Gross profit increased $70.6 million, or 13%, to $619.9 million in 2007 compared to $549.3 million in 2006, and as a percentage of revenues was 33.2% in 2007 compared to 32.9% in 2006. The increase in gross profit primarily reflects price increases, volume growth and foreign currency translation. Gross profit as a percentage of revenues was favorably impacted by price increases, a higher percentage of petroleum pump shipments, which have higher gross profit percentages than the Company’s average, cost reductions, operational improvements, leveraging of fixed and semi-fixed costs over additional revenue and the realization of benefits from completed acquisition integration activities, largely offset by lower productivity related to acquisition integration efforts during the first half of 2007. Additionally, gross profit in 2006 was negatively affected by a non-recurring charge to depreciation expense of approximately $5.5 million associated with the finalization of the fair market value of the Thomas property, plant and equipment.

Selling and Administrative Expenses

Selling and administrative expenses increased $13.4 million, or 4%, to $328.4 million in 2007, compared to $315.0 million in 2006. This increase reflects the unfavorable effect of changes in foreign currency exchange rates of approximately $15.8 million and other inflationary factors such as salary increases, partially offset by cost reductions realized through the completion of integration initiatives. Additionally, selling and administrative expenses in 2006 reflected an approximately $3.2 million non-recurring reduction to amortization expense associated with the finalization of the fair market value of the Thomas amortizable intangible assets. As a percentage of revenues, selling and administrative expenses improved to 17.6% in 2007 from 18.9% in 2006 due to increased leverage of these expenses over additional volume and the cost reductions described above.

Operating Income

Consolidated operating income increased $57.2 million, or 24%, to $291.5 million in 2007 compared to $234.3 million in 2006, and as a percentage of revenues increased to 15.6% in 2007 from 14.0% in 2006. These improvements reflect the revenue, gross profit and selling and administrative expense factors discussed above.

The Compressor and Vacuum Products segment generated operating income of $169.7 million and operating margin of 11.8% in 2007, compared to $140.1 million and 10.7%, respectively, in 2006 (see Note 16 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). This improvement was primarily due to higher revenue, increased leverage of the segment’s fixed and semi-fixed costs over additional revenue, cost reductions realized through the completion of acquisition integration initiatives, price increases, the net favorable effect of changes in foreign currency exchange rates and reduced net depreciation and amortization expense associated with the finalization of the fair values of the Thomas property, plant and equipment and amortizable intangible assets as discussed above. The above factors were partially offset by increased material costs and compensation-related expenses.

The Fluid Transfer Products segment generated operating income of $121.9 million and operating margin of 28.4% in 2007, compared to $94.3 million and 26.3%, respectively, in 2006 (see Note 16 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). This improvement was primarily due to higher revenue, increased leverage of the segment’s fixed and semi-fixed costs over additional revenue, benefits from capital investments, price increases, favorable sales mix and the net favorable effect of changes in foreign currency exchange rates. The above factors were partially offset by increased material costs and compensation-related expenses.

Interest Expense

Interest expense of $26.2 million in 2007 declined $11.2 million from $37.4 million in 2006 due primarily to lower average borrowings between the two years, partially offset by a higher weighted average interest rate. Net principal payments on debt totaled $125.2 million in 2007 (see “Consolidated Statements of Cash Flows” and Note 8 “Debt” in the “Notes to Consolidated Financial Statements”). The weighted average interest rate, including the amortization of debt issuance costs, increased to 7.3% during 2007, compared to 6.9% during 2006, due primarily to the greater relative weight of the fixed interest rate on the Company’s 8% Senior Subordinated Notes and increases in the floating-rate indices of the Company’s non-U.S. dollar borrowings.

Other Income, Net

Other income, net, consisting primarily of investment income, decreased $0.5 million to $3.1 million in 2007 compared to $3.6 million in 2006, due primarily to lower average levels of cash and equivalents in 2007.

Provision For Income Taxes

The provision for income taxes and effective income tax rate decreased to $63.3 million and 23.6%, respectively, in 2007 from $67.7 million and 33.7%, respectively, in 2006. This improvement reflects non-recurring, non-cash reductions in net deferred tax liabilities of approximately $10.0 million recorded in connection with corporate income tax rate reductions in Germany, the United Kingdom and China which were enacted in 2007 and will become effective in 2008, foreign tax credits of approximately $8.0 million resulting from the Company’s cash repatriation efforts, and tax reserve reductions of approximately $1.5 million resulting from the favorable resolution of certain previously open tax matters. Excluding these items, the Company’s effective income tax rate would have been approximately 30.8% in 2007.

Net Income

Consolidated net income of $205.1 million increased $72.2 million, or 54%, in 2007 from $132.9 million in 2006. Diluted earnings per share increased 53% to $3.80 in 2007 from $2.49 in 2006. These improvements reflect the operating income, interest expense and income tax items discussed above. The increase in diluted average shares outstanding in 2007 compared to 2006, which was primarily due to shares issued in connection with the Company’s stock compensation programs, resulted in an approximately $0.04 reduction in diluted earnings per share.

Year Ended December 31, 2006, Compared with Year Ended December 31, 2005

Revenues

Revenues increased $454.6 million, or 37%, to $1,669.2 million in 2006, compared to $1,214.6 million in 2005. This increase was due to $232.5 million (19%) of additional revenues resulting from the acquisitions of Thomas and Bottarini in 2005 and Todo in 2006 and organic growth ($205.8 million, or 18%). Higher shipment volume, especially from petroleum-related fluid transfer products such as drilling and well stimulation pumps, contributed approximately $146.5 million, or 12%, of additional revenue. In addition, price increases and favorable foreign currency translation contributed 5% and 1%, respectively, to year-over-year revenue growth. International revenues were 58% of total revenues in 2006, down slightly from 59% in 2005.

Revenues for the Compressor and Vacuum Products segment increased 33% to $1,310.5 million in 2006 compared to $982.5 million in 2005. This increase was due to acquisitions completed in 2005 (22%), increased shipment volume (7%), price increases (3%), and favorable changes in foreign currency exchange rates (1%).

Fluid Transfer Products segment revenues increased 55% to $358.7 million in 2006 compared to $232.1 million in 2005. This improvement in revenues was primarily driven by increased shipment volume (37%) in most product lines, but in particular drilling and well stimulation pumps, price increases (11%), acquisitions (6%) and favorable changes in foreign currency exchange rates (1%).

Gross Profit

Gross profit increased $171.0 million, or 45%, to $549.3 million in 2006 compared to $378.3 million in 2005, and as a percentage of revenues improved to 32.9% in 2006 from 31.1% in 2005. These improvements were attributable to acquisitions, cost reduction initiatives and leveraging fixed and semi-fixed costs over higher production volume. Favorable sales mix also contributed to the year-over-year improvement as 2006 included a higher percentage of drilling and replacement pump parts shipments compared to 2005. These products have gross profit percentages above the Company’s average. These factors were partially offset by the non-recurring charge to depreciation expense of approximately $5.5 million in 2006 associated with the finalization of the fair market value of the Thomas property, plant and equipment. Cost of sales in 2005 was also negatively impacted by approximately $3.9 million of non-recurring costs attributable to inventory step-up adjustments relating to recording the inventory of Thomas and Bottarini at fair value on the acquisition dates. Higher depreciation expense due to the incremental effect of acquisitions, decreases in manufacturing productivity related to product line relocations associated with acquisition integration projects in 2006 and material and other cost increases partially offset these improvements.

Selling and Administrative Expenses

Selling and administrative expenses increased $59.3 million, or 23%, to $315.0 million in 2006, compared to $255.7 million in 2005. The majority of the increase was due to the incremental effect of acquisitions, including higher amortization expense, which contributed approximately $43.3 million of additional selling and administrative expenses, $5.3 million of incremental stock-based compensation expense associated with the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-based Payment” (“SFAS 123(R)”) effective January 1, 2006, and the unfavorable effect of changes in foreign currency exchange rates of approximately $3.1 million. These increases were partially offset by cost reductions realized through integration activities, net of inflationary factors such as salary increases, and a $3.2 million non-recurring reduction to amortization expense associated with the finalization of the fair market value of the Thomas amortizable intangible assets. As a percentage of revenues, selling and administrative expenses decreased to 18.9% in 2006 from 21.1% in 2005, due to increased leverage of these expenses over additional volume and the completion of various integration activities and cost reduction initiatives.

Operating Income

Consolidated operating income increased $111.7 million, or 91%, to $234.3 million in 2006 compared to $122.6 million in 2005, and as a percentage of revenues increased to 14.0% in 2006 from 10.1% in 2005. These improvements reflect the revenue, gross profit and selling and administrative expense factors discussed above.

The Compressor and Vacuum Products segment generated operating income of $140.1 million and operating margin of 10.7% in 2006, compared to $84.7 million and 8.6%, respectively, in 2005 (see Note 16 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). Cost reductions, favorable sales mix and price increases accounted for the majority of the improvement. These positive factors were partly offset by increased material costs and compensation related expenses. The operating margin in 2005 was also reduced by approximately $3.9 million of non-recurring costs for inventory step-up adjustments relating to the valuation of the inventory of Thomas and Bottarini at fair value on the acquisition dates.

The Fluid Transfer Products segment generated operating income of $94.3 million and operating margin of 26.3% in 2006, compared to $37.9 million and 16.3%, respectively, in 2005 (see Note 16 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). This improvement was primarily due to increased revenue volume, the positive impact of increased leverage of the segment’s fixed and semi-fixed costs over additional production volume and price increases. Improved productivity, benefits from capital investments, favorable sales mix associated with a higher proportion of drilling pump and replacement pump parts shipments, and acquisitions also contributed to the improvement.

Interest Expense

Interest expense increased $6.9 million to $37.4 million in 2006 compared to 2005. This increase was primarily due to additional funds borrowed to finance the acquisition of Thomas and higher average interest rates. The weighted average interest rate, including the amortization of debt issuance costs, was 6.9% in 2006, compared to 6.7% in 2005. The higher weighted average interest rate in 2006 was primarily attributable to increases in market rates on floating rate debt and the greater relative weight of the fixed interest rate on the Company’s 8% Senior Subordinated Notes as floating rate debt with lower interest rates was retired in 2006 (see Note 8 “Debt” in the “Notes to Consolidated Financial Statements”). These increases were partially offset by debt reduction of approximately $161.5 million during 2006.

Other Income, Net

Other income, net, consisting primarily of investment income, increased $0.2 million to $3.6 million in 2006 from $3.4 million in 2005. Other income, net, in 2005 included approximately $0.7 million of interest income earned on the investment of financing proceeds, prior to their use to complete the Thomas acquisition.

Provision For Income Taxes

The provision for income taxes increased $39.0 million to $67.7 million in 2006 compared to $28.7 million in 2005, as a result of incremental income before income taxes and a higher effective income tax rate. The Company’s effective tax rate increased to 33.7% in 2006, compared to 30.0% in 2005. The higher tax rate was principally due to incremental income before income taxes generated by the Company’s operations in higher tax rate jurisdictions (the United States and Germany) in 2006, and incremental tax expense incurred on repatriated earnings.

Net Income

Consolidated net income of $132.9 million in 2006, increased $65.9 million, or 99%, compared to consolidated net income of $67.0 million in 2005. Diluted earnings per share of $2.49 in 2006 increased 82% compared to diluted earnings per share of $1.37 in 2005. The results for 2006 include incremental net income of approximately $6.3 million from the acquisitions of Thomas, Bottarini and Todo. The increase in diluted earnings per share was partly offset by higher average shares outstanding as a result of the impact of the issuance of 11.3 million shares of the Company’s common stock during May 2005 (adjusted for the two-for-one stock split in the form of a 100% stock dividend that was completed on June 1, 2006).

Outlook

In general, the Company believes that demand for compressor and vacuum products tends to correlate to the rate of total industrial capacity utilization and the rate of change of industrial equipment production because air is often used as a fourth utility in the manufacturing process. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product (“GDP”) around the world. During 2007, total industrial capacity utilization rates in the U.S., as published by the Federal Reserve Board, remained above 81%. Rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products.

The Company expects the GDP rate of growth to slow in the U.S. in 2008 but remain positive. Growth in industrial demand in Europe is expected to exceed that of the U.S. and Asia is expected to continue to be the strongest region for growth and exceed the global average. The Company projects orders for compressor and vacuum products will remain strong through the first half of 2008 driven by demand in Europe and Asia for OEM applications and engineered products, as well as marine and European mobile applications. The Company also expects increasing demand throughout the world for environmental applications, including flue gas desulfurization and flare gas and wastewater treatment. As a result of these growth expectations, the Company believes that demand for the industrial portion of its business will continue to grow in 2008, although at a slightly slower rate than realized in 2007.

Production capacity for well stimulation pumps is sold out through the first half of 2008, but the Company has less visibility of the demand for petroleum pumps in the second half of the year. It anticipates good demand for aftermarket parts and services for petroleum pumps in 2008, but on-going declines in demand in North America for drilling pumps. However, quotations for international rigs and improved product availability may result in some incremental opportunities to ship drilling pumps during the year. The Company continues to invest in key machine tools in order to increase its production capacities for aftermarket parts and enable it to expand its market share in this area, which also helps mitigate the cyclicality of demand for these product lines.

Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

In 2007, orders for compressor and vacuum products were $1,493.9 million, compared to $1,348.5 million in 2006. Order backlog for the Compressor and Vacuum Products segment was $429.4 million as of December 31, 2007, compared to $354.3 million as of December 31, 2006. The increases in orders and backlog compared to the prior year were primarily due to stronger industrial demand and the favorable effect of changes in foreign currency exchange rates. The favorable effect of changes in foreign currency exchange rates increased orders and backlog in 2007 by approximately 5% and 6%, respectively.

Future demand for petroleum-related fluid transfer products has historically corresponded to market conditions, rig counts and expectations for oil and natural gas prices, which the Company cannot predict. Orders for fluid transfer products were $367.1 million in 2007, compared to $377.1 million in 2006, representing a decrease of 3%. The orders decrease in petroleum pumps, due to the expected slow-down in the North American market, more than offset an increase in orders for liquid natural gas and compressed natural gas loading arms and fuel systems. The favorable effect of changes in foreign currency exchange rates increased orders approximately 3% in the year. Order backlog for the Fluid Transfer Products segment was $130.9 million at December 31, 2007, compared to $186.4 million at December 31, 2006, representing a 30% reduction. The decrease in backlog was primarily associated with lower demand for drilling pumps used on North American land rigs, partially offset by increased demand for aftermarket parts and loading arms. The increase in the loading arms backlog was primarily related to the receipt of certain contracts for liquid natural gas and compressed natural gas loading arms. The Company shipped approximately half of the loading arm contracts in December 2007 and expects to ship the remaining balance of the order in early 2008.

Fluid Transfer segment revenues and operating income are expected to decline in 2008 compared to 2007 based on the Company’s expectations for declining shipments of petroleum pumps. Fluid Transfer Products segment operating margin is also expected to decline, primarily as a result of product mix and reduced leverage of fixed and semi-fixed costs as production levels decrease.

Liquidity and Capital Resources

Operating Working Capital

During 2007, operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $85.7 million to $278.7 million. This increase was driven by higher accounts receivable resulting from revenue growth during the fourth quarter of 2007 compared to the same period in 2006, higher inventory levels required to support the planned increase in production volume and shipments in the first half of 2008 and the effect of foreign currency exchange rates. Despite the increase in inventory, inventory turns improved slightly to 5.3 in 2007 from 5.2 in 2006 due to the realization of benefits from the continued implementation of lean manufacturing initiatives and improved production throughput in 2007 as manufacturing integration projects were completed. Days sales outstanding increased to 56 in 2007 from 55 in 2006 primarily due to an increase in revenues outside the U.S., which typically offer longer payment terms. The increase in accounts receivable was somewhat offset by higher customer advance payments (which are included in accrued liabilities) as a result of increased volume of engineered package sales. Net working capital (defined as total current assets less total current liabilities) was $389.3 million at December 31, 2007, compared with $262.8 million at December 31, 2006.

Cash Flows

Cash provided by operating activities of $181.6 million in 2007 compares with cash provided by operating activities of $167.2 million in 2006. This improvement reflects the increase in net income, partially offset by increased funding of operating working capital and a one-time pension plan contribution. Cash used to fund operating working capital of $52.0 million in 2007 increased $26.1 million from $25.9 million in 2006, due primarily to volume-related increases in accounts receivable and inventories. In connection with the implementation in 2007 of certain revisions to its three defined benefit pension plans in the United Kingdom (see Note 9 “Benefit Plans”), the Company made an approximately $15.1 million one-time contribution into these plans. Net cash used in financing activities of $111.8 million in 2007 and $170.8 million in 2006 reflected the use of available cash and cash generated from operating activities to repay long-term borrowings.

Capital Expenditures and Commitments

Capital projects designed to increase operating efficiency and flexibility, expand production capacity, support acquisition integration projects and bring new products to market resulted in expenditures of approximately $47.8 million in 2007, compared to $41.1 million in 2006. The higher spending in 2007 was primarily due to spending related to cost reduction initiatives and manufacturing capacity improvements. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

In November 2007, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 2,700,000 shares of the Company’s outstanding common stock, representing approximately 5% of the Company’s outstanding shares. All common stock acquired will be held as treasury stock and will be available for general corporate purposes. This program replaces a previous program authorized in October 1998 for the repurchase of up to 3,200,000 shares of the Company’s common stock, of which 420,600 shares remained available for repurchase. The Company has also established a Stock Repurchase Program for its executive officers and directors to provide a means for them to sell the Company’s common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise or vesting of incentive stock options, restricted stock or performance shares. The Company’s Board of Directors has authorized up to 800,000 shares for repurchase under this program, and of this amount, 398,251 shares remain available for repurchase as of December 31, 2007. As of December 31, 2007, a total of 3,181,149 shares have been repurchased at a cost of approximately $23.8 million under both the October 1998 and the executive stock repurchase programs.

Liquidity

The Company’s primary cash requirements include working capital, capital expenditures, stock repurchases, and principal and interest payments on indebtedness. The Company’s primary sources of funds are its ongoing net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At December 31, 2007, the Company had cash and equivalents of $92.9 million, of which $1.6 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments. The Company also had $151.5 million of unused availability under its Revolving Line of Credit at December 31, 2007.

The Company entered into a syndicated credit agreement in 2005 (the “2005 Credit Agreement”) in connection with the Thomas acquisition. The 2005 Credit Agreement provides the Company with access to senior secured credit facilities, including a Term Loan in the original principal amount of $380.0 million, and a $225.0 million Revolving Line of Credit.

The Term Loan has a final maturity of July 1, 2010 and the outstanding principal balance at December 31, 2007 was $76.1 million. The Term Loan requires quarterly principal payments aggregating approximately $19.6 million, $34.4 million and $22.1 million in 2008, 2009 and 2010, respectively.

The Revolving Line of Credit matures on July 1, 2010. Loans under this facility may be denominated in U.S. dollars or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2005 Credit Agreement. On December 31, 2007, the Revolving Line of Credit had an outstanding principal balance of $58.3 million and outstanding letters of credit of $15.2 million.

The interest rates applicable to loans under the 2005 Credit Agreement vary, at the Company’s option, with the prime rate plus an applicable margin or LIBOR plus an applicable margin. The applicable margin percentages are adjustable quarterly, based upon financial ratio guidelines defined in the 2005 Credit Agreement (See Note 8 “Debt” in the “Notes to Consolidated Financial Statements”).

The Company’s obligations under the 2005 Credit Agreement are guaranteed by the Company’s existing and future domestic subsidiaries, and are secured by a pledge of certain subsidiaries’ capital stock. The Company is subject to customary covenants regarding certain earnings, liquidity and capital ratios.

The Company also issued $125.0 million of 8% Senior Subordinated Notes (the “Notes”) in 2005. The Notes have a fixed annual interest rate of 8% and are guaranteed by certain of the Company’s domestic subsidiaries. At any time prior to May 1, 2009, the Company may redeem all or part of the Notes issued under the Indenture at a redemption price equal to 100% of the principal amount of the Notes redeemed plus an applicable premium in the range of 1% to 4% of the principal amount, and accrued and unpaid interest and liquidated damages, if any. In addition, at any time prior to May 1, 2008, the Company may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 108% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more equity offerings, subject to certain conditions. On or after May 1, 2009, the Company may redeem all or a part of the Notes at varying redemption prices, plus accrued and unpaid interest and liquidated damages, if any. Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding for cash at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any. The Indenture contains events of default and affirmative, negative and financial covenants customary for such financings, including, among other things, limits on incurring additional debt and restricted payments.

The Company used cash generated from operating activities to reduce its borrowings by approximately $117.5 million in 2007. Debt to total capital was 20.0% as of December 31, 2007 compared to 32.3% as of December 31, 2006.

Subject to market conditions and other factors, the Company intends to begin acquiring shares under the new share repurchase program discussed above in the first quarter of 2008 and complete the share repurchase program over the course of 2008.

Management currently expects the Company’s future cash flows will be sufficient to fund its scheduled debt service, its stock repurchase program and provide required resources for working capital and capital investments for at least the next twelve months. The Company is proactively pursuing acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

Contractual Obligations and Commitments

The following table and accompanying disclosures summarize the Company’s significant contractual obligations at December 31, 2007, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

(Dollars in millions)		Payments Due by Period
		Less than			More than
Contractual Cash Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years

Debt	$281.8	24.5	116.2	1.4	139.7
Estimated interest payments(1)	67.0	15.8	22.9	21.0	7.3
Capital leases	7.9	0.4	0.6	0.6	6.3
Operating leases	82.5	19.0	26.1	15.5	21.9
Purchase obligations(2)	225.7	212.1	13.5	0.1	—

Total	$664.9	271.8	179.3	38.6	175.2

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument. Management expects to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of December 31, 2007. For this reason, these numbers will not provide a complete and reliable indicator of the Company’s expected future cash outflows.

In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 123(R)” (“SFAS No. 158”), the total pension and other postretirement benefit liabilities recognized on the consolidated balance sheet as of December 31, 2007 were $72.3 million and represented the funded status of the Company’s defined benefit plans at the end of 2007. The total pension and other postretirement benefit liability is included in the consolidated balance sheet line items accrued liabilities, postretirement benefits other than pensions and other liabilities. Because this liability is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plan assets, it does not represent expected liquidity needs. Accordingly, the Company did not include this liability in the contractual obligations table above.

The Company funds its U.S. qualified pension plans in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions and expects to contribute a total of approximately $3.9 million to its U.S. qualified pension plans during 2008. Furthermore, the Company expects to contribute a total of approximately $2.3 million to its U.S. postretirement health care benefit plans during 2008. Future contributions are dependent upon various factors including the performance of the plan assets, benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included as contractual cash obligations in the above table. The Company generally expects to fund all future contributions with cash flows from operating activities.

The Company’s non-U.S. pension plans are funded in accordance with local laws and income tax regulations. The Company expects to contribute a total of approximately $6.8 million to its non-U.S. qualified pension plans during 2008. No amounts have been included in the “Contractual Cash Obligations” table due to the same reasons noted above.

Disclosure of amounts in the “Contractual Cash Obligations” table regarding expected benefit payments in future years for the Company’s pension plans and other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. In order to inform the reader about expected benefit payments for these plans over the next several years, the Company anticipates the annual benefit payments for the U.S. plans to be in the range of approximately $8.0 million to $9.0 million in 2008 and to remain at or near these annual levels for the next several years, and the annual benefit payments for the non-U.S. plans to be in the range of approximately $5.0 million to $6.0 million in 2008 and to increase by approximately $1.0 million each year over the next several years. During the third quarter of 2007, the Company implemented certain revisions to its three defined benefit pension plans in the United Kingdom and adjusted the net periodic benefit cost associated with these plans (see Note 9 “Benefit Plans” in the “Notes to Consolidated Financial Statements”).

Net deferred income tax liabilities were $43.2 million as of December 31, 2007. This amount is not included in the “Contractual Cash Obligations” table because the Company believes this presentation would not be meaningful. Deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of December 31, 2007, the Company had $63.5 million in such instruments outstanding and had pledged $1.6 million of cash to the issuing financial institutions as collateral for such instruments.

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

The Company believes that the pending and future asbestos and silicosis lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the components described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, due to inherent uncertainties of litigation and because future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, could cause a different outcome, there can be no assurance that the resolution of pending or future lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006 and was adopted by the Company in the first quarter of 2007. See Note 12 “Income Taxes” in the “Notes to Consolidated Financial Statements” for a discussion of the effect of adoption of FIN 48 on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements and related disclosure requirements.

In September 2006, the FASB issued SFAS No. 158, which requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income, net of tax, to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, this statement requires companies to measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. SFAS No. 158 requires prospective application and is effective for fiscal years ending after December 15, 2006. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit pension and other postretirement benefit plans as of December 31, 2006. The initial recognition of the funded status resulted in a decrease in total stockholders’ equity of $9.7 million, which was net of a tax benefit of $3.4 million. The effect of adopting SFAS No. 158 on the Company’s consolidated financial position at December 31, 2006 has been included in the accompanying consolidated financial statements (see Note 9 “Benefit Plans” in the “Notes to Consolidated Financial Statements”). SFAS No. 158 did not have an effect on the Company’s fiscal year 2005 consolidated results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits all entities to elect to measure eligible financial instruments at fair value. Additionally, this statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements and related disclosure requirements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141®”), which establishes principles and requirements for how the acquirer of a business is to (i) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determine what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This replaces the guidance of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. In addition, costs incurred by the acquirer to effect the acquisition and restructuring costs that the acquirer expects to incur, but is not obligated to incur, are to be recognized separately from the acquisition. SFAS No. 141® applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This Statement requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which generally will be the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Contingent consideration should be recognized at the acquisition date, measured at its fair value at that date. SFAS No. 141® defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and requires the acquirer to recognize that excess in earnings as attributable to the acquirer. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company is currently evaluating the effect SFAS No. 141® will have on its accounting for, and reporting of, business combinations consummated on or after January 1, 2009. See also Note 12 “Income Taxes” in the “Notes to Consolidated Financial Statements.”

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, (“SFAS No. 160”). This statement establishes accounting and reporting standards that require (i) ownership interest in subsidiaries held by parties other than the parent be presented and identified in the equity section of the consolidated balance sheet, separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and the resulting gain or loss be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment; and (v) disclosures be provided that clearly identify and distinguish between the interests of the parent and interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s 2009 fiscal year. The Company is currently evaluating the effect SFAS No. 160 will have on its financial statements and related disclosure requirements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”). SAB 110 expresses the views of the staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R) subsequent to December 31, 2007. The Company used a “simplified” method to determine the expected term for the majority of its 2006 and 2007 options grants and is currently evaluating the effect SAB 110 will have on its financial statements and related disclosure requirements.

Critical Accounting Policies and Estimates

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses that may result from the inability to fully collect amounts due from its customers. The allowance is determined based on a combination of factors including the length of time that the receivables are past due and the Company’s knowledge of circumstances relating to specific customers’ ability to meet their financial obligations. If economic, industry, or specific customer business trends worsen beyond earlier estimates, the Company may increase the allowance for doubtful accounts by recording additional expense.

Inventory Reserves

Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. As of December 31, 2007, $202.0 million (79%) of the Company’s inventory is accounted for on a first-in, first-out (FIFO) basis with the remaining $54.4 million (21%) accounted for on a last-in, first-out (LIFO) basis. The Company establishes inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions.

Goodwill and Other Intangibles

Intangible assets, including goodwill, are assigned to the operating divisions based upon their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, generally 5 to 20 years. Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of an operating division below its carrying value. This impairment testing requires comparison of carrying values to fair values. When appropriate, the carrying value of impaired intangible assets is reduced to fair value. The Company estimates fair value using available information regarding expected future cash flows and a discount rate that is based upon the cost of capital specific to the Company. Goodwill impairment is tested at the operating division level.

During the second quarter of 2007, the Company completed its annual impairment tests and determined that the carrying values of intangible assets not subject to amortization and goodwill were not impaired. There were no events or changes in circumstances indicating that goodwill and other intangible assets might be materially impaired at December 31, 2007.

Warranty Reserves

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

Employee Medical and Workers Compensation Benefit Claims

The Company maintains accruals for estimated medical and workers compensation claims incurred, but unpaid or not reported. The accruals are based on a number of factors, including historical experience and recent claims history, and are subject to ongoing revision as conditions change and new data becomes available. In estimating the liability for medical claims, the Company obtains estimates from an independent third party firm.

Business Combinations

When the Company acquires a business, the purchase price is allocated to the tangible assets, identifiable intangible assets and liabilities acquired. Any residual purchase price is recorded as goodwill. Management generally engages independent third-party appraisal firms to assist in determining the fair values of assets acquired. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. The measurement of acquired contractual and contingent liabilities and the establishment of liabilities for employee termination and relocation costs and other exit costs in connection with an acquired business also require management to make significant estimates which may be subject to a certain degree of variability.

Stock-Based Compensation

The Company accounts for share-based payment awards in accordance with SFAS No. 123(R). Under SFAS 123(R), share-based payment expense is measured at the grant date based on the fair value of the award and is recognized over the requisite service period. Determination of the fair values of share-based payment awards at grant date requires judgment, including estimating the expected life of the relevant share-based award and the expected volatility of the Company’s stock. Additionally, management must estimate the amount of share-based awards that are expected to be forfeited. The expected life of the share-based awards is generally based on the simplified method for “plain-vanilla” options and, for certain executives and nonemployee directors, the historical exercise behaviors of those individuals. The expected volatility of the Company’s stock is based on its historical volatility over the expected term of the award. Expected forfeitures are based on historical experience.

Pension and Other Postretirement Benefits

Gardner Denver sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. In determining these assumptions, the Company consults with outside actuaries and other advisors. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2007 and 2006 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost. Actuarial valuations associated with the Company’s pension plans at December 31, 2007 used a weighted average discount rate of 5.30% and an expected rate of return on plan assets of 7.66%. A 0.5% decrease in the discount rate would increase annual pension expense by approximately $1.7 million. A 0.5% decrease in the expected return on plan assets would increase the Company’s annual pension expense by approximately $1.1 million. Please refer to Note 9 “Benefit Plans” in the “Notes to Consolidated Financial Statements” for disclosures related to Gardner Denver’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

Income Taxes

The calculation of Gardner Denver’s income tax provision and deferred income tax assets and liabilities is complex and requires the use of estimates and judgments. As part of the Company’s analysis and implementation of business strategies, consideration is given to the tax laws and regulations that apply to the specific facts and circumstances for any transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors U.S. and international tax developments in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments utilized in determining the income tax provision, and records adjustments as necessary.

Loss Contingencies

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried on the balance sheet at its fair value, and the hedged asset or liability is no longer adjusted for changes in fair value. When cash flow hedge accounting is discontinued because the derivative is sold, terminated, or exercised, the net gain or loss remains in accumulated other comprehensive income and is reclassified into earnings in the same period that the hedged transaction affects earnings or until it becomes unlikely that a hedged forecasted transaction will occur within two months of the originally scheduled time period. When hedge accounting is discontinued because a hedged item no longer meets the definition of a firm commitment, the derivative continues to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the balance sheet and recognized as a gain or loss currently in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur within two months of the originally specified time period, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses reported in accumulated other comprehensive income are recognized immediately through earnings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks during the normal course of business, including those presented by changes in commodity prices, interest rates, and currency exchange rates. The Company’s exposure to these risks is managed through a combination of operating and financing activities. The Company selectively uses derivative financial instruments, including forwards and swaps, to manage the risks from changes in interest rates and currency exchange rates. The Company does not hold derivatives for trading or speculative purposes. Fluctuations in commodity prices, interest rates, and currency exchange rates can be volatile, and the Company’s risk management activities do not totally eliminate these risks. Consequently, these fluctuations could have a significant effect on the Company’s financial results.

Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of December 31, 2007 and 2006, are summarized in Note 14 “Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments” in the “Notes to Consolidated Financial Statements.”

Commodity Price Risk

The Company is a purchaser of certain commodities, including aluminum. In addition, the Company is a purchaser of components and parts containing various commodities, including cast iron, aluminum, copper, and steel. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. The Company does not use commodity financial instruments to hedge commodity prices.

The Company has long-term contracts with some of its suppliers of key components. However, to the extent that commodity prices increase and the Company does not have firm pricing from its suppliers, or its suppliers are not able to honor such prices, then the Company may experience margin declines to the extent it is not able to increase selling prices of its products.

Interest Rate Risk

The Company’s exposure to interest rate risk results primarily from its borrowings of $289.7 million at December 31, 2007. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. Including the impact of the $30.0 million notional amount of such interest rate swaps in place, the interest rates on approximately 57% of the Company’s borrowings were effectively fixed as of December 31, 2007. If the relevant LIBOR amounts for all of the Company’s borrowings had been 100 basis points higher than actual in 2007, the Company’s interest expense would have increased by $1.7 million.

Exchange Rate Risk

A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the U.S. in currencies other than the U.S. dollar. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Other than the U.S. dollar, the euro, British pound, and Chinese yuan are the principal currencies in which the Company and its subsidiaries enter into transactions.

The Company is exposed to the impacts of changes in currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into U.S. dollars. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the U.S. dollar. Of the Company’s total net assets of $1,159.7 million at December 31, 2007, approximately $790.0 million was denominated in currencies other than the U.S. dollar. Borrowings by the Company’s non-U.S. subsidiaries at December 31, 2007 totaled $80.5 million, and the Company’s consolidated borrowings denominated in currencies other than the U.S. dollar totaled $80.5 million. Fluctuations due to changes in currency exchange rates in the value of non-U.S. dollar borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.

The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At December 31, 2007, the notional amount of open forward currency contracts was $29.8 million and their aggregate fair value was $0.6 million.

To illustrate the impact of currency exchange rates on the Company’s financial results, the Company’s 2007 operating income would have decreased by approximately $13.0 million if the U.S. dollar had been 10 percent more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the U.S. dollar and that there are no indirect effects of the change in the value of the U.S. dollar such as changes in non-U.S. dollar sales volumes or prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Gardner Denver, Inc.:

We have audited the accompanying consolidated balance sheets of Gardner Denver, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gardner Denver, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Notes 1 and 12 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standard No. 109.”

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006.

As discussed in Notes 1 and 13 to the consolidated financial statements, effective January 1, 2006 the Company adopted the fair value method of accounting for stock-based compensation as required by SFAS No. 123 (Revised 2004), “Share-Based Payment.”

KPMG LLP
St. Louis, Missouri
February 28, 2008

Consolidated Statements of Operations
GARDNER DENVER, INC.

Years ended December 31
(Dollars in thousands except per share amounts)

	2007	2006	2005

Revenues	$1,868,844	1,669,176	1,214,552
Cost of sales	1,248,921	1,119,860	836,237

Gross profit	619,923	549,316	378,315
Selling and administrative expenses	328,404	314,967	255,671

Operating income	291,519	234,349	122,644
Interest expense	26,211	37,379	30,433
Other income, net	(3,052)	(3,645)	(3,433)

Income before income taxes	268,360	200,615	95,644
Provision for income taxes	63,256	67,707	28,693

Net income	$205,104	132,908	66,951

Basic earnings per share	$3.85	2.54	1.40

Diluted earnings per share	$3.80	2.49	1.37

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
GARDNER DENVER, INC.

December 31
(Dollars in thousands except per share amounts)

	2007	2006

Assets
Current assets:
Cash and equivalents	$92,922	62,331
Accounts receivable, net	308,748	261,115
Inventories, net	256,446	225,067
Deferred income taxes	21,034	14,362
Other current assets	22,378	16,843

Total current assets	701,528	579,718

Property, plant and equipment, net	293,380	276,493
Goodwill	685,496	676,780
Other intangibles, net	206,314	196,466
Other assets	18,889	20,774

Total assets	$1,905,607	1,750,231

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$25,737	23,789
Accounts payable	101,615	90,703
Accrued liabilities	184,850	202,475

Total current liabilities	312,202	316,967

Long-term debt, less current maturities	263,987	383,459
Postretirement benefits other than pensions	17,354	22,598
Deferred income taxes	64,188	66,460
Other liabilities	88,163	108,217

Total liabilities	745,894	897,701

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,546,267 and 52,625,999 shares outstanding at December 31, 2007 and 2006, respectively	573	564
Capital in excess of par value	515,940	490,856
Retained earnings	545,084	339,289
Accumulated other comprehensive income	128,010	50,731
Treasury stock at cost; 3,758,853 and 3,734,507 shares at December 31, 2007 and 2006, respectively	(29,894)	(28,910)

Total stockholders’ equity	1,159,713	852,530

Total liabilities and stockholders’ equity	$1,905,607	1,750,231

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
GARDNER DENVER, INC.

Years ended December 31
(Dollars in thousands)

	2007	2006	2005

Number of Common Shares Issued
Balance at beginning of year	56,361	27,808	21,687
Stock offering	—	—	5,658
Stock issued for benefit plans and options exercises	944	557	463
Stock issued for stock split	—	27,996	—

Balance at end of year	57,305	56,361	27,808

Common Stock
Balance at beginning of year	$564	278	217
Stock offering	—	—	57
Stock issued for benefit plans and options exercises	9	6	4
Stock issued for stock split	—	280	—

Balance at end of year	$573	564	278

Capital in Excess of Par Value
Balance at beginning of year	$490,856	472,825	262,091
Stock offering	—	—	199,171
Stock issued for benefit plans and options exercises	13,665	9,447	11,563
Stock issued for stock split	—	(438)	—
Stock-based compensation	11,419	9,022	—

Balance at end of year	$515,940	490,856	472,825

Retained Earnings
Balance at beginning of year	$339,289	206,381	139,430
Net income	205,104	132,908	66,951
Adjustment to initially apply FIN 48	691	—	—

Balance at end of year	$545,084	339,289	206,381

Accumulated Other Comprehensive Income
Balance at beginning of year	$50,731	8,124	30,185
Foreign currency translation adjustments, net	63,918	48,244	(19,707)
Unrecognized (loss) gain on cash flow hedges, net of tax	(1,667)	(330)	1,699
Minimum pension liability adjustments, net of tax	—	4,422	(4,053)
Pension and other postretirement prior service cost and actuarial gain or loss, net of tax	9,597	—	—

Other comprehensive income (loss)	71,848	52,336	(22,061)
Adjustment to initially apply SFAS No. 158	—	(9,729)	—
Cumulative prior period translation adjustment	5,440	—	—
Currency translation	(9)	—	—

Balance at end of year	$128,010	50,731	8,124

Treasury Stock
Balance at beginning of year	$(28,910)	(29,319)	(26,447)
Purchases of treasury stock	(957)	(2,375)	(2,872)
Deferred compensation	(27)	2,784	—

Balance at end of year	$(29,894)	(28,910)	(29,319)

Total Stockholders’ Equity	$1,159,713	852,530	658,289

Comprehensive Income
Net income	$205,104	132,908	66,951
Other comprehensive income (loss)	71,848	52,336	(22,061)

Comprehensive income	$276,952	185,244	44,890

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
GARDNER DENVER, INC.

Years ended December 31
(Dollars in thousands)

	2007	2006	2005

Cash flows from operating activities:
Net income	$205,104	132,908	66,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,584	52,209	38,322
Unrealized foreign currency transaction (gain) loss, net	(681)	514	(98)
Net loss (gain) on asset dispositions	364	808	(699)
LIFO liquidation income	(1,292)	(400)	—
Stock issued for employee benefit plans	4,664	3,773	3,305
Stock-based compensation expense	4,988	5,340	—
Excess tax benefits from stock-based compensation	(6,320)	(3,674)	—
Deferred income taxes	(13,555)	(2,698)	1,996
Foreign currency hedging transactions	—	—	1,491
Changes in assets and liabilities:
Receivables	(36,374)	(18,488)	(8,624)
Inventories	(16,231)	(7,449)	378
Accounts payable and accrued liabilities	566	30	2,275
Other assets and liabilities, net	(18,189)	4,319	9,778

Net cash provided by operating activities	181,628	167,192	115,075

Cash flows from investing activities:
Capital expenditures	(47,783)	(41,115)	(35,518)
Net cash paid in business combinations	(205)	(21,120)	(481,917)
Disposals of property, plant and equipment	1,676	11,596	3,749
Other	679	—	(2,225)

Net cash used in investing activities	(45,633)	(50,639)	(515,911)

Cash flows from financing activities:
Principal payments on short-term borrowings	(37,074)	(33,266)	(26,620)
Proceeds from short-term borrowings	39,377	28,339	18,354
Principal payments on long-term debt	(276,351)	(331,576)	(659,635)
Proceeds from long-term debt	148,799	158,197	922,439
Proceeds from issuance of common stock	—	—	199,228
Proceeds from stock option exercises	9,003	5,773	6,006
Excess tax benefits from stock-based compensation	6,320	3,674	—
Purchase of treasury stock	(960)	(1,260)	(2,872)
Debt issuance costs	—	(570)	(8,186)
Other	(959)	(159)	—

Net cash (used in) provided by financing activities	(111,845)	(170,848)	448,714

Effect of exchange rate changes on cash and equivalents	6,441	5,720	(1,573)

Increase (decrease) in cash and equivalents	30,591	(48,575)	46,305
Cash and equivalents, beginning of year	62,331	110,906	64,601

Cash and equivalents, end of year	$92,922	62,331	110,906

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
GARDNER DENVER, INC.
(Dollars in thousands except per share amounts or amounts described in millions)

Note 1:	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements reflect the operations of Gardner Denver, Inc. (“Gardner Denver” or the “Company”) and its subsidiaries. Certain prior year amounts have been reclassified to conform to the current year presentation (see “Reclassifications” below, Note 12 “Income Taxes,” Note 16 “Segment Information” and Note 17 “Guarantor Subsidiaries”). All share and per share amounts referenced in this Annual Report on Form 10-K have been adjusted to reflect the two-for-one stock split (in the form of a 100% stock dividend) that occurred on June 1, 2006.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

Reclassifications

In 2007, the Company’s presentation of certain expenses within its consolidated statements of operations was changed. Depreciation expense recorded in connection with the manufacture of the Company’s products sold during each reporting period is now included in the caption “Cost of sales.” Depreciation expense not associated with the manufacture of the Company’s products and amortization expense are now included in the caption “Selling and administrative expenses.” Depreciation and amortization expense were previously combined and reported in the caption “Depreciation and amortization.” In addition, certain operating income and expense items previously included in the caption “Other income, net” have been reclassified to “Selling and administrative expenses.” These items are not material, individually or in the aggregate, to “Selling and administrative expenses.” Non-operating income and expense items, consisting primarily of investment income, continue to be reported in the caption “Other income, net.” In connection with these reclassifications, the Company added the captions “Gross profit” and “Operating income” to its consolidated statements of operations. The Company believes that this change in presentation provides a more meaningful measure of its cost of sales and selling and administrative expenses and that gross profit and operating income are useful, widely accepted measures of profitability and operating performance. These reclassifications had no effect on reported consolidated income before income taxes, net income or per share amounts. Amounts presented for the years ended December 31, 2006 and 2005 have been reclassified to conform to the current presentation. The following table provides the amounts reclassified for the years ended December 31, 2006 and 2005. Also see Note 16 “Segment Information,” Note 17 “Guarantor Subsidiaries” and Note 18 “Quarterly Financial and Other Supplemental Information (Unaudited).”

	Year Ended December 31,
	2006	2005

Amounts Reclassified
Cost of sales	$35,803	23,010
Selling and administrative expenses	17,130	13,303
Depreciation and amortization	(52,209)	(38,322)
Other income, net	(724)	2,009

Total costs and expenses	$—	—

In connection with the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007 (see Note 12 “Income Taxes”), the liability established for unrecognized income tax benefits relative to matters not expected to be resolved within twelve months at December 31, 2007 has been classified as a non-current liability. The balance sheet at December 31, 2006 was reclassified to conform to the current presentation and, accordingly, approximately $9.4 million of the liability for unrecognized income tax benefits at December 31, 2006 was reclassified from current liabilities to non-current liabilities.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Adjustments resulting from the translation of the financial statements of foreign operations into U.S. dollars are excluded from the determination of net income, and are reported in accumulated other comprehensive income, a separate component of stockholders’ equity, and included as a component of other comprehensive income. Gains and losses resulting from foreign currency transactions are included in results of operations and are not material.

Revenue Recognition

The Company recognizes product revenue when the products are shipped, title passes to the customer and collection is reasonably assured. Service revenue, which is not material, is recognized when services are performed and earned, and collection is reasonably assured.

Cash and Equivalents

Cash and equivalents are highly liquid investments primarily consisting of demand deposits. Cash and equivalents have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. As of December 31, 2007, cash of $1.6 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company and its subsidiaries.

Accounts Receivable

Trade accounts receivable consist of amounts owed for orders shipped to and services performed for customers and are stated net of an allowance for doubtful accounts. Reviews of customers’ creditworthiness are performed prior to order acceptance or order shipment.

The allowance for doubtful accounts represents the estimated losses that may result from the Company’s inability to fully collect amounts due from its customers. The allowance is determined based on a combination of factors including the length of time that the receivables are past due and the Company’s knowledge of circumstances relating to specific customers’ ability to meet their financial obligations.

Inventories

Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. As of December 31, 2007, $202.0 million (79%) of the Company’s inventory is accounted for on a first-in, first-out (FIFO) basis with the remaining $54.4 million (21%) accounted for on a last-in, first-out (LIFO) basis. The Company establishes inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: buildings — 10 to 45 years; machinery and equipment — 10 to 12 years; office furniture and equipment — 3 to 10 years; and tooling, dies, patterns, etc. — 3 to 7 years.

Goodwill and Other Intangibles

Intangible assets, including goodwill, are assigned to the operating divisions based upon their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, generally 5 to 20 years. Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of an operating division below its carrying value. This impairment testing requires comparison of carrying values to fair values. When appropriate, the carrying value of impaired intangible assets is reduced to fair value. The Company estimates fair value using available information regarding expected future cash flows and a discount rate that is based upon the cost of capital specific to the Company. Goodwill impairment is tested at the operating division level.

During the second quarter of 2007, the Company completed its annual impairment tests and determined that the carrying values of intangible assets not subject to amortization and goodwill were not impaired. There were no events or changes in circumstances indicating that goodwill and other intangible assets might be materially impaired at December 31, 2007.

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

Warranty Reserves

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

Pension and Other Postretirement Benefits

Gardner Denver sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. In determining these assumptions, the Company consults with outside actuaries and other advisors. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2007 and 2006 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost. See Note 9 “Benefit Plans” for disclosures related to Gardner Denver’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

Income Taxes

The Company has determined tax expense and other deferred tax information based on the liability method. Deferred income taxes are provided to reflect temporary differences between financial and tax reporting.

Research and Development

During the years ended December 31, 2007, 2006, and 2005, the Company spent approximately $35.8 million, $32.8 million, and $22.3 million, respectively on research activities relating to the development of new products and the improvement of existing products. All such expenditures were funded by the Company.

Derivative Financial Instruments

All derivative financial instruments are reported on the balance sheet at fair value. For derivative instruments that are not designated as hedges, any gain or loss on the derivative is recognized in earnings in the current period. A derivative instrument may be designated as a hedge of the exposure to changes in the fair value of an asset or liability or variability in expected future cash flows if the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows attributable to the hedged risk during the period of designation. If a derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset, liability or firm commitment are recognized in earnings. For derivative instruments designated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period that the hedged transaction affects earnings. The ineffective portion of the gain or loss is immediately recognized in earnings. Gains or losses on derivative instruments recognized in earnings are reported in the same line item as the associated hedged transaction in the consolidated statements of operations.

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried on the balance sheet at its fair value, and the hedged asset or liability is no longer adjusted for changes in fair value. When cash flow hedge accounting is discontinued because the derivative is sold, terminated, or exercised, the net gain or loss remains in accumulated other comprehensive income and is reclassified into earnings in the same period that the hedged transaction affects earnings or until it becomes unlikely that a hedged forecasted transaction will occur within two months of the originally scheduled time period. When hedge accounting is discontinued because a hedged item no longer meets the definition of a firm commitment, the derivative continues to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the balance sheet and recognized as a gain or loss currently in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur within two months of the originally specified time period, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses reported in accumulated other comprehensive income are recognized immediately through earnings.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based payments to employees in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). Stock-based employee compensation expense was not recognized in the Company’s consolidated financial statements for fiscal years prior to 2006, as all stock option awards granted under the Company’s stock-based compensation plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) using the modified prospective transition method. Under this transition method, compensation expense recognized during the year ended December 31, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated. The Company’s stock-based compensation plans and share-based payments are described more fully in Note 13 “Stock-Based Compensation Plans.”

Comprehensive Income

The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of (i) unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations (including hedges of net investments in foreign operations), (ii) unrecognized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes, (iii) in 2007, pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes, and (iv) in 2006 and 2005, minimum pension liability adjustments, net of income tax. See Note 11 “Accumulated Other Comprehensive Income.”

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006 and was adopted by the Company in the first quarter of 2007. See Note 12, “Income Taxes,” for a discussion of the effect of adoption of FIN 48 on the Company’s consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its consolidated financial statements and related disclosure requirements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income, net of tax, to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, this statement requires companies to measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. SFAS No. 158 requires prospective application and is effective for fiscal years ending after December 15, 2006. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit pension and other postretirement benefit plans as of December 31, 2006. The initial recognition of the funded status resulted in a decrease in total stockholders’ equity of $9.7 million, which was net of a tax benefit of $3.4 million. The effect of adopting SFAS No. 158 on the Company’s consolidated financial position at December 31, 2006 has been included in the accompanying consolidated financial statements (see Note 9 “Benefit Plans”). SFAS No. 158 did not have an effect on the Company’s fiscal year 2005 consolidated results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits all entities to elect to measure eligible financial instruments at fair value. Additionally, this statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated financial statements and related disclosure requirements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business is to (i) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determine what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This replaces the guidance of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. In addition, costs incurred by the acquirer to effect the acquisition and restructuring costs that the acquirer expects to incur, but is not obligated to incur, are to be recognized separately from the acquisition. SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This Statement requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which generally will be the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Contingent consideration should be recognized at the acquisition date, measured at its fair value at that date. SFAS No. 141(R) defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and requires the acquirer to recognize that excess in earnings as attributable to the acquirer. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company is currently evaluating the effect SFAS No. 141(R) will have on its accounting for, and reporting of, business combinations consummated on or after January 1, 2009. See also Note 12 “Income Taxes.”

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, (“SFAS No. 160”). This statement establishes accounting and reporting standards that require (i) ownership interest in subsidiaries held by parties other than the parent be presented and identified in the equity section of the consolidated balance sheet, separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and the resulting gain or loss be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment; and (v) disclosures be provided that clearly identify and distinguish between the interests of the parent and interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s 2009 fiscal year. The Company is currently evaluating the effect SFAS No. 160 will have on its financial statements and related disclosure requirements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”). SAB 110 expresses the views of the staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options issued in accordance with SFAS No. 123(R) subsequent to December 31, 2007. The Company used a “simplified” method to determine the expected term for the majority of its 2006 and 2007 option grants and is currently evaluating the effect SAB 110 will have on its financial statements and related disclosure requirements.

Note 2:	Business Combinations

The following table presents summary information with respect to acquisitions completed by Gardner Denver during the last three years:

Date of Acquisition	Acquired Entity	Net Transaction Value

January 9, 2006	Todo Group	126.2 million Swedish Kronor (approximately $16.1 million)
July 1, 2005	Thomas Industries Inc.	$483.5 million
June 1, 2005	Bottarini S.p.A.	€8.0 million (approximately $10.0 million)

All acquisitions have been accounted for by the purchase method and, accordingly, their results are included in the Company’s consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date.

Acquisition of Thomas Industries Inc.

On July 1, 2005, the Company acquired Thomas, previously a New York Stock Exchange listed company traded under the ticker symbol “TII.” Thomas was a worldwide leader in the design, manufacture and marketing of precision-engineered pumps, compressors and blowers. The acquisition of Thomas allowed the Company to further diversify its revenue base, expand its presence in higher growth end market segments and broaden its sales channels with a strong focus on OEMs. Thomas’ products are complementary to the Compressor and Vacuum Products segment’s product portfolio. The agreed-upon purchase price of $40.00 per share for all outstanding shares and share equivalents (approximately $734.2 million) was paid in the form of cash and the assumption of approximately $7.6 million of long-term capitalized lease obligations. As of June 30, 2005, Thomas had $265.3 million in cash and equivalents. The net transaction value, including assumed debt (net of cash acquired) and direct acquisition costs, was approximately $483.5 million. There are no remaining material contingent payments or commitments related to this acquisition.

In connection with the acquisition of Thomas, the Company initiated plans to close and consolidate certain former Thomas facilities, primarily in the U.S. and Europe. These plans included various voluntary and involuntary employee termination and relocation programs affecting both salaried and hourly employees and exit costs associated with the sale, lease termination or sublease of certain manufacturing and administrative facilities. The terminations, relocations and facility exits were substantively completed during 2007. A liability of $17,500 was included in the allocation of the Thomas purchase price for the estimated cost of these actions at July 1, 2005 in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Based on finalization of these plans, an estimated total cost of $16,487 was included in the allocation of the Thomas purchase price. The cost of these plans is comprised of the following:

Voluntary and involuntary employee termination and relocation	$14,454
Lease termination and related costs	1,007
Other	1,026

Total	$16,487

The following table summarizes the activity in the associated accrual accounts. All additional amounts accrued (reversed), net, in 2006 were recorded as adjustments to the cost of acquiring Thomas. Amounts reversed in 2007 consisted of $213 recorded as adjustments to the cost of acquiring Thomas and $244 credited to income.

	Termination
	Benefits	Other	Total

Established at July 1, 2005	$16,814	686	17,500
Amounts paid	(8,157)	—	(8,157)

Balance at December 31, 2005	8,657	686	9,343
Additional amounts (reversed) accrued, net	(2,360)	1,347	(1,013)
Amounts paid	(3,449)	(719)	(4,168)
Other, primarily foreign currency translation	301	263	564

Balance at December 31, 2006	3,149	1,577	4,726
Additional amounts reversed, net	(213)	(244)	(457)
Amounts paid	(2,013)	(1,036)	(3,049)
Other, primarily foreign currency translation	196	26	222

Balance at December 31, 2007	$1,119	323	1,442

The following unaudited pro forma financial information for the year ended December 31, 2005 assumes that the Thomas acquisition had been completed as of January 1, 2005. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or what would have occurred had the Thomas acquisition been consummated on the date indicated.

2005
Unaudited

Revenues	$1,435,471
Net income(1)	72,099
Diluted earnings per share(1)	$1.37

(1)	Net income for 2005 reflects the negative effect of recording $3.9 million, before income tax, in inventory step-up adjustments relating to recording the Thomas inventories at fair value.

Note 3:	Allowance for Doubtful Accounts

The allowance for doubtful trade accounts receivable as of December 31, 2007, 2006 and 2005 consists of the following:

	2007	2006	2005

Balance at beginning of year	$10,314	9,605	7,543
Provision charged to expense	960	1,644	2,489
Charged to other accounts(1)	625	700	1,751
Deductions	(2,162)	(1,635)	(2,178)

Balance at end of year	$9,737	10,314	9,605

(1)	Includes the allowance for doubtful accounts of acquired businesses at the dates of acquisition and the effect of foreign currency translation adjustments for those companies whose functional currency is not the U.S. dollar.

Note 4:	Inventories

Inventories as of December 31, 2007 and 2006 consist of the following:

	2007	2006

Raw materials, including parts and subassemblies	$142,546	125,278
Work-in-process	47,622	38,052
Finished goods	77,629	72,228

	267,797	235,558
Excess of FIFO costs over LIFO costs	(11,351)	(10,491)

Inventories, net	$256,446	225,067

During 2007 and 2006, the amount of inventories accounted for on a LIFO basis decreased, which resulted in liquidations of LIFO inventory layers, which are carried at lower costs. The affect of these liquidations was to increase net income in 2007 and 2006 by approximately $801 and $248, respectively. During 2005, the amount of inventory accounted for on a LIFO basis increased, which resulted in the creation of new LIFO layers. It is the Company’s policy to record the earnings effect of LIFO inventory liquidations in the quarter in which a decrease for the entire year becomes certain. In both 2007 and 2006, the LIFO liquidation income was recorded in the fourth quarter. The Company believes that FIFO costs in the aggregate approximate replacement or current cost and, thus, the excess of replacement or current cost over LIFO value was $11.4 million and $10.5 million as of December 31, 2007 and 2006, respectively.

Note 5:	Property, Plant and Equipment

Property, plant and equipment as of December 31, 2007 and 2006 consist of the following:

	2007	2006

Land and land improvements	$27,921	24,711
Buildings	140,455	134,907
Machinery and equipment	240,333	210,704
Tooling, dies, patterns, etc.	54,265	46,333
Office furniture and equipment	45,956	39,262
Other	12,587	7,900
Construction in progress	21,934	11,663

	543,451	475,480
Accumulated depreciation	(250,071)	(198,987)

Property, plant and equipment, net	$293,380	276,493

Note 6:	Goodwill and Other Intangible Assets

Intangible assets, including goodwill, are assigned to the operating divisions based upon their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, generally 5 to 20 years. Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is tested at the operating division level. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, a goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of each reporting unit is estimated using available information regarding expected future cash flows and a discount rate that is based upon the cost of capital specific to the Company. During the second quarter of 2007, the Company completed its annual impairment tests and determined that the carrying values of intangible assets not subject to amortization and goodwill were not impaired. There were no events or changes in circumstances indicating that goodwill and other intangible assets might be materially impaired at December 31, 2007.

The changes in the carrying amount of goodwill attributable to each reportable segment for the years ended December 31, 2007 and 2006 are presented in the table below. The balances as of December 31, 2005 and 2006 have been revised to reflect the Company’s realignment of its reportable segments in the first quarter of 2006. This revision resulted in a $10.0 million decrease in the previously reported balances for the Compressor and Vacuum Products segment and a corresponding increase in the balances for the Fluid Transfer Products segment.

	Compressor &	Fluid Transfer
	Vacuum Products	Products	Total

Balance as of December 31, 2005	$573,377	46,867	620,244
Acquisitions	—	13,641	13,641
Adjustments to goodwill	(6,181)	12,365	6,184
Foreign currency translation	33,430	3,281	36,711

Balance as of December 31, 2006	$600,626	76,154	676,780

Adjustments to goodwill	(34,608)	(403)	(35,011)
Foreign currency translation	42,512	1,215	43,727

Balance as of December 31, 2007	$608,530	76,966	685,496

The adjustments to goodwill in the table above reflect reallocations of purchase price, primarily related to income tax matters, subsequent to the dates of acquisition for acquisitions completed in prior fiscal years.

Other intangible assets at December 31, 2007 and 2006 consist of the following:

	2007		2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists and relationships	$74,187	(16,063)	63,300	(9,723)
Acquired technology	44,658	(28,431)	40,246	(20,927)
Other	9,634	(3,074)	10,595	(3,787)
Unamortized intangible assets:
Trademarks	125,403	—	116,762	—

Total other intangible assets	$253,882	(47,568)	230,903	(34,437)

In 2007, certain assets and liabilities associated with the Company’s 2004 acquisition of Nash Elmo were reclassified from a U.S. dollar subsidiary to various non-U.S. dollar (primarily euro) subsidiaries based upon the exchange rate in effect at the acquisition date. The resulting unrealized foreign currency translation gain increased the U.S. dollar carrying amounts of goodwill and net identifiable intangible assets.

Amortization of intangible assets was $12.3 million and $10.1 million in 2007 and 2006, respectively. Finalization of the fair value of the Thomas amortizable intangible assets resulted in a cumulative $3.2 million pre-tax credit to amortization expense in the second quarter of 2006. Amortization of intangible assets is anticipated to be approximately $11.9 million per year for 2008 through 2012 based upon exchange rates, and intangible assets with finite useful lives included in the balance sheet, as of December 31, 2007.

Note 7:	Accrued Liabilities

Accrued liabilities as of December 31, 2007 and 2006 consist of the following:

	2007	2006

Salaries, wages and related fringe benefits	$59,386	55,220
Taxes	13,390	39,024
Advance payments on sales contracts	37,154	17,045
Product warranty	15,087	15,298
Product liability, and medical and workers’ compensation claims	13,503	13,802
Other	46,330	62,086

Total accrued liabilities	$184,850	202,475

A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Balance as of January 1	$15,298	15,254	10,671
Product warranty accruals	12,409	12,561	9,575
Settlements	(13,168)	(14,216)	(10,008)
Other (primarily acquisitions and foreign currency translation)	548	1,699	5,016

Balance as of December 31	$15,087	15,298	15,254

Note 8:	Debt

Debt as of December 31, 2007 and 2006 consists of the following:

	2007	2006

Short-term debt	$4,099	1,740

Long-term debt:
Credit Line, due 2010(1)	$58,329	109,968
Term Loan, due 2010(2)	76,103	145,000
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages(3)	9,993	9,635
Variable Rate Industrial Revenue Bonds, due 2018 (4)	8,000	8,000
Capitalized leases and other long-term debt	8,200	7,905

Total long-term debt, including current maturities	285,625	405,508
Current maturities of long-term debt	21,638	22,049

Long-term debt, less current maturities	$263,987	383,459

(1)	The loans under this facility may be denominated in U.S. dollars or several foreign currencies. At December 31, 2007, the outstanding balance consisted of euro borrowings of €25,000, and British pound borrowings of £11,000. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency. The weighted-average interest rates were 5.2% and 6.7%, as of December 31, 2007 for the euro and British pound loans, respectively. The interest rates averaged 4.7% and 6.6%, for the year ended December 31, 2007 for the euro and British pound loans, respectively.

(2)	The Term Loan is denominated in U.S. dollars and the interest rate varies with prime and/or LIBOR. At December 31, 2007, this rate was 5.6% and averaged 6.2% for the year ended December 31, 2007.

(3)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €6,846 at December 31, 2007. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

(4)	The interest rate varies with market rates for tax-exempt industrial revenue bonds. At December 31, 2007, this rate was 3.5% and averaged 3.7% for the year ended December 31, 2007. These industrial revenue bonds are secured by an $8,100 standby letter of credit.

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

The Term Loan has a final maturity of July 1, 2010. The Term Loan requires quarterly principal payments aggregating approximately $20 million, $34 million and $22 million in 2008, 2009 through 2010, respectively.

The Revolving Line of Credit matures on July 1, 2010. Loans under this facility may be denominated in U.S. dollars or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2005 Credit Agreement. On December 31, 2007, the Revolving Line of Credit had an outstanding principal balance of $58.3 million. In addition, letters of credit in the amount of $15.2 million were outstanding on the Revolving Line of Credit at December 31, 2007, leaving $151.5 million available for future use, subject to the terms of the Revolving Line of Credit.

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

Borrowings in the principal amount of approximately $17.5 million by the Company and its subsidiaries in currencies other than the borrower’s functional currency have been designated as hedges of net investments in foreign operations. As such, changes in the reported amount of these borrowings due to changes in currency exchange rates are included in accumulated other comprehensive income.

Debt maturities for the five years subsequent to December 31, 2007 and thereafter are $24.8 million, $35.4 million, $81.5 million, $1.0 million, $1.0 million and $146.0 million, respectively.

Cash paid for interest in 2007, 2006 and 2005 was $25,877, $34,943 and $25,951 respectively.

The rentals for all operating leases were $20,489, $18,470, and $15,954, in 2007, 2006 and 2005, respectively. Future minimum rental payments for operating leases for the five years subsequent to December 31, 2007 and thereafter are $19,014, $15,466, $10,586, $9,222, $6,290, and $21,893, respectively.

Note 9:	Benefit Plans

Pension and Postretirement Benefit Plans

The Company sponsors a number of retirement plans worldwide. Benefits are provided to employees under defined benefit pay-related and service-related plans, which are generally non-contributory in the U.S. and Germany, and are generally contributory in the United Kingdom. The Company’s funding policy for the U.S. defined benefit retirement plans is to annually contribute amounts that equal or exceed the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company’s annual contributions to the international retirement plans are consistent with the requirements of applicable laws.

During the third quarter of 2007, the Company implemented certain revisions to its three defined benefit pension plans (the “Plans”) in the United Kingdom which affected the net periodic benefit cost associated with these plans. These revisions included making a planned one-time contribution of £7.5 million (approximately $15.1 million) into the Plans, merging the Plans into a single plan, and ceasing future service credits under the combined plan effective August 1, 2007. As from that date, credits are earned in a contributory defined contribution plan.

During 2006, the Company implemented certain revisions to the domestic Gardner Denver Inc. Pension Plan (the “Pension Plan”). Future service credits under the Pension Plan ceased effective October 31, 2006. Participants who were not fully vested in their accrued benefit under the Pension Plan continue to earn time toward vesting based on continued service. In connection with the revisions to the Pension Plan, credits that had previously been made to employee accounts in the Pension Plan, are made to employee accounts in the domestic Gardner Denver Inc. Retirement Savings Plan (the “Savings Plan”). The Savings Plan is a qualified plan under the requirements of Section 401(k) of the Internal Revenue Code. The Pension Plan continues to be funded by the Company. The Company also provides postretirement health care and life insurance benefits in the U.S. to a limited group of current and former retired employees. The majority of the Company’s postretirement medical plans are unfunded.

The following table provides a reconciliation of the changes in the benefit obligations (the projected benefit obligation in the case of the pension plans and the accumulated benefit obligation in the case of the other postretirement plans) and in the fair value of plan assets over the two-year period ended December 31, 2007. The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.

	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2007	2006	2007	2006	2007	2006

Reconciliation of benefit obligations:
Obligations as of January 1	$75,018	74,909	$211,703	182,292	$25,139	31,026
Service cost	—	2,907	3,847	5,639	16	40
Interest cost	4,202	3,963	10,916	8,904	1,412	1,491
Actuarial (gains) losses	(473)	(1,303)	(8,812)	(6,764)	(4,966)	(4,320)
Employee contributions	—	—	814	986	—	—
Plan amendments	—	2	—	—	(496)	(715)
Benefit payments	(5,885)	(5,460)	(6,357)	(4,573)	(1,629)	(2,383)
Acquisitions	—	—	337	401	—	—
Effect of foreign currency exchange rate changes	—	—	6,397	24,818	—	—

Benefit obligations as of December 31	$72,862	75,018	$218,845	211,703	$19,476	25,139

Reconciliation of fair value of plan assets:
Fair value of plan assets as of January 1	$63,223	56,830	$147,407	122,077
Actual return on plan assets	1,744	8,238	14,840	8,101
Acquisitions	—	—	343	—
Employer contributions	806	3,615	19,430	4,787
Employee contributions	—	—	814	986
Benefit payments and plan expenses	(5,885)	(5,460)	(7,253)	(5,739)
Effect of foreign currency exchange rate changes	—	—	3,425	17,195

Fair value of plan assets as of December 31	$59,888	63,223	$179,006	147,407

Funded status as of December 31	$(12,974)	(11,795)	$(39,839)	(64,296)	$(19,476)	(25,139)

The actual return on plan assets of the U.S. plans for 2007 in the above table is understated by approximately $2.0 million due to an overstatement of the 2006 actual return on plan assets by that same amount. As a result of the 2006 overstatement, the funded status of the U.S. plans at December 31, 2006 was understated by approximately $2.0 million. The net periodic benefit cost for fiscal 2007 was calculated based upon the correct amount of plan assets.

Amounts recognized as a component of accumulated other comprehensive income at December 31, 2007 and 2006 that have not been recognized as a components of net periodic benefit cost are presented in the following table:

	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2007	2006	2007	2006	2007	2006

Net actuarial losses (gains)	$8,966	6,835	$10,339	21,921	$(10,551)	(6,412)
Prior-service cost (credit)	25	39	—	—	(986)	(932)

Amounts included in accumulated other comprehensive loss (income)	$8,991	6,874	$10,339	21,921	$(11,537)	(7,344)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year ending December 31, 2008, are $0.1 million and nil, respectively. The estimated net gain and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year ending December 31, 2008, are $1.5 million and $0.4 million, respectively.

The total pension and other postretirement accrued benefit liability is included in the following captions in the Consolidated Balance Sheets at December 31, 2007 and 2006:

	2007	2006

Accrued liabilities	$(2,727)	(2,893)
Postretirement benefits other than pensions	(17,237)	(22,476)
Other liabilities	(52,325)	(75,861)

Total pension and other postretirement accrued benefit liability	$(72,289)	(101,230)

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006

Projected benefit obligation	$72,862	75,018	$27,518	211,342
Accumulated benefit obligation	72,862	75,018	26,966	181,336
Fair value of plan assets	59,888	63,223	6,888	147,060

The accumulated benefit obligation for all U.S. defined benefit pension plans was $72.9 million and $75.0 million at December 31, 2007 and 2006, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $186.7 million and $181.7 million at December 31, 2007 and 2006, respectively.

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income, before income tax effect, for the years ended December 31, 2007, 2006 and 2005:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Net periodic benefit (income) cost:
Service cost	$—	2,907	2,996	$3,847	5,639	4,298	$16	40	83
Interest cost	4,202	3,962	3,731	10,916	8,904	7,824	1,413	1,491	1,507
Expected return on plan assets	(4,535)	(4,353)	(4,489)	(11,926)	(9,950)	(8,251)	—	—	—
Amortization of transition liability	—	—	4	—	—	—	—	—	—
Amortization of prior-service cost (credit)	14	(57)	(82)	—	—	—	(443)	(274)	(106)
Amortization of net loss (gain)	186	452	223	400	512	197	(828)	(469)	(744)

Net periodic benefit (income) cost	(133)	2,911	2,383	3,237	5,105	4,068	$158	788	740

SFAS No. 88 (gain)/loss due to
settlements or curtailments — special termination benefits	—	(294)	—	—	—	291	—	—	—

Total net periodic benefit (income) cost recognized	$(133)	2,617	2,383	$3,237	5,105	4,359	$158	788	740

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$2,317	N/A	N/A	$(11,191)	N/A	N/A	$(4,967)	N/A	N/A
Amortization of net actuarial (loss) gain	(186)	N/A	N/A	(400)	N/A	N/A	828	N/A	N/A
Prior service cost	—	N/A	N/A	—	N/A	N/A	(497)	N/A	N/A
Amortization of prior service (cost) credit	(14)	N/A	N/A	—	N/A	N/A	443	N/A	N/A
Effect of foreign currency exchange rate changes	—	N/A	N/A	9	N/A	N/A	—	N/A	N/A

Total recognized in other comprehensive income	$2,117	N/A	N/A	$(11,582)	N/A	N/A	$(4,193)	N/A	N/A

Total recognized in net periodic benefit cost and other comprehensive income	$1,984	N/A	N/A	$(8,345)	N/A	N/A	$(4,035)	N/A	N/A

The discount rate selected to measure the present value of the Company’s benefit obligations was derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under a plan. The Company selects the expected long-term rate of return on plan assets in consultation with the plans’ actuaries. This rate is intended to reflect the expected average rate of earnings on the funds invested or to be invested to provide plan benefits. The plans are assumed to continue in force for as long as the assets are expected to be invested. In estimating the expected long-term rate of return on plan assets, appropriate consideration is given to historical performance of the major asset classes held or anticipated to be held by the plans and to current forecasts of future rates of return for those asset classes. Because assets are held in qualified trusts, expected returns are not adjusted for taxes. The following weighted-average actuarial assumptions were used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Discount rate	5.9%	5.6%	6.0%	5.1%	4.6%	5.3%	5.9%	5.6%	6.0%
Expected long-term rate of return on plan assets	8.0%	8.0%	8.9%	7.5%	7.6%	7.5%	N/A	N/A	N/A
Rate of compensation increases	N/A	5.5%	5.0%	3.9%	3.4%	3.4%	N/A	N/A	N/A

The following weighted-average actuarial assumptions were used to determine benefit obligations at December 31:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Discount rate	6.1%	5.9%	5.6%	5.8%	5.1%	4.6%	6.1%	5.9%	5.6%
Rate of compensation increases	N/A	N/A	5.0%	4.2%	3.9%	3.4%	N/A	N/A	N/A

The following actuarial assumptions were used to determine other postretirement benefit plans costs and obligations as of December 31:

	2007	2006	2005

Healthcare cost trend rate assumed for next year	10.0%	11.0%	11.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013	2013

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement medical plans. The following table provides the effects of a one-percentage-point change in assumed healthcare cost trend rates as of December 31, 2007:

	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic benefit cost — increase (decrease)	$86	$(76)
Effect on the postretirement benefit obligation — increase (decrease)	1,059	(955)

The following table reflects the estimated benefit payments reflecting expected future service for the next five years and for the years 2013 through 2017. The estimated benefit payments for the non-U.S. pension plans were calculated using foreign exchange rates as of December 31, 2007.

	Pension Benefits
		Non-U.S.	Other
	U.S. Plans	Plans	Postretirement Benefits

2008	$6,470	5,629	2,307
2009	6,007	6,594	2,307
2010	6,336	7,354	2,335
2011	5,859	9,910	2,295
2012	5,787	9,541	2,265
Aggregate 2013-2017	26,050	64,702	10,118

In 2008, the Company expects to contribute approximately $3.9 million to the U.S. pension plans and approximately $6.8 million to the non-U.S. pension plans. The expected total contributions to the U.S. pension plans include the potential impact of the Pension Protection Act (“PPA”) of 2006, which became effective on August 17, 2006. While the PPA will have some effect on specific plan provisions of the U.S. pension plans, its primary effect will be to change the minimum funding requirements for plan years beginning in 2008. Until relevant regulations are issued, the financial effect is uncertain.

The primary investment objectives for the Company’s plan assets are to optimize the long-term return on plan assets at an acceptable level of risk, to maintain a broad diversification across asset classes and among investment managers, to secure participant retirement benefits and to minimize reliance on contributions as a source of benefit security. The Company has a Benefits Committee (“Committee”) which manages the investment of the Company’s pension plan assets. The Committee determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets and an advisor to monitor the performance of the investment managers. None of the plan assets of Gardner Denver’s defined benefit plans are invested in the Company’s common stock. The Company’s pension plan asset allocations at December 31, 2007 and 2006, and target weighted-average allocations are as follows:

	U.S. Plans			Non-U.S. Plans
						Current
						Weighted
			Current			Average
			Target			Target
	2007	2006	Allocation	2007	2006	Allocation

Asset category:
Equity securities	62%	54%	62%	48%	61%	59%
Debt securities	32%	25%	33%	21%	32%	31%
Other	6%	21%	5%	31%	7%	10%

Total	100%	100%	100%	100%	100%	100%

The decrease in the Other asset category in 2007 compared to 2006 for the U.S. plans is due to the subsequent investment of the assets of the former Thomas Industries U.S. defined benefit plans, which were converted into cash at December 31, 2006 in anticipation of the merger of the Thomas’ plans into the Pension Plan. The Other assets category for the non-U.S. plans consists primarily of cash from the planned one-time contribution to the United Kingdom benefit plans and investments in insurance contracts and diversified mutual funds, which invest in a combination of equity and bond securities.

Defined Contribution Plans

The Company also sponsors defined contribution plans at various locations throughout the world. Benefits are determined and funded regularly based on terms of the plans or as stipulated in a collective bargaining agreement. The Company’s full-time salaried and hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company’s contributions to the savings plans are in the form of the Company’s common stock or cash. The Company’s total contributions to all defined contribution plans in 2007, 2006 and 2005 were $15.4 million, $9.3 million and $10.0 million, respectively. Beginning November 1, 2006, in connection with the revisions to the Pension Plan, credits that had previously been made to employee accounts in the Pension Plan, are now made to employee accounts in the Savings Plan. The decrease in the Company’s total contributions in 2006 compared to 2005 is due to discretionary contributions made to certain plans in 2005, which have not occurred in 2006.

Other

The Company offers a long-term service award program for qualified employees at certain of its non-U.S. locations. Under this program, qualified employees receive a service gratuity (“Jubilee”) payment once they have achieved a certain number of years of service. The Company’s actuarially calculated obligation equaled $2.7 million and $3.1 million at December 31, 2007 and 2006, respectively.

There are various other employment contracts, deferred compensation arrangements, covenants not to compete and change in control agreements with certain employees and former employees. The liability associated with such arrangements is not material to the Company’s consolidated financial statements.

Note 10:	Stockholders’ Equity and Earnings Per Share

In November 2007, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 2,700,000 shares of the Company’s outstanding common stock. All common stock acquired will be held as treasury stock and will be available for general corporate purposes. This program replaces a previous program authorized in October 1998 for the repurchase of up to 3,200,000 shares of the Company’s common stock, of which 420,600 shares remained available for repurchase. The Company has also established a Stock Repurchase Program for its executive officers and directors to provide a means for them to sell the Company’s common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise, grant or vesting of incentive stock options, restricted stock or performance shares. These programs remain in effect until all the authorized shares are repurchased unless modified by the Board of Directors.

On May 2, 2006, the Company’s stockholders approved an increase in the number of authorized shares of common stock from 50,000,000 to 100,000,000. This increase in shares allowed the Company to complete a previously announced two-for-one stock split (in the form of a 100% stock dividend). Stockholders of record at the close of business on May 11, 2006 received a stock dividend of one share of the Company’s common stock for each share owned. The stock dividend was paid after the close of business on June 1, 2006. All shares reserved for issuance pursuant to the Company’s stock option, retirement savings and stock purchase plans were automatically increased by the same proportion pursuant to the Company’s Long-Term Incentive Plan and retirement savings plan. In addition, shares subject to outstanding options or other rights to acquire the Company’s stock and the exercise price for such shares were also automatically adjusted proportionately. The Company transferred $0.3 million to common stock from additional paid-in capital, representing the aggregate par value of the shares issued under the stock split. Current and prior year share and per share amounts in these consolidated financial statements reflect the effect of this two-for-one stock split (in the form of a 100% stock dividend).

At December 31, 2007 and 2006, 100,000,000 shares of $0.01 par value common stock and 10,000,000 shares of $0.01 par value preferred stock were authorized. Shares of common stock outstanding at December 31, 2007 and 2006 were 53,546,267 and 52,625,999, respectively. No shares of preferred stock were issued or outstanding at December 31, 2007 or 2006. The shares of preferred stock, which may be issued without further stockholder approval (except as may be required by applicable law or stock exchange rules), may be issued in one or more series, with the number of shares of each series and the rights, preferences and limitations of each series to be determined by the Company’s Board of Directors. The Company has an Amended and Restated Rights Plan (the “Rights Plan”) under which each share of Gardner Denver outstanding common stock has an associated right (the “Rights”) to purchase a fraction of a share of Gardner Denver Series A Junior Participating Preferred Stock. The Rights issued under the Rights Plan permit the rightsholders under limited circumstances to purchase common stock of Gardner Denver or an acquiring company at a discounted price, which generally would be 50% of the respective stock’s then-current fair market value. The preferred stock that may be purchased upon exercise of such Rights provides preferred stockholders, among other things, a preferential quarterly dividend (which accrues until paid), greater voting rights, and greater rights over common stockholders to dividends, distributions and, in the case of an acquisition, consideration to be paid by the acquiring company.

The Company has not paid a cash dividend since its spin-off from Cooper Industries, Inc. in 1994 and has no current intention to pay cash dividends.

The following table details the calculation of basic and diluted earnings per common share for the years ended December 31, 2007, 2006 and 2005:

	2007			2006			2005
			Amt.			Amt.			Amt.
	Net	Wtd. Avg.	Per	Net	Wtd. Avg.	Per	Net	Wtd. Avg.	Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share

Basic earnings per share:
Income available to common stockholders	$205,104	53,222,731	$3.85	$132,908	52,330,405	$2.54	$66,951	47,827,508	$1.40
Diluted earnings per share:
Effect of dilutive securities:
Stock options granted and outstanding		820,426			1,129,702			1,082,716

Income available to common stockholders and assumed conversions	$205,104	54,043,157	$3.80	$132,908	53,460,107	$2.49	$66,951	48,910,224	$1.37

For the years ended December 31, 2007, 2006 and 2005, respectively, options to purchase an additional 274,523, 199,801 and zero weighted-average shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

Note 11:	Accumulated Other Comprehensive Income

The Company’s other comprehensive income consists of (i) unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations (including hedges of net investments in foreign operations), (ii) unrecognized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes, (iii) in 2007, pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes, and (iv) in 2006 and 2005, minimum pension liability adjustments, net of income tax. See Note 14 “Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments” and Note 9 “Benefit Plans.”

The before tax income (loss), related income tax effect and accumulated balances are as follows:

	Foreign				Accumulated
	Currency	Unrecognized	Minimum	Pension and	Other
	Translation	Gains (Losses) on	Pension	Postretirement	Comprehensive
	Adjustment	Cash Flow Hedges	Liability	Benefit Plans	Income

Balance at December 31, 2004	$35,572	188	(5,575)		30,185
Before tax (loss) income	(19,707)	2,740	(6,505)		(23,472)
Income tax effect	—	(1,041)	2,452		1,411

Other comprehensive (loss) income	(19,707)	1,699	(4,053)		(22,061)

Balance at December 31, 2005	15,865	1,887	(9,628)		8,124
Before tax income (loss)	48,244	(532)	7,244		54,956
Income tax effect	—	202	(2,822)		(2,620)

Other comprehensive income (loss)	48,244	(330)	4,422		52,336

Reversal of minimum pension liability(1)			8,274		8,274
Income tax effect(1)			(3,068)		(3,068)
Recognition of funded status of benefit plans(1)				(21,451)	(21,451)
Income tax effect(1)				6,516	6,516

Balance at December 31, 2006	64,109	1,557	—	(14,935)	50,731
Before tax income (loss)	63,918	(2,689)		13,666	74,895
Income tax effect(2)	—	1,022		(4,069)	(3,047)

Other comprehensive income (loss)	63,918	(1,667)	—	9,597	71,848
Cumulative prior period translation adjustment(3)	5,440	—		—	5,440
Currency translation(4)	—	—		(9)	(9)

Balance at December 31, 2007	$133,467	(110)	—	(5,347)	128,010

(1)	Reflects adoption of the recognition provisions of SFAS No. 158 as of December 31, 2006. See Note 9 “Benefit Plans.”

(2)	The income tax effect relative to pension and postretirement benefit plans in 2007 reflects a reduction in the German and United Kingdom income tax rates.

(3)	Represents the cumulative translation gain for the period September 30, 2004 to December 31, 2006 relative to certain assets and liabilities associated with the Company’s 2004 acquisition of Nash Elmo which were moved from a U.S. dollar subsidiary to various non-U.S. dollar (primarily euro) subsidiaries based on the exchange rates in effect at the acquisition date. This gain was previously estimated to be approximately $15.7 million.

(4)	The Company uses the historical rate approach in determining the U.S. dollar amounts of changes to accumulated other comprehensive income associated with non-U.S. pension benefit plans.

Note 12:	Income Taxes

Income before income taxes consist of the following:

	2007	2006	2005

U.S.	$147,018	113,865	30,098
Non-U.S.	121,342	86,750	65,546

Income before income taxes	$268,360	200,615	95,644

The following table details the components of the provision for income taxes. A portion of these income taxes will be payable within one year and are, therefore, classified as current, while the remaining balance is deferred:

	2007	2006	2005

Current:
U.S. federal	$46,856	46,374	7,079
U.S. state and local	4,762	3,750	1,161
Non-U.S.	30,377	16,428	18,457
Deferred:
U.S. federal	(7,981)	(3,538)	2,503
U.S. state and local	(421)	(303)	215
Non-U.S.	(10,337)	4,996	(722)

Provision for income taxes	$63,256	67,707	28,693

The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate as follows:

	2007	2006	2005

U.S. federal corporate statutory rate	35.0%	35.0%	35.0%
State and local taxes, less federal tax benefit	1.7	1.7	1.4
Foreign income taxes	(8.4)	(4.4)	(5.4)
Export benefit	—	(0.4)	(1.1)
Manufacturing benefit	(0.9)	(0.5)	(0.3)
American Jobs Creation Act Dividend	—	—	0.9
Repatriation tax effect	(3.7)	1.7	—
Other, net	(0.1)	0.7	(0.5)

Effective income tax rate	23.6%	33.8%	30.0%

The principal items that gave rise to deferred income tax assets and liabilities follow:

	2007	2006

Deferred tax assets:
Reserves and accruals	$31,734	38,580
Postretirement benefits other than pensions	7,446	9,599
Postretirement benefits — pensions	11,068	10,785
Tax loss carryforwards	7,484	9,207
Foreign tax credit carryforwards	5,080	527
Other	5,247	2,232

Total deferred tax assets	68,059	70,930
Valuation allowance	(5,431)	(8,025)
Deferred tax liabilities:
LIFO inventory	(615)	(3,658)
Property, plant and equipment	(31,194)	(33,259)
Intangibles	(71,077)	(72,192)
Other	(2,896)	(5,894)

Total deferred tax liabilities	(105,782)	(115,003)

Net deferred income tax liability	$(43,154)	(52,098)

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $1.3 million in the liability for unrecognized tax benefits, which was accounted for as a $0.7 million increase to retained earnings at January 1, 2007, and a $0.6 million decrease to goodwill at January 1, 2007. Included in the unrecognized tax benefits at December 31, 2007 are $1.1 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized. The balance of the unrecognized tax benefits, $6.2 million, would be recognized as an adjustment to goodwill prior to the adoption of SFAS 141(R). Upon the adoption of SFAS 141(R), any remaining balance of unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. Below is the tabular reconciliation of January 1, 2007 tax reserves to December 31, 2007 tax reserves.

Amount

Tax reserve balance at January 1, 2007	$15,283
Decreases related to prior year tax positions	(4,952)
Changes due to currency fluctuations	366
Changes related to current year tax positions	—
Settlements	(2,868)
Lapses of statutes of limitations	(506)

Tax reserve balance at December 31, 2007	$7,323

The Company expects the following significant changes to its unrecognized tax benefits within the next twelve months: the U.S. federal statutes of limitations with respect to the 2004 tax year will expire on $0.3 million of tax reserves and multiple state statutes of limitations will expire on $2.0 million of tax reserves. The total expected tax reserves changes in the next twelve months are $2.3 million.

The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize such interest expense as part of the provision for income taxes. The Company’s income tax liabilities at December 31, 2007 include approximately $1.5 million of accrued interest, of which approximately $0.6 million relates to goodwill, and no penalties.

The Company’s U.S. federal income tax returns for the tax years 2004 and beyond remain subject to examination by the U.S. Internal Revenue Service (“IRS”). The IRS in October 2006 announced an exam of an acquired subsidiary, Thomas, for the year 2004. As of the date of this report, the exam has not commenced. The statutes of limitations for the U.S. state tax returns are open beginning with the 2004 tax year except for one state, for which the statute has been extended beginning with the 2001 tax year.

The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2001 being the oldest tax year still open, except as noted below. The Company’s significant operations outside the U.S. are located in the United Kingdom and Germany. In the United Kingdom, tax years prior to 2005 are closed. In Germany, generally, the tax years 2003 and beyond remain subject to examination with the statute of limitations for the 2003 tax year expiring during 2008. An acquired subsidiary group is under audit for the tax years 2000 through 2002. The findings to date are not material. In addition, audits are being conducted in various countries for years ranging from 2001 through 2005. To date, no material adjustments have been proposed as a result of these audits.

As of December 31, 2007, the Company has net operating loss carryforwards from various jurisdictions of $28.1 million that result in a deferred tax asset of $7.5 million. It is more likely than not that a portion of these tax loss carryforwards will not produce future tax benefits and a valuation allowance of $5.4 million has been established with respect to these losses. The valuation allowance includes $5.4 million related to acquisitions, which would reduce goodwill if the related deferred tax assets are realized prior to the adoption of SFAS 141(R). Upon the adoption of SFAS No. 141(R), any remaining balance of unrecognized tax benefits would affect the Company’s effective tax rate, if recognized. The expected expiration dates of the tax loss carryforwards are as follows:

	Tax	Valuation	Net Tax
	Benefit	Allowance	Benefit

2008	$69	(69)	—
2009	522	(180)	342
2010	772	(747)	25
2011	181	(163)	18
2012	1,063	(963)	100
2013	44	—	44
2016	481	—	481
2024	346	—	346
2028	28	—	28
2029	65	—	65
Indefinite life	3,913	(3,309)	604

Total	$7,484	(5,431)	2,053

U.S. deferred income taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries (approximately $225.4 million at December 31, 2007) as the Company intends to reinvest such earnings indefinitely or distribute them only when available foreign tax credits could significantly reduce the amount of U.S. taxes due on such distributions.

The Company has a tax holiday at four subsidiaries in China. The tax holiday resulted in a reduction from the statutory tax rate of 25% to 0% at two subsidiaries, to 15% for a third subsidiary and to 10% for a fourth subsidiary for 2007. For 2008, the expected tax rate will remain at 0% for the first two subsidiaries, will increase to 25% for the third subsidiary and will increase to 18% for the fourth subsidiary. The tax holidays will fully phase out for years beginning after 2011. The revisions to the China tax holidays since the prior year arise based on revised Chinese tax regulations issued during 2007. The tax expense reduction in 2007 was $2.3 million with respect to current tax expense. This benefit was reduced by $0.3 million for the expected impact on deferred tax expense as a result of Chinese tax law changes.

During 2007, Germany enacted tax legislation which reduced the German tax rates effective January 1, 2008. As a result of this legislation, the Company recorded a deferred tax benefit of $10.3 million and a corresponding reduction of deferred tax liabilities with respect to its German operations.

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

Cash paid for income taxes in 2007, 2006 and 2005 was $92,781, $63,238, and $19,935, respectively.

Note 13.	Stock-Based Compensation Plans

On January 1, 2006, Gardner Denver adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) superseded the Company’s previous accounting under APB 25, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers with their implementation of SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under this method, the Company’s consolidated financial statements as of and for the years ended December 31, 2007 and 2006, reflect the impact of SFAS No. 123(R), while the consolidated financial statements for the year ended December 31, 2005 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) was $5.0 million and $5.3 million during 2007 and 2006, respectively, and consisted of: (1) compensation expense for all unvested share-based awards outstanding as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and (2) compensation expense for share-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized during 2007 and 2006 is based on the value of the portion of share-based payment awards that are ultimately expected to vest. SFAS No. 123(R) amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The following table shows the impact of the adoption of SFAS No. 123(R) on the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006.

	2007	2006

Selling and administrative expenses	$4,988	$5,340

Total stock-based compensation expense included in operating expenses	4,988	5,340
Income before income taxes	(4,988)	(5,340)
Provision for income taxes	1,087	1,509

Net income	$(3,901)	$(3,831)

Basic and diluted earnings per share	$(0.07)	$(0.07)

The following table summarizes the excess tax benefits from stock-based compensation realized during 2007 and 2006 and included in the consolidated statements of cash flows.

	2007	2006

Net cash provided by operating activities	$(6,320)	$(3,674)
Net cash used in financing activities	$6,320	$3,674

Plan Descriptions

Under the Company’s Amended and Restated Long-Term Incentive Plan (the “Incentive Plan”), designated employees and nonemployee directors are eligible to receive awards in the form of stock options, stock appreciation rights, restricted stock awards or performance shares, as determined by the Management Development and Compensation Committee of the Board of Directors. The Company’s Incentive Plan is intended to assist the Company in recruiting and retaining employees and directors, and to associate the interests of eligible participants with those of the Company and its stockholders. An aggregate of 8,500,000 shares of common stock has been authorized for issuance under the Incentive Plan. Under the Incentive Plan, the grant price of an option is determined by the Management Development and Compensation Committee, but must not be less than the market close price of the Company’s common stock on the date of grant. The grant price for options granted prior to May 1, 2007 could not be less than the average of the high and low price of the Company’s common stock on the date of grant.

The Incentive Plan provides that the term of any option granted may not exceed ten years. There are no vesting provisions tied to performance conditions for any of the outstanding options and restricted stock awards. Vesting for all outstanding options or restricted stock awards is based solely on continued service as an employee or director of the Company. Under the terms of existing awards, employee options become vested and exercisable ratably on each of the first three anniversaries of the date of grant (or upon retirement, death or cessation of service due to disability, if earlier). The options granted to employees in 2007, 2006 and 2005 expire seven years after the date of grant.

Pursuant to the Incentive Plan, the Company also issues share-based awards to directors who are not employees of Gardner Denver or its affiliates. Each nonemployee director is eligible to receive options to purchase up to 18,000 shares of common stock on the day after the annual meeting of stockholders. These options become exercisable on the first anniversary of the date of grant (or upon retirement, death or cessation of service due to disability, if earlier) and expire five years after the date of grant.

The Company also has an employee stock purchase plan (the “Stock Purchase Plan”), a qualified plan under the requirements of Section 423 of the Internal Revenue Code, and has reserved 2,300,000 shares for issuance under this plan. The Stock Purchase Plan requires participants to have the purchase price of their options withheld from their pay over a one-year period. No options were offered to employees under the Stock Purchase Plan in 2007, 2006 or 2005.

Stock Option Awards

The following summary presents information regarding outstanding stock options as of December 31, 2007 and changes during the year then ended (underlying shares in thousands):

		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life

Outstanding at December 31, 2006	2,422	$15.78
Granted	251	36.00
Exercised	(774)	11.63
Forfeited or canceled	(29)	27.54

Outstanding at December 31, 2007	1,870	20.06	$25,297	3.9 years
Exercisable at December 31, 2007	1,292	$15.54	$22,903	3.4 years

The weighted-average estimated grant-date fair value of employee and director stock options granted during the years ended December 31, 2007, 2006, and 2005 was $12.15, $10.31, and $6.65, respectively.

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was $20.7 million, $14.2 million and $9.6 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $1.7 million as of December 31, 2007, and will be recognized as expense over a weighted-average period of 1.2 years.

Restricted Stock Awards

The following summary presents information regarding outstanding restricted stock awards as of December 31, 2007 and changes during the year then ended (underlying shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value

Nonvested at December 31, 2006	45	$30.58
Granted	45	36.36
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2007	90	$33.43

The restricted stock awards granted during the year ended December 31, 2007, cliff vest three years after the date of grant. The restricted stock awards granted prior to May 1, 2007 were valued at the average of the high and low price of the Company’s common stock on the date of grant. The restricted stock awards granted subsequent to May 1, 2007 were valued at the market close price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense, net of estimated forfeitures, for nonvested restricted stock awards was $0.6 million as of December 31, 2007, which will be recognized as expense over a weighted-average period of 1.7 years. The total fair value of restricted stock awards that vested during the year ended December 31, 2006 was $1.1 million. No restricted stock awards vested during the years ended December 31, 2007 and 2005.

Valuation Assumptions

The fair value of each stock option grant under the Company’s Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of the Company’s common stock calculated over the expected term of the option. The expected term for the majority of the options granted during the years ended December 31, 2007 and 2006, was calculated in accordance with SAB 107 using the simplified method for “plain-vanilla” options. The expected terms for options granted to certain executives and nonemployee directors that have similar historical exercise behavior were determined separately for valuation purposes. The risk-free rate over the expected term of the options was based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average assumptions used in the valuation of option awards granted during the years ended December 31, 2007, 2006 and 2005 are noted in the table below.

	2007	2006	2005

Assumptions:
Risk-free interest rate	4.7%	4.7%	3.9%
Dividend yield	—	—	—
Volatility factor	29	27	33
Expected life (in years)	4.9	4.8	4.4

Pro Forma Net Earnings

In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the year ended December 31, 2005 have not been restated and do not include the impact of SFAS No. 123(R). Accordingly, no compensation expense related to stock option awards was recognized in 2005, as all stock options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table provides pro forma net income and earnings per share as if the fair-value-based method of accounting had been applied to all outstanding and unvested stock option awards prior to the adoption of

SFAS 123(R). For purposes of this pro forma disclosure, the estimated fair value of a stock option award using the Black-Scholes model is assumed to be expensed ratably over the award’s vesting periods.

2005

Net income, as reported	$66,951
Less: Total stock-based employee compensation expense determined under fair-value method, net of related tax effects	(2,074)

Pro forma net income	$64,877

Basic earnings per share, as reported	$1.40
Basic earnings per share, pro forma	1.36
Diluted earnings per share, as reported	1.37
Diluted earnings per share, pro forma	1.33

For stock option awards with accelerated vesting provisions that are granted to retirement-eligible employees and to employees that become eligible for retirement subsequent to the grant date, the Company previously followed the guidance of APB 25 and SFAS No. 123, which allowed compensation costs to be recognized ratably over the vesting period of the award. SFAS No. 123(R) requires compensation costs to be recognized over the requisite service period of the award instead of ratably over the vesting period stated in the grant. For awards granted prior to adoption, the SEC clarified that companies should continue to follow the vesting method they had previously been using. As a result, for awards granted prior to adoption, the Company will continue to recognize compensation costs ratably over the vesting period with accelerated recognition of the unvested portion upon actual retirement. The Company follows the guidance of SFAS No. 123(R) for stock option awards granted subsequent to the adoption date. Therefore, the pro forma information presented in the above table is not comparable to the amounts recognized by the Company during 2007 and 2006.

The Company’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises and the vesting of restricted stock awards. These benefits totaled approximately $6.3 million, $3.7 million and $2.3 million for the years ended December 31, 2007, 2006, and 2005, respectively, and were recorded as an increase to additional paid-in capital.

Note 14: Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments

Off-Balance Sheet Risk and Concentrations of Credit Risk

There were no off-balance sheet derivative financial instruments as of December 31, 2007 or 2006.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. The Company deals only with derivative counterparties that are major financial institutions with investment-grade credit ratings. The majority of the derivative contracts to which the Company is a party settle monthly or quarterly, or mature within one year. Because of these factors, the Company has minimal credit risk related to derivative contracts at December 31, 2007 and 2006.

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company’s products are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not consider itself to have any significant concentrations of credit risk at December 31, 2007 or 2006.

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

The Company selectively uses derivative financial instruments to manage interest costs and currency exchange risks. The Company does not hold derivatives for trading purposes. The fair values of derivative financial instruments are calculated based on dealer quotes.

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

The following is a summary of the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type, as of December 31, 2007 and 2006.

	2007				2006
		Average	Average			Average	Average
	Notional	Receive	Pay	Fair	Notional	Receive	Pay	Fair
	Amount	Rate	Rate	Value	Amount	Rate	Rate	Value

Foreign currency forwards	$29,757	N/A	N/A	580	—	N/A	N/A	—
Interest rate swaps	$30,000	4.9%	4.1%	(141)	70,000	5.4%	4.4%	1,850

The Company has the pay-fixed position in each of its interest rate swaps and these are designated as cash flow hedges of its exposure to variability in future LIBOR-based interest payments on variable-rate debt. Gains and losses on these positions are reclassified from accumulated other comprehensive income to earnings through interest expense in the periods in which the hedged transactions are realized. The ineffective portion of the gain or loss is immediately recognized in earnings. The accumulated balance in other comprehensive income related to these positions is $(110) and $1,557 at December 31, 2007 and 2006, respectively. Of this amount, $32 is expected to be reclassified to earnings through interest expense in 2008.

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

The Company believes that the pending and future asbestos and silicosis lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the components described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, due to inherent uncertainties of litigation and because future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, could cause a different outcome, there can be no assurance that the resolution of pending or future lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

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

In the Compressor and Vacuum Products segment, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air compressors; positive displacement, centrifugal and side channel blowers; liquid ring pumps; and single-piece piston reciprocating, diaphragm, and linear compressor and vacuum pumps, primarily serving OEM applications, engineered systems and general industry. This segment also designs, manufactures, markets and services complementary ancillary products. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. Liquid ring pumps are used in many different vacuum applications and engineered systems, such as water removal, distilling, reacting, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, petrochemical and power industries. The markets served are primarily in the United States, Europe, and Asia.

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

The accounting policies of the segments are the same as those described in Note 1 “Summary of Significant Accounting Policies.” The Company evaluates the performance of its segments based on operating income, which is defined as income before interest expense, other income, net, and income taxes. Certain assets attributable to corporate activity are not allocated to the segments. General corporate assets (unallocated assets) consist of cash and equivalents and deferred tax assets. Inter-segment sales and transfers are not significant.

Operating income by reportable segment presented below reflects the reclassification of certain operating income and expense items previously included in other income, net, to selling and administrative expenses, as discussed in Note 1, “Summary of Significant Accounting Policies.” The following table presents the amounts reclassified for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005

Operating Income:
Compressor and Vacuum Products	$(747)	1,639
Fluid Transfer Products	23	370
Other income, net	(724)	2,009

Net	$—	—

The following tables provide summarized information about the Company’s operations by reportable segment and geographic area. Revenues are attributed to geographic location based on the location of the customer. The property, plant and equipment information by geographic area at December 31, 2005 has been revised to reflect the final allocation of the fair value of the Thomas property, plant and equipment to specific regions, consistent with the December 31, 2006 presentation.

	Revenues			Operating Income			Identifiable Assets at December, 31
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Compressor and Vacuum Products	$1,440,311	1,310,505	982,476	$169,660	140,058	84,732	$1,557,281	1,471,139	1,412,055
Fluid Transfer Products	428,533	358,671	232,076	121,859	94,291	37,912	234,370	202,399	166,345

Total	$1,868,844	1,669,176	1,214,552	291,519	234,349	122,644	1,791,651	1,673,538	1,578,400

Interest expense				26,211	37,379	30,433
Other income, net				(3,052)	(3,645)	(3,433)

Income before income taxes				$268,360	200,615	95,644

General corporate (unallocated)							113,956	76,693	136,660

Total assets							$1,905,607	1,750,231	1,715,060

	LIFO Liquidation			Depreciation and
	Income (before Tax)			Amortization Expense			Capital Expenditures
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Compressor and Vacuum Products	$679	275	—	$52,575	46,809	33,705	$39,877	36,576	30,588
Fluid Transfer Products	613	125	—	6,009	5,400	4,617	7,906	4,539	4,930

Total	$1,292	400	—	$58,584	52,209	38,322	$47,783	41,115	35,518

				Property, Plant and Equipment
	Revenues			at December 31,
	2007	2006	2005	2007	2006	2005

United States	$764,967	695,210	495,282	$102,852	103,443	108,372
Europe	654,699	601,786	418,165	161,408	150,582	156,559
Asia	246,008	191,757	167,273	16,702	17,300	13,981
Canada	51,772	81,593	56,942	193	129	141
Latin America	96,248	56,594	43,169	11,566	4,382	2,952
Other	55,150	42,236	33,721	659	657	586

Total	$1,868,844	1,669,176	1,214,552	$293,380	276,493	282,591

Note 17:	Guarantor Subsidiaries

The Company’s obligations under its 8% Senior Subordinated Notes due 2013 are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company (the “Guarantor Subsidiaries”). The Company’s subsidiaries that do not guarantee the Senior Subordinated Notes are referred to as the “Non-Guarantor Subsidiaries.” The guarantor condensed consolidating financial information presented below presents the statements of operations, balance sheets and statements of cash flow data (i) for Gardner Denver, Inc. (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Gardner Denver’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and Non-Guarantor Subsidiaries on a cost basis under which the investments are recorded by each entity owning a portion of another entity at historical cost); (iii) for the Guarantor Subsidiaries alone (accounting for their investments in Non-Guarantor Subsidiaries on a cost basis under which the investments are recorded by each entity owning a portion of another entity at historical cost); and (iv) for the Non-Guarantor Subsidiaries alone.

The consolidating statements of operations for the years ended December 31, 2006 and 2005 have been reclassified to conform to the changes in presentation described in Note 1 “Summary of Significant Accounting Policies.”

Consolidating Statement of Operations
Year Ended December 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$425,290	485,863	1,215,750	(258,059)	1,868,844
Cost of sales	276,629	337,656	890,247	(255,611)	1,248,921

Gross profit	148,661	148,207	325,503	(2,448)	619,923
Selling and administrative expenses	80,349	51,669	196,386	—	328,404

Operating income	68,312	96,538	129,117	(2,448)	291,519
Interest expense (income)	26,735	(10,536)	10,012	—	26,211
Other income, net	(1,421)	(20)	(1,611)	—	(3,052)

Income before income taxes	42,998	107,094	120,716	(2,448)	268,360
Provision for income taxes	5,205	39,108	19,377	(434)	63,256

Net income	$37,793	67,986	101,339	(2,014)	205,104

Consolidating Statement of Operations
Year Ended December 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$437,152	432,168	990,275	(190,419)	1,669,176
Cost of sales	292,420	311,357	710,062	(193,979)	1,119,860

Gross profit	144,732	120,811	280,213	3,560	549,316
Selling and administrative expenses	79,124	49,188	186,655	—	314,967

Operating income	65,608	71,623	93,558	3,560	234,349
Interest expense (income)	36,317	(9,349)	10,411	—	37,379
Other income, net	(1,355)	(52)	(2,238)	—	(3,645)

Income before income taxes	30,646	81,024	85,385	3,560	200,615
Provision for income taxes	12,188	32,223	23,296	—	67,707

Net income	$18,458	48,801	62,089	3,560	132,908

Consolidating Statement of Operations
Year Ended December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$342,873	264,139	637,692	(30,152)	1,214,552
Cost of sales	245,853	195,058	426,912	(31,586)	836,237

Gross profit	97,020	69,081	210,780	1,434	378,315
Selling and administrative expenses	68,801	41,695	145,089	86	255,671

Operating income	28,219	27,386	65,691	1,348	122,644
Interest expense	29,211	—	1,222	—	30,433
Other income, net	(1,667)	(50)	(1,716)	—	(3,433)

Income before income taxes	675	27,436	66,185	1,348	95,644
Provision for income taxes	246	10,014	18,433	—	28,693

Net income	$429	17,422	47,752	1,348	66,951

Consolidating Balance Sheet
December 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and equivalents	$10,409	(2,261)	84,774	—	92,922
Accounts receivable, net	59,537	56,634	192,577	—	308,748
Inventories, net	25,340	70,134	175,086	(14,114)	256,446
Deferred income taxes	15,204	2,006	—	3,824	21,034
Other current assets	4,367	5,977	12,034	—	22,378

Total current assets	114,857	132,490	464,471	(10,290)	701,528

Intercompany (payable) receivable	(278,396)	276,809	1,587	—	—
Investments in affiliates	914,680	198,654	29	(1,113,334)	29
Property, plant and equipment, net	54,606	48,260	190,514	—	293,380
Goodwill	111,033	211,983	362,480	—	685,496
Other intangibles, net	7,537	47,560	151,217	—	206,314
Other assets	17,266	479	5,074	(3,959)	18,860

Total assets	$941,583	916,235	1,175,372	(1,127,583)	1,905,607

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$19,639	—	6,098	—	25,737
Accounts payable and accrued
liabilities	70,407	39,017	177,649	(608)	286,465

Total current liabilities	90,046	39,017	183,747	(608)	312,202

Long-term intercompany (receivable) payable	(14,541)	(18,176)	32,717	—	—
Long-term debt, less current maturities	189,463	77	74,447	—	263,987
Deferred income taxes	—	26,306	41,841	(3,959)	64,188
Other liabilities	52,561	313	52,643	—	105,517

Total liabilities	317,529	47,537	385,395	(4,567)	745,894

Stockholders’ equity:
Common stock	573	—	—	—	573
Capital in excess of par value	515,194	672,918	441,162	(1,113,334)	515,940
Retained earnings	150,768	165,606	238,392	(9,682)	545,084
Accumulated other comprehensive (loss) income	(12,587)	30,174	110,423	—	128,010
Treasury stock, at cost	(29,894)	—	—	—	(29,894)

Total stockholders’ equity	624,054	868,698	789,977	(1,123,016)	1,159,713

Total liabilities and stockholders’ equity	$941,583	916,235	1,175,372	(1,127,583)	1,905,607

Consolidating Balance Sheet
December 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and equivalents	$5,347	(573)	57,557	—	62,331
Accounts receivable, net	61,671	54,357	145,087	—	261,115
Inventories, net	31,846	59,218	133,047	956	225,067
Deferred income taxes	8,760	6,750	—	(1,148)	14,362
Other current assets	(772)	5,085	12,530	—	16,843

Total current assets	106,852	124,837	348,221	(192)	579,718

Intercompany (payable) receivable	(257,370)	253,992	2,538	840	—
Investments in affiliates	920,520	215,130	29	(1,135,650)	29
Property, plant and equipment, net	53,438	48,720	174,335	—	276,493
Goodwill	113,441	191,146	372,193	—	676,780
Other intangibles, net	7,915	44,249	144,302	—	196,466
Other assets	17,684	703	4,498	(2,140)	20,745

Total assets	$962,480	878,777	1,046,116	(1,137,142)	1,750,231

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$20,139	—	3,650	—	23,789
Accounts payable and accrued
liabilities	52,477	86,768	164,605	(10,672)	293,178

Total current liabilities	72,616	86,768	168,255	(10,672)	316,967

Long-term intercompany (receivable) payable	(37,613)	(12,714)	52,587	(2,260)	—
Long-term debt, less current maturities	302,753	77	80,629	—	383,459
Deferred income taxes	—	26,731	41,869	(2,140)	66,460
Other liabilities	52,781	3,036	74,998	—	130,815

Total liabilities	390,537	103,898	418,338	(15,072)	897,701

Stockholders’ equity:
Common stock	564	—	—	—	564
Capital in excess of par value	490,270	683,557	452,679	(1,135,650)	490,856
Retained earnings	109,475	81,091	135,143	13,580	339,289
Accumulated other comprehensive income	544	10,231	39,956	—	50,731
Treasury stock, at cost	(28,910)	—	—	—	(28,910)

Total stockholders’ equity	571,943	774,879	627,778	(1,122,070)	852,530

Total liabilities and stockholders’ equity	$962,480	878,777	1,046,116	(1,137,142)	1,750,231

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$104,695	7,606	71,950	(2,623)	181,628

Cash flows from investing activities:
Capital expenditures	(11,356)	(7,554)	(28,873)	—	(47,783)
Net cash paid in business combinations	(205)	—	—	—	(205)
Disposals of property, plant and equipment	91	159	1,426	—	1,676
Other	662	38	(21)	—	679

Net cash used in investing activities	(10,808)	(7,357)	(27,468)	—	(45,633)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	12,381	(1,936)	(13,068)	2,623	—
Principal payments on short-term borrowings	—	—	(37,074)	—	(37,074)
Proceeds from short-term borrowings	—	—	39,377	—	39,377
Principal payments on long-term debt	(226,656)	(1)	(49,694)	—	(276,351)
Proceeds from long-term debt	111,042	—	37,757	—	148,799
Proceeds from stock option exercises	9,003	—	—	—	9,003
Excess tax benefits from stock-based compensation	6,320	—	—	—	6,320
Purchase of treasury stock	(960)	—	—	—	(960)
Other	—	—	(959)	—	(959)

Net cash (used in) provided by financing activities	(88,870)	(1,937)	(23,661)	2,623	(111,845)

Effect of exchange rate changes on cash and equivalents	45	—	6,396	—	6,441

Increase (decrease) in cash and equivalents	5,062	(1,688)	27,217	—	30,591
Cash and equivalents, beginning of year	5,347	(573)	57,557	—	62,331

Cash and equivalents, end of year	$10,409	(2,261)	84,774	—	92,922

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$126,096	(45,711)	101,288	(14,481)	167,192

Cash flows from investing activities:
Capital expenditures	(9,070)	(4,753)	(27,292)	—	(41,115)
Net cash paid in business combinations	(3,683)	—	(17,437)	—	(21,120)
Disposals of property, plant and equipment	2,947	975	7,674	—	11,596
Other	19	(19)	—	—	—

Net cash used in investing activities	(9,787)	(3,797)	(37,055)	—	(50,639)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	5,711	49,323	(69,515)	14,481	—
Principal payments on short-term borrowings	—	—	(33,266)	—	(33,266)
Proceeds from short-term borrowings	—	—	28,339	—	28,339
Principal payments on long-term debt	(264,087)	—	(67,489)	—	(331,576)
Proceeds from long-term debt	134,500	—	23,697	—	158,197
Proceeds from stock option exercises	5,773	—	—	—	5,773
Excess tax benefits from stock-based compensation	3,492	—	182	—	3,674
Purchase of treasury stock	(1,260)	—	—	—	(1,260)
Debt issuance costs	(570)	—	—	—	(570)
Other	(158)	—	(1)	—	(159)

Net cash (used in) provided by financing activities	(116,599)	49,323	(118,053)	14,481	(170,848)

Effect of exchange rate changes on cash and equivalents	80	(19)	5,659	—	5,720

Decrease in cash and equivalents	(210)	(204)	(48,161)	—	(48,575)
Cash and equivalents, beginning of year	5,557	(369)	105,718	—	110,906

Cash and equivalents, end of year	$5,347	(573)	57,557	—	62,331

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$79,754	(21,069)	56,603	(213)	115,075

Cash flows from investing activities:
Capital expenditures	(14,885)	(4,825)	(15,808)	—	(35,518)
Net cash paid in business combinations	(738,890)	222,053	34,920	—	(481,917)
Disposals of property, plant and equipment	2,102	44	1,603	—	3,749
Other	6	—	(2,231)	—	(2,225)

Net cash (used in) provided by investing activities	(751,667)	217,272	18,484	—	(515,911)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	308,741	(198,883)	(110,071)	213	—
Principal payments on short-term borrowings	—	—	(26,620)	—	(26,620)
Proceeds from short-term borrowings	—	—	18,354	—	18,354
Principal payments on long-term debt	(641,068)	—	(18,567)	—	(659,635)
Proceeds from long-term debt	813,119	—	109,320	—	922,439
Proceeds from issuance of common stock	199,228	—	—	—	199,228
Proceeds from stock option exercises	6,006	—	—	—	6,006
Purchase of treasury stock	(2,872)	—	—	—	(2,872)
Debt issuance costs	(7,885)	(301)	—	—	(8,186)

Net cash provided by (used in) financing activities	675,269	(199,184)	(27,584)	213	448,714

Effect of exchange rate changes on cash and equivalents	(656)	—	(917)	—	(1,573)

Increase (decrease) in cash and equivalents	2,700	(2,981)	46,586	—	46,305
Cash and equivalents, beginning of year	2,857	2,612	59,132	—	64,601

Cash and equivalents, end of year	$5,557	(369)	105,718	—	110,906

Note 18:	Quarterly Financial and Other Supplemental Information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2007	2006	2007	2006	2007	2006	2007	2006

Revenues	$441,418	399,294	459,869	416,312	457,230	414,028	510,327	439,542
Gross profit	148,927	132,684	153,832	134,323	149,180	133,599	167,984	148,710
Net income(1)	$42,816	30,512	44,771	32,984	53,652	32,117	63,865	37,295
Basic earnings per share(2)	$0.81	0.59	0.84	0.63	1.00	0.61	1.19	0.71
Diluted earnings per share(2)	$0.80	0.57	0.83	0.62	0.99	0.60	1.18	0.70
Common stock prices(2):
High	$39.87	32.73	43.94	40.73	46.09	38.76	41.10	39.60
Low	$31.01	24.28	34.60	31.04	34.25	30.44	30.37	29.77

(1)	The quarter ended June 30, 2006 reflects a $2.3 million ($1.5 million after income taxes) net charge to depreciation and amortization expense as a result of the finalization of the fair value of the Thomas tangible and amortizable intangible assets, of which $1.0 million ($0.7 million after income taxes) was associated with the six-month period ended December 31, 2005.

(2)	All share amounts reflect the effect of a two-for-one stock split (in the form of a 100% stock dividend) that was completed on June 1, 2006.

Gardner Denver, Inc. common stock trades on the New York Stock Exchange under the ticker symbol “GDI”.

The following tables provide the reclassified statements of operations and segment operating income, and amounts reclassified for the years ended December 31, 2007 and 2006 and the unaudited four quarterly periods within each of those years reflecting the reclassifications discussed in Note 1 “Summary of Significant Accounting Policies” and Note 16 “Segment Information.”

	Year Ended December 31, 2007
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$441,418	459,869	457,230	510,327	1,868,844
Cost of sales	292,491	306,037	308,050	342,343	1,248,921

Gross profit	148,927	153,832	149,180	167,984	619,923
Selling and administrative expenses	81,022	82,848	82,095	82,439	328,404

Operating income	67,905	70,984	67,085	85,545	291,519
Interest expense	6,737	6,858	6,566	6,050	26,211
Other income, net	(746)	(760)	(657)	(889)	(3,052)

Income before income taxes	61,914	64,886	61,176	80,384	268,360
Provision for income taxes	19,098	20,115	7,524	16,519	63,256

Net income	$42,816	44,771	53,652	63,865	205,104

Basic earnings per share	$0.81	0.84	1.00	1.19	3.85

Diluted earnings per share	$0.80	0.83	0.99	1.18	3.80

Amounts Reclassified
Selling and administrative expenses	$193	524	214	—	931
Other income, net	(193)	(524)	(214)	—	(931)

Total costs and expenses	$—	—	—	—	—

Segment Operating Income
Compressor and Vacuum Products	$38,695	40,834	41,770	48,361	169,660
Fluid Transfer Products	29,210	30,150	25,315	37,184	121,859

Total	$67,905	70,984	67,085	85,545	291,519

Amounts Reclassified
Segment operating income:
Compressor and Vacuum Products	$(267)	(516)	(552)	—	(1,335)
Fluid Transfer Products	74	(8)	338	—	404
Other income, net	(193)	(524)	(214)	—	(931)

Net	$—	—	—	—	—

	Year Ended December 31, 2006
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Revenues	$399,294	416,312	414,028	439,542	1,669,176
Cost of sales	266,610	281,989	280,429	290,832	1,119,860

Gross profit	132,684	134,323	133,599	148,710	549,316
Selling and administrative expenses	78,329	75,731	77,719	83,188	314,967

Operating income	54,355	58,592	55,880	65,522	234,349
Interest expense	10,232	9,580	8,762	8,805	37,379
Other income, net	(748)	(887)	(831)	(1,179)	(3,645)

Income before income taxes	44,871	49,899	47,949	57,896	200,615
Provision for income taxes	14,359	16,915	15,832	20,601	67,707

Net income	$30,512	32,984	32,117	37,295	132,908

Basic earnings per share	$0.59	0.63	0.61	0.71	2.54

Diluted earnings per share	$0.57	0.62	0.60	0.70	2.49

Amounts Reclassified
Cost of sales	$7,435	12,275	8,880	7,213	35,803
Selling and administrative expenses	4,624	2,688	3,936	5,882	17,130
Depreciation and amortization	(11,998)	(14,529)	(13,000)	(12,682)	(52,209)
Other income, net	(61)	(434)	184	(413)	(724)

Total costs and expenses	$—	—	—	—	—

Segment Operating Income
Compressor and Vacuum Products	$35,594	33,420	33,363	37,681	140,058
Fluid Transfer Products	18,761	25,172	22,517	27,841	94,291

Total	$54,355	58,592	55,880	65,522	234,349

Amounts Reclassified
Segment operating income:
Compressor and Vacuum Products	$(214)	(331)	31	(233)	(747)
Fluid Transfer Products	153	(103)	153	(180)	23
Other income, net	(61)	(434)	184	(413)	(724)

Net	$—	—	—	—	—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation, as required by Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), with the participation of the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as of December 31, 2007. Based upon this evaluation, the

President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in “Internal Control — Integrated Framework,” management concluded that internal control over financial reporting was effective as of December 31, 2007.

Attestation Report of Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm contained in Item 8 “Financial Statements and Supplementary Data,” is hereby incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is included in Item 1, Part I, “Executive Officers of the Registrant” and is also incorporated herein by reference to the definitive proxy statement for the Company’s 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act. In particular, the information concerning the Company’s directors is contained under “Proposal I — Election of Directors,” “Nominees for Election,” and “Directors Whose Terms of Office Will Continue After the Meeting;” the information concerning compliance with Section 16(a) is contained under “Section 16(a) Beneficial Ownership Reporting Compliance;”

the information concerning the Company’s Code of Ethics and Business Conduct (the “Code”) is contained under the fourth paragraph of “Corporate Governance;” and the information concerning the Company’s Audit Committee and the Company’s Audit Committee financial experts are contained under “Board of Directors Committees” of the Gardner Denver Proxy Statement for our 2008 Annual Meeting of Stockholders.

The Company’s policy regarding Corporate Governance and the Code promote the highest ethical standards in all of the Company’s business dealings. The Code reflects the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and also the Company’s Directors. The Code is available on the Company’s Internet website at www.gardnerdenver.com and is available in print to any stockholder who requests a copy. Any amendment to the Code will promptly be posted on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the definitive proxy statement for the Company’s 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, the information related to executive compensation contained under “Compensation of Directors,” “Compensation Discussion & Analysis” and “Executive Management Compensation” of the Gardner Denver Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders. The information in the Report of the Compensation Committee shall not be deemed to be “filed” with the SEC or subject to the liabilities of the Exchange Act, except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the definitive proxy statement for the Company’s 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, the information contained under “Security Ownership of Management and Certain Beneficial Owners” of the Gardner Denver Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the definitive proxy statement for the Company’s 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, information contained under “Director Independence” and “Certain Relationships and Related Transactions” of the Gardner Denver Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information appearing under “Accounting Fees” of the Gardner Denver Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders is hereby incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

(1)	Financial Statements: The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm are contained in Item 8 as indicated:

(2) Financial Statement Schedules:

Financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

See the list of exhibits in the Index to Exhibits to this Annual Report on Form 10-K, which is incorporated herein by reference. The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10 percent or less of the total assets of the company and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARDNER DENVER, INC.

By	/s/ Barry L. Pennypacker
Barry Pennypacker
President and Chief Executive Officer

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 28, 2008.

Signature	Title

/s/ Ross J. Centanni Ross J. Centanni	Executive Chairman of the Board and Director
/s/ Barry L. Pennypacker Barry L. Pennypacker	President and Chief Executive Officer (Principal Executive Officer)
/s/ Helen W. Cornell Helen W. Cornell	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
/s/ David J. Antoniuk David J. Antoniuk	Vice President and Corporate Controller (Principal Accounting Officer)
* Donald G. Barger, Jr.	Director
* Frank J. Hansen	Director
* Raymond R. Hipp	Director
* David D. Petratis	Director
* Diane K. Schumacher	Director
* Charles L. Szews	Director
* Richard L. Thompson	Director

*By
/s/  Tracy D. Pagliara

Tracy D. Pagliara
Attorney-in-fact

GARDNER DENVER, INC.
INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated March 8, 2005 among Gardner Denver, Inc., PT Acquisition Corporation and Thomas Industries Inc., filed as Exhibit 2.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated March 9, 2005, and incorporated herein by reference.
3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 3, 2006 (SEC File No. 001-13215), and incorporated herein by reference.
3.2	Bylaws of Gardner Denver, Inc., as amended on July 31, 2001, filed as Exhibit 3.2 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, dated August 13, 2001 (SEC File No. 001-13215), and incorporated herein by reference.
4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated January 21, 2005, and incorporated herein by reference.
4.2	Form of Indenture by and among Gardner Denver, Inc., the Guarantors and The Bank of New York Trust Company, N.A., as trustee, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.
10.0+	Third Amended and Restated Credit Agreement dated as of May 13, 2005 among Gardner Denver, Inc. (the “Borrower”), the financial institutions from time to time party thereto (the “Lenders”), JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA, as a Lender, an LC Issuer, the Swing Line Lender and as agent for itself and the other Lenders, Wachovia Bank, National Association, as a Lender and as Syndication Agent for the Revolving Loan Facility, Harris Trust and Savings Bank, National City Bank of the Midwest and KeyBank National Association, as Lenders and as Co-Documentation Agents for the Revolving Credit Facility, and Bear Stearns Corporate Lending Inc., as a Lender and as Syndication Agent for the Term Loan Facility, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 16, 2005, and incorporated herein by reference.
10.1	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of June 28, 2006, by and among the Borrowers, Lenders and Agent, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Annual Report on Form 10-K dated February 28, 2007, and incorporated herein by reference.
10.2	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of August 16, 2006, by and among the Borrowers, Lenders and Agent, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Annual Report on Form 10-K, dated February 28, 2007, and incorporated herein by reference.
10.3	Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of May 18, 2007, filed as Exhibit 10 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated August 8, 2007 and incorporated herein by reference.
10.4	Form of Escrow and Security Agreement by and between Gardner Denver, Inc. and The Bank of New York Trust Company, N.A., as trustee and escrow agent, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.
10.5	Form of Registration Rights Agreement by and among Gardner Denver, Inc., the guarantors and the initial purchasers named therein, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 4, 2005, and incorporated herein by reference.
10.6*	Amended and Restated Gardner Denver, Inc. Long-Term Incentive Plan as effective on February 18, 2008, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated February 18, 2008, and incorporated herein by reference.
10.7*	Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, September 1, 1998 Restatement, as amended on various dates, filed as Exhibit 99.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated December 13, 2007, and incorporated herein by reference.

Exhibit No.	Description

10.8*	Amended and Restated Form of Indemnification Agreements between Gardner Denver, Inc. and its directors, officers or representatives, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Annual Report on Form 10-K, dated March 28, 2002, and incorporated herein by reference.
10.9*	Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, amended and restated effective as of August 1, 2007, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated August 8, 2007 and incorporated herein by reference.
10.10*	Gardner Denver, Inc. Executive and Director Stock Repurchase Program, amended and restated effective July 24, 2007, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated August 8, 2007 and incorporated herein by reference.
10.11*	Form of Gardner Denver, Inc. Incentive Stock Option Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K dated February 18, 2008, and incorporated herein by reference.
10.12*	Form of Gardner Denver, Inc. Non-Qualified Stock Option Agreement, filed as Exhibit 10.3 to Gardner Denver, Inc.’s Current Report on Form 8-K dated February 18, 2008, and incorporated herein by reference.
10.13*	Form of Gardner Denver, Inc. Restricted Stock Units Agreement, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Current Report on Form 8-K dated February 18, 2008, and incorporated herein by reference.
10.14*	Form of Gardner Denver, Inc. Nonemployee Director Stock Option Agreement, filed as Exhibit 10.5 to Gardner Denver, Inc.’s Current Report on Form 8-K dated February 18, 2008, and incorporated herein by reference.
10.15*	Form of Gardner Denver, Inc. Nonemployee Director Restricted Stock Units Agreement, filed as Exhibit 10.6 to Gardner Denver, Inc.’s Current Report on Form 8-K dated February 18, 2008, and incorporated herein by reference.
10.16*	Form of Gardner Denver, Inc. Restricted Stock Award Agreement.**
10.17*	Form of Restricted Stock Agreement for awards granted to Nonemployee Directors Pursuant to the Amended and Restated Long-Term Incentive Plan as effective May 1, 2007, file as Exhibit 10.2 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, dated May 9, 2007, and incorporated herein by reference.
10.18*	Gardner Denver, Inc. Executive Annual Bonus Plan, as amended May 3, 2005 and effective January 1, 2006, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, dated August 9, 2005, and incorporated herein by reference.
10.19*	Form of Gardner Denver, Inc. Long-Term Cash Bonus Agreement between Gardner Denver, Inc. and executive bonus award participant, effective February 18, 2008.**
10.20*	Form of Gardner Denver, Inc. Long-Term Cash Bonus Agreement between Gardner Denver, Inc. and executive bonus award participants, filed as Exhibit 10.12 to Gardner Denver, Inc.’s Annual Report on Form 10-K, dated March 28, 2002, and incorporated herein by reference.
10.21*	Form of Change in Control Agreement dated May 2, 2005, entered into between Gardner Denver, Inc. and its Chief Executive Officer (Ross J. Centanni), filed as Exhibit 10.14 to Gardner Denver, Inc.’s Annual Report on Form 10-K, dated March 15, 2006, and incorporated herein by reference.
10.22*	Form of Change in Control Agreement dated May 2, 2005, entered into between Gardner Denver, Inc. and its executive officers, filed as Exhibit 10.15 to Gardner Denver, Inc.’s Annual Report on Form 10-K, dated March 15, 2006, and incorporated herein by reference.
10.23*	Gardner Denver, Inc. Executive Retirement Planning Program Services, dated May 5, 2003, filed as Exhibit 10.15 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q dated August 8, 2003 and incorporated herein by reference.
12	Ratio of Earnings to Fixed Charges.**
21	Subsidiaries of Gardner Denver, Inc.**
23	Consent of Independent Registered Public Accounting Firm.**

Exhibit No.	Description

24	Power of Attorney.**
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

+	The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon request.

*	Management contract or compensatory plan.

**	Filed herewith.