Form 10-Q
period 2008-03-31
GARDNER DENVER INC
filed 2008-05-07
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 1-13215
GARDNER DENVER, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0419383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,492,155 shares of Common Stock, par value $0.01 per share, as of April 27, 2008.

GARDNER DENVER, INC.
Table of Contents

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues	$495,670	$441,418
Cost of sales	334,344	292,491

Gross profit	161,326	148,927
Selling and administrative expenses	85,378	81,022

Operating income	75,948	67,905
Interest expense	5,600	6,737
Other income, net	(241)	(746)

Income before income taxes	70,589	61,914
Provision for income taxes	19,730	19,098

Net income	$50,859	$42,816

Basic earnings per share	$0.96	$0.81

Diluted earnings per share	$0.95	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$111,105	$92,922
Accounts receivable (net of allowance of $9,537 at March 31, 2008 and $9,737 at December 31, 2007)	324,038	308,748
Inventories, net	266,921	256,446
Deferred income taxes	22,510	21,034
Other current assets	23,811	22,378

Total current assets	748,385	701,528

Property, plant and equipment, net	300,529	293,380
Goodwill	707,601	685,496
Other intangibles, net	213,072	206,314
Other assets	20,628	18,889

Total assets	$1,990,215	$1,905,607

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$28,997	$25,737
Accounts payable	104,176	101,615
Accrued liabilities	201,222	184,850

Total current liabilities	334,395	312,202

Long-term debt, less current maturities	264,416	263,987
Postretirement benefits other than pensions	16,932	17,354
Deferred income taxes	66,221	64,188
Other liabilities	87,763	88,163

Total liabilities	769,727	745,894

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,470,077 and 53,546,267 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	574	573
Capital in excess of par value	521,142	515,940
Retained earnings	595,943	545,084
Accumulated other comprehensive income	177,234	128,010
Treasury stock at cost; 4,953,143 and 3,758,853 shares at March 31, 2008 and December 31, 2007, respectively	(74,405)	(29,894)

Total stockholders’ equity	1,220,488	1,159,713

Total liabilities and stockholders’ equity	$1,990,215	$1,905,607

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows From Operating Activities
Net income	$50,859	$42,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,920	14,171
Unrealized foreign currency transaction (gain) loss, net	(1,063)	170
Net gain on asset dispositions	(191)	(63)
Stock issued for employee benefit plans	1,402	1,376
Stock-based compensation expense	2,259	2,910
Excess tax benefits from stock-based compensation	(428)	(1,159)
Deferred income taxes	(2,521)	(1,711)
Changes in assets and liabilities:
Receivables	(6,174)	(19,263)
Inventories	325	(18,459)
Accounts payable and accrued liabilities	10,904	20,665
Other assets and liabilities, net	(4,851)	(4,733)

Net cash provided by operating activities	65,441	36,720

Cash Flows From Investing Activities
Capital expenditures	(9,553)	(8,349)
Net cash paid in business combinations	—	(114)
Disposals of property, plant and equipment	979	145

Net cash used in investing activities	(8,574)	(8,318)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(7,128)	(8,504)
Proceeds from short-term borrowings	7,705	10,282
Principal payments on long-term debt	(50,582)	(43,052)
Proceeds from long-term debt	49,783	23,505
Proceeds from stock option exercises	1,115	2,179
Excess tax benefits from stock-based compensation	428	1,159
Purchase of treasury stock	(44,511)	(248)
Other	(1,258)	(959)

Net cash used in financing activities	(44,448)	(15,638)

Effect of exchange rate changes on cash and equivalents	5,764	821

Net increase in cash and equivalents	18,183	13,585
Cash and equivalents, beginning of year	92,922	62,331

Cash and equivalents, end of period	$111,105	$75,916

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
     The financial information presented as of any date other than December 31, 2007 has been prepared from the books and records of the Company without audit. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such financial statements, have been included.
     The unaudited interim consolidated financial statements should be read in conjunction with the complete consolidated financial statements and notes thereto included in Gardner Denver’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
     Other than as specifically indicated in these “Notes to Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2007.
Changes in Accounting Principles and Effects of New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement was effective for the Company on January 1, 2008. In February 2008, the FASB released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangibles assets with indefinite lives and certain other items. The adoption of the provisions of SFAS No. 157 with respect to the Company’s financial assets and liabilities only did not have a significant effect on the Company’s statement of operations, balance sheet and statement of cash flows. The adoption of SFAS No. 157 with respect to the Company’s non-financial assets and liabilities, effective January 1, 2009, is not expected to have a significant effect on the Company’s consolidated financial statements. See Note 11 “Fair Value of Financial Instruments” for the disclosures required by SFAS No. 157 regarding the Company’s financial instruments measured at fair value.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits all entities to elect to measure eligible financial instruments and certain other items at fair value. Additionally, this statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company effective January 1, 2008. The Company has currently chosen not to elect the fair value option permitted by SFAS No. 159 for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles. Accordingly, the adoption of this standard had no effect on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business is to (i) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determine what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This replaces the guidance of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) which requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. In addition, costs incurred by the acquirer to effect the acquisition and restructuring costs that the acquirer expects to incur, but is not obligated to incur, are to be recognized separately from the acquisition. SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This Statement requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which generally will be the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Contingent consideration should be recognized at the acquisition date, measured at its fair value at that date. SFAS No. 141(R) defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and requires the acquirer to recognize that excess in earnings as attributable to the acquirer. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company is currently evaluating the effect SFAS No. 141(R) will have on its accounting for, and reporting of, business combinations consummated on or after January 1, 2009.

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
     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”). SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate, to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company used the “simplified” method to determine the expected term for the majority of its 2006 and 2007 option grants. SAB 110 was effective for the Company on January 1, 2008 and, accordingly, the Company will no longer use the “simplified” method to estimate the expected term of future option grants. The adoption of SAB 110 had no effect on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161”). SFAS No. 161 requires enhanced disclosures for derivative instruments and hedging activities, including (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Under SFAS No. 161, entities must disclose the fair value of derivative instruments, their gains or losses and their location in the balance sheet in tabular format, and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The fair value amounts must be disaggregated by asset and liability values, by derivative instruments that are designated and qualify as hedging instruments and those that are not, and by each major type of derivative contract. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect SFAS No. 161 will have on its disclosure requirements for derivative instruments and hedging activities.
Note 2. Income Taxes
     As of March 31, 2008, the total balance of unrecognized tax benefits increased $0.3 million to $7.6 million, primarily as a result of changes in foreign currency exchange rates. Included in the unrecognized tax benefits at March 31, 2008 is $1.1 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized. The balance of the unrecognized tax benefits, $6.5 million, would be recognized as an adjustment to goodwill if recognized prior to the adoption of SFAS No. 141(R).

     The Company expects the following significant changes to its unrecognized tax benefits within the next twelve months: the U.S. federal statutes of limitations with respect to the 2004 tax year will expire on $0.3 million of tax reserves and multiple state statutes of limitations will expire on $2.0 million of tax reserves. The total change in the tax reserves in the next twelve months is expected to be $2.3 million.
     The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize such interest expense and penalties as part of the provision for income taxes. The Company’s income tax liabilities at March 31, 2008 include approximately $2.2 million of accrued interest, of which approximately $0.8 million relates to goodwill, and no penalties.
     The Company’s U.S. federal income tax returns for the tax years 2004 and beyond remain subject to examination by the U.S. Internal Revenue Service (“IRS”). The IRS, in October 2006, announced an exam of an acquired subsidiary, Thomas Industries Inc. (“Thomas”), for the year 2004. As of the date of this report, the exam has not commenced. The statutes of limitations for the U.S. state tax returns are open beginning with the 2004 tax year, except for one state for which the statute has been extended beginning with the 2001 tax year.
     The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2001 being the oldest tax year still open, except as noted below. The Company’s significant operations outside the U.S. are located in China, the United Kingdom and Germany. In China and the United Kingdom, tax years prior to 2005 are closed. In Germany, generally, the tax years 2003 and beyond remain subject to examination with the statute of limitations for the 2003 tax year expiring during 2008. An acquired subsidiary group is under audit for the tax years 2000 through 2002. In addition, audits are being conducted in various countries for years ranging from 2001 through 2005. To date, no material adjustments have been proposed as a result of these audits.
Note 3. Inventories
     Inventories as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007
Raw materials, including parts and subassemblies	$149,346	$142,546
Work-in-process	50,971	47,622
Finished goods	79,815	77,629

	280,132	267,797
Excess of FIFO costs over LIFO costs	(13,211)	(11,351)

Inventories, net	$266,921	$256,446

Note 4. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill attributable to each business segment for the three-month period ended March 31, 2008, and the year ended December 31, 2007, are presented in the table below. The adjustments to goodwill reflect reallocations of purchase price, primarily related to income tax matters, subsequent to the dates of acquisition for acquisitions completed in prior fiscal years.

	Compressor	Fluid
	& Vacuum	Transfer
	Products	Products	Total
Balance as of December 31, 2006	$600,626	$76,154	$676,780
Adjustments to goodwill	(34,608)	(403)	(35,011)
Foreign currency translation	42,512	1,215	43,727

Balance as of December 31, 2007	608,530	76,966	685,496
Adjustments to goodwill	109	(64)	45
Foreign currency translation	21,274	786	22,060

Balance as of March 31, 2008	$629,913	$77,688	$707,601

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	March 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists and relationships	$78,468	$(17,754)	$74,187	$(16,063)
Acquired technology	46,357	(30,852)	44,658	(28,431)
Other	10,620	(3,311)	9,634	(3,074)
Unamortized intangible assets:
Trademarks	129,544	—	125,403	—

Total other intangible assets	$264,989	$(51,917)	$253,882	$(47,568)

     Amortization of intangible assets for the three-month periods ended March 31, 2008 and 2007, was $3.0 million and $3.3 million, respectively. Amortization of intangible assets is anticipated to be approximately $12.7 million annually in 2008 through 2012, based upon exchange rates as of March 31, 2008.

Note 5. Accrued Product Warranty
     A reconciliation of the changes in the accrued product warranty liability for the three-month periods ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$15,087	$15,298
Product warranty accruals	4,301	3,560
Settlements	(3,553)	(3,155)
Effect of foreign currency translation	449	79

Balance at end of period	$16,284	$15,782

Note 6. Pension and Other Postretirement Benefits
     The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$—	$—	$188	$1,319	$4	$4
Interest cost	1,066	1,137	3,120	2,662	282	353
Expected return on plan assets	(1,175)	(1,175)	(3,364)	(2,791)	—	—
Recognition of:
Unrecognized prior-service cost	4	4	—	—	(94)	(111)
Unrecognized net actuarial loss (gain)	55	1	(22)	98	(336)	(207)

Net periodic benefit (income) cost	$(50)	$(33)	$(78)	$1,288	$(144)	$39

Note 7. Debt
     The Company’s debt is summarized as follows:

	March 31,	December 31,
	2008	2007
Short-term debt	$4,764	$4,099

Long-term debt:
Credit Line, due 2010 (1)	$63,691	$58,329
Term Loan, due 2010 (2)	72,420	76,103
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages (3)	10,805	9,993
Variable Rate Industrial Revenue Bonds, due 2018 (4)	8,000	8,000
Capitalized leases and other long-term debt	8,733	8,200

Total long-term debt, including current maturities	288,649	285,625
Current maturities of long-term debt	24,233	21,638

Total long-term debt, less current maturities	$264,416	$263,987

(1)	The loans under this facility may be denominated in U.S. dollars or several foreign currencies. At March 31, 2008, the outstanding balance consisted of U.S. dollar borrowings of $13,000, euro borrowings of €12,000 and British pound borrowings of £16,000. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency. The weighted-average interest rates were 3.5%, 5.3% and 6.4% as of March 31, 2008 for the U.S. dollar, euro and British pound loans, respectively. The interest rates averaged 3.7%, 5.2% and 6.4% during the first three months of 2008 for the U.S. dollar, euro and British pound loans, respectively.

(2)	The Term Loan is denominated in U.S. dollars and the interest rate varies with prime and/or LIBOR. At March 31, 2008, this rate was 3.7% and averaged 5.2% during the first three months of 2008.

(3)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €6,846 at March 31, 2008. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

(4)	The interest rate varies with market rates for tax-exempt industrial revenue bonds. At March 31, 2008, this rate was 2.5% and averaged 2.7% during the first three months of 2008. These industrial revenue bonds are secured by an $8,100 standby letter of credit.
Note 8. Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-based Payment,” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on their estimated fair values. The Company recognizes stock-based compensation expense for share-based awards over the requisite service period for vesting of the award or to an employee’s eligible retirement date, if earlier. The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations and the realized excess tax benefits included in the consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
Selling and administrative expenses	$2,259	$2,910

Total stock-based compensation expense included in operating expenses	$2,259	$2,910

Income before income taxes	(2,259)	(2,910)
Provision for income taxes	643	502

Net income	$(1,616)	$(2,408)

Basic and diluted earnings per share	$(0.03)	$(0.04)

Net cash provided by operating activities	$(428)	$(1,159)
Net cash used in financing activities	$428	$1,159
Plan Descriptions
     Under the Company’s Amended and Restated Long-Term Incentive Plan (the “Incentive Plan”), designated employees and non-employee directors are eligible to receive awards in the form of stock options, stock appreciation rights, performance shares or restricted stock and restricted stock units (“restricted shares”), as determined by the Management Development and Compensation Committee of the Board of Directors (the “Committee”). Under the Incentive Plan, the grant price of a stock option is determined by the Committee, but must not be less than the market close price of the Company’s common stock on the date of grant. The Incentive Plan provides that the term of any stock option granted may not exceed ten years. There are no vesting provisions tied to performance conditions for any of the outstanding stock options and restricted shares. Vesting for all outstanding stock options and restricted shares is based solely on continued service as an employee or director of the Company and generally occurs upon retirement, death or cessation of service due to disability, if earlier.
Stock Option Awards
     Under the terms of existing awards, employee stock options become vested and exercisable ratably on each of the first three anniversaries of the date of grant. The options granted to employees in 2008 and 2007 expire seven years after the date of grant. The options granted to non-employee directors become exercisable on the first anniversary of the date of grant and expire five years after the date of grant.
     A summary of the Company’s stock option activity for the three-month period ended March 31, 2008 is presented in the following table (underlying shares in thousands):

				Weighted-
		Outstanding		Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Life
Outstanding at December 31, 2007	1,870	$20.06
Granted	305	$35.88
Exercised	(78)	$14.22
Forfeited or canceled	(19)	$20.85

Outstanding at March 31, 2008	2,078	$22.59	$30,273	4.2 years

Exercisable at March 31, 2008	1,523	$18.03	$29,135	3.5 years
     The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at March 31, 2008 multiplied by the number of in-the-money stock options. The weighted-average estimated grant-date fair values of employee and director stock options granted during the three-month period ending March 31, 2008 was $10.73.
     The total pre-tax intrinsic value of stock options exercised during the first quarters of 2008 and 2007 was $1.8 million and $4.2 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $3.3 million as of March 31, 2008 and will be recognized as expense over a weighted-average period of 2.1 years.
Valuation Assumptions and Expense under SFAS No. 123(R)
     The fair value of each stock option grant under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for the periods indicated are noted in the table below.

	Three Months Ended
	March 31,
	2008	2007
Assumptions:
Risk-free interest rate	2.6%	4.7%
Dividend yield	—	—
Volatility factor	30	29
Expected life (in years)	4.6	5.0
Restricted Share Awards
     In the first quarter of 2008, the Company began granting restricted stock units in lieu of restricted stock. Upon vesting, restricted stock units result in the issuance of the equivalent number of shares of the Company’s common stock. All restricted shares cliff vest three years after the date of grant.
     A summary of the Company’s restricted share activity for the three-month period ended March 31, 2008 is presented in the following table (underlying shares in thousands):

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	(per share)
Nonvested at December 31, 2007	90	$33.43
Granted	60	$35.88
Vested	(2)	$38.32
Forfeited	—	—

Nonvested at March 31, 2008	148	$34.37

     The restricted stock units granted in the first three months of 2008 were valued at the market close price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted shares, net of estimated forfeitures, was $1.9 million as of March 31, 2008, which will be recognized as expense over a weighted-average period of 2.0 years. The total fair value of restricted shares that vested during the first quarter of 2008 was $0.1 million. No restricted shares vested during the first quarter of 2007.
Note 9. Stockholders’ Equity and Earnings Per Share
     In November 2007, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 2,700,000 shares of the Company’s outstanding common stock. All common stock acquired will be held as treasury stock and will be available for general corporate purposes. During the three-month period ended March 31, 2008, the Company repurchased 1,184,065 shares under this program at a total cost of $44.1 million.
     The following table details the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2008 and 2007 (shares in thousands):

	Three Months Ended
	March 31,
	2008	2007
Basic Earnings Per Share:
Net income	$50,859	$42,816

Shares:
Weighted average number of common shares outstanding	53,030	52,754

Basic earnings per common share	$0.96	$0.81

Diluted Earnings Per Share:
Net income	$50,859	$42,816

Shares:
Weighted average number of common shares outstanding	53,030	52,754
Effect of dilutive outstanding equity-based awards	719	1,001

Weighted average number of diluted common shares	53,749	53,755

Diluted earnings per common share	$0.95	$0.80

     For the three months ended March 31, 2008 and 2007, respectively, antidilutive equity-based awards to purchase 473 and 254 weighted-average shares of common stock were outstanding. Antidilutive equity-based awards outstanding were not included in the computation of diluted earnings per share.

Note 10. Accumulated Other Comprehensive Income
     The Company’s accumulated other comprehensive income (loss) consists of unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations (including the foreign currency hedge of the Company’s net investments in foreign operations); unrecognized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes; and unamortized pension and other postretirement benefit prior service cost and actuarial gains or losses, net of income taxes.
     The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

		Unrealized
	Foreign	Gains		Accumulated
	Currency	(Losses) on	Pension and	Other
	Translation	Cash Flow	Postretirement	Comprehensive
	Adjustment (1)	Hedges	Benefit Plans	Income
Balance at December 31, 2006	$64,109	$1,557	$(14,935)	$50,731
Before tax income (loss)	2,233	(410)	(215)	1,608
Income tax effect	—	156	90	246

Other comprehensive income (loss)	2,233	(254)	(125)	1,854

Balance at March 31, 2007	$66,342	$1,303	$(15,060)	$52,585

Balance at December 31, 2007	$133,467	$(110)	$(5,347)	$128,010
Before tax income (loss)	50,157	(1,110)	(393)	48,654
Income tax effect	—	422	147	569

Other comprehensive income (loss)	50,157	(688)	(246)	49,223
Currency translation (2)	—	—	1	1

Balance at March 31, 2008	$183,624	$(798)	$(5,592)	$177,234

(1)	Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

(2)	The Company uses the historical rate approach in determining the U.S. dollar amounts of changes to accumulated other comprehensive income associated with non-U.S. pension benefit plans.
     The Company’s comprehensive income for the three-month periods ended March 31, 2008 and 2007 was as follows:

	Three Months Ended
	March 31,
	2008	2007
Net income	$50,859	$42,816
Other comprehensive income	49,223	1,854

Comprehensive income	$100,082	$44,670

Note 11. Fair Value of Financial Instruments
     A financial instrument is defined as a cash equivalent, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, trade payables, deferred compensation obligations and debt instruments. The book values of these instruments are a reasonable estimate of their respective fair values.
     The Company selectively uses derivative financial instruments to manage interest costs and currency exchange risks. The Company does not hold derivatives for trading purposes.
     The Company uses interest rate swaps to manage its exposure to market changes in interest rates. Also, as part of its hedging strategy, the Company uses purchased option and forward exchange contracts to minimize the impact of currency fluctuations on transactions, cash flows and firm commitments. These contracts for the sale or purchase of European and other currencies generally mature within one year. The following table summarizes the notional amounts and fair values of the Company’s outstanding derivative financial instruments by risk category and instrument type:

	March 31, 2008				December 31, 2007
		Average	Average	Estimated		Average	Average	Estimated
	Notional	Receive	Pay	Fair	Notional	Receive	Pay	Fair
	Amount	Rate	Rate	Value	Amount	Rate	Rate	Value
Foreign currency forwards	$31,626	N/A	N/A	$1,381	$29,757	N/A	N/A	$580
Interest rate swaps	$30,000	3.1%	4.1%	$(1,335)	$30,000	4.9%	4.1%	$(141)
     Effective January 1, 2008, the Company adopted SFAS No. 157 with respect to its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date.

Level 2
Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities as of the reporting date.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total

Financial Assets
Foreign currency forwards (1)	$—	$1,381	$—	$1,381
Trading securities held in deferred compensation plan (2)	10,477	—	—	10,477

Total	$10,477	$1,381	$—	$11,858

Financial Liabilities
Interest rate swaps (1)	$—	$1,335	$—	$1,335
Phantom stock plan (3)	—	2,085	—	2,085
Deferred compensation plan (4)	10,477	—	—	10,477

Total	$10,477	$3,420	$—	$13,897

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.

(2)	Based on the observable price of publicly traded mutual funds which, in accordance with EITF No.97-14, “Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested,” are classified as “Trading” securities and accounted for using the mark-to-market method.

(3)	Based on the price of the Company’s common stock.

(4)	Based on the fair value of the investments in the deferred compensation plan.
Note 12. Acquisition-Related Restructuring Costs
     In connection with the acquisition of Thomas in 2005, the Company initiated plans to close and consolidate certain former Thomas facilities, primarily in the U.S. and Europe. The total estimated cost of these plans was $16.5 million and included various voluntary and involuntary employee termination and relocation programs affecting both salaried and hourly employees and exit costs associated with the sale, lease termination or sublease of certain manufacturing and administrative facilities. These actions were substantively completed during 2007.
     At March 31, 2008 and December 31, 2007, the balance in the related accruals was $1.3 million and $1.4 million, respectively, of which $1.0 million and $1.1 million, respectively, was associated with termination benefits. Changes to the balance during the three-month period ended March 31, 2008 primarily reflect cash payments and the effect of changes in foreign currency exchange rates. The remaining accruals are expected to be utilized during 2008, unless they relate to specific contracts that expire in later years.
Note 13. Supplemental Cash Flow Information
     In the three-month periods ended March 31, 2008 and 2007, the Company paid $7.1 million and $12.2 million, respectively, to various taxing authorities for income taxes. Interest paid for the same three-month periods of 2008 and 2007, was $2.8 million and $4.0 million, respectively.

Note 14. Contingencies
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

Consolidating Statement of Operations
Three Months Ended March 31, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$95,899	$134,222	$338,254	$(72,705)	$495,670
Cost of sales	65,722	93,217	244,715	(69,310)	334,344

Gross profit	30,177	41,005	93,539	(3,395)	161,326
Selling and administrative expenses	23,535	9,269	52,570	4	85,378

Operating income	6,642	31,736	40,969	(3,399)	75,948
Interest expense (income)	5,979	(2,943)	2,564	—	5,600
Other expense (income), net	47	(1)	(287)	—	(241)

Income before income taxes	616	34,680	38,692	(3,399)	70,589
Provision for income taxes	168	13,006	7,221	(665)	19,730

Net income	$448	$21,674	$31,471	$(2,734)	$50,859

Consolidating Statement of Operations
Three Months Ended March 31, 2007

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$112,349	$118,643	$272,775	$(62,349)	$441,418
Cost of sales	72,884	82,625	197,996	(61,014)	292,491

Gross profit	39,465	36,018	74,779	(1,335)	148,927
Selling and administrative expenses	20,795	12,544	47,683	—	81,022

Operating income	18,670	23,474	27,096	(1,335)	67,905
Interest expense (income)	6,946	(2,406)	2,197	—	6,737
Other (income) expense, net	(373)	(8)	(366)	1	(746)

Income before income taxes	12,097	25,888	25,265	(1,336)	61,914
Provision for income taxes	4,792	13,320	986	—	19,098

Net income	$7,305	$12,568	$24,279	$(1,336)	$42,816

Consolidating Balance Sheet
March 31, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$6,250	$(2,689)	$107,544	$—	$111,105
Accounts receivable, net	58,511	63,609	201,918	—	324,038
Inventories, net	28,489	65,349	190,592	(17,509)	266,921
Deferred income taxes	15,773	2,360	—	4,377	22,510
Other current assets	3,945	5,088	14,778	—	23,811

Total current assets	112,968	133,717	514,832	(13,132)	748,385

Intercompany (payable) receivable	(311,560)	306,907	4,653	—	—
Investments in affiliates	902,131	198,654	29	(1,100,785)	29
Property, plant and equipment, net	54,466	47,258	198,805	—	300,529
Goodwill	111,115	212,024	384,462	—	707,601
Other intangibles, net	7,320	47,170	158,582	—	213,072
Other assets	17,982	263	5,451	(3,097)	20,599

Total assets	$894,422	$945,993	$1,266,814	$(1,117,014)	$1,990,215

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$22,094	$—	$6,903	$—	$28,997
Accounts payable and accrued liabilities	69,539	49,064	187,457	(662)	305,398

Total current liabilities	91,633	49,064	194,360	(662)	334,395

Long-term intercompany (receivable) payable	(24,174)	(19,526)	43,700	—	—
Long-term debt, less current maturities	196,326	77	68,013	—	264,416
Deferred income taxes	—	25,933	43,385	(3,097)	66,221
Other liabilities	50,518	—	54,177	—	104,695

Total liabilities	314,303	55,548	403,635	(3,759)	769,727

Stockholders’ equity:
Common stock	574	—	—	—	574
Capital in excess of par value	520,363	660,280	441,284	(1,100,785)	521,142
Retained earnings	161,471	187,235	259,707	(12,470)	595,943
Accumulated other comprehensive (loss) income	(27,884)	42,930	162,188	—	177,234
Treasury stock, at cost	(74,405)	—	—	—	(74,405)

Total stockholders’ equity	580,119	890,445	863,179	(1,113,255)	1,220,488

Total liabilities and stockholders’ equity	$894,422	$945,993	$1,266,814	$(1,117,014)	$1,990,215

Consolidating Balance Sheet
December 31, 2007

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$10,409	$(2,261)	$84,774	$—	$92,922
Accounts receivable, net	59,537	56,634	192,577	—	308,748
Inventories, net	25,340	70,134	175,086	(14,114)	256,446
Deferred income taxes	15,204	2,006	—	3,824	21,034
Other current assets	4,367	5,977	12,034	—	22,378

Total current assets	114,857	132,490	464,471	(10,290)	701,528

Intercompany (payable) receivable	(278,396)	276,809	1,587	—	—
Investments in affiliates	914,680	198,654	29	(1,113,334)	29
Property, plant and equipment, net	54,606	48,260	190,514	—	293,380
Goodwill	111,033	211,983	362,480	—	685,496
Other intangibles, net	7,537	47,560	151,217	—	206,314
Other assets	17,266	479	5,074	(3,959)	18,860

Total assets	$941,583	$916,235	$1,175,372	$(1,127,583)	$1,905,607

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$19,639	$—	$6,098	$—	$25,737
Accounts payable and accrued liabilities	70,407	39,017	177,649	(608)	286,465

Total current liabilities	90,046	39,017	183,747	(608)	312,202

Long-term intercompany (receivable) payable	(14,541)	(18,176)	32,717	—	—
Long-term debt, less current maturities	189,463	77	74,447	—	263,987
Deferred income taxes	—	26,306	41,841	(3,959)	64,188
Other liabilities	52,561	313	52,643	—	105,517

Total liabilities	317,529	47,537	385,395	(4,567)	745,894

Stockholders’ equity:
Common stock	573	—	—	—	573
Capital in excess of par value	515,194	672,918	441,162	(1,113,334)	515,940
Retained earnings	150,768	165,606	238,392	(9,682)	545,084
Accumulated other comprehensive (loss) income	(12,587)	30,174	110,423	—	128,010
Treasury stock, at cost	(29,894)	—	—	—	(29,894)

Total stockholders’ equity	624,054	868,698	789,977	(1,123,016)	1,159,713

Total liabilities and stockholders’ equity	$941,583	$916,235	$1,175,372	$(1,127,583)	$1,905,607

Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$31,735	$929	$32,777	$—	$65,441

Cash flows from investing activities:
Capital expenditures	(2,168)	(1,420)	(5,965)	—	(9,553)
Disposals of property, plant and equipment	8	63	908	—	979

Net cash used in investing activities	(2,160)	(1,357)	(5,057)	—	(8,574)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	(51)	—	51	—	—
Principal payments on short-term borrowings	—	—	(7,128)	—	(7,128)
Proceeds from short-term borrowings	—	—	7,705	—	7,705
Principal payments on long-term debt	(20,682)	—	(29,900)	—	(50,582)
Proceeds from long-term debt	30,000	—	19,783	—	49,783
Proceeds from stock option exercises	1,115	—	—	—	1,115
Excess tax benefits from stock-based compensation	395	—	33	—	428
Purchase of treasury stock	(44,511)	—	—	—	(44,511)
Other	—	—	(1,258)	—	(1,258)

Net cash used in financing activities	(33,734)	—	(10,714)	—	(44,448)

Effect of exchange rate changes on cash and equivalents	—	—	5,764	—	5,764

Net (decrease) increase in cash and equivalents	(4,159)	(428)	22,770	—	18,183
Cash and equivalents, beginning of year	10,409	(2,261)	84,774	—	92,922

Cash and equivalents, end of period	$6,250	$(2,689)	$107,544	$—	$111,105

Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2007

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$15,808	$934	$21,979	$(2,001)	$36,720

Cash flows from investing activities:
Capital expenditures	(1,867)	(2,196)	(4,286)	—	(8,349)
Net cash paid in business combinations	(114)	—	—	—	(114)
Disposals of property, plant and equipment	29	34	82	—	145
Other, net	(15)	15	—	—	—

Net cash used in investing activities	(1,967)	(2,147)	(4,204)	—	(8,318)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	(2,428)	(146)	573	2,001	—
Principal payments on short-term borrowings	—	—	(8,504)	—	(8,504)
Proceeds from short-term borrowings	—	—	10,282	—	10,282
Principal payments on long-term debt	(37,028)	—	(6,024)	—	(43,052)
Proceeds from long-term debt	23,500	—	5	—	23,505
Proceeds from stock option exercises	2,179	—	—	—	2,179
Excess tax benefits from stock-based compensation	1,159	—	—	—	1,159
Purchase of treasury stock	(248)	—	—	—	(248)
Other	—	—	(959)	—	(959)

Net cash (used in) provided by financing activities	(12,866)	(146)	(4,627)	2,001	(15,638)

Effect of exchange rate changes on cash and equivalents	45	—	776	—	821

Net increase (decrease) in cash and equivalents	1,020	(1,359)	13,924	—	13,585
Cash and equivalents, beginning of year	5,347	(573)	57,557	—	62,331

Cash and equivalents, end of period	$6,367	$(1,932)	$71,481	$—	$75,916

Note 16. Segment Results
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
     The following table provides financial information by business segment for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Compressor and Vacuum Products
Revenues	$385,078	$338,857
Operating income	45,451	38,695
Operating income as a percentage of revenues	11.8%	11.4%

Fluid Transfer Products
Revenues	$110,592	$102,561
Operating income	30,497	29,210
Operating income as a percentage of revenues	27.6%	28.5%

Reconciliation of Segment Results to Consolidated Results
Total segment operating income	$75,948	$67,905
Interest expense	5,600	6,737
Other income, net	(241)	(746)

Consolidated income before income taxes	$70,589	$61,914

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, including the financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations, and the interim consolidated financial statements and accompanying notes included in this Report on Form 10-Q.
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
     The Company has determined its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and evaluates the performance of its reportable segments based on operating income, which is defined as income before interest expense, other income, net, and income taxes. Reportable segment operating income and segment operating margin (defined as segment operating income divided by segment revenues) are indicative of short-term operating performance and ongoing profitability. Management closely monitors the operating income and operating margin of each business segment to evaluate past performance and actions required to improve profitability.
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
Results of Operations
Performance in the Quarter Ended March 31, 2008 Compared
with the Quarter Ended March 31, 2007
Revenues
     Revenues increased $54.3 million, or 12%, to $495.7 million in the three months ended March 31, 2008, compared to $441.4 million in the first three months of 2007. This increase was attributable to favorable changes in foreign currency exchange rates ($27.0 million, or 6%), price increases ($16.1 million, or 4%) and volume growth in the Compressor and Vacuum Products segment, offset by lower volume in the Fluid Transfer Products segment (net combined increase between the two segments of $11.2 million, or 2%).
     Revenues in the Compressor and Vacuum Products segment increased $46.2 million, or 14%, to $385.1 million in 2008, compared to $338.9 million in 2007. This increase reflects favorable changes in foreign currency exchange rates (7%), volume growth (4%) and price increases (3%). The volume growth was attributable to nearly all of this segment’s product lines and geographic regions.

     Revenues in the Fluid Transfer Products segment increased $8.0 million, or 8%, to $110.6 million in 2008, compared to $102.6 million in 2007. This increase reflects price increases (7%) and favorable changes in foreign currency exchange rates (5%), partially offset by lower volume (4%). Lower drilling pump volume was partially offset by the shipment of the second of two large contracts for liquid natural gas and compressed natural gas loading arms and increased shipments of well servicing pumps and fuel systems.
Gross Profit
     Gross profit increased $12.4 million, or 8%, to $161.3 million in the first three months of 2008 compared to $148.9 million in the first three months of 2007, and as a percentage of revenues was 32.5% in 2008 compared to 33.7% in 2007. The increase in gross profit primarily reflects the increases in revenue discussed above and the favorable effect of changes in foreign currency exchange rates. The decline in gross profit as a percentage of revenues primarily reflects the lower volume of drilling pump shipments, which have a higher gross profit percentage than the Company’s average.
Selling and Administrative Expenses
     Selling and administrative expenses increased $4.4 million, or 5%, to $85.4 million in the first quarter of 2008, compared to $81.0 million in the first quarter of 2007. This increase primarily reflects the unfavorable impact of changes in foreign currency exchanges rates of approximately $4.8 million. Inflationary increases were more than offset by cost reductions realized through integration initiatives and lower stock-based compensation expense. As a percentage of revenues, selling and administrative expenses improved to 17.2% in the first quarter of 2008 from 18.4% in the comparable period of 2007 primarily due to increased leverage of theses expenses over additional volume and the favorable effect of the net cost reductions discussed above.
Operating Income
     Consolidated operating income increased $8.0 million, or 12%, to $75.9 million in the first three months of 2008 compared to $67.9 million in the first three months of 2007, and as a percentage of revenues was 15.3% in 2008 compared to 15.4% in 2007. These results reflect the revenue, gross profit and selling and administrative expense factors discussed above.
     The Compressor and Vacuum Products segment generated operating income of $45.5 million and operating margin of 11.8% in the first quarter of 2008, compared to $38.7 million and 11.4%, respectively, in the first quarter of 2007 (see Note 16 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). This improvement primarily reflects revenue growth as discussed above, the favorable effect of increased leverage of the segment’s fixed and semi-fixed costs over increased revenue, cost reductions and the benefits of acquisition integration activities, partially offset by costs incurred to streamline operations in Europe and Australia.
     The Fluid Transfer Products segment generated operating income of $30.5 million and operating margin of 27.6% in the first quarter of 2008, compared to $29.2 million and 28.5%, respectively, in the first quarter of 2007 (see Note 16 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). The lower volume of drilling pump shipments, which have a higher operating margin than this segment’s average, was largely offset by increased shipments of loading arms and well servicing pumps and the favorable effect of increased leverage of the segment’s fixed and semi-fixed costs over increased revenue.
Interest Expense
     Interest expense of $5.6 million in the first quarter of 2008 declined $1.1 million from $6.7 million in the comparable period of 2007 primarily due to lower average borrowings in 2008, partially offset by a higher weighted average interest rate. Net principal payments on debt totaled $0.2 million in the first quarter of 2008 (see “Consolidated Statements of Cash Flows” and Note 7 “Debt” in the “Notes to Consolidated Financial Statements”). The weighted average interest rate, including the amortization of debt issuance costs, increased to 7.7% in the first quarter of 2008, compared to 6.7% in the first quarter of 2007, due primarily to the greater relative weight of the fixed interest rate on the Company’s 8% Senior Subordinated Notes and increases in the floating-rate indices of the Company’s euro-denominated borrowings.
Provision for Income Taxes
     The provision for income taxes and effective tax rate were $19.7 million and 28.0%, respectively, for the three-month period ending March 31, 2008 compared to $19.1 million and 30.8%, respectively, for the three-month period ending March 31, 2007. The lower effective tax rate primarily reflects a higher proportion of earnings in jurisdictions with lower tax rates coupled with a reduction in the corporate income tax rate in Germany, which became effective on January 1, 2008.
Net Income
     Consolidated net income of $50.9 million increased $8.0 million, or 19%, in the first quarter of 2008 from $42.8 million in the first quarter of 2007. Diluted earnings per share increased 19% to $0.95 in the three-month period of 2008 from $0.80 in the same period of 2007. This improvement was the net result of the operating income, interest expense and provision for income tax factors discussed above. The Company’s repurchase of approximately 1.2 million shares of its common stock during the first quarter (see “Liquidity and Capital Resources”) did not have a significant effect on first quarter net income and diluted earnings per share.
Outlook
     In general, the Company believes that demand for compressor and vacuum products tends to correlate to the rate of total industrial capacity utilization and the rate of change of industrial equipment production because air is often used as a fourth utility in the manufacturing process. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product (“GDP”) around the world. During the first quarter of 2008, total industrial capacity utilization rates in the U.S., as published by the Federal Reserve Board, remained above 80%. Rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products.
     The Company continues to expect global economic growth to slow during the remainder of 2008. Growth in industrial demand in Europe is expected to exceed that of the U.S., and Asia is expected to continue to be the strongest region for growth and exceed the global average. The Company projects orders for compressor and vacuum products will remain strong through the second quarter of 2008 driven by demand in Europe and Asia for original equipment manufacturer (“OEM”) applications and engineered products, as well as standard products in Europe and Asia. As a result of these growth expectations, coupled with strong orders in the first quarter, the Company believes that demand for the industrial portion of its business will continue to grow in 2008, although at a slightly slower rate than realized in 2007, and that shipments in the Compressor and Vacuum Products segment will remain strong through the end of the third quarter of 2008.
     Production capacity for well servicing pumps is sold out through the second quarter of 2008, but the Company has less visibility of the demand for petroleum pumps in the second half of the year. However, the Company anticipates good demand for aftermarket parts and services for petroleum pumps through the end of 2008. Despite recent increases in oil and gas prices, the Company currently expects that the rig count will remain steady in North America and that demand for drilling pumps in the U.S. will continue to decline throughout 2008. In spite of the domestic decline, quotations for international rigs and improved product availability are expected to continue to result in some incremental opportunities to ship drilling pumps during the remainder of the year. The Company’s previous investments in capital to expand its production capacities for aftermarket parts and enable it to expand its market share in this area, are beginning to come on-line.
     Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.
     In the first quarter of 2008, orders for compressor and vacuum products increased 15% to $421.5 million, compared to $367.5 million in the first quarter of 2007. Order backlog for the Compressor and Vacuum Products segment increased 25% to $483.5 million as of March 31, 2008, compared to $385.5 million as of March 31, 2007. The increases in orders and backlog reflected increased global demand for products used in OEM applications and engineered packages, and order growth in Europe and Asia for standard products. The favorable effect of changes in foreign currency exchange rates increased orders and backlog in the first quarter of 2008 by approximately 7% and 10%, respectively, compared to the same period of 2007.
     Future demand for petroleum-related fluid transfer products has historically corresponded to market conditions, rig counts and expectations for oil and natural gas prices, which the Company cannot predict. Orders for fluid transfer products increased 39% to $103.4 million in the first quarter of 2008, compared to $74.6 million in the first quarter of 2007. This increase was due primarily to the receipt of a large liquid natural gas loading arm order in the first quarter of 2008 which is currently scheduled for shipment in early 2009, and increased demand for petroleum pumps and aftermarket parts. The favorable effect of changes in foreign currency exchange rates increased orders approximately 7% compared to the first quarter of 2007. Order backlog for the Fluid Transfer Products segment declined 20% to $127.7 million at March 31, 2008, compared to $158.8 million at March 31, 2007. The decrease in backlog was primarily associated with lower demand for petroleum pumps, partially offset by increased backlog for loading arms, including the liquid natural gas loading arm order discussed above, and fuel systems. The favorable effect of changes in foreign currency exchange rates increased backlog by approximately 5% compared to March 31, 2007.
     The Company continues to expect Fluid Transfer segment revenues and operating income to decline for the total year 2008 compared to 2007 based on its expectations for a year over year decline in shipments of petroleum pumps. Fluid Transfer Products segment operating margin is expected to decline from the first quarter level during the remainder of 2008, primarily as a result of product mix and reduced leverage of fixed and semi-fixed costs as production levels decrease.

     Based on its current economic outlook, the Company currently estimates that total year 2008 income before income taxes will increase approximately 2% compared with 2007, and that net income will decrease approximately 1% to 4% due to a higher effective income tax rate. The year over year increase in the effective income tax rate primarily reflects non-recurring reductions in the 2007 tax provision associated with the German rate reduction and resulting 2007 German deferred tax benefit, net of a lower German rate benefit and expected lower foreign tax credit benefit in 2008.
Liquidity and Capital Resources
Operating Working Capital
     During the three months ended March 31, 2008, operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $6.8 million to $285.5 million from $278.7 million at December 31, 2007. This increase was driven primarily by the effect of changes in foreign currency exchange rates. Excluding the effect of exchange rate changes, increases in accounts receivable were offset by increases in accounts payable and accrued liabilities. The increase in accounts receivables reflects an increase in days sales in receivables to 59 at March 31, 2008 from 56 at December 31, 2007, and 57 at March 31, 2007, and was due largely to an increase in revenues outside the U.S., which typically offer longer payment terms. The increase in accounts payable and accrued liabilities was due primarily to increased production during the first quarter. Excluding the effect of exchange rate changes, inventory levels were essentially equal to those at December 31, 2007. Inventory turns improved to 5.0 times in the first quarter of 2008 from 4.8 times in the first quarter of 2007 as a result of improved production throughput realized from the completion of lean manufacturing initiatives, including manufacturing integration projects.
Cash Flows
     Cash provided by operating activities of $65.4 million in the first three months of 2008 increased $28.7 million from $36.7 million in the same period of 2007. This improvement reflects increased earnings and improved operating working capital performance. Cash provided by operating working capital of $5.1 million in the three-month period of 2008 compares to $17.1 million used in the three-month period of 2007. Cash used for accounts receivable improved to $6.2 million in the first quarter of 2008 from $19.3 million in the same period of 2007. The 2008 performance primarily reflected the increase in days sales in receivables discussed above, partially offset by a $14.7 million sequential decline in revenues in the first quarter of 2008 from the fourth quarter of 2007. The 2007 performance primarily reflected changes in product mix between the first quarter of 2007 and fourth quarter of 2006 and timing of shipments within the quarter. Revenues were essentially unchanged between those two quarters. Cash inflows from accounts payable and accrued liabilities were negatively affected year over year by a reduction in customer advance payments during the three-month period of 2008 compared with an increase during the three-month period of 2007. Cash provided by inventories of $0.3 million in the first quarter of 2008 represents an $18.8 million improvement over cash used of $18.5 million in the first quarter of 2007. The Company made incremental investments in inventories in the first quarter of 2007 to support temporary production and supply chain inefficiencies related to manufacturing integration projects, and planned increases in production volume and shipments. Improved inventory performance in the first quarter of 2008 compared with the first quarter of 2007 reflects the completion of these integration projects and other lean manufacturing initiatives.
     Net cash used in investing activities of $8.6 million and $8.3 million in the first three months of 2008 and 2007, respectively, primarily reflects capital spending on assets designed to increase operating efficiency and flexibility, expand production capacity, support acquisition projects and bring new products to market. The Company currently expects capital spending to total approximately $45.0 to

$50.0 million for the full year 2008. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.
     Net cash used in financing activities of $44.4 million in the first three months of 2008 compares with $15.6 million used in the same period of 2007. Cash provided by operating activities were used for net repayments of short-term and long-term borrowings of $0.2 million in the three-month period of 2008 and $17.8 million in the three-month period of 2007. At March 31, 2008, the Company’s debt to total capital was 19.4%, compared to 20.0% at December 31, 2007 and 30.1% at March 31, 2007. As discussed below, the Company repurchased shares of its common stock totaling $44.5 million during the first quarter of 2008.
Share Repurchase Programs
     In November 2007, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 2,700,000 shares of the Company’s outstanding common stock, representing approximately 5% of the Company’s outstanding shares. All common stock acquired will be held as treasury stock and will be available for general corporate purposes. This program replaced a previous program authorized in October 1998. During the three-month period ended March 31, 2008, the Company repurchased 1,184,065 shares at a total cost of approximately $44.1 million. The Company currently expects to complete the execution of this repurchase program during 2008, subject to market conditions, capital needs and other factors. As of March 31, 2008, a total of 4,365,214 shares have been repurchased at a cost of approximately $67.9 million under the Company’s stock repurchase programs.
Liquidity
     The Company’s primary cash requirements include working capital, capital expenditures, stock repurchases, and principal and interest payments on indebtedness. The Company’s primary sources of funds are its ongoing net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At March 31, 2008, the Company had cash and equivalents of $111.1 million, of which $1.5 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments. The Company also had $142.9 million of unused availability under its Revolving Line of Credit at March 31, 2008.
     The Company entered into a syndicated credit agreement in 2005 (the “2005 Credit Agreement”) in connection with the Thomas acquisition. The 2005 Credit Agreement provides the Company with access to senior secured credit facilities, including a Term Loan in the original principal amount of $380.0 million, and a $225.0 million Revolving Line of Credit.
     The Term Loan has a final maturity of July 1, 2010 and the outstanding principal balance at March 31, 2008 was $72.4 million. The Term Loan requires quarterly principal payments aggregating approximately $15.9 million, $34.4 million and $22.1 million in the last nine months of 2008, and fiscal years 2009 and 2010, respectively.

     The Revolving Line of Credit matures on July 1, 2010. Loans under this facility may be denominated in U.S. dollars or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2005 Credit Agreement. On March 31, 2008, the Revolving Line of Credit had an outstanding principal balance of $63.7 million and outstanding letters of credit of $18.5 million.
     The interest rates applicable to loans under the 2005 Credit Agreement vary, at the Company’s option, with the prime rate plus an applicable margin or LIBOR plus an applicable margin. The applicable margin percentages are adjustable quarterly, based upon financial ratio guidelines defined in the 2005 Credit Agreement (See Note 7 “Debt” in the “Notes to Consolidated Financial Statements”).
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
Contractual Obligations and Commitments
     The following table and accompanying disclosures summarize the Company’s significant contractual obligations at March 31, 2008 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payments Due by Period
(Dollars in millions)		Balance			After
Contractual Cash Obligations	Total	of 2008	2009 - 2010	2011 - 2012	2012

Debt	$284.9	$21.5	$121.7	$1.5	$140.2
Estimated interest payments (1)	70.2	12.6	25.3	22.7	9.6
Capital leases	8.5	0.3	0.7	0.7	6.8
Operating leases	80.6	14.8	26.9	16.2	22.7
Purchase obligations (2)	240.6	217.0	23.3	0.3	—

Total	$684.8	$266.2	$197.9	$41.4	$179.3

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument. Management expects to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of March 31, 2008. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.
     In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 123(R)” (“SFAS No. 158”), the total pension and other postretirement benefit liabilities recognized on the consolidated balance sheet as of December 31, 2007 were $72.3 million and represented the funded status of the Company’s defined benefit plans at the end of 2007. The total pension and other postretirement benefit liability is included in the consolidated balance sheet line items accrued liabilities, postretirement benefits other than pensions and other liabilities. Because this liability is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plan assets, it does not represent expected liquidity needs. Accordingly, the Company did not include this liability in the “Contractual Cash Obligations” table.
     The Company funds its U.S. qualified pension plans in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions and expects to contribute a total of approximately $5.7 million to its U.S. qualified pension plans during 2008. Furthermore, the Company expects to contribute a total of approximately $2.3 million to its U.S. postretirement health care benefit plans during 2008. Future contributions are dependent upon various factors including the performance of the plan assets, benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included in the “Contractual Cash Obligations” table. The Company generally expects to fund all future contributions with cash flows from operating activities.
     The Company’s non-U.S. pension plans are funded in accordance with local laws and income tax regulations. The Company expects to contribute a total of approximately $6.8 million to its non-U.S. qualified pension plans during 2008. No amounts have been included in the “Contractual Cash Obligations” table due to the same reasons noted above.
     Disclosure of amounts in the “Contractual Cash Obligations” table regarding expected benefit payments in future years for the Company’s pension plans and other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. In order to inform the reader about expected benefit payments for these plans over the next several years, the Company anticipates the annual benefit payments for the U.S. plans to be in the range of approximately $8.0 million to $9.0 million in 2008 and to remain at or near these annual levels for the next several years, and the annual benefit payments for the non-U.S. plans to be in the range of approximately $5.0 million to $6.0 million in 2008 and to increase by approximately $1.0 million each year over the next several years, based on exchange rates at December 31, 2007.
     Net deferred income tax liabilities were $43.7 million as of March 31, 2008. This amount is not included in the “Contractual Cash Obligations” table because the Company believes this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
     In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of March 31, 2008, the Company had $70.7 million in such instruments outstanding and had pledged $1.5 million of cash to the issuing financial institutions as collateral for such instruments.
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
Changes in Accounting Principles and Effects of New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement was effective for the Company on January 1, 2008. In February 2008, the FASB released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangibles assets with indefinite lives and certain other items. The adoption of the provisions of SFAS No. 157 with respect to the Company’s financial assets and liabilities only did not have a significant effect on the Company’s statement of operations, balance sheet and statement of cash flows. The adoption of SFAS No. 157 with respect to the Company’s non-financial assets and liabilities, effective January 1, 2009, is not expected to have a significant effect on the Company’s consolidated financial statements. See Note 11 “Fair Value of Financial Instruments” for the disclosures required by SFAS No. 157 regarding the Company’s financial instruments measured at fair value.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits all entities to elect to measure eligible financial instruments and certain other items at fair value. Additionally, this statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company effective January 1, 2008. The Company has currently chosen not to elect the fair value option permitted by SFAS No. 159 for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles. Accordingly, the adoption of this standard had no effect on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business is to (i) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determine what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This replaces the guidance of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) which requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. In addition, costs incurred by the acquirer to effect the acquisition and restructuring costs that the acquirer expects to incur, but is not obligated to incur, are to be recognized separately from the acquisition. SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This Statement requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which generally will be the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Contingent consideration should be recognized at the acquisition date, measured at its fair value at that date. SFAS No. 141(R) defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and requires the acquirer to recognize that excess in earnings as attributable to the acquirer. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company is currently evaluating the effect SFAS No. 141(R) will have on its accounting for, and reporting of, business combinations consummated on or after January 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS No. 160”). This statement establishes accounting and reporting standards that require (i) ownership interest in subsidiaries held by parties other than the parent be presented and identified in the equity section of the consolidated balance sheet, separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and the resulting gain or loss be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment; and (v) disclosures be provided that clearly identify and distinguish between the interests of the parent and interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s 2009 fiscal year. The Company is currently evaluating the effect SFAS No. 160 will have on its financial statements and related disclosure requirements.
     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”). SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate, to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company used the “simplified” method to determine the expected term for the majority of its 2006 and 2007 option grants. SAB 110 was effective for the Company on January 1, 2008 and, accordingly, the Company will no longer use the “simplified” method to estimate the expected term of future option grants. The adoption of SAB 110 had no effect on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161”). SFAS No. 161 requires enhanced disclosures for derivative instruments and hedging activities, including (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Under SFAS No. 161, entities must disclose the fair value of derivative instruments, their gains or losses and their location in the balance sheet in tabular format, and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The fair value amounts must be disaggregated by asset and liability values, by derivative instruments that are designated and qualify as hedging instruments and those that are not, and by each major type of derivative contract. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect SFAS No. 161 will have on its disclosure requirements for derivative instruments and hedging activities.
Critical Accounting Policies
     Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s 2007 Annual Report on Form 10-K, filed on February 29, 2008, in the Critical Accounting Policies section of Management’s Discussion and Analysis and in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

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
     The following uncertainties and factors, among others, including those set forth under “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2007, could affect future performance and cause actual results to differ materially from those expressed in or implied by forward-looking statements: (1) the Company’s exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s compressor and vacuum products; (2) the risks associated with intense competition in the Company’s market segments, particularly the pricing of the Company’s products; (3) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers; (4) the ability to continue to identify and complete other strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; (5) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. dollar, the euro, the British pound and the Chinese yuan); (6) the ability to attract and retain quality executive management and other key personnel; (7) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (8) the risk of regulatory noncompliance could have a significant impact on our business; (9) the risks associated with environmental compliance costs and liabilities; (10) the risks associated with pending asbestos and silicosis personal injury lawsuits; (11) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of its total assets, is impaired; (12) the risk that communication or information systems failure may disrupt our business and result in financial loss and liability to our customers; (13) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; and (14) the ability to avoid employee work stoppages and other labor difficulties. The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, although its situation and circumstances may change in the future.

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
     Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of March 31, 2008 and December 31, 2007, are summarized in Note 11 “Fair Value of Financial Instruments” in the “Notes to Consolidated Financial Statements.”
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
Interest Rate Risk
     The Company’s exposure to interest rate risk results primarily from its borrowings of $293.4 million at March 31, 2008. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. Including the impact of the $30.0 million notional amount of such interest rate swaps in place, the interest rates on approximately 57% of the Company’s borrowings were effectively fixed as of March 31, 2008. If the relevant LIBOR amounts for all of the Company’s borrowings had been 100 basis points higher than actual in the first quarter of 2008, the Company’s interest expense would have increased by $0.3 million.
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
     The Company is exposed to the impacts of changes in currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into U.S. dollars. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the U.S. dollar. Of the Company’s total net assets of $1,220.5 million at March 31, 2008, approximately $863.2 million was denominated in currencies other than the U.S. dollar. Borrowings by the Company’s non-U.S. subsidiaries at March 31, 2008 totaled

$74.9 million, and the Company’s consolidated borrowings denominated in currencies other than the U.S. dollar totaled $74.9 million. Fluctuations due to changes in currency exchange rates in the value of non-U.S. dollar borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.
     The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At March 31, 2008, the notional amount of open forward currency contracts was $31.6 million and their aggregate fair value was $1.4 million.
     To illustrate the impact of currency exchange rates on the Company’s financial results, the Company’s operating income for the first three months of 2008 would have decreased by approximately $4.0 million if the U.S. dollar had been 10 percent more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the U.S. dollar and that there are no indirect effects of the change in the value of the U.S. dollar such as changes in non-U.S. dollar sales volumes or prices.
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
     In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed, can provide only reasonable assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions is included under Note 14 “Contingencies” to the Company’s Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and under “Contingencies” in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
     For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. See also “Cautionary Statements Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q. There has not been any material change in the risk factors since December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the three months ended March 31, 2008 are listed in the following table.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (3)	Programs
January 1, 2008- January 31, 2008	—	N/A	—	3,098,251
February 1, 2008 - February 29, 2008	497,835	$36.93	495,434	2,602,817
March 1, 2008 - March 31, 2008	696,455	$37.52	688,631	1,914,186

Total	1,194,290	$37.27	1,184,065	1,914,186

(1)	Includes shares exchanged or surrendered in connection with the exercise of options under Gardner Denver’s stock option plans.

(2)	Excludes commissions.

(3)	In November 2007, the Board of Directors approved a new share repurchase program to acquire up to 2.7 million shares of Gardner Denver’s common stock.
Item 6. Exhibits
     See the list of exhibits in the Index to Exhibits to this quarterly report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC. (Registrant)
Date: May 7, 2008	By:	/s/ Barry L. Pennypacker
Barry L. Pennypacker
President & Chief Executive Officer

Date: May 7, 2008	By:	/s/ Helen W. Cornell
Helen W. Cornell
Executive Vice President, Finance And Chief Financial Officer

Date: May 7, 2008	By:	/s/ David J. Antoniuk
David J. Antoniuk
Vice President and Corporate Controller (Principal Accounting Officer)

GARDNER DENVER, INC.
INDEX TO EXHIBITS

Exhibit
No.	Description
10	Chairman Emeritus Agreement dated May 2, 2008, and executed May 3, 2008, entered into between Gardner Denver, Inc. and Ross J. Centanni.

10.1	Form of Change in Control Agreement dated May 5, 2008, entered into between Gardner Denver, Inc. and its President and Chief Executive Officer, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K dated May 6, 2008, and incorporated herein by reference.

10.2	Form of Change in Control Agreement dated May 5, 2008, entered into between Gardner Denver, Inc. and its executive officers, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on form 8-K dated May 6, 2008, and incorporated herein by reference.

11	Statement re: Computation of Earnings Per Share, incorporated herein by reference to Note 9 “Stockholders’ Equity and Earnings per Share” to the Company’s Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

12	Statements re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.