Form 10-Q
period 2008-06-30
GARDNER DENVER INC
filed 2008-08-07
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,222,600 shares of Common Stock, par value $0.01 per share, as of July 27, 2008.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$518,112	$459,869	$1,013,782	$901,287
Cost of sales	350,236	306,037	684,580	598,528

Gross profit	167,876	153,832	329,202	302,759
Selling and administrative expenses	94,281	82,848	179,659	163,870

Operating income	73,595	70,984	149,543	138,889
Interest expense	5,041	6,858	10,641	13,595
Other income, net	(336)	(760)	(577)	(1,506)

Income before income taxes	68,890	64,886	139,479	126,800
Provision for income taxes	19,324	20,115	39,054	39,213

Net income	$49,566	$44,771	$100,425	$87,587

Basic earnings per share	$0.94	$0.84	$1.90	$1.65

Diluted earnings per share	$0.93	$0.83	$1.87	$1.63

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$127,134	$92,922
Accounts receivable (net of allowance of $8,130 at June 30, 2008 and $9,737 at December 31, 2007)	329,003	308,748
Inventories, net	262,586	256,446
Deferred income taxes	25,336	21,034
Other current assets	25,870	22,378

Total current assets	769,929	701,528

Property, plant and equipment, net	299,801	293,380
Goodwill	706,137	685,496
Other intangibles, net	210,560	206,314
Other assets	22,672	18,889

Total assets	$2,009,099	$1,905,607

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$30,642	$25,737
Accounts payable	103,202	101,615
Accrued liabilities	191,868	184,850

Total current liabilities	325,712	312,202

Long-term debt, less current maturities	219,980	263,987
Postretirement benefits other than pensions	16,939	17,354
Deferred income taxes	64,908	64,188
Other liabilities	89,208	88,163

Total liabilities	716,747	745,894

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,217,157 and 53,546,267 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	582	573
Capital in excess of par value	541,706	515,940
Retained earnings	645,509	545,084
Accumulated other comprehensive income	179,102	128,010
Treasury stock at cost; 4,954,080 and 3,758,853 shares at June 30, 2008 and December 31, 2007, respectively	(74,547)	(29,894)

Total stockholders’ equity	1,292,352	1,159,713

Total liabilities and stockholders’ equity	$2,009,099	$1,905,607

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$100,425	$87,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,281	27,898
Unrealized foreign currency transaction (gain) loss, net	(670)	366
Net loss (gain) on asset dispositions	123	(34)
Stock issued for employee benefit plans	2,557	2,494
Stock-based compensation expense	3,039	3,620
Excess tax benefits from stock-based compensation	(8,479)	(6,170)
Deferred income taxes	(6,922)	(1,474)
Changes in assets and liabilities:
Receivables	(10,940)	(37,283)
Inventories	5,522	(29,440)
Accounts payable and accrued liabilities	9,252	6,990
Other assets and liabilities, net	(6,789)	(172)

Net cash provided by operating activities	117,399	54,382

Cash Flows From Investing Activities
Capital expenditures	(20,182)	(17,911)
Net cash paid in business combinations	(217)	(119)
Disposals of property, plant and equipment	1,108	338

Net cash used in investing activities	(19,291)	(17,692)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(17,988)	(13,729)
Proceeds from short-term borrowings	17,773	15,973
Principal payments on long-term debt	(110,074)	(93,836)
Proceeds from long-term debt	67,317	49,327
Proceeds from stock option exercises	10,752	8,488
Excess tax benefits from stock-based compensation	8,479	6,170
Purchase of treasury stock	(44,627)	(955)
Other	(1,258)	(958)

Net cash used in financing activities	(69,626)	(29,520)

Effect of exchange rate changes on cash and equivalents	5,730	1,982

Net increase in cash and equivalents	34,212	9,152
Cash and equivalents, beginning of year	92,922	62,331

Cash and equivalents, end of period	$127,134	$71,483

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
     The results of operations for the six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
     Other than as specifically indicated in these “Notes to Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2007.
Changes in Accounting Principles and Effects of New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement was effective for the Company on January 1, 2008. In February 2008, the FASB released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangibles assets with indefinite lives and certain other items. The adoption of the provisions of SFAS No. 157 with respect to the Company’s financial assets and liabilities only did not have a significant effect on the Company’s consolidated statements of operations, balance sheets and statements of cash flows. The adoption of SFAS No. 157 with respect to the Company’s non-financial assets and liabilities, effective January 1, 2009, is not expected to have a significant effect on the Company’s consolidated financial statements. See Note 11 “Fair Value of Financial Instruments” for the disclosures required by SFAS No. 157 regarding the Company’s financial instruments measured at fair value.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits all entities to elect to measure eligible financial instruments and certain other items at fair value. Additionally, this statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of financial assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company effective January 1, 2008. The Company has currently chosen not to elect the fair value option permitted by SFAS No. 159 for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles. Accordingly, the adoption of this standard had no effect on the Company’s consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). This statement establishes accounting and reporting standards that require (i) ownership interest in subsidiaries held by parties other than the parent be presented and identified in the equity section of the consolidated balance sheet, separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and the resulting gain or loss be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment; and (v) disclosures be provided that clearly identify and distinguish between the interests of the parent and interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s 2009 fiscal year. The Company is currently evaluating the effect SFAS No. 160 will have on its financial statements and related disclosure requirements.
     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”). SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate, to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company used the “simplified” method to determine the expected term for the majority of its 2006 and 2007 option grants. SAB 110 was effective for the Company on January 1, 2008 and, accordingly, the Company will no longer use the “simplified” method to estimate the expected term of future option grants. The adoption of SAB 110 did not have a material effect on the Company’s consolidated financial statements.
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
     In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 applies to (i) intangible assets that are acquired individually or with a group of other assets and (ii) intangible assets acquired in both business combinations and asset acquisitions. In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors described in SFAS No. 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for the entity-specific factors in SFAS No. 142. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s 2009 fiscal year, and interim periods within those fiscal years. The Company is currently evaluating the effect FSP FAS 142-3 will have on its financial statements and related disclosure requirements.
Note 2. Income Taxes
     As of June 30, 2008, the total balance of unrecognized tax benefits was $7.6 million compared with $7.6 million at March 31, 2008 and $7.3 million at December 31, 2007. The increase in the first quarter was primarily a result of changes in foreign currency exchange rates. Included in the unrecognized tax benefits at June 30, 2008 is $1.1 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized. The balance of the unrecognized tax benefits, $6.5 million, would be recognized as an adjustment to goodwill if recognized prior to the adoption of SFAS No. 141(R).
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
     The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize such interest expense and penalties as part of the provision for income taxes. The Company’s income tax liabilities at June 30, 2008 include approximately $2.3 million of accrued interest, of which approximately $0.8 million relates to goodwill, and no penalties.
     The Company’s U.S. federal income tax returns for the tax years 2004 and beyond remain subject to examination by the U.S. Internal Revenue Service (the “IRS”). The IRS, in October 2006, announced an exam of an acquired subsidiary, Thomas Industries Inc. (“Thomas”), for the year 2004. As of the date of this report, the exam has not commenced. The statutes of limitations for the U.S. state tax returns are open beginning with the 2004 tax year, except for one state for which the statute has been extended beginning with the 2001 tax year.
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

Note 3. Inventories
     Inventories as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007
Raw materials, including parts and subassemblies	$145,942	$142,546
Work-in-process	47,949	47,622
Finished goods	81,940	77,629

	275,831	267,797
Excess of FIFO costs over LIFO costs	(13,245)	(11,351)

Inventories, net	$262,586	$256,446

Note 4. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill attributable to each business segment for the six-month period ended June 30, 2008, and the year ended December 31, 2007, are presented in the table below. The adjustments to goodwill reflect reallocations of purchase price, primarily related to income tax matters, subsequent to the dates of acquisition for acquisitions completed in prior fiscal years.

	Compressor	Fluid
	& Vacuum	Transfer
	Products	Products	Total
Balance as of December 31, 2006	$600,626	$76,154	$676,780
Adjustments to goodwill	(34,608)	(403)	(35,011)
Foreign currency translation	42,512	1,215	43,727

Balance as of December 31, 2007	608,530	76,966	685,496
Adjustments to goodwill	(1,048)	(64)	(1,112)
Foreign currency translation	20,990	763	21,753

Balance as of June 30, 2008	$628,472	$77,665	$706,137

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	June 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists and relationships	$78,495	$(18,796)	$74,187	$(16,063)
Acquired technology	46,499	(32,372)	44,658	(28,431)
Other	10,608	(3,515)	9,634	(3,074)
Unamortized intangible assets:
Trademarks	129,641	—	125,403	—

Total other intangible assets	$265,243	$(54,683)	$253,882	$(47,568)

     Amortization of intangible assets for the three and six-month periods ended June 30, 2008 was $3.0 million and $6.0 million, respectively. Amortization of intangible assets for the three and six-month periods ended June 30, 2007 was $3.0 million and $6.3 million, respectively. Amortization of intangible assets is anticipated to be approximately $12.7 million annually in 2008 through 2012, based upon exchange rates as of June 30, 2008 and reflecting intangible assets associated with acquisitions completed through June 30, 2008 (see Note 17 “Subsequent Event”).

Note 5. Accrued Product Warranty
     A reconciliation of the changes in the accrued product warranty liability for the three and six-month periods ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance at beginning of period	$16,284	$15,782	$15,087	$15,298
Product warranty accruals	3,716	3,626	8,017	7,186
Settlements	(3,157)	(3,409)	(6,710)	(6,564)
Effect of foreign currency translation	15	(538)	464	(459)

Balance at end of period	$16,858	$15,461	$16,858	$15,461

Note 6. Pension and Other Postretirement Benefits
     The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$—	$—	$198	$1,341	$4	$4
Interest cost	1,066	1,137	3,161	2,707	282	353
Expected return on plan assets	(1,175)	(1,175)	(3,388)	(2,834)	—	—
Recognition of:
Unrecognized prior-service cost	4	4	—	—	(94)	(111)
Unrecognized net actuarial loss (gain)	55	1	(24)	99	(336)	(207)

Net periodic benefit (income) cost	$(50)	$(33)	$(53)	$1,313	$(144)	$39

	Six Months Ended June 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost	$—	$—	$386	$2,660	$8	$8
Interest cost	2,132	2,274	6,281	5,369	564	706
Expected return on plan assets	(2,350)	(2,350)	(6,752)	(5,625)	—	—
Recognition of:
Unrecognized prior-service cost	8	8	—	—	(188)	(222)
Unrecognized net actuarial loss (gain)	110	2	(46)	197	(672)	(414)

Net periodic benefit (income) cost	$(100)	$(66)	$(131)	$2,601	$(288)	$78

Note 7. Debt
     The Company’s debt is summarized as follows:

	June 30,	December 31,
	2008	2007
Short-term debt	$3,985	$4,099

Long-term debt:
Credit Line, due 2010 (1)	$25,893	$58,329
Term Loan, due 2010 (2)	68,738	76,103
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages (3)	10,418	9,993
Variable Rate Industrial Revenue Bonds, due 2018 (4)	8,000	8,000
Capitalized leases and other long-term debt	8,588	8,200

Total long-term debt, including current maturities	246,637	285,625
Current maturities of long-term debt	26,657	21,638

Total long-term debt, less current maturities	$219,980	$263,987

(1)	The loans under this facility may be denominated in U.S. dollars or several foreign currencies. At June 30, 2008, the outstanding balance consisted of British pound borrowings of £13,000. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency. The weighted-average interest rate was 6.1% as of June 30, 2008 for the British pound loans. The interest rate averaged 3.5%, 5.2% and 6.3% during the first half of 2008 for the U.S. dollar, euro and British pound loans, respectively.

(2)	The Term Loan is denominated in U.S. dollars and the interest rate varies with prime and/or LIBOR. At June 30, 2008, this rate was 3.6% and averaged 4.5% during the first half of 2008.

(3)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €6,617 at June 30, 2008. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

(4)	The interest rate varies with market rates for tax-exempt industrial revenue bonds. At June 30, 2008, this rate was 1.9% and averaged 2.5% during the first half of 2008. These industrial revenue bonds are secured by an $8,100 standby letter of credit.
Note 8. Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-based Payment,” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated fair values. The Company recognizes stock-based compensation expense for share-based payment awards over the requisite service period for vesting of the award or to an employee’s eligible retirement date, if earlier. The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations and the realized excess tax benefits included in the consolidated statements of cash flows for the three and six-month periods ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Selling and administrative expenses	$780	$710	$3,039	$3,620

Total stock-based compensation expense included in operating expenses	$780	$710	$3,039	$3,620

Income before income taxes	(780)	(710)	(3,039)	(3,620)
Provision for income taxes	200	333	843	835

Net income	$(580)	$(377)	$(2,196)	$(2,785)

Basic and diluted earnings per share	$(0.01)	$(0.01)	$(0.04)	$(0.05)

Net cash provided by operating activities	$(8,051)	$(5,011)	$(8,479)	$(6,170)
Net cash used in financing activities	$8,051	$5,011	$8,479	$6,170
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
     A summary of the Company’s stock option activity for the six-month period ended June 30, 2008 is presented in the following table (underlying shares in thousands):

				Weighted-
		Outstanding		Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Life
Outstanding at December 31, 2007	1,870	$20.06
Granted	325	$36.66
Exercised	(802)	$13.40
Forfeited or canceled	(23)	$22.42

Outstanding at June 30, 2008	1,370	$27.86	$39,649	4.6 years
Exercisable at June 30, 2008	824	$22.80	$28,009	3.6 years
     The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at June 30, 2008 multiplied by the number of in-the-money stock options. The weighted-average estimated grant-date fair values of employee and director stock options granted during the three and six-month periods ending June 30, 2008 were $14.23 and $10.94, respectively.

     The total pre-tax intrinsic values of stock options exercised during the second quarter of 2008 and 2007 were $25.9 million and $15.9 million, respectively. The total pre-tax intrinsic values of stock options exercised during the first half of 2008 and 2007 were $27.7 million and $20.1 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $3.1 million as of June 30, 2008 and will be recognized as expense over a weighted-average period of 2.0 years.
Valuation Assumptions and Expense under SFAS No. 123(R)
     The fair value of each stock option grant under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for the periods indicated are noted in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Assumptions:
Risk-free interest rate	2.8%	4.6%	2.6%	4.7%
Dividend yield	—	—	—	—
Volatility factor	32	28	30	29
Expected life (in years)	4.0	4.1	4.5	4.9
Restricted Share Awards
     In the first quarter of 2008, the Company began granting restricted stock units in lieu of restricted stock. Upon vesting, restricted stock units result in the issuance of the equivalent number of shares of the Company’s common stock. All restricted shares cliff vest three years after the date of grant.
     A summary of the Company’s restricted share activity for the six-month period ended June 30, 2008 is presented in the following table (underlying shares in thousands):

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	(per share)
Nonvested at December 31, 2007	90	$33.43
Granted	67	$37.24
Vested	(2)	$38.32
Forfeited	—	—

Nonvested at June 30, 2008	155	$35.02

     The restricted stock units granted in the first half of 2008 were valued at the market close price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted shares, net of estimated forfeitures, was $1.9 million as of June 30, 2008, which will be recognized as expense over a weighted-average period of 1.8 years. The total fair value of restricted shares that vested during the first half of 2008 was $0.1 million. No restricted shares vested during the first half of 2007.
Note 9. Stockholders’ Equity and Earnings Per Share
     In November 2007, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 2,700 thousand shares of the Company’s outstanding common stock. All common stock acquired will be held as treasury stock and will be available for general corporate purposes. During the six-month period ended June 30, 2008, the Company repurchased 1,184 thousand shares under this program at a total cost of $44.1 million.
     The following table details the calculation of basic and diluted earnings per common share for the three and six-month periods ended June 30, 2008 and 2007 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic Earnings Per Share:
Net income	$49,566	$44,771	$100,425	$87,587

Shares:
Weighted average number of common shares outstanding	52,753	53,147	52,891	52,951

Basic earnings per common share	$0.94	$0.84	$1.90	$1.65

Diluted Earnings Per Share:
Net income	$49,566	$44,771	$100,425	$87,587

Shares:
Weighted average number of common shares outstanding	52,753	53,147	52,891	52,951
Effect of dilutive outstanding equity-based awards	711	896	715	939

Weighted average number of diluted common shares	53,464	54,043	53,606	53,890

Diluted earnings per common share	$0.93	$0.83	$1.87	$1.63

     For the three months ended June 30, 2008 and 2007, respectively, antidilutive equity-based awards to purchase 12 and 138 weighted-average shares of common stock were outstanding. For the six months ended June 30, 2008 and 2007, respectively, antidilutive equity-based awards to purchase 291 and 235 weighted-average shares of common stock were outstanding. Antidilutive equity-based awards outstanding were not included in the computation of diluted earnings per share.
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
     The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

		Unrealized
	Foreign	Gains		Accumulated
	Currency	(Losses) on	Pension and	Other
	Translation	Cash Flow	Postretirement	Comprehensive
	Adjustment (1)	Hedges	Benefit Plans	Income
Balance at December 31, 2006	$64,109	$1,557	$(14,935)	$50,731
Before tax income (loss)	2,233	(410)	(215)	1,608
Income tax effect	—	156	90	246

Other comprehensive income (loss)	2,233	(254)	(125)	1,854

Balance at March 31, 2007	66,342	1,303	(15,060)	52,585
Before tax income (loss)	12,039	737	(214)	12,562
Income tax effect	—	(280)	89	(191)

Other comprehensive income (loss)	12,039	457	(125)	12,371

Balance at June 30, 2007	$78,381	$1,760	$(15,185)	$64,956

Balance at December 31, 2007	$133,467	$(110)	$(5,347)	$128,010
Before tax income (loss)	50,157	(1,110)	(393)	48,654
Income tax effect	—	422	147	569

Other comprehensive income (loss)	50,157	(688)	(246)	49,223
Currency translation (2)	—	—	1	1

Balance at March 30, 2008	183,624	(798)	(5,592)	177,234
Before tax income (loss)	1,313	1,287	(395)	2,205
Income tax effect	—	(489)	148	(341)

Other comprehensive income (loss)	1,313	798	(247)	1,864
Currency translation (2)	—	—	4	4

Balance at June 30, 2008	$184,937	$—	$(5,835)	$179,102

(1)	Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

(2)	The Company uses the historical rate approach in determining the U.S. dollar amounts of changes to accumulated other comprehensive income associated with non-U.S. pension benefit plans.
     The Company’s comprehensive income for the three and six-month periods ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$49,566	$44,771	$100,425	$87,587
Other comprehensive income	1,864	12,371	51,087	14,225

Comprehensive income	$51,430	$57,142	$151,512	$101,812

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
     The Company, from time to time, uses interest rate swaps to manage its exposure to market changes in interest rates. Also, as part of its hedging strategy, the Company uses forward exchange contracts to minimize the impact of currency fluctuations on transactions, cash flows and firm commitments. These contracts for the sale or purchase of European and other currencies generally mature within one year. The following table summarizes the notional amounts and fair values of the Company’s outstanding derivative financial instruments by risk category and instrument type:

	June 30, 2008				December 31, 2007
		Average	Average	Estimated		Average	Average	Estimated
	Notional	Receive	Pay	Fair	Notional	Receive	Pay	Fair
	Amount	Rate	Rate	Value	Amount	Rate	Rate	Value
Foreign currency forwards	$49,836	N/A	N/A	$1,109	$29,757	N/A	N/A	$580
Interest rate swaps	$—	N/A	N/A	$—	$30,000	4.9%	4.1%	$(141)
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

     The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total

Financial Assets
Foreign currency forwards (1)	$—	$1,109	$—	$1,109
Trading securities held in deferred compensation plan (2)	10,543	—	—	10,543

Total	$10,543	$1,109	$—	$11,652

Financial Liabilities
Interest rate swaps (1)	$—	$—	$—	$—
Phantom stock plan (3)	—	3,020	—	3,020
Deferred compensation plan (4)	10,543	—	—	10,543

Total	$10,543	$3,020	$—	$13,563

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.

(2)	Based on the observable price of publicly traded mutual funds which, in accordance with EITF No.97-14, “Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested,” are classified as “Trading” securities and accounted for using the mark-to-market method.

(3)	Based on the price of the Company’s common stock.

(4)	Based on the fair value of the investments in the deferred compensation plan.
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
     At June 30, 2008 and December 31, 2007, the balance in the related accruals was $0.2 million and $1.4 million, respectively. The balance at December 31, 2007 included $1.1 million associated with termination benefits. Changes to the balance during the six-month period ended June 30, 2008 primarily reflect adjustments to the cost of acquiring Thomas, cash payments and the effect of changes in foreign currency exchange rates. The balance at June 30, 2008 is associated with a lease contract that will expire in future years.
Note 13. Supplemental Cash Flow Information
     In the six-month periods ended June 30, 2008 and 2007, the Company paid $39.1 million and $48.7 million, respectively, to various taxing authorities for income taxes. Interest paid for the same six-month periods of 2008 and 2007, was $10.1 million and $13.1 million, respectively.
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

Consolidating Statement of Operations
Three Months Ended June 30, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$102,312	$129,953	$358,718	$(72,871)	$518,112
Cost of sales	69,695	92,515	260,665	(72,639)	350,236

Gross profit	32,617	37,438	98,053	(232)	167,876
Selling and administrative expenses	25,926	11,291	57,064	—	94,281

Operating income	6,691	26,147	40,989	(232)	73,595
Interest expense (income)	5,745	(3,137)	2,433	—	5,041
Other expense (income), net	22	(2)	(356)	—	(336)

Income before income taxes	924	29,286	38,912	(232)	68,890
Provision for income taxes	252	10,982	8,311	(221)	19,324

Net income	$672	$18,304	$30,601	$(11)	$49,566

Consolidating Statement of Operations
Three Months Ended June 30, 2007

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$109,075	$125,399	$290,531	$(65,136)	$459,869
Cost of sales	69,565	86,017	215,156	(64,701)	306,037

Gross profit	39,510	39,382	75,375	(435)	153,832
Selling and administrative expenses	21,272	12,277	49,299	—	82,848

Operating income	18,238	27,105	26,076	(435)	70,984
Interest expense (income)	6,994	(2,558)	2,422	—	6,858
Other (income) expense, net	(457)	(4)	(298)	(1)	(760)

Income before income taxes	11,701	29,667	23,952	(434)	64,886
Provision for income taxes	3,276	10,000	6,839	—	20,115

Net income	$8,425	$19,667	$17,113	$(434)	$44,771

Consolidating Statement of Operations
Six Months Ended June 30, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$198,211	$264,175	$696,972	$(145,576)	$1,013,782
Cost of sales	135,417	185,732	505,380	(141,949)	684,580

Gross profit	62,794	78,443	191,592	(3,627)	329,202
Selling and administrative expenses	49,461	20,560	109,634	4	179,659

Operating income	13,333	57,883	81,958	(3,631)	149,543
Interest expense (income)	11,724	(6,080)	4,997	—	10,641
Other expense (income), net	69	(3)	(643)	—	(577)

Income before income taxes	1,540	63,966	77,604	(3,631)	139,479
Provision for income taxes	420	23,988	15,532	(886)	39,054

Net income	$1,120	$39,978	$62,072	$(2,745)	$100,425

Consolidating Statement of Operations
Six Months Ended June 30, 2007

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$221,424	$244,042	$563,306	$(127,485)	$901,287
Cost of sales	142,449	168,642	413,152	(125,715)	598,528

Gross profit	78,975	75,400	150,154	(1,770)	302,759
Selling and administrative expenses	42,067	24,821	96,982	—	163,870

Operating income	36,908	50,579	53,172	(1,770)	138,889
Interest expense (income)	13,940	(4,964)	4,619	—	13,595
Other (income) expense, net	(830)	(12)	(664)	—	(1,506)

Income before income taxes	23,798	55,555	49,217	(1,770)	126,800
Provision for income taxes	8,068	23,320	7,825	—	39,213

Net income	$15,730	$32,235	$41,392	$(1,770)	$87,587

Consolidating Balance Sheet
June 30, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$37,933	$(2,936)	$92,137	$—	$127,134
Accounts receivable, net	64,107	59,034	205,862	—	329,003
Inventories, net	28,930	64,170	187,227	(17,741)	262,586
Deferred income taxes	18,222	2,512	—	4,602	25,336
Other current assets	5,461	4,453	15,956	—	25,870

Total current assets	154,653	127,233	501,182	(13,139)	769,929

Intercompany (payable) receivable	(349,537)	344,263	5,274	—	—
Investments in affiliates	884,666	198,654	29	(1,083,320)	29
Property, plant and equipment, net	55,324	47,383	197,094	—	299,801
Goodwill	111,115	212,024	382,998	—	706,137
Other intangibles, net	7,127	46,789	156,644	—	210,560
Other assets	18,380	275	6,866	(2,878)	22,643

Total assets	$881,728	$976,621	$1,250,087	$(1,099,337)	$2,009,099

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$24,549	$1	$6,092	$—	$30,642
Accounts payable and accrued liabilities	43,329	60,781	191,617	(657)	295,070

Total current liabilities	67,878	60,782	197,709	(657)	325,712

Long-term intercompany (receivable) payable	(20,963)	(18,597)	39,560	—	—
Long-term debt, less current maturities	177,189	76	42,715	—	219,980
Deferred income taxes	—	25,418	42,368	(2,878)	64,908
Other liabilities	50,432	261	55,454	—	106,147

Total liabilities	274,536	67,940	377,806	(3,535)	716,747

Stockholders’ equity:
Common stock	582	—	—	—	582
Capital in excess of par value	540,610	660,696	423,720	(1,083,320)	541,706
Retained earnings	162,614	205,474	289,903	(12,482)	645,509
Accumulated other comprehensive (loss) income	(22,067)	42,511	158,658	—	179,102
Treasury stock, at cost	(74,547)	—	—	—	(74,547)

Total stockholders’ equity	607,192	908,681	872,281	(1,095,802)	1,292,352

Total liabilities and stockholders’ equity	$881,728	$976,621	$1,250,087	$(1,099,337)	$2,009,099

Consolidating Balance Sheet
December 31, 2007

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$10,409	$(2,261)	$84,774	$—	$92,922
Accounts receivable, net	59,537	56,634	192,577	—	308,748
Inventories, net	25,340	70,134	175,086	(14,114)	256,446
Deferred income taxes	15,204	2,006	—	3,824	21,034
Other current assets	4,367	5,977	12,034	—	22,378

Total current assets	114,857	132,490	464,471	(10,290)	701,528

Intercompany (payable) receivable	(278,396)	276,809	1,587	—	—
Investments in affiliates	914,680	198,654	29	(1,113,334)	29
Property, plant and equipment, net	54,606	48,260	190,514	—	293,380
Goodwill	111,033	211,983	362,480	—	685,496
Other intangibles, net	7,537	47,560	151,217	—	206,314
Other assets	17,266	479	5,074	(3,959)	18,860

Total assets	$941,583	$916,235	$1,175,372	$(1,127,583)	$1,905,607

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$19,639	$—	$6,098	$—	$25,737
Accounts payable and accrued liabilities	70,407	39,017	177,649	(608)	286,465

Total current liabilities	90,046	39,017	183,747	(608)	312,202

Long-term intercompany (receivable) payable	(14,541)	(18,176)	32,717	—	—
Long-term debt, less current maturities	189,463	77	74,447	—	263,987
Deferred income taxes	—	26,306	41,841	(3,959)	64,188
Other liabilities	52,561	313	52,643	—	105,517

Total liabilities	317,529	47,537	385,395	(4,567)	745,894

Stockholders’ equity:
Common stock	573	—	—	—	573
Capital in excess of par value	515,194	672,918	441,162	(1,113,334)	515,940
Retained earnings	150,768	165,606	238,392	(9,682)	545,084
Accumulated other comprehensive (loss) income	(12,587)	30,174	110,423	—	128,010
Treasury stock, at cost	(29,894)	—	—	—	(29,894)

Total stockholders’ equity	624,054	868,698	789,977	(1,123,016)	1,159,713

Total liabilities and stockholders’ equity	$941,583	$916,235	$1,175,372	$(1,127,583)	$1,905,607

Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$40,237	$2,612	$74,550	$—	$117,399

Cash flows from investing activities:
Capital expenditures	(5,346)	(3,792)	(11,044)	—	(20,182)
Net cash paid in business combinations	(217)	—	—	—	(217)
Disposals of property, plant and equipment	11	83	1,014	—	1,108

Net cash used in investing activities	(5,552)	(3,709)	(10,030)	—	(19,291)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	25,871	422	(26,293)	—	—
Principal payments on short-term borrowings	—	—	(17,988)	—	(17,988)
Proceeds from short-term borrowings	—	—	17,773	—	17,773
Principal payments on long-term debt	(54,865)	—	(55,209)	—	(110,074)
Proceeds from long-term debt	47,500	—	19,817	—	67,317
Proceeds from stock option exercises	10,752	—	—	—	10,752
Excess tax benefits from stock-based compensation	8,208	—	271	—	8,479
Purchase of treasury stock	(44,627)	—	—	—	(44,627)
Other	—	—	(1,258)	—	(1,258)

Net cash used in financing activities	(7,161)	422	(62,887)	—	(69,626)

Effect of exchange rate changes on cash and equivalents	—	—	5,730	—	5,730

Net increase (decrease) in cash and equivalents	27,524	(675)	7,363	—	34,212
Cash and equivalents, beginning of year	10,409	(2,261)	84,774	—	92,922

Cash and equivalents, end of period	$37,933	$(2,936)	$92,137	$—	$127,134

Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2007

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$29,443	$1,203	$26,572	$(2,836)	$54,382

Cash flows from investing activities:
Capital expenditures	(4,911)	(4,210)	(8,790)	—	(17,911)
Net cash paid in business combinations	(119)	—	—	—	(119)
Disposals of property, plant and equipment	61	107	170	—	338
Other, net	(17)	17	—	—	—

Net cash used in investing activities	(4,986)	(4,086)	(8,620)	—	(17,692)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	3,151	(214)	(5,773)	2,836	—
Principal payments on short-term borrowings	—	—	(13,729)	—	(13,729)
Proceeds from short-term borrowings	—	—	15,973	—	15,973
Principal payments on long-term debt	(85,154)	—	(8,682)	—	(93,836)
Proceeds from long-term debt	46,500	—	2,827	—	49,327
Proceeds from stock option exercises	8,488	—	—	—	8,488
Excess tax benefits from stock-based compensation	6,170	—	—	—	6,170
Purchase of treasury stock	(955)	—	—	—	(955)
Other	—	—	(958)	—	(958)

Net cash (used in) provided by financing activities	(21,800)	(214)	(10,342)	2,836	(29,520)

Effect of exchange rate changes on cash and equivalents	45	—	1,937	—	1,982

Net increase (decrease) in cash and equivalents	2,702	(3,097)	9,547	—	9,152
Cash and equivalents, beginning of year	5,347	(573)	57,557	—	62,331

Cash and equivalents, end of period	$8,049	$(3,670)	$67,104	$—	$71,483

Note 16. Segment Results
     The Company’s organizational structure is based on the products and services it offers and consists of five operating divisions: Compressor, Blower, Engineered Products, Thomas Products and Fluid Transfer. These divisions comprise two reportable segments: Compressor and Vacuum Products and Fluid Transfer Products. The Compressor, Blower, Engineered Products and Thomas Products divisions are aggregated into the Compressor and Vacuum Products segment because the long-term financial performance of these businesses is affected by similar economic conditions and their products, manufacturing processes and other business characteristics are similar in nature.
     The following table provides financial information by business segment for the three and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Compressor and Vacuum Products
Revenues	$418,126	$354,394	$803,204	$693,251
Operating income	51,790	40,834	97,241	79,529
Operating income as a percentage of revenues	12.4%	11.5%	12.1%	11.5%

Fluid Transfer Products
Revenues	$99,986	$105,475	$210,578	$208,036
Operating income	21,805	30,150	52,302	59,360
Operating income as a percentage of revenues	21.8%	28.6%	24.8%	28.5%

Reconciliation of Segment Results to Consolidated Results
Total segment operating income	$73,595	$70,984	$149,543	$138,889
Interest expense	5,041	6,858	10,641	13,595
Other income, net	(336)	(760)	(577)	(1,506)

Consolidated income before income taxes	$68,890	$64,886	$139,479	$126,800

Note 17. Subsequent Event
     On July 20, 2008, the Company entered into separate share purchase agreements with the holders of 100% of the outstanding shares of CompAir Holdings Limited (“CompAir”), a global manufacturer of compressed air and gas solutions. The terms of the share purchase agreements place the total enterprise value of CompAir at ₤197.5 million, or approximately $395.0 million, to be paid through a combination of cash payments to the CompAir shareholders and the assumption of existing CompAir debt.
     To finance the acquisition, the Company will use excess available cash and a new syndicated credit facility. The form, terms and size of the debt financing are subject to prevailing market conditions. The transaction is subject to certain closing conditions, including the receipt of applicable regulatory approvals. The acquisition is not conditioned upon completion of financing and is currently expected to close during the fourth quarter of 2008.
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
     The discussion in this Item 2, including, without limitation, the discussion under the caption “Outlook,” does not reflect the effect that the pending acquisition of CompAir may have on the Company’s future operations, liquidity and financial condition (see Note 17 “Subsequent Event” in the “Notes to Consolidated Financial Statements”).

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
Results of Operations
Performance during the Quarter Ended June 30, 2008 Compared
with the Quarter Ended June 30, 2007
Revenues
     Revenues increased $58.2 million, or 13%, to $518.1 million in the three months ended June 30, 2008, compared to $459.9 million in the second quarter of 2007. This increase was attributable to favorable changes in foreign currency exchange rates ($32.8 million, or 7%), volume growth in the Compressor and Vacuum Products segment and price increases ($11.3 million, or 3%), partially offset by lower volume in the Fluid Transfer Products segment. The net combined volume increase between the two segments was $14.1 million, or 3%.
     Revenues in the Compressor and Vacuum Products segment increased $63.7 million, or 18%, to $418.1 million in 2008, compared to $354.4 million in 2007. This increase reflects favorable changes in foreign currency exchange rates (8%), volume growth (7%) and price increases (3%). The volume growth was attributable to nearly all of this segment’s product lines and geographic regions.
     Revenues in the Fluid Transfer Products segment decreased $5.5 million, or 5%, to $100.0 million in 2008, compared to $105.5 million in 2007. This decrease reflects lower volume (11%), partially offset by favorable changes in foreign currency exchange rates (4%) and price increases (2%). The lower volume was attributable to reduced petroleum pump shipments, partially offset by increased shipments of loading arms.
Gross Profit
     Gross profit increased $14.1 million, or 9%, to $167.9 million in the three months ended June 30, 2008, compared to $153.8 million in the second quarter of 2007, and as a percentage of revenues was 32.4% in 2008 compared to 33.5% in 2007. The increase in gross profit primarily reflects the increases in revenue discussed above, including the favorable effect of changes in foreign currency exchange rates. The decline in gross profit as a percentage of revenues primarily reflects the lower volume of petroleum pump shipments, which have a higher gross profit percentage than the Company’s average, partially offset by the effect of operational improvements and leveraging fixed and semi-fixed costs over additional sales volume.

Selling and Administrative Expenses
     Selling and administrative expenses increased $11.5 million, or 14%, to $94.3 million in the second quarter of 2008, compared to $82.8 million in the second quarter of 2007. This increase primarily reflects the unfavorable impact of changes in foreign currency exchanges rates of approximately $5.9 million and non-recurring retirement expenses of $3.9 million. Inflationary increases were partially offset by cost reductions realized through integration initiatives. As a percentage of revenues, selling and administrative expenses were 18.2% in the second quarter of 2008 compared to 18.0% in the second quarter of 2007. This increase was primarily due to the effect of the non-recurring retirement expenses, largely offset by increased leverage of other selling and administrative expenses over additional sales volume and the favorable effect of the cost reductions discussed above.
Operating Income
     Consolidated operating income increased $2.6 million, or 4%, to $73.6 million in the second quarter of 2008 compared to $71.0 million in the second quarter of 2007, and as a percentage of revenues was 14.2% in 2008 compared to 15.4% in 2007. These results reflect the revenue, gross profit and selling and administrative expense factors discussed above.
     The Compressor and Vacuum Products segment generated operating income of $51.8 million and operating margin of 12.4% in the second quarter of 2008, compared to $40.8 million and 11.5%, respectively, in the second quarter of 2007 (see Note 16 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). This improvement reflects revenue growth as discussed above, the favorable effect of increased leverage of the segment’s fixed and semi-fixed costs over increased revenue, cost reductions, the benefits of acquisition integration activities and manufacturing lead-time improvements, partially offset by costs incurred to streamline operations in Europe and Australia .
     The Fluid Transfer Products segment generated operating income of $21.8 million and operating margin of 21.8% in the second quarter of 2008, compared to $30.2 million and 28.6%, respectively, in the second quarter of 2007 (see Note 16 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). The decrease in operating income resulted from the lower volume of petroleum pump shipments, which have a higher operating margin than this segment’s average, partially offset by increased shipments of loading arms.
Interest Expense
     Interest expense of $5.0 million in the second quarter of 2008 declined $1.9 million from $6.9 million in the comparable period of 2007 primarily due to lower average borrowings in 2008. Net principal payments on debt totaled $42.8 million in the second quarter of 2008 and $43.0 million in the first six months of 2008 (see “Consolidated Statements of Cash Flows” and Note 7 “Debt” in the “Notes to Consolidated Financial Statements”). The weighted average interest rate, including the amortization of debt issuance costs, was 7.2% in both the second quarter of 2008 and the second quarter of 2007.
Provision for Income Taxes
     The provision for income taxes and effective tax rate were $19.3 million and 28.0%, respectively, for the three-month period ended June 30, 2008 compared to $20.1 million and 31.0%, respectively, for the three-month period ended June 30, 2007. The lower effective tax rate primarily reflects a higher proportion of earnings in jurisdictions with lower tax rates coupled with a reduction in the corporate income tax rates in Germany and the U.K., which became effective in 2008.
Net Income
     Consolidated net income of $49.6 million increased $4.8 million, or 11%, in the second quarter of 2008 from $44.8 million in the second quarter of 2007. Diluted earnings per share increased 12% to $0.93 in the second quarter of 2008 from $0.83 in the same period of 2007. This improvement was the net result of the factors affecting operating income, interest expense and the provision for income taxes discussed above. The Company’s repurchase of approximately 1.2 million shares of its common stock during the first quarter of 2008 (see “Liquidity and Capital Resources”) did not have a significant effect on second quarter 2008 net income and diluted earnings per share.

Performance during the Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007
Revenues
     Revenues increased $112.5 million, or 12%, to $1,013.8 million in the six months ended June 30, 2008, compared to $901.3 million in the first six months of 2007. This increase was attributable to favorable changes in foreign currency exchange rates ($59.8 million, or 6%), price increases ($27.4 million, or 3%) and volume growth in the Compressor and Vacuum Products segment, partially offset by lower volume in the Fluid Transfer Products segment. The net combined volume increase between the two segments was $25.3 million, or 3%.
     Revenues in the Compressor and Vacuum Products segment increased $109.9 million, or 16%, to $803.2 million in 2008, compared to $693.3 million in 2007. This increase reflects favorable changes in foreign currency exchange rates (7%), volume growth (6%) and price increases (3%). The volume growth was attributable to nearly all of this segment’s product lines and geographic regions.
     Revenues in the Fluid Transfer Products segment increased $2.6 million, or 1%, to $210.6 million in 2008, compared to $208.0 million in 2007. This increase reflects price increases (4%) and favorable changes in foreign currency exchange rates (4%), partially offset by lower volume (7%). Lower petroleum pump volume was partially offset by higher loading arm volume, including the shipment of the second of two large contracts for liquid natural gas and compressed natural gas loading arms in the first quarter of 2008.
Gross Profit
     Gross profit increased $26.4 million, or 9%, to $329.2 million in the first six months of 2008 compared to $302.8 million in the first six months of 2007, and as a percentage of revenues was 32.5% in 2008 compared to 33.6% in 2007. The increase in gross profit primarily reflects the increases in revenue discussed above, including the favorable effect of changes in foreign currency exchange rates. The decline in gross profit as a percentage of revenues primarily reflects the lower volume of petroleum pump shipments, which have a higher gross profit percentage than the Company’s average, partially offset by the effect of operational improvements and leveraging fixed and semi-fixed costs over additional sales volume.
Selling and Administrative Expenses
     Selling and administrative expenses increased $15.8 million, or 10%, to $179.7 million in the first six months of 2008, compared to $163.9 million in the first six months of 2007. This increase primarily reflects the unfavorable impact of changes in foreign currency exchanges rates of approximately $10.7 million and non-recurring retirement expenses of $3.9 million. Inflationary increases were partially offset by cost reductions realized through integration initiatives. As a percentage of revenues, selling and administrative expenses improved to 17.7% in the first six months of 2008 from 18.2% in the comparable period of 2007 primarily due to increased leverage of these expenses over additional volume and the favorable effect of the cost reductions discussed above, partially offset by the effect of the non-recurring retirement expenses.
Operating Income
     Consolidated operating income increased $10.6 million, or 8%, to $149.5 million in the first six months of 2008 compared to $138.9 million in the first six months of 2007, and as a percentage of revenues was 14.8% in 2008 compared to 15.4% in 2007. These results reflect the revenue, gross profit and selling and administrative expense factors discussed above.
     The Compressor and Vacuum Products segment generated operating income of $97.2 million and operating margin of 12.1% in the first six months of 2008, compared to $79.5 million and 11.5%, respectively, in the first six months of 2007 (see Note 16 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). This improvement reflects revenue growth as discussed above, the favorable effect of increased leverage of the segment’s fixed and semi-fixed costs over increased revenue, cost reductions, the benefits of acquisition integration activities and manufacturing lead-time improvements, partially offset by costs incurred to streamline operations in Europe and Australia.
     The Fluid Transfer Products segment generated operating income of $52.3 million and operating margin of 24.8% in the first six months of 2008, compared to $59.4 million and 28.5%, respectively, in the first six months of 2007 (see Note 16 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). The decrease in operating income resulted from the lower volume of petroleum pump shipments, which have a higher operating margin than this segment’s average, partially offset by increased shipments of loading arms.
Interest Expense
     Interest expense of $10.6 million in the first six months of 2008 declined $3.0 million from $13.6 million in the comparable period of 2007 primarily due to lower average borrowings in 2008, partially offset by a higher weighted average interest rate in the first six months of 2008. Net principal payments on debt totaled $43.0 million in the first six months of 2008 (see “Consolidated Statements of Cash Flows” and Note 7 “Debt” in the “Notes to Consolidated Financial Statements”). The weighted average interest rate, including the amortization of debt issuance costs, increased to 7.5% in the first six months of 2008, compared to 6.9% in the first six months of 2007, due primarily to the greater relative weight of the fixed interest rate on the Company’s 8% Senior Subordinated Notes and increases in the floating-rate indices of the Company’s euro-denominated borrowings.
Provision for Income Taxes
     The provision for income taxes and effective tax rate were $39.1 million and 28.0%, respectively, for the six-month period ended June 30, 2008 compared to $39.2 million and 30.9%, respectively, for the six-month period ended June 30, 2007. The lower effective tax rate primarily reflects a higher proportion of earnings in jurisdictions with lower tax rates coupled with a reduction in the corporate income tax rates in Germany and the U.K, which became effective in 2008.
Net Income
     Consolidated net income of $100.4 million increased $12.8 million, or 15%, in the first six months of 2008 from $87.6 million in the first six months of 2007. Diluted earnings per share increased 15% to $1.87 in the six-month period of 2008 from $1.63 in the same period of 2007. This improvement reflects the net result of the factors affecting operating income, interest expense and the provision for income taxes discussed above. The Company’s repurchase of approximately 1.2 million shares of its common stock during the first quarter of 2008 (see “Liquidity and Capital Resources”) did not have a significant effect on net income and diluted earnings per share in the first six months of 2008.
Outlook
     In general, the Company believes that demand for compressor and vacuum products tends to correlate to the rate of total industrial capacity utilization and the rate of change of industrial equipment production because air is often used as a fourth utility in the manufacturing process. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product (“GDP”) around the world. During the first quarter of 2008, total industrial capacity utilization rates in the U.S., as published by the Federal Reserve Board, remained above 80%. In the second quarter of 2008, the rate declined to slightly below 80%. Rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products.
     The Company continues to expect global economic growth to slow during the balance of 2008, although demand in Eastern Europe and Asia is expected to remain strong. While demand for compressor and vacuum products was broad-based during the second quarter, both regionally and across product lines, demand for standard industrial compressors in the U.S. and U.K. has continued to slow in recent months. Demand remains strong in Asia, and is still growing in Europe, but at a lower rate. Demand for the Company’s engineered packages, including environmental and oil and gas refining applications in the U.S., and products designed for original equipment manufacturer (“OEM”) applications continues to be strong throughout the world. On balance, the global economic climate appears to be consistent with the Company’s expectations that orders for its compressor and vacuum products will continue to grow through the balance of 2008, but at a lower rate.
     Orders in the second quarter of 2008 reflected a reacceleration in demand for drilling pumps compared to the first quarter of 2008. Although demand for petroleum pumps has improved slightly during 2008 compared to the first quarter of 2008, the Company is not expecting a significant increase in volume related to recent increases in oil and gas prices. The Company believes there is excess capacity in North American well servicing firms that will be absorbed during the second half of the year, which could result in near-term downward pressure on well servicing pump demand. Although drilling pump demand is improving, the rate of new rig build is not expected to reach the quantity completed during any of the previous three years. Therefore, the Company currently expects Fluid Transfer Product shipments to increase slightly compared to its previous estimates, but remain lower than in 2007. The Company’s investments in capital to expand its production capacities for aftermarket parts and enable it to expand its market share in this area, are beginning to come on-line.
     Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.
     In the second quarter of 2008, orders for compressor and vacuum products increased 13% to $404.0 million, compared to $358.1 million in the second quarter of 2007. Order backlog for the Compressor and Vacuum Products segment increased 19% to $470.1 million as of June 30, 2008, compared to $393.5 million as of June 30, 2007. The increases in orders and backlog reflected increased global demand for products used in OEM applications and engineered packages, and order growth in Europe and Asia for standard products. Additionally, investments in lean enterprise techniques have resulted in manufacturing lead-time improvements and improved manufacturing execution. The favorable effect of changes in foreign currency exchange rates increased orders and backlog in the second quarter of 2008 by approximately 8%, compared to the same period of 2007.
     Future demand for petroleum-related fluid transfer products has historically corresponded to market conditions, rig counts and expectations for oil and natural gas prices, which the Company cannot predict. Orders for fluid transfer products decreased 24% to $95.2 million in the second quarter of 2008, compared to $125.1 million in the second quarter of 2007. This decrease was due primarily to the receipt of two large contracts for liquid natural gas and compressed natural gas loading arms in the second quarter of 2007 that did not recur in the second quarter of 2008. During the second quarter of 2008, drilling pump orders reaccelerated compared to 2007 and the first quarter of 2008 as a result of investments in rigs by key customers and on-going international demand for drilling pumps. The favorable effect of changes in foreign currency exchange rates increased orders approximately 3% compared to the second quarter of 2007. Order backlog for the Fluid Transfer Products segment declined 31% to $122.8 million at June 30, 2008, compared to $178.8 million at June 30, 2007. The decrease in backlog was primarily associated with large orders for well stimulation pumps and loading arms received in 2007, partially offset by increased demand for drilling pumps in the second quarter of 2008. The favorable effect of changes in foreign currency exchange rates increased backlog by approximately 3% compared to June 30, 2007.
     The Company continues to expect Fluid Transfer segment revenues, operating income and operating margin to decline for the total year 2008 compared to 2007 based on its expectations for a year over year decline in volume and reduced leverage of fixed and semi-fixed costs as production levels continue to decrease.
     The Company is rapidly expanding its implementation of lean enterprise techniques, which is expected to create near-term pressure on operating margins and production as processes are improved and inventory is reduced. The future benefits are expected to be realized in the reduction of manufacturing lead time, with operating margin improvements attributable to the expansion of lean enterprise techniques expected to begin in 2009.
     Based on its current economic outlook, and excluding the effect of the pending acquisition of CompAir, the Company currently estimates that total year 2008 income before income taxes will increase approximately 3% compared with 2007, and that net income will decrease approximately 1% to 4% due to a higher effective income tax rate. The year over year increase in the effective income tax rate primarily reflects non-recurring reductions in the 2007 tax provision associated with the German rate reduction and resulting 2007 German deferred tax benefit, net of a lower German rate benefit and expected lower foreign tax credit benefit in 2008.
Liquidity and Capital Resources
Operating Working Capital
     During the six months ended June 30, 2008, operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $17.8 million to $296.5 million from $278.7 million at December 31, 2007 due to the effect of changes in foreign currency exchange rates. Excluding the effect of exchange rate changes, operating working capital declined, as increases in accounts payable and accrued liabilities and a reduction in inventories were partially offset by an increase in accounts receivable. The increase in accounts receivable reflects an increase in days sales in receivables to 58 at June 30, 2008 from 56 at December 31, 2007, and was due largely to an increase in revenues outside the U.S., which typically carry longer payment terms. The increase in accounts payable and accrued liabilities was due primarily to increased production during the first half of 2008. Inventory turns improved to 5.3 times in the second quarter of 2008 from 4.7 times in the second quarter of 2007 and 5.0 times in the first quarter of 2008 as a result of improved production throughput realized from the completion of certain lean manufacturing initiatives.

Cash Flows
     Cash provided by operating activities of $117.4 million in the first six months of 2008 increased $63.0 million from $54.4 million in the same period of 2007. This improvement reflects increased earnings and improved operating working capital performance. Cash provided by operating working capital of $3.8 million in the first six months of 2008 compares to $59.7 million used for operating working capital in the first six months of 2007. Cash used for accounts receivable of $10.9 million in the first six months of 2008 primarily reflected an increase in days sales in receivables resulting from an increase in revenues outside the U.S., which typically carry longer payment terms, coupled with an increase in revenues in the second quarter of 2008 compared to the fourth quarter of 2007. Cash used for accounts receivable of $37.3 million in the first six months of 2007 primarily reflected increased revenues and changes in product mix between the second quarter of 2007 and fourth quarter of 2006. Cash provided by inventories of $5.5 million in the first six months of 2008 represents a $34.9 million improvement over cash used of $29.4 million in the first six months of 2007. The Company made incremental investments in inventories in the first half of 2007 to support temporary production and supply chain inefficiencies related to manufacturing integration projects, and planned increases in production volume and shipments. Improved inventory performance in the first half of 2008 compared with the first half of 2007 reflects the completion of these integration projects and certain other lean manufacturing initiatives. Cash inflows from accounts payable and accrued liabilities were $9.3 million in the first half of 2008 compared to $7.0 million in the first half of 2007.
     Net cash used in investing activities of $19.3 million and $17.7 million in the first six months of 2008 and 2007, respectively, consisted primarily of capital spending on assets intended to increase operating efficiency and flexibility, expand production capacity, support acquisition projects and bring new products to market. The Company currently expects capital spending to total approximately $45.0 to $50.0 million for the full year 2008. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.
     Net cash used in financing activities of $69.6 million in the first six months of 2008 compares with $29.5 million used in the same period of 2007. Cash provided by operating activities was used for net repayments of short-term and long-term borrowings of $43.0 million in the six-month period of 2008 and $42.3 million in the six-month period of 2007. At June 30, 2008, the Company’s debt to total capital was 16.2%, compared to 20.0% at December 31, 2007 and 27.4% at June 30, 2007. As discussed below, the Company repurchased shares of its common stock totaling $44.6 million during the first half of 2008, including shares exchanged or surrendered in connection with its stock option plans of $0.5 million.
Share Repurchase Programs
     In November 2007, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 2,700,000 shares of the Company’s outstanding common stock, representing approximately 5% of the Company’s outstanding shares. All common stock acquired will be held as treasury stock and will be available for general corporate purposes. This program replaced a previous program authorized in October 1998. During the six-month period ended June 30, 2008, the Company repurchased 1,184,065 shares at a total cost of approximately $44.1 million.
Liquidity
     The Company’s primary cash requirements include working capital, capital expenditures, principal and interest payments on indebtedness and acquisitions. The Company’s primary sources of funds are its ongoing net cash flows from operating activities and availability under its Revolving Line of Credit (as discussed below). At June 30, 2008, the Company had cash and equivalents of $127.1 million, of which $1.5 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments. The Company also had $181.2 million of unused availability under its Revolving Line of Credit at June 30, 2008.
     The Company entered into a syndicated credit agreement in 2005 (the “2005 Credit Agreement”) in connection with the Thomas acquisition. The 2005 Credit Agreement provides the Company with access to senior secured credit facilities, including a Term Loan in the original principal amount of $380.0 million, and a $225.0 million Revolving Line of Credit.
     The Term Loan has a final maturity of July 1, 2010 and the outstanding principal balance at June 30, 2008 was $68.7 million. The Term Loan requires quarterly principal payments aggregating approximately $12.2 million, $34.4 million and $22.1 million in the last six months of 2008, fiscal year 2009 and fiscal year 2010, respectively.

     The Revolving Line of Credit matures on July 1, 2010. Loans under this facility may be denominated in U.S. dollars or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2005 Credit Agreement. On June 30, 2008, the Revolving Line of Credit had an outstanding principal balance of $25.9 million and outstanding letters of credit of $17.9 million.
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
     The Company also issued $125.0 million of 8% Senior Subordinated Notes (the “Notes”) in 2005. The Notes have a fixed annual interest rate of 8% and are guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). At any time prior to May 1, 2009, the Company may redeem all or part of the Notes issued under the Indenture among the Company, the Guarantors and The Bank of New York Trust Company, N.A. (the “Indenture”) at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a premium as determined under the Indenture, accrued and unpaid interest through May 1, 2009 and liquidated damages, if any. On or after May 1, 2009, the Company may redeem all or a part of the Notes at varying redemption prices, plus accrued and unpaid interest and liquidated damages, if any. Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding for cash at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any. The Indenture contains events of default and affirmative, negative and financial covenants customary for such financings, including, among other things, limits on incurring additional debt and restricted payments.
     Management currently expects the Company’s future cash flows from operating activities will be sufficient to fund its scheduled debt service, purchases of shares under its stock repurchase program and provide required resources for working capital and capital investments for at least the next twelve months. The Company currently expects to fund the pending acquisition of CompAir with excess available cash and a new syndicated credit facility to be negotiated. The Company is proactively pursuing other acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.
Contractual Obligations and Commitments
     The following table and accompanying disclosures summarize the Company’s significant contractual obligations at June 30, 2008 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payments Due by Period
(Dollars in millions)		Balance			After
Contractual Cash Obligations	Total	of 2008	2009 - 2010	2011 - 2012	2012

Debt	$242.3	$17.0	$83.9	$1.5	$139.9
Estimated interest payments (1)	65.5	7.4	25.8	22.6	9.7
Capital leases	8.3	0.2	0.7	0.7	6.7
Operating leases	76.2	10.0	27.2	16.3	22.7
Purchase obligations (2)	214.5	188.7	25.7	0.1	—

Total	$606.8	$223.3	$163.3	$41.2	$179.0

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument. Management expects to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of June 30, 2008. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.
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
     Net deferred income tax liabilities were $39.6 million as of June 30, 2008. This amount is not included in the “Contractual Cash Obligations” table because the Company believes this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
     In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of June 30, 2008, the Company had $74.1 million in such instruments outstanding and had pledged $1.5 million of cash to the issuing financial institutions as collateral for such instruments.
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
Changes in Accounting Principles and Effects of New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement was effective for the Company on January 1, 2008. In February 2008, the FASB released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangibles assets with indefinite lives and certain other items. The adoption of the provisions of SFAS No. 157 with respect to the Company’s financial assets and liabilities only did not have a significant effect on the Company’s consolidated statements of operations, balance sheets and statements of cash flows. The adoption of SFAS No. 157 with respect to the Company’s non-financial assets and liabilities, effective January 1, 2009, is not expected to have a significant effect on the Company’s consolidated financial statements. See Note 11 “Fair Value of Financial Instruments” for the disclosures required by SFAS No. 157 regarding the Company’s financial instruments measured at fair value.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits all entities to elect to measure eligible financial instruments and certain other items at fair value. Additionally, this statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of financial assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company effective January 1, 2008. The Company has currently chosen not to elect the fair value option permitted by SFAS No. 159 for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles. Accordingly, the adoption of this standard had no effect on the Company’s consolidated financial statements.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). This statement establishes accounting and reporting standards that require (i) ownership interest in subsidiaries held by parties other than the parent be presented and identified in the equity section of the consolidated balance sheet, separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and the resulting gain or loss be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment; and (v) disclosures be provided that clearly identify and distinguish between the interests of the parent and interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s 2009 fiscal year. The Company is currently evaluating the effect SFAS No. 160 will have on its financial statements and related disclosure requirements.
     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”). SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate, to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company used the “simplified” method to determine the expected term for the majority of its 2006 and 2007 option grants. SAB 110 was effective for the Company on January 1, 2008 and, accordingly, the Company will no longer use the “simplified” method to estimate the expected term of future option grants. The adoption of SAB 110 did not have a material effect on the Company’s consolidated financial statements.

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
     In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and is intended to improve the consistency between the useful life of a recognized intangible asset und SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS 142-3 applies to (i) intangible assets that are acquired individually or with a group of other assets and (ii) intangible assets acquired in both business combinations and asset acquisitions. In developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for the entity-specific factors described in SFAS No. 142. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for the entity-specific factors in SFAS No. 142. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, or the Company’s 2009 fiscal year, and interim periods within those fiscal years. The Company is currently evaluating the effect FSP FAS 142-3 will have on its financial statements and related disclosure requirements.
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
Cautionary Statements Regarding Forward-Looking Statements
     All of the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than historical facts, are forward-looking statements including, without limitation, statements made under the caption “Outlook.” As a general matter, forward-looking statements are those focused upon anticipated events or trends, assumptions, expectations and beliefs relating to matters that are not historical in nature. The words “anticipate,” “preliminary,” “expect,” “believe,” “estimate,” “intend,” “plan to,” “will,” “foresee,” “project,” “forecast” and similar expressions identify forward-looking statements.
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements are subject to known and unknown risks, uncertainties and other factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements.
     These risks and factors include, but are not limited to: (1) the Company’s exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s compressor and vacuum products; (2) the risks associated with intense competition in the Company’s market segments, particularly the pricing of the Company’s products; (3) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers; (4) the ability to continue to identify and complete strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; (5) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. dollar, the euro, the British pound and the Chinese yuan); (6) the ability to attract and retain quality executive management and other key personnel; (7) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (8) the risk of regulatory noncompliance; (9) the risks associated with environmental compliance costs and liabilities; (10) the risks associated with pending asbestos and silicosis personal injury lawsuits; (11) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of the Company’s total assets, are impaired; (12) the risk that communication or information systems failure may disrupt our business and result in financial loss and liability to our customers; (13) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; and (14) the ability to avoid employee work stoppages and other labor difficulties. The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     These statements reflect the current views and assumptions of management with respect to future events. The Company does not undertake, and hereby disclaims, any duty to update these forward-looking statements, even though its situation and circumstances may change in the future. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. The inclusion of any statement in this report does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material.
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
     Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of June 30, 2008 and December 31, 2007, are summarized in Note 11 “Fair Value of Financial Instruments” in the “Notes to Consolidated Financial Statements.”
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

Interest Rate Risk
     The Company’s exposure to interest rate risk results primarily from its borrowings of $250.6 million at June 30, 2008. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. The interest rates on approximately 54% of the Company’s borrowings were effectively fixed as of June 30, 2008. If the relevant LIBOR amounts for all of the Company’s borrowings had been 100 basis points higher than actual in the first six months of 2008, the Company’s interest expense would have increased by $0.4 million.
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
     The Company is exposed to the impacts of changes in currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into U.S. dollars. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the U.S. dollar. Of the Company’s total net assets of $1,292.4 million at June 30, 2008, approximately $872.3 million was denominated in currencies other than the U.S. dollar. Borrowings by the Company’s non-U.S. subsidiaries at June 30, 2008 totaled $48.8 million, and the Company’s consolidated borrowings denominated in currencies other than the U.S. dollar totaled $48.8 million. Fluctuations due to changes in currency exchange rates in the value of non-U.S. dollar borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.
     The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At June 30, 2008, the notional amount of open forward currency contracts was $49.8 million and their aggregate fair value was $1.1 million.
     To illustrate the impact of currency exchange rates on the Company’s financial results, the Company’s operating income for the first six months of 2008 would have decreased by approximately $8.0 million if the U.S. dollar had been 10 percent more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the U.S. dollar and that there are no indirect effects of the change in the value of the U.S. dollar such as changes in non-U.S. dollar sales volumes or prices.
Item 4. Controls and Procedures
     The Company’s management carried out an evaluation (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)), with the participation of the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by this report. Based upon this evaluation, the President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the three months ended June 30, 2008 are listed in the following table.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (3)	Programs
April 1, 2008 – April 30, 2008	—	N/A	—	1,914,186
May 1, 2008 – May 31, 2008	212	$50.41	—	1,914,186
June 1, 2008 – June 30, 2008	1,981	$52.98	—	1,914,186

Total	2,193	$52.73	—	1,914,186

(1)	All of these shares were exchanged or surrendered in connection with the exercise of options under Gardner Denver’s stock option plans.

(2)	Excludes commissions.

(3)	In November 2007, the Board of Directors approved a new share repurchase program to acquire up to 2.7 million shares of Gardner Denver’s common stock.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held pursuant to notice on May 6, 2008. At the Annual Meeting, Donald G. Barger, Jr., Raymond R. Hipp, and David D. Petratis were elected to serve as directors for a three-year term expiring in 2011. There were 42,644,263 affirmative votes cast, 6,499,932 votes against and no abstaining votes concerning Mr. Barger’s election as director, 47,298,659 affirmative votes cast, 1,845,536 votes against and no abstaining votes concerning Mr. Hipp’s election as a director, and 47,322,174 affirmative votes cast, 1,822,021 votes against and no abstaining votes concerning Mr. Petratis’ election as a director. The terms of directors Ross J. Centanni, Frank J. Hansen, Barry L. Pennypacker, Diane K. Schumacher, Charles L. Szews and Richard L. Thompson continued past the Annual Meeting.
Item 6. Exhibits
     See the list of exhibits in the Index to Exhibits to this quarterly report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC. (Registrant)

Date: August 6, 2008	By:	/s/ Barry L. Pennypacker

Barry L. Pennypacker
President and Chief Executive Officer

Date: August 6, 2008	By:	/s/ Helen W. Cornell

Helen W. Cornell
Executive Vice President, Finance and
Chief Financial Officer

Date: August 6, 2008	By:	/s/ David J. Antoniuk

David J. Antoniuk
Vice President and Corporate Controller
(Principal Accounting Officer)

GARDNER DENVER, INC.
INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 3, 2006 (SEC File No. 001-13215), and incorporated herein by reference.

3.2	Bylaws of Gardner Denver, Inc., as amended on July 29, 2008, filed as Exhibit 3.2 to Gardner Denver, Inc’s Current Report on Form 8-K, dated August 4, 2008 (SEC File No. 001-13215), and incorporated herein by reference.

4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated January 21, 2005, and incorporated herein by reference.

11	Statement re: Computation of Earnings Per Share, incorporated herein by reference to Note 9 “Stockholders’ Equity and Earnings per Share” to the Company’s Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

12*	Statements re: Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith