Form 10-Q
period 2008-09-30
GARDNER DENVER INC
filed 2008-11-06
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,734,174 shares of Common Stock, par value $0.01 per share, as of October 26, 2008.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$480,310	$457,230	$1,494,092	$1,358,517
Cost of sales	329,925	308,050	1,014,505	906,578

Gross profit	150,385	149,180	479,587	451,939
Selling and administrative expenses	80,343	80,700	257,330	242,812
Other operating expense, net	14,586	1,395	17,258	3,153

Operating income	55,456	67,085	204,999	205,974
Interest expense	3,829	6,566	14,470	20,161
Other income, net	(237)	(657)	(814)	(2,163)

Income before income taxes	51,864	61,176	191,343	187,976
Provision for income taxes	17,226	7,524	56,280	46,737

Net income	$34,638	$53,652	$135,063	$141,239

Basic earnings per share	$0.65	$1.00	$2.55	$2.66

Diluted earnings per share	$0.65	$0.99	$2.52	$2.62

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$179,115	$92,922
Accounts receivable (net of allowance of $7,802 at September 30, 2008 and $8,755 at December 31, 2007)	302,429	308,748
Inventories, net	233,807	256,446
Deferred income taxes	23,133	21,034
Other current assets	18,168	22,378

Total current assets	756,652	701,528

Property, plant and equipment, net	280,152	293,380
Goodwill	676,083	685,496
Other intangibles, net	192,861	206,314
Other assets	19,706	18,889

Total assets	$1,925,454	$1,905,607

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$31,741	$25,737
Accounts payable	90,624	101,615
Accrued liabilities	219,287	184,850

Total current liabilities	341,652	312,202

Long-term debt, less current maturities	243,208	263,987
Postretirement benefits other than pensions	16,916	17,354
Deferred income taxes	60,655	64,188
Other liabilities	76,777	88,163

Total liabilities	739,208	745,894

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,725,258 and 53,546,267 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	582	573
Capital in excess of par value	543,531	515,940
Retained earnings	680,147	545,084
Accumulated other comprehensive income	92,826	128,010
Treasury stock at cost; 6,469,971 and 3,758,853 shares at September 30, 2008 and December 31, 2007, respectively	(130,840)	(29,894)

Total stockholders’ equity	1,186,246	1,159,713

Total liabilities and stockholders’ equity	$1,925,454	$1,905,607

The accompanying notes are an integral part of these consolidated financial statements.

GARDNER DENVER, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$135,063	$141,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,675	42,796
Unrealized foreign currency transaction loss (gain), net	10,452	(847)
Net loss on asset dispositions	317	177
Stock issued for employee benefit plans	3,661	3,583
Stock-based compensation expense	3,813	4,278
Excess tax benefits from stock-based compensation	(8,492)	(6,253)
Deferred income taxes	(8,563)	(9,783)
Changes in assets and liabilities:
Receivables	2,008	(24,826)
Inventories	19,662	(30,582)
Accounts payable and accrued liabilities	16,754	21,554
Other assets and liabilities, net	(14,873)	(13,864)

Net cash provided by operating activities	204,477	127,472

Cash Flows From Investing Activities
Capital expenditures	(28,924)	(32,215)
Net cash paid in business combinations	(6,469)	(205)
Disposals of property, plant and equipment	1,624	511
Other	656	679

Net cash used in investing activities	(33,113)	(31,230)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(30,709)	(29,685)
Proceeds from short-term borrowings	27,480	32,272
Principal payments on long-term debt	(143,208)	(226,704)
Proceeds from long-term debt	131,319	136,180
Proceeds from stock option exercises	10,885	8,748
Excess tax benefits from stock-based compensation	8,492	6,253
Purchase of treasury stock	(81,691)	(960)
Debt issuance costs	(91)	—
Other	(1,258)	(958)

Net cash used in financing activities	(78,781)	(74,854)

Effect of exchange rate changes on cash and equivalents	(6,390)	5,115

Net increase in cash and equivalents	86,193	26,503
Cash and equivalents, beginning of year	92,922	62,331

Cash and equivalents, end of period	$179,115	$88,834

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
     Certain prior year amounts have been reclassified to conform to the current year presentation (see below).
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
     The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2007 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.
     Other than as specifically indicated in these “Notes to Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2007.
     Effective July 1, 2008, the Company’s presentation of certain expenses within its consolidated statements of operations was changed. Foreign currency gains and losses, employee termination and certain retirement costs and certain other operating expenses and income previously included in “Selling and administrative expenses,” have been reported as “Other operating expense (income), net.” This change in presentation was made in accordance with Rule 5-03 of Regulation S-X and in connection with charges recorded during the quarter ended September 30, 2008, including mark-to-market adjustments for cash transactions and forward currency contracts on the British pound sterling (“GBP”) entered into in order to limit the impact of changes in the U.S. dollar (“USD”) to GBP exchange rate on the amount of USD-denominated borrowing capacity that will remain available on the Company’s new revolving credit facility following completion of the CompAir Holdings Limited (“CompAir”) acquisition (see Note 16 “Subsequent Events”). Amounts recorded in periods prior to the quarter ended September 30, 2008 were not material to this item or to “Selling and administrative expenses.” This change in presentation had no effect on reported consolidated operating income, income before income taxes, net income, per share amounts or reportable segment operating income. Amounts presented for the three and nine-month periods ended September 30, 2007 have been reclassified to conform to the current classification. Amounts presented for the nine-month period ended September 30, 2008 reflect this reclassification for the six-month period ended June 30, 2008. The following table provides the reclassifications for the periods indicated.

	Years Ended December 31,
	2008		2007
	First	Second	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Year
Amounts Reclassified
Selling and administrative expenses	$1,241	$(3,913)	$(434)	$(1,324)	$(1,395)	$1,798	$(1,355)
Other operating (income) expense, net	(1,241)	3,913	434	1,324	1,395	(1,798)	1,355

Net	$—	$—	$—	$—	$—	$—	$—

	Years Ended December 31,
	2006	2005
Amounts Reclassified
Selling and administrative expenses	$(5,358)	$(35)
Other operating expense, net	5,358	35

Net	$—	$—

Changes in Accounting Principles and Effects of New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement was effective for the Company on January 1, 2008. In February 2008, the FASB released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangible assets with indefinite lives and certain other items. The adoption of the provisions of SFAS No. 157 with respect to the Company’s financial assets and liabilities only did not have a significant effect on the Company’s consolidated statements of operations, balance sheets and statements of cash flows. The adoption of SFAS No. 157 with respect to the Company’s non-financial assets and liabilities, effective January 1, 2009, is not expected to have a significant effect on the Company’s consolidated financial statements. See Note 10 “Fair Value of Financial Instruments” for the disclosures required by SFAS No. 157 regarding the Company’s financial instruments measured at fair value.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business is to (i) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determine what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This replaces the guidance of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) which requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. In addition, costs incurred by the acquirer to effect the acquisition and restructuring costs that the acquirer expects to incur, but is not obligated to incur, are to be recognized separately from the acquisition. SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This Statement requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which generally will be the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Contingent consideration should be recognized at the acquisition date, measured at its fair value at that date. SFAS No. 141(R) defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and requires the acquirer to recognize that excess in earnings as attributable to the acquirer. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company expects that SFAS No. 141(R) will affect the Company’s accounting for business combinations consummated on or after January 1, 2009, but that such effect will be dependent upon those acquisitions. See also Note 11 “Income Taxes.”
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
     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”). SAB 110 allows public companies to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007 if they do not have historically sufficient experience to provide a reasonable estimate. The Company used the “simplified” method to determine the expected term for the majority of its 2006 and 2007 option grants. SAB 110 was effective for the Company on January 1, 2008 and, accordingly, the Company no longer uses the “simplified” method to estimate the expected term of future option grants. The adoption of SAB 110 did not have a material effect on the Company’s consolidated financial statements.
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
Note 2. Inventories
     Inventories as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007

Raw materials, including parts and subassemblies	$130,910	$142,546
Work-in-process	46,556	47,622
Finished goods	69,600	77,629

	247,066	267,797
Excess of FIFO costs over LIFO costs	(13,259)	(11,351)

Inventories, net	$233,807	$256,446

Note 3. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill attributable to each business segment for the nine-month period ended September 30, 2008, and the year ended December 31, 2007, are presented in the table below. The adjustments to goodwill include reallocated goodwill between segments and reallocations of purchase price, primarily related to income tax matters, subsequent to the dates of acquisition for acquisitions completed in prior fiscal years.

	Compressor	Fluid
	& Vacuum	Transfer
	Products	Products	Total
Balance as of December 31, 2006	$600,626	$76,154	$676,780
Adjustments to goodwill	(34,608)	(403)	(35,011)
Foreign currency translation	42,512	1,215	43,727

Balance as of December 31, 2007	608,530	76,966	685,496
Adjustments to goodwill	(3,719)	5,283	1,564
Acquisitions	2,771	—	2,771
Foreign currency translation	(11,957)	(1,791)	(13,748)

Balance as of September 30, 2008	$595,625	$80,458	$676,083

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	September 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists and relationships	$71,375	$(18,333)	$74,187	$(16,063)
Acquired technology	47,789	(34,834)	44,658	(28,431)
Other	7,143	(3,882)	9,634	(3,074)
Unamortized intangible assets:
Trademarks	123,603	—	125,403	—

Total other intangible assets	$249,910	$(57,049)	$253,882	$(47,568)

     Amortization of intangible assets for the three and nine-month periods ended September 30, 2008 was $3.2 million and $9.2 million, respectively. Amortization of intangible assets for the three and nine-month periods ended September 30, 2007 was $3.4 million and $9.7 million, respectively. Amortization of intangible assets is anticipated to be approximately $10.4 million annually in 2009 through 2012, based upon exchange rates as of September 30, 2008 and reflecting intangible assets associated with acquisitions completed through September 30, 2008 (see Note 16 “Subsequent Events” and, in particular, the acquisition of CompAir on October 20, 2008).
Note 4. Accrued Product Warranty
     A reconciliation of the changes in the accrued product warranty liability for the three and nine-month periods ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at beginning of period	$16,858	$15,461	$15,087	$15,298
Product warranty accruals	4,796	2,179	12,813	8,705
Settlements	(4,109)	(3,014)	(10,819)	(9,578)
Effect of foreign currency translation	(862)	298	(398)	499

Balance at end of period	$16,683	$14,924	$16,683	$14,924

Note 5. Pension and Other Postretirement Benefits
     The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2008	2007	2008	2007	2008	2007

Service cost	$—	$—	$190	$611	$4	$4
Interest cost	1,025	877	3,036	2,751	282	353
Expected return on plan assets	(1,116)	(1,051)	(3,255)	(3,082)	—	—
Recognition of:
Unrecognized prior-service cost	4	4	—	—	(94)	(111)
Unrecognized net actuarial loss (gain)	1	137	(23)	101	(336)	(207)

Net periodic benefit (income) cost	$(86)	$(33)	$(52)	$381	$(144)	$39

	Nine Months Ended September 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2008	2007	2008	2007	2008	2007

Service cost	$—	$—	$576	$3,271	$12	$12
Interest cost	3,157	3,151	9,317	8,120	846	1,059
Expected return on plan assets	(3,466)	(3,401)	(10,007)	(8,707)	—	—
Recognition of:
Unrecognized prior-service cost	12	12	—	—	(282)	(333)
Unrecognized net actuarial loss (gain)	111	139	(69)	298	(1,008)	(621)

Net periodic benefit (income) cost	$(186)	$(99)	$(183)	$2,982	$(432)	$117

Note 6. Debt
     On September 19, 2008, the Company entered into a new credit agreement with a syndicate of lenders (the “2008 Credit Agreement”) consisting of (i) a $310.0 million revolving credit facility, (ii) a $180.0 million term loan and (iii) a €120.0 million term loan, each maturing on the fifth anniversary of the revolving loan funding date. In addition, the 2008 Credit Agreement provides for a possible increase in the revolving credit facility of up to $200.0 million. The Company can initiate funding under the revolving credit facility at any time prior to October 31, 2008 by retiring outstanding balances on its existing revolving credit and term loan facilities, at which point the 2008 Credit Agreement will supersede the Company’s existing credit agreement. Funding of the term loan facilities is subject to, among other things, completion of the CompAir acquisition.
     All borrowings and letters of credit under the 2008 Credit Agreement will be subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.
     The interest rates per annum applicable to loans under the 2008 Credit Agreement will be, at the Company’s option, either a base rate plus an applicable margin percentage or a Eurocurrency rate plus an applicable margin.
     The base rate will be the greater of (i) the prime rate or (ii) one-half of 1% over the weighted average of rates on overnight federal funds as published by the Federal Reserve Bank of New York. The Eurocurrency rate will be LIBOR. The Company expects that the applicable margin percentage over LIBOR will initially be no lower than a percentage per annum equal to 2.50% with respect to the term loans and 2.10% with respect to loans under the revolving credit facility and the applicable margin percentage over the base rate will initially be no lower than a percentage per annum equal to 1.25%. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages will be subject to adjustments based upon the ratio of the Company’s Consolidated Total Debt to Consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges.
     The obligations under the 2008 Credit Agreement will be guaranteed by the Company’s existing and future domestic subsidiaries. The obligations under the 2008 Credit Agreement will be secured by a pledge of the capital stock of each of the Company’s existing and future material domestic subsidiaries as well as 65% of the capital stock of each of the Company’s existing and future first-tier material foreign subsidiaries.
     The 2008 Credit Agreement includes customary covenants that are substantially similar to those contained in the Company’s existing credit facilities. Subject to certain exceptions, these covenants will restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations. In addition, the 2008 Credit Agreement will require the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. The maximum total leverage ratio test will become more restrictive over time.
     The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.
     Initial borrowings under the 2008 Credit Agreement were made on October 15, 16 and 17, 2008. (See Note 16 “Subsequent Events.”) Funds borrowed pursuant to the 2008 Credit Agreement were used to fund a portion of the purchase price of the Company’s acquisition of CompAir and to retire the outstanding balances on the Company’s then existing revolving credit and term loan facilities. The remaining amounts available under the 2008 Credit Agreement may be used for working capital and for general corporate purposes.

     The Company’s debt at September 30, 2008 and December 31, 2007, including borrowings under its then existing revolving credit and term loan facilities, is summarized as follows:

	September 30,	December 31,
	2008	2007
Short-term debt	$404	$4,099

Long-term debt:
Credit Line, due 2010 (1)	$62,000	$58,329
Term Loan, due 2010 (2)	62,601	76,103
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages (3)	9,344	9,993
Variable Rate Industrial Revenue Bonds, due 2018 (4)	8,000	8,000
Capitalized leases and other long-term debt	7,600	8,200

Total long-term debt, including current maturities	274,545	285,625
Current maturities of long-term debt	31,337	21,638

Total long-term debt, less current maturities	$243,208	$263,987

(1)	The loans under this facility may be denominated in USD or several foreign currencies. At September 30, 2008, the outstanding balance consisted of USD borrowings of $62,000. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency. The weighted-average interest rate was 4.7% as of September 30, 2008 for the USD loans. The interest rate averaged 3.7%, 5.3% and 6.3% during the first nine months of 2008 for the USD, euro (“EUR”) and GBP, respectively.

(2)	The Term Loan is denominated in USD and the interest rate varies with prime and/or LIBOR. At September 30, 2008, this rate was 4.8% and averaged 4.2% during the first nine months of 2008.

(3)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €6,617 at September 30, 2008. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

(4)	The interest rate varies with market rates for tax-exempt industrial revenue bonds. At September 30, 2008, this rate was 10.0% and averaged 2.7% during the first nine months of 2008. These industrial revenue bonds are secured by an $8,100 standby letter of credit.
Note 7. Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-based Payment,” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated fair values. The Company adopted SAB 110 effective January 1, 2008. The Company recognizes stock-based compensation expense for share-based payment awards over the requisite service period for vesting of the award or to an employee’s eligible retirement date, if earlier. The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations and the realized excess tax benefits included in the consolidated statements of cash flows for the three and nine-month periods ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Selling and administrative expenses	$774	$658	$3,813	$4,278

Total stock-based compensation expense included in operating expenses	$774	$658	$3,813	$4,278

Income before income taxes	(774)	(658)	(3,813)	(4,278)
Provision for income taxes	166	92	1,009	927

Net income	$(608)	$(566)	$(2,804)	$(3,351)

Basic and diluted earnings per share	$(0.01)	$(0.01)	$(0.05)	$(0.06)

Net cash provided by operating activities	$(13)	$(83)	$(8,492)	$(6,253)
Net cash used in financing activities	$13	$83	$8,492	$6,253
Plan Descriptions
     Under the Company’s Amended and Restated Long-Term Incentive Plan (the “Incentive Plan”), designated employees and non-employee directors are eligible to receive awards in the form of restricted stock and restricted stock units (“restricted shares”), stock options, stock appreciation rights or performance shares, as determined by the Management Development and Compensation Committee of the Board of Directors (the “Committee”). Under the Incentive Plan, the grant price of a stock option is determined by the Committee, but must not be less than the market close price of the Company’s common stock on the date of grant. The Incentive Plan provides that the term of any stock option granted may not exceed ten years. There are no vesting provisions tied to performance conditions for any of the outstanding stock options and restricted shares. Vesting for all outstanding stock options and restricted shares is based solely on continued service as an employee or director of the Company and generally occurs upon retirement, death or cessation of service due to disability, if earlier.
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
     A summary of the Company’s stock option activity for the nine-month period ended September 30, 2008 is presented in the following table (underlying shares in thousands):

				Weighted-
		Outstanding		Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Life

Outstanding at December 31, 2007	1,870	$20.06
Granted	328	$36.68
Exercised	(808)	$13.47
Forfeited or canceled	(23)	$22.42

Outstanding at September 30, 2008	1,367	$27.89	$10,517	4.0 years
Exercisable at September 30, 2008	818	$22.80	$10,168	3.2 years
     The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at September 30, 2008 multiplied by the number of in-the-money stock options. The weighted-average estimated grant-date fair values of employee and director stock options granted during the three and nine-month periods ending September 30, 2008 were $12.36 and $10.95, respectively.

     The total pre-tax intrinsic values of stock options exercised during the third quarters of 2008 and 2007 were $0.1 million and $0.4 million, respectively. The total pre-tax intrinsic values of stock options exercised during the first nine months of 2008 and 2007 were $27.8 million and $20.5 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $2.4 million as of September 30, 2008 and will be recognized as expense over a weighted-average period of 1.7 years.
Valuation Assumptions and Expense under SFAS No. 123(R)
     The fair value of each stock option grant under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for the periods indicated are noted in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Assumptions:
Risk-free interest rate	2.3%	N/A	2.6%	4.7%
Dividend yield	—	N/A	—	—
Volatility factor	35	N/A	30	29
Expected life (in years)	4.2	N/A	4.5	4.9
Restricted Share Awards
     In the first quarter of 2008, the Company began granting restricted stock units in lieu of restricted stock. Upon vesting, restricted stock units result in the issuance of the equivalent number of shares of the Company’s common stock. All restricted shares cliff vest three years after the date of grant.
     A summary of the Company’s restricted share activity for the nine-month period ended September 30, 2008 is presented in the following table (underlying shares in thousands):

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	(per share)

Nonvested at December 31, 2007	90	$33.43
Granted	77	$37.48
Vested	(2)	$38.32
Forfeited	(6)	$35.82

Nonvested at September 30, 2008	159	$35.25

     The restricted stock units granted in the first nine months of 2008 were valued at the market close price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted share awards, net of estimated forfeitures, was $1.9 million as of September 30, 2008, which will be recognized as expense over a weighted-average period of 1.6 years. The total fair value of restricted share awards that vested during the first nine months of 2008 was $0.1 million. No restricted share awards vested during the first nine months of 2007.
Note 8. Stockholders’ Equity and Earnings Per Share
     In November 2007, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 2.7 million shares of the Company’s outstanding common stock. During the nine-month period ended September 30, 2008, the Company repurchased all 2.7 million shares under this program at a total cost, excluding commissions, of $100.4 million. Of this total, $19.2 million will be settled in the fourth quarter of 2008 and is included in accrued liabilities at September 30, 2008. All common stock acquired is held as treasury stock and available for general corporate purposes.

     The following table details the calculation of basic and diluted earnings per common share for the three and nine-month periods ended September 30, 2008 and 2007 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic Earnings Per Share:
Net income	$34,638	$53,652	$135,063	$141,239

Shares:
Weighted average number of common shares outstanding	53,080	53,472	52,915	53,124

Basic earnings per common share	$0.65	$1.00	$2.55	$2.66

Diluted Earnings Per Share:
Net income	$34,638	$53,652	$135,035	$141,239

Shares:
Weighted average number of common shares outstanding	53,080	53,472	52,915	53,124
Effect of dilutive outstanding equity-based awards	528	764	656	874

Weighted average number of diluted common shares	53,608	54,236	53,571	53,998

Diluted earnings per common share	$0.65	$0.99	$2.52	$2.62

     For the three months ended September 30, 2008 and 2007, respectively, antidilutive equity-based awards to purchase 20 and 144 weighted-average shares of common stock were outstanding. For the nine months ended September 30, 2008 and 2007, respectively, antidilutive equity-based awards to purchase 169 and 200 weighted-average shares of common stock were outstanding. Antidilutive equity-based awards outstanding were not included in the computation of diluted earnings per common share.
Note 9. Accumulated Other Comprehensive Income
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

     The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

		Unrealized
	Foreign	Gains		Accumulated
	Currency	(Losses) on	Pension and	Other
	Translation	Cash Flow	Postretirement	Comprehensive
	Adjustment (1)	Hedges	Benefit Plans	Income

Balance at December 31, 2006	$64,109	$1,557	$(14,935)	$50,731
Before tax income (loss)	2,233	(410)	(215)	1,608
Income tax effect	—	156	90	246

Other comprehensive income (loss)	2,233	(254)	(125)	1,854

Balance at March 31, 2007	66,342	1,303	(15,060)	52,585
Before tax income (loss)	12,039	737	(214)	12,562
Income tax effect	—	(280)	89	(191)

Other comprehensive income (loss)	12,039	457	(125)	12,371

Balance at June 30, 2007	78,381	1,760	(15,185)	64,956
Before tax income (loss)	29,906	(2,072)	(76)	27,758
Income tax effect	—	787	(375)	412

Other comprehensive income (loss)	29,906	(1,285)	(451)	28,170

Cumulative prior period translation adjustment (2)	12,271	—	—	12,271

Balance at September 30, 2007	$120,558	$475	$(15,636)	$105,397

Balance at December 31, 2007	$133,467	$(110)	$(5,347)	$128,010
Before tax income (loss)	50,157	(1,110)	(393)	48,654
Income tax effect	—	422	147	569

Other comprehensive income (loss)	50,157	(688)	(246)	49,223
Currency translation (3)	—	—	1	1

Balance at March 30, 2008	183,624	(798)	(5,592)	177,234
Before tax income (loss)	1,313	1,287	(395)	2,205
Income tax effect	—	(489)	148	(341)

Other comprehensive income (loss)	1,313	798	(247)	1,864
Currency translation (3)	—	—	4	4

Balance at June 30, 2008	184,937	—	(5,835)	179,102
Before tax loss	(85,998)	—	(448)	(86,446)
Income tax effect	—	—	168	168

Other comprehensive loss	(85,998)	—	(280)	(86,278)
Currency translation (3)	—	—	2	2

Balance at September 30, 2008	$98,939	$—	$(6,113)	$92,826

(1)	Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

(2)	Represents the cumulative translation gain for the period September 30, 2004 to June 30, 2007 relative to certain assets and liabilities associated with the Company’s 2004 acquisition of nash_elmo Holdings LLC which were moved from a USD subsidiary to various non-USD (primarily EUR) subsidiaries based on the exchange rates in effect at the acquisition date. Approximately $6.8 million of this adjustment relates to the six months ended June 30, 2007 and approximately $5.5 million relates to periods prior to December 31, 2006.

(3)	The Company uses the historical rate approach in determining the USD amounts of changes to accumulated other comprehensive income associated with non-U.S. pension benefit plans.

     The Company’s comprehensive (loss) income for the three and nine-month periods ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$34,638	$53,652	$135,063	$141,239
Other comprehensive (loss) income (1)	(86,278)	28,170	(35,191)	49,226

Comprehensive (loss) income	$(51,640)	$81,822	$99,872	$190,465

(1)	The nine months ended September 30, 2007 includes a cumulative translation adjustment of $6,831 related to the six-month period ended June 30, 2007 which was recorded in the three-month period ended September 30, 2007.
Note 10. Fair Value of Financial Instruments
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
     The Company, from time to time, uses interest rate swaps to manage its exposure to market changes in interest rates. Also, as part of its hedging strategy, the Company uses foreign currency forwards to minimize the impact of foreign currency fluctuations on transactions, cash flows and firm commitments. These contracts for the sale or purchase of European and other currencies generally mature within one year. The following table summarizes the notional amounts and fair values of the Company’s outstanding derivative financial instruments by risk category and instrument type:

	September 30, 2008				December 31, 2007
		Average	Average	Estimated		Average	Average	Estimated
	Notional	Receive	Pay	Fair	Notional	Receive	Pay	Fair
	Amount	Rate	Rate	Value	Amount	Rate	Rate	Value
Foreign currency forwards	$96,766	N/A	N/A	$(5,273)	$29,757	N/A	N/A	$580
Interest rate swaps	$—	N/A	N/A	$—	$30,000	4.9%	4.1%	$(141)
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

     The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total

Financial Assets
Foreign currency forwards (1)	$—	$(5,320)	$—	$(5,320)
Trading securities held in deferred compensation plan (2)	10,181	—	—	10,181

Total	$10,181	$(5,320)	$—	$4,861

Financial Liabilities
Interest rate swaps (1)	$—	$—	$—	$—
Phantom stock plan (3)	—	2,417	—	2,417
Deferred compensation plan (4)	10,181	—	—	10,181

Total	$10,181	$2,417	$—	$12,598

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.

(2)	Based on the observable price of publicly traded mutual funds which, in accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested,” are classified as “Trading” securities and accounted for using the mark-to-market method.

(3)	Based on the price of the Company’s common stock.

(4)	Based on the fair value of the investments in the deferred compensation plan.
Note 11. Income Taxes
     As of September 30, 2008, the total balance of unrecognized tax benefits was $8.0 million, compared with $7.3 million at December 31, 2007. The increase in the balance primarily related to transfer pricing in various jurisdictions, partially offset by changes in foreign currency exchange rates. Included in the unrecognized tax benefits at September 30, 2008 is $2.2 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized, of which $0.9 would be offset by a reduction of a corresponding deferred tax asset that was established in 2008. The balance of the unrecognized tax benefits, $5.8 million, would be recognized as an adjustment to goodwill if recognized prior to the adoption of SFAS No. 141(R), which will become effective on January 1, 2009.
     The Company expects the following significant changes to its unrecognized tax benefits within the next twelve months: the U.S. federal statutes of limitations with respect to the 2005 tax year will expire on $0.3 million of tax reserves and multiple state statutes of limitations will expire on $1.8 million of tax reserves. The total change in the tax reserves in the next twelve months is expected to be $2.1 million.
     The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize such interest expense and penalties as part of the provision for income taxes. The Company’s income tax liabilities at September 30, 2008 include approximately $2.3 million of accrued interest, of which approximately $0.7 million relates to goodwill, and no penalties.
     The Company’s U.S. federal income tax returns for the tax years 2005 and beyond remain subject to examination by the U.S. Internal Revenue Service (the “IRS”). The statutes of limitations for the U.S. state tax returns are open beginning with the 2004 tax year, except for one state for which the statute has been extended beginning with the 2001 tax year.
     The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. The statutes of limitations vary by jurisdiction with 2001 being the oldest tax year still open, except as noted below. The Company’s significant operations outside the U.S.

are located in China, the United Kingdom and Germany. In China and the United Kingdom, tax years prior to 2005 are closed. In Germany, generally, the tax years 2003 and beyond remain subject to examination with the statutes of limitations for the 2003 tax year expiring during 2008. An acquired subsidiary group is under audit for the tax years 2000 through 2002. In addition, audits are being conducted in various countries for years ranging from 2001 through 2005. To date, no material adjustments have been proposed as a result of these audits.
Note 12. Supplemental Information
     The components of other operating expense, net, and supplemental cash flow information are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Other Operating Expense, Net
Foreign currency losses (gains), net (1)	$10,415	$(235)	$8,500	$1,005
Employee termination and certain retirement costs (2)	1,809	697	6,952	1,441
Other, net	2,362	933	1,806	707

Total other operating expense, net	$14,586	$1,395	$17,258	$3,153

Supplemental Cash Flow Information
Cash taxes paid			$44,589	$64,600
Interest paid			11,775	17,300
Accrued purchases of treasury stock			19,245	—

(1)	Foreign currency losses, net, in 2008 were primarily associated with mark-to-market adjustments for cash transactions and forward currency contracts entered into in order to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that will remain available on the Company’s new revolving credit facility following completion of the acquisition of CompAir.

(2)	These charges are not associated with exit or disposal activities as defined in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
Note 13. Contingencies
     The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature. In addition, due to the bankruptcies of several asbestos manufacturers and other primary defendants, among other things, the Company has been named as a defendant in a number of asbestos personal injury lawsuits. The Company has also been named as a defendant in a number of silica personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the Company is one of approximately 25 or more named defendants. In the Company’s experience to date, the substantial majority of the plaintiffs have not suffered an injury for which the Company bears responsibility.
     Predecessors to the Company sometimes manufactured, distributed and/or sold products allegedly at issue in the pending asbestos and silica litigation lawsuits (the “Products”). However, neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber or silica sand, the materials that allegedly caused the injury underlying the lawsuits. Moreover, the asbestos-containing components of the Products were enclosed within the subject Products.
     The Company has entered into a series of cost-sharing agreements with multiple insurance companies to secure coverage for asbestos and silica lawsuits. The Company also believes some of the potential liabilities regarding these lawsuits are covered by indemnity agreements with other parties. The Company’s uninsured settlement payments for past asbestos and silica lawsuits have not resulted in a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
     The Company believes that the pending and future asbestos and silica lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the components described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, due to inherent uncertainties of litigation and because future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, could cause a different outcome, there can be no assurance that the resolution of pending or future lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
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
Note 14. Guarantor Subsidiaries
     The Company’s obligations under its 8% Senior Subordinated Notes due 2013 are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company (the “Guarantor Subsidiaries”). The Company’s subsidiaries that do not guarantee the Senior Subordinated Notes are referred to as the “Non-Guarantor Subsidiaries.” The guarantor condensed consolidating financial data below presents the statements of operations, balance sheets and statements of cash flows data (i) for Gardner Denver, Inc. (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Gardner Denver’s historical reported financial information); (ii) for the Parent Company alone (accounting for its Guarantor Subsidiaries and Non-Guarantor Subsidiaries on a cost basis under which the investments are recorded by each entity owning a portion of another entity at historical cost); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.

Consolidating Statement of Operations
Three Months Ended September 30, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$102,931	$114,845	$326,930	$(64,396)	$480,310
Cost of sales	72,973	85,882	238,358	(67,288)	329,925

Gross profit	29,958	28,963	88,572	2,892	150,385
Selling and administrative expenses	17,162	13,526	49,655	—	80,343
Other operating expense (income), net	11,952	(1,479)	4,117	(4)	14,586

Operating income	844	16,916	34,800	2,896	55,456
Interest expense (income)	4,859	(3,091)	2,061	—	3,829
Other expense (income), net	365	(6)	(596)	—	(237)

(Loss) income before income taxes	(4,380)	20,013	33,335	2,896	51,864
Provision for income taxes	(1,901)	4,108	14,202	817	17,226

Net (loss) income	$(2,479)	$15,905	$19,133	$2,079	$34,638

Consolidating Statement of Operations
Three Months Ended September 30, 2007

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$101,116	$119,255	$304,501	$(67,642)	$457,230
Cost of sales	66,902	83,656	224,148	(66,656)	308,050

Gross profit	34,214	35,599	80,353	(986)	149,180
Selling and administrative expenses	19,977	15,530	45,193	—	80,700
Other operating (income) expense, net	(14)	(2,010)	3,419	—	1,395

Operating income	14,251	22,079	31,741	(986)	67,085
Interest expense (income)	6,488	(2,783)	2,861	—	6,566
Other (income) expense, net	(167)	(4)	(486)	—	(657)

Income before income taxes	7,930	24,866	29,366	(986)	61,176
Provision for income taxes	1,536	7,118	(1,130)	—	7,524

Net income	$6,394	$17,748	$30,496	$(986)	$53,652

Consolidating Statement of Operations
Nine Months Ended September 30, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$301,142	$379,020	$1,023,902	$(209,972)	$1,494,092
Cost of sales	208,390	271,614	743,738	(209,237)	1,014,505

Gross profit	92,752	107,406	280,164	(735)	479,587
Selling and administrative expenses	63,307	40,988	153,035	—	257,330
Other operating expense (income), net	15,268	(8,381)	10,371	—	17,258

Operating income	14,177	74,799	116,758	(735)	204,999
Interest expense (income)	16,583	(9,171)	7,058	—	14,470
Other expense (income), net	434	(9)	(1,239)	—	(814)

(Loss) income before income taxes	(2,840)	83,979	110,939	(735)	191,343
Provision for income taxes	(1,481)	28,096	29,734	(69)	56,280

Net (loss) income	$(1,359)	$55,883	$81,205	$(666)	$135,063

Consolidating Statement of Operations
Nine Months September 30, 2007

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$322,540	$363,297	$867,807	$(195,127)	$1,358,517
Cost of sales	209,351	252,298	637,300	(192,371)	906,578

Gross profit	113,189	110,999	230,507	(2,756)	451,939
Selling and administrative expenses	62,379	43,497	136,936	—	242,812
Other operating (income) expense, net	(349)	(5,156)	8,658	—	3,153

Operating income	51,159	72,658	84,913	(2,756)	205,974
Interest expense (income)	20,428	(7,747)	7,480	—	20,161
Other (income) expense, net	(997)	(16)	(1,150)	—	(2,163)

Income before income taxes	31,728	80,421	78,583	(2,756)	187,976
Provision for income taxes	9,604	30,438	6,695	—	46,737

Net income	$22,124	$49,983	$71,888	$(2,756)	$141,239

Consolidating Balance Sheet
September 30, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$7,355	$(183)	$171,943	$—	$179,115
Accounts receivable, net	61,809	56,210	184,410	—	302,429
Inventories, net	28,741	63,508	156,407	(14,849)	233,807
Deferred income taxes	20,224	—	—	2,909	23,133
Other current assets	2,507	3,393	12,268	—	18,168

Total current assets	120,636	122,928	525,028	(11,940)	756,652

Intercompany (payable) receivable	(371,267)	370,956	311	—	—
Investments in affiliates	875,014	198,653	29	(1,073,667)	29
Property, plant and equipment, net	56,078	48,765	175,309	—	280,152
Goodwill	112,206	216,782	347,095	—	676,083
Other intangibles, net	6,935	46,409	139,517	—	192,861
Other assets	16,079	164	5,470	(2,036)	19,677

Total assets	$815,681	$1,004,657	$1,192,759	$(1,087,643)	$1,925,454

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$29,459	$1	$2,281	$—	$31,741
Accounts payable and accrued liabilities	67,342	67,716	176,387	(1,534)	309,911

Total current liabilities	96,801	67,717	178,668	(1,534)	341,652

Long-term intercompany (receivable) payable	(115,748)	(7,212)	122,960	—	—
Long-term debt, less current maturities	228,142	76	14,990	—	243,208
Deferred income taxes	—	26,020	36,671	(2,036)	60,655
Other liabilities	48,930	425	44,338	—	93,693

Total liabilities	258,125	87,026	397,627	(3,570)	739,208

Stockholders’ equity:
Common stock	582	—	—	—	582
Capital in excess of par value	542,435	672,830	401,933	(1,073,667)	543,531
Retained earnings	149,481	219,759	321,313	(10,406)	680,147
Accumulated other comprehensive (loss) income	(4,102)	25,042	71,886	—	92,826
Treasury stock, at cost	(130,840)	—	—	—	(130,840)

Total stockholders’ equity	557,556	917,631	795,132	(1,084,073)	1,186,246

Total liabilities and stockholders’ equity	$815,681	$1,004,657	$1,192,759	$(1,087,643)	$1,925,454

Consolidating Balance Sheet
December 31, 2007

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$10,409	$(2,261)	$84,774	$—	$92,922
Accounts receivable, net	59,537	56,634	192,577	—	308,748
Inventories, net	25,340	70,134	175,086	(14,114)	256,446
Deferred income taxes	15,204	2,006	—	3,824	21,034
Other current assets	4,367	5,977	12,034	—	22,378

Total current assets	114,857	132,490	464,471	(10,290)	701,528

Intercompany (payable) receivable	(278,396)	276,809	1,587	—	—
Investments in affiliates	914,680	198,654	29	(1,113,334)	29
Property, plant and equipment, net	54,606	48,260	190,514	—	293,380
Goodwill	111,033	211,983	362,480	—	685,496
Other intangibles, net	7,537	47,560	151,217	—	206,314
Other assets	17,266	479	5,074	(3,959)	18,860

Total assets	$941,583	$916,235	$1,175,372	$(1,127,583)	$1,905,607

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$19,639	$—	$6,098	$—	$25,737
Accounts payable and accrued liabilities	70,407	39,017	177,649	(608)	286,465

Total current liabilities	90,046	39,017	183,747	(608)	312,202

Long-term intercompany (receivable) payable	(14,541)	(18,176)	32,717	—	—
Long-term debt, less current maturities	189,463	77	74,447	—	263,987
Deferred income taxes	—	26,306	41,841	(3,959)	64,188
Other liabilities	52,561	313	52,643	—	105,517

Total liabilities	317,529	47,537	385,395	(4,567)	745,894

Stockholders’ equity:
Common stock	573	—	—	—	573
Capital in excess of par value	515,194	672,918	441,162	(1,113,334)	515,940
Retained earnings	150,768	165,606	238,392	(9,682)	545,084
Accumulated other comprehensive (loss) income	(12,587)	30,174	110,423	—	128,010
Treasury stock, at cost	(29,894)	—	—	—	(29,894)

Total stockholders’ equity	624,054	868,698	789,977	(1,123,016)	1,159,713

Total liabilities and stockholders’ equity	$941,583	$916,235	$1,175,372	$(1,127,583)	$1,905,607

Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by Operating Activities	$74,970	$7,064	$122,443	$—	$204,477

Cash Flows From Investing Activities
Capital expenditures	(8,430)	(5,924)	(14,570)	—	(28,924)
Net cash paid in business combinations	(6,469)	—	—	—	(6,469)
Disposals of property, plant and equipment	27	516	1,081	—	1,624
Other	—	—	656	—	656

Net cash used in investing activities	(14,872)	(5,408)	(12,833)	—	(33,113)

Cash Flows From Financing Activities
Net change in long-term intercompany receivables/payables	(48,974)	422	48,552	—	—
Principal payments on short-term borrowings	—	—	(30,709)	—	(30,709)
Proceeds from short-term borrowings	—	—	27,480	—	27,480
Principal payments on long-term debt	(61,002)	—	(82,206)	—	(143,208)
Proceeds from long-term debt	109,500	—	21,819	—	131,319
Proceeds from stock option exercises	10,885	—	—	—	10,885
Excess tax benefits from stock-based compensation	8,221	—	271	—	8,492
Purchase of treasury stock	(81,691)	—	—	—	(81,691)
Other	(91)	—	(1,258)	—	(1,349)

Net cash used in financing activities	(63,152)	422	(16,051)	—	(78,781)

Effect of exchange rate changes on cash and equivalents	—	—	(6,390)	—	(6,390)

Net increase (decrease) in cash and equivalents	(3,054)	2,078	87,169	—	86,193
Cash and equivalents, beginning of year	10,409	(2,261)	84,774	—	92,922

Cash and equivalents, end of period	$7,355	$(183)	$171,943	$—	$179,115

Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2007

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided By (Used In) Operating Activities	$75,665	$3,609	$50,453	$(2,255)	$127,472

Cash Flows From Investing Activities
Capital expenditures	(7,747)	(5,856)	(18,612)	—	(32,215)
Net cash paid in business combinations	(205)	—	—	—	(205)
Disposals of property, plant and equipment	77	151	283	—	511
Other, net	662	38	(21)	—	679

Net cash used in investing activities	(7,213)	(5,667)	(18,350)	—	(31,230)

Cash Flows From Financing Activities
Net change in long-term intercompany receivables/payables	(782)	(219)	(1,254)	2,255	—
Principal payments on short-term borrowings	—	—	(29,685)	—	(29,685)
Proceeds from short-term borrowings	—	—	32,272	—	32,272
Principal payments on long-term debt	(181,622)	(1)	(45,081)	—	(226,704)
Proceeds from long-term debt	103,042	—	33,138	—	136,180
Proceeds from stock option exercises	8,748	—	—	—	8,748
Excess tax benefits from stock-based compensation	6,253	—	—	—	6,253
Purchase of treasury stock	(960)	—	—	—	(960)
Other	—	—	(958)	—	(958)

Net cash (used in) provided by financing activities	(65,321)	(220)	(11,568)	2,255	(74,854)

Effect of exchange rate changes on cash and equivalents	45	—	5,070	—	5,115

Net increase (decrease) in cash and equivalents	3,176	(2,278)	25,605	—	26,503
Cash and equivalents, beginning of year	5,347	(573)	57,557	—	62,331

Cash and equivalents, end of period	$8,523	$(2,851)	$83,162	$—	$88,834

Note 15. Segment Results
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
     The following table provides financial information by business segment for the three and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Compressor and Vacuum Products
Revenues	$386,011	$359,990	$1,189,215	$1,053,241
Operating income	35,217	41,770	132,458	121,299
Operating income as a percentage of revenues	9.1%	11.6%	11.1%	11.5%

Fluid Transfer Products
Revenues	$94,299	$97,240	$304,877	$305,276
Operating income	20,239	25,315	72,541	84,675
Operating income as a percentage of revenues	21.5%	26.0%	23.8%	27.7%

Reconciliation of Segment Results to Consolidated Results
Total segment operating income	$55,456	$67,085	$204,999	$205,974
Interest expense	3,829	6,566	14,470	20,161
Other income, net	(237)	(657)	(814)	(2,163)

Consolidated income before income taxes	$51,864	$61,176	$191,343	$187,976

Note 16. Subsequent Events
Borrowings under the 2008 Credit Agreement
     On October 15 and 16, 2008, the Company borrowed $200 million and £40 million, respectively, pursuant to the revolving credit facility provided under its 2008 Credit Agreement dated September 19, 2008 (see Note 6 “Debt”). As described below, these amounts were used by the Company, in part, to retire the outstanding balances under its former revolving credit and term loan facilities and, in part, to fund a portion of the purchase price of the Company’s acquisition of CompAir. On October 15, 2008, the Company terminated its former revolving credit and term loan facilities.
     On October 17, 2008, the Company borrowed $180 million and €120 million pursuant to the term loan facilities under the 2008 Credit Agreement. These facilities, together with borrowings on the new revolving credit facility under the 2008 Credit Agreement and existing cash, were used to pay the cash purchase price in connection with the Company’s acquisition of CompAir, as described below, and to reduce borrowings under the new revolving credit facility, as described above.
Acquisition of CompAir
     On October 20, 2008, the Company completed its previously-announced acquisition of CompAir, a leading global manufacturer of compressed air and gas solutions. The terms of the acquisition place the total transaction value, net of cash acquired, at £200.6 million (approximately $348 million), which was paid through a combination of cash payments to the CompAir shareholders, the repayment of certain outstanding debt and the assumption of CompAir’s other net debt. CompAir, headquartered in Redditch, U.K., manufactures an extensive range of products, including oil-injected and oil-free rotary screw compressors, piston compressors, portable rotary screw compressors, rotary vane compressors and high pressure reciprocating compressors. These products are used in, among other things, general industrial applications, mining and construction, power plants, oil and gas exploration, OEM applications such as snow-making and mass transit, compressed natural gas, industrial gases and breathing air, and in naval, marine and defense market segments. CompAir serves a diversified, global customer base of distributors, OEMs, end users and engineered system customers. CompAir addresses its global markets through a network of wholly-owned sales offices, local sales and service branches, and a number of independent distributors and agents worldwide. Its primary manufacturing facilities are located in Simmern, Germany, Ipswich and Redditch, U.K., Ocala, Florida and Shanghai, China. To finance the acquisition, the Company used available cash and borrowings under its new credit facilities as described above.
New Share Repurchase Program
     On November 4, 2008, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock, replacing a previous program authorized in November 2007. All common stock acquired will be held as treasury stock and will be available for general corporate purposes.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, including the financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations, and the interim consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.
     Other than where specifically stated, the discussion in this Item 2, including, without limitation, the discussion under the caption “Outlook,” does not reflect the effect that the acquisition of CompAir, completed on October 20, 2008, may have on the Company’s future operations, liquidity and financial condition (see Note 16 “Subsequent Events” in the “Notes to Consolidated Financial Statements”).
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
     The Company has determined its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and evaluates the performance of its reportable segments based on, among other measures, operating income, which is defined as income before interest expense, other income, net, and income taxes. Reportable segment operating income and segment operating margin (defined as segment operating income divided by segment revenues) are indicative of short-term operating performance and ongoing profitability. Management closely monitors the operating income and operating margin of each reportable segment to evaluate past performance and actions required to improve profitability.
Non-GAAP Financial Measures
     To supplement the Company’s financial information presented in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”), management, from time to time, uses additional measures to clarify and enhance understanding of past performance and prospects for the future. These measures may exclude, for example, the impact of unique and infrequent items or items outside of management’s control (e.g. foreign currency exchange rates). Such measures are provided in addition to and should not be considered to be a substitute for, or superior to, the comparable measure under generally accepted accounting principles.

Results of Operations
Performance during the Quarter Ended September 30, 2008 Compared with the Quarter Ended September 30, 2007
Revenues
     Revenues increased $23.1 million, or 5%, to $480.3 million in the three months ended September 30, 2008, compared to $457.2 million in the third quarter of 2007. This increase was attributable to favorable changes in foreign currency exchange rates ($15.9 million, or 3%), price increases ($12.3 million, or 3%) and marginal volume growth in the Compressor and Vacuum Products segment, partially offset by lower volume in the Fluid Transfer Products segment. The net combined volume decline between the two segments was $5.1 million, or 1%.
     Revenues in the Compressor and Vacuum Products segment increased $26.0 million, or 7%, to $386.0 million in 2008, compared to $360.0 million in 2007. This increase primarily reflects favorable changes in foreign currency exchange rates (4%) and price increases (3%). Volume growth was marginal as increases in Europe and Asia were largely offset by lower shipments in North America.
     Revenues in the Fluid Transfer Products segment decreased $2.9 million, or 3%, to $94.3 million in 2008, compared to $97.2 million in 2007. This decrease reflects lower volume (6%), partially offset by favorable changes in foreign currency exchange rates (2%) and price increases (1%). The lower volume was attributable to reduced petroleum pump shipments, partially offset by increased shipments of loading arms and fuel systems.
Gross Profit
     Gross profit increased $1.2 million, or 1%, to $150.4 million in the three months ended September 30, 2008, compared to $149.2 million in the third quarter of 2007, and as a percentage of revenues was 31.3% in 2008, compared to 32.6% in 2007. The increase in gross profit primarily reflects the net increase in revenues discussed above, including the favorable effect of changes in foreign currency exchange rates and price increases, partially offset by lower unit volume. The decline in gross profit as a percentage of revenues primarily reflects the lower volume of petroleum pump shipments, which have a higher gross profit percentage than the Company’s average, partially offset by the effect of operational improvements and leveraging fixed and semi-fixed costs over higher revenue.
Selling and Administrative Expenses
     Selling and administrative expenses declined $0.4 million to $80.3 million in the third quarter of 2008, compared to $80.7 million in the third quarter of 2007. This decrease primarily reflects cost reductions realized through integration initiatives, largely offset by the unfavorable impact of changes in foreign currency exchanges rates of approximately $2.9 million and inflationary increases. As a percentage of revenues, selling and administrative expenses were 16.7% in the third quarter of 2008 compared to 17.6% in the third quarter of 2007. This improvement was primarily due to increased leverage of selling and administrative expenses over higher revenue and the favorable effect of the cost reductions discussed above.
Other Operating Expense, Net
     Other operating expense, net, consisting primarily of realized and unrealized foreign currency gains and losses, the cost of employee termination benefits and costs associated with unconsummated acquisitions, was $14.6 million in the third quarter of 2008 compared to $1.4 million in the third quarter of 2007. This increase reflects (i) losses totaling $8.8 million in the third quarter of 2008 on mark-to-market adjustments for cash transactions and foreign currency forward contracts entered into in order to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s new revolving credit facility following the completion of the CompAir acquisition, (ii) the write-off of deferred costs totaling $2.3 million in the third quarter of 2008 associated with unconsummated acquisitions, and (iii) a $1.1 million year-over-year increase in employee termination costs.

Operating Income
     Consolidated operating income decreased $11.6 million, or 17%, to $55.5 million in the third quarter of 2008, compared to $67.1 million in the third quarter of 2007, and as a percentage of revenues was 11.5% in 2008 compared to 14.7% in 2007. These results reflect the revenue, gross profit, selling and administrative expense and other operating expense, net, factors discussed above. Operating income in the third quarter of 2008 was negatively impacted by charges totaling $14.7 million associated with the profit improvement initiatives (consisting primarily of employee termination costs), losses on mark-to-market adjustments for cash transactions and foreign currency forward contracts, and write-off of deferred acquisition costs described above.
     The Compressor and Vacuum Products segment generated operating income of $35.2 million and operating margin of 9.1% in the third quarter of 2008, compared to $41.8 million and 11.6%, respectively, in the third quarter of 2007 (see Note 15 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). Third quarter 2008 results were negatively impacted by charges recorded in connection with the profit improvement initiatives, losses on mark-to-market adjustments for cash transactions and foreign currency forward contracts, and the write-off of deferred acquisition costs described above, which totaled $13.7 million for the Compressor and Vacuum Products segment. These items were partially offset by price increases, the favorable effect of increased leverage of the segment’s fixed and semi-fixed costs over increased revenue, cost reductions, and the benefits of acquisition integration activities.
     The Fluid Transfer Products segment generated operating income of $20.2 million and operating margin of 21.5% in the third quarter of 2008, compared to $25.3 million and 26.0%, respectively, in the third quarter of 2007 (see Note 15 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). The decrease in operating income and operating margin resulted from the lower volume of petroleum pump shipments, which have a higher operating margin than this segment’s average, and charges totaling $1.0 million in connection with the profit improvement initiatives and write-off of deferred acquisition costs discussed above.
Interest Expense
     Interest expense of $3.8 million in the third quarter of 2008 declined $2.7 million from $6.5 million in the comparable period of 2007, due to lower average borrowings in 2008 and declines in the floating-rate indices of the Company’s borrowings. Net principal payments on debt totaled $15.1 million in the first nine months of 2008 (see “Consolidated Statements of Cash Flows,” and Note 6 “Debt” in the “Notes to Consolidated Financial Statements”). The weighted average interest rate, including the amortization of debt issuance costs, declined to 6.1% in the third quarter of 2008 compared to 7.3% in the third quarter of 2007, due primarily to a significant decline in the USD LIBOR (on which, in part, the interest rate on borrowings under the Company’s 2005 Credit Agreement are based) in the third quarter of 2008 compared to the third quarter of 2007.
Provision for Income Taxes
     The provision for income taxes and effective tax rate were $17.2 million and 33.2%, respectively, for the three-month period ended September 30, 2008 compared to $7.5 million and 12.3%, respectively, for the three-month period ended September 30, 2007. The provision in the third quarter of 2008 reflects an increase of approximately $2.7 million primarily due to incremental taxes associated with cash repatriation. The provision in the third quarter of 2007 reflected an approximately $10.5 million non-recurring, non-cash reduction in net deferred tax liabilities recorded in connection with corporate income tax rate reductions in Germany and the U.K.
Net Income
     Consolidated net income of $34.6 million decreased $19.0 million, or 35%, in the third quarter of 2008 from $53.6 million in the third quarter of 2007. Diluted earnings per share decreased 34% to $0.65 in the third quarter of 2008 from $0.99 in the same period of 2007. This decline was the net result of the factors affecting operating income, interest expense and the provision for income taxes discussed above. The charges totaling $14.7 million associated with profit improvement initiatives, losses on mark-to-market adjustments for cash transactions and foreign currency forward contracts, and write-off of deferred acquisition costs, and incremental income tax expense of approximately $2.7 million primarily associated with cash repatriation, reduced third quarter 2008 diluted earnings per share by approximately $0.18 and $0.05, respectively. The $10.5 million non-recurring, non-cash reduction in net deferred tax liabilities recorded in connection with corporate income tax rate reductions in Germany and the U.K increased third quarter 2007 diluted earnings per share by approximately $0.19.
Performance during the Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007
Revenues
     Revenues increased $135.6 million, or 10%, to $1,494.1 million in the nine months ended September 30, 2008, compared to $1,358.5 million in the first nine months of 2007. This increase was attributable to favorable changes in foreign currency exchange rates ($75.7 million, or 6%), price increases ($39.7 million, or 3%) and volume growth in the Compressor and Vacuum Products segment, partially offset by lower volume in the Fluid Transfer Products segment. The net combined volume increase between the two segments was $20.2 million, or 1%.
     Revenues in the Compressor and Vacuum Products segment increased $136.0 million, or 13%, to $1,189.2 million in 2008, compared to $1,053.2 million in 2007. This increase reflects favorable changes in foreign currency exchange rates (6%), volume growth (4%) and price increases (3%). The volume growth was attributable to nearly all of this segment’s product lines and geographic regions.
     Revenues in the Fluid Transfer Products segment decreased $0.4 million to $304.9 million in 2008, compared to $305.3 million in 2007. This decrease reflects lower volume (7%), mostly offset by price increases (4%) and favorable changes in foreign currency exchange rates (3%). Lower petroleum pump volume was partially offset by higher loading arm volume, including the shipment of the second of two large contracts for liquid natural gas and compressed natural gas loading arms in the first quarter of 2008.
Gross Profit
     Gross profit increased $27.7 million, or 6%, to $479.6 million in the first nine months of 2008, compared to $451.9 million in the first nine months of 2007, and as a percentage of revenues was 32.1% in 2008 compared to 33.3% in 2007. The increase in gross profit primarily reflects the net increase in revenues discussed above, including the favorable effect of changes in foreign currency exchange rates. The decline in gross profit as a percentage of revenues primarily reflects the lower volume of petroleum pump shipments, which have a higher gross profit percentage than the Company’s average, partially offset by the effect of operational improvements and leveraging fixed and semi-fixed costs over additional sales volume.
Selling and Administrative Expenses
     Selling and administrative expenses increased $14.5 million, or 6%, to $257.3 million in the first nine months of 2008, compared to $242.8 million in the first nine months of 2007. This increase primarily reflects the unfavorable impact of changes in foreign currency exchanges rates of approximately $13.7 million and inflationary increases, partially offset by cost reductions realized through integration initiatives. As a percentage of revenues, selling and administrative expenses improved to 17.2% in the first nine months of 2008 from 17.9% in the comparable period of 2007, primarily due to increased leverage of these expenses over higher revenue and the favorable effect of the cost reductions discussed above.
Other Operating Expense, Net
     Other operating expense, net, consisting primarily of realized and unrealized foreign currency gains and losses, the cost of employee termination and certain retirement benefits and costs associated with unconsummated acquisitions, was $17.3 million in the first nine months of 2008 compared to $3.2 million in the first nine months of 2007. This increase reflects (i) losses totaling $8.8 million in the third quarter of 2008 on mark-to-market adjustments for cash transactions and foreign currency forward contracts entered into in order to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s new revolving credit facility following the completion of the CompAir acquisition, (ii) the write-off of deferred costs totaling $2.3 million in the third quarter of 2008 associated with unconsummated acquisitions, and (iii) a $5.5 million year-over-year increase in employee termination and certain retirement costs.

Operating Income
     Consolidated operating income decreased $1.0 million to $205.0 million in the first nine months of 2008 compared to $206.0 million in the first nine months of 2007, and as a percentage of revenues was 13.7% in 2008 compared to 15.2% in 2007. These results reflect the revenue, gross profit, selling and administrative expense and other operating expense, net, factors discussed above. Operating income in the first nine months of 2008 was negatively impacted by charges totaling $18.6 million associated with the profit improvement initiatives (consisting primarily of employee termination costs), certain retirement benefits, losses on mark-to-market adjustments for cash transactions and foreign currency forward contracts, and write-off of deferred acquisition costs described above.
     The Compressor and Vacuum Products segment generated operating income of $132.5 million and operating margin of 11.1% in the first nine months of 2008, compared to $121.3 million and 11.5%, respectively, in the first nine months of 2007 (see Note 15 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). Results in the first nine months of 2008 were negatively impacted by charges recorded in connection with the profit improvement initiatives, employee termination and certain retirement costs, losses on mark-to-market adjustments for cash transactions and foreign currency forward contracts, and the write-off of deferred acquisition costs described above, which totaled $16.8 million for the Compressor and Vacuum Products segment. These items were offset by the favorable effect of increased leverage of the segment’s fixed and semi-fixed costs over increased revenue, cost reductions and the benefits of acquisition integration activities.
     The Fluid Transfer Products segment generated operating income of $72.5 million and operating margin of 23.8% in the first nine months of 2008, compared to $84.7 million and 27.7%, respectively, in the first nine months of 2007 (see Note 15 “Segment Results” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). The decrease in operating income and operating margin resulted from the lower volume of petroleum pump shipments, which have a higher operating margin than this segment’s average, partially offset by increased shipments of loading arms, and charges totaling $1.8 million in connection with the profit improvement initiatives and write-off of deferred acquisition costs discussed above.
Interest Expense
     Interest expense of $14.5 million in the first nine months of 2008 declined $5.7 million from $20.2 million in the comparable period of 2007, primarily due to lower average borrowings in 2008. Net principal payments on debt totaled $15.1 million in the first nine months of 2008 (see “Consolidated Statements of Cash Flows,” and Note 6 “Debt” in the “Notes to Consolidated Financial Statements”). The weighted average interest rate, including the amortization of debt issuance costs, was 7.0% in the first nine months of 2008, compared to 7.1% in the first nine months of 2007.
Provision for Income Taxes
     The provision for income taxes and effective tax rate were $56.3 million and 29.4%, respectively, for the nine-month period ended September 30, 2008 compared to $46.7 million and 24.9%, respectively, for the nine-month period ended September 30, 2007. The provision in the first nine months of 2008 reflects the favorable effect of a higher proportion of earnings in jurisdictions with lower tax rates coupled with a reduction in the corporate income tax rates in Germany and the U.K, which became effective in 2008, offset by an increase of approximately $2.7 million primarily due to incremental taxes associated with cash repatriation. The provision in the third quarter of 2007 reflected an approximately $10.5 million non-recurring, non-cash reduction in net deferred tax liabilities recorded in connection with the corporate income tax rate reductions in Germany and the U.K.
Net Income
     Consolidated net income of $135.1 million decreased $6.1 million, or 4%, in the first nine months of 2008 from $141.2 million in the first nine months of 2007. Diluted earnings per share decreased 4% to $2.52 in the nine month period of 2008 from $2.62 in the same period of 2007. This decline in diluted earnings per share was the net result of the factors affecting operating income, interest expense and the provision for income taxes discussed above. Charges associated with profit improvement initiatives, certain retirement costs, losses on mark-to-market adjustments for cash transactions and foreign currency forward contracts, and the write-off of deferred acquisition costs ($18.6 million in the aggregate), and incremental taxes of approximately $2.7 million primarily associated with cash repatriation, reduced diluted earnings per share by approximately $0.23 and $0.05, respectively, in the nine-month period of 2008. The

$10.5 million non-recurring, non-cash reduction in net deferred tax liabilities recorded in connection with corporate income tax rate reductions in Germany and the U.K. increased diluted earnings per share by approximately $0.19 in the nine-month period of 2007.
Outlook
     In general, the Company believes that demand for compressor and vacuum products tends to correlate with the rate of total industrial capacity utilization and the rate of change of industrial equipment production because air is often used as a fourth utility in the manufacturing process. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product (“GDP”) around the world. During the first quarter of 2008, total industrial capacity utilization rates in the U.S., as published by the Federal Reserve Board, remained above 80%. In the second and third quarters of 2008, the rate declined below 80% to its lowest level since 2003. Rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products.
     The Company expects overall global economic growth to continue to slow during the fourth quarter of 2008. While demand remains strong in end market segments in Asia and Eastern Europe, growth has stalled in North America and slowed considerably in Western Europe. The Company’s products with shorter lead times that are more susceptible to swings in the economy, such as those that serve light industry and Class 8 trucks, are experiencing challenging demand environments. Demand for products for medical applications and longer lead time products for process applications, such as energy and environmental, have remained more resilient. On balance, worldwide economic difficulties and the current financial crisis have clouded the Company’s visibility into many of its key end market segments, and management is cautious in its outlook for the fourth quarter of 2008 and fiscal year 2009.
     The Company expects orders for its compressor and vacuum products to slow in the fourth quarter of 2008, driven by declining demand in the U.S. and Europe, partially offset by continued growth in Asia. It expects stable demand for compressors through the end of 2008 for OEM, marine, locomotive and process applications. Demand is expected to continue to decline for lower horsepower compressors and products for general industrial applications. Revenue growth is anticipated to slow in the fourth quarter of 2008 as a result of this order outlook, partially offset by a reduction in backlog as operational improvements are achieved. Demand improved in the third quarter of 2008 for the Company’s petroleum pumps and production capacity for most of these products is sold out into the first quarter of 2009. Demand for new rigs does not yet appear to have slowed, given the need for upgrades to improve efficiencies. In addition, demand for well servicing pumps improved as excess capacity was absorbed in North America. However, recent volatility in oil and natural gas prices has caused dramatic shifts in the capital expenditure expectations of certain oil and gas exploration and production companies, which may result in a lower average rig count in North America in 2009.
     Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.
     In the third quarter of 2008, orders for compressor and vacuum products increased 1% to $381.3 million, compared to $376.4 million in the third quarter of 2007. Order backlog for the Compressor and Vacuum Products segment increased 3% to $435.3 million as of September 30, 2008, compared to $420.7 million as of September 30, 2007. The increases in orders and backlog reflected favorable changes in foreign currency exchange rates and increased global demand for products used in OEM applications, which were almost entirely offset by lower demand for low-pressure and vacuum applications in Europe. Orders in the third quarter of 2007 included a significant order for an engineered package that did not recur in 2008. Investments in lean enterprise techniques have resulted in manufacturing lead-time improvements and improved manufacturing execution. The favorable effect of changes in foreign currency exchange rates increased orders in the third quarter of 2008 by approximately 3% compared to the same period of 2007. Changes in foreign currency exchange rates reduced backlog by approximately 2% as of September 30, 2008, compared to September 30, 2007, due primarily to strengthening of the USD against the EUR and GBP at the end of the third quarter of 2008.
     Future demand for petroleum-related fluid transfer products has historically corresponded to market conditions, rig counts and expectations for oil and natural gas prices, which the Company cannot predict. Orders for fluid transfer products increased 32% to $131.7 million in the third quarter of 2008, compared to $99.5 million in the third quarter of 2007, due primarily to strong demand for drilling and well servicing pumps. Order backlog for the Fluid Transfer Products segment declined 16% to $155.4 million at September 30, 2008, compared to $184.6 million at September 30, 2007. The decrease in backlog was primarily associated with large orders for well stimulation pumps and loading arms received in 2007 which did not recur in 2008, partially offset by increased demand for drilling pumps in the third quarter of 2008. The unfavorable effect of changes in foreign currency exchange rates reduced backlog by approximately 1% compared to September 30, 2007 due primarily to strengthening of the USD against the EUR and GBP at the end of the third quarter of 2008.
     The Company continues to expect Fluid Transfer segment revenues, operating income and operating margin to decline for the total year 2008 compared to 2007 based on its expectations for a year over year decline in petroleum pump volume, which results in unfavorable mix, and reduced leverage of fixed and semi-fixed costs as production levels continue to decrease.
     The Company is rapidly expanding its implementation of lean enterprise techniques, which is expected to create near-term pressure on gross profit and operating margins as production levels, lead times and inventory are reduced. Future benefits are expected to be realized through the reduction of manufacturing lead time and resulting operating margin improvements.
     Based on its current economic outlook, existing backlog, expected operational improvements, and (i) the effect of the acquisition of CompAir on October 20, 2008, (ii) mark-to-market currency adjustments related to the CompAir acquisition and the associated financing and (iii) anticipated additional costs associated with profit improvement initiatives (primarily consisting of employee termination costs), the Company currently estimates that total year 2008 net income will decrease approximately 13% compared with 2007. The above three items are currently expected to reduce 2008 diluted earnings per share by $0.06 to $0.10, $0.04 and $0.06, respectively. The effective tax rate assumed in the 2008 net income estimate is 29%, compared with 24% in 2007. The year-over-year increase in the effective income tax rate primarily reflects non-recurring reductions in the 2007 tax provision associated with the German rate reduction and resulting 2007 German deferred tax benefit, net of a lower German rate benefit, and expected lower foreign tax credit benefits and incremental taxes associated with cash repatriation in 2008.
     The acquisition of CompAir, including incremental interest expense on the acquisition-related debt financing, is expected to increase consolidated diluted earnings per share by $0.10 to $0.15 in 2009, based on current market conditions.
Liquidity and Capital Resources
Operating Working Capital
     During the nine months ended September 30, 2008, operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) declined $52.4 million to $226.3 million from $278.7 million at December 31, 2007 due to reduced inventory levels and accounts receivable, higher accrued liabilities and the favorable effect of changes in foreign currency exchange rates. Inventory reductions generated $19.7 million in cash flows in the first nine months of 2008 and inventory turns improved to 5.6 times in the third quarter of 2008 from 4.6 times in the third quarter of 2007, as a result of improved production velocity realized from the completion of certain lean manufacturing initiatives. Excluding the effect of changes in foreign currency exchange rates, accounts receivable declined marginally. Days sales in receivables increased to 58 at September 30, 2008 from 56 at December 31, 2007, due largely to an increase in revenues outside the U.S., which typically carry longer payment terms. The increase in accrued liabilities reflected the accrual of $19.2 million for share repurchases to be settled in the fourth quarter.
Cash Flows
     Cash provided by operating activities of $204.5 million in the first nine months of 2008 increased $77.0 million from $127.5 million in the same period of 2007. This improvement reflects increased earnings (excluding non-cash charges for depreciation, amortization and unrealized foreign currency transaction losses) and improved operating working capital performance. Operating working capital generated cash of $38.4 million in the first nine months of 2008 compared to $33.9 million used for operating working capital in the first nine months of 2007. Cash provided by accounts receivable of $2.0 million in 2008 compares with cash used of $24.8 million in 2007. The increase in accounts receivable in 2007 primarily reflected the timing of revenue growth and changes in product mix between the third quarter of 2007 and fourth quarter of 2006, and was partially offset by higher customer advance payments (which are reflected in the increase in accrued liabilities during the same period). Cash provided by inventories of $19.7 million in the first nine months of 2008 represents a $50.3 million improvement over cash used of $30.6 million in the first nine months of 2007. The Company made incremental investments in inventories in the first nine months of 2007 to support temporary production and supply chain inefficiencies resulting from manufacturing integration projects, and planned increases in production volume and shipments. Improved inventory performance in the first nine months of 2008 compared with the first nine months of 2007 reflects the completion of these integration projects and certain other lean manufacturing initiatives. Cash inflows from accounts payable and accrued liabilities were $16.8 million in the first nine months of 2008 compared to $21.6 million in the first nine months of 2007.
     Net cash used in investing activities of $33.1 million and $31.2 million in the first nine months of 2008 and 2007, respectively, consisted primarily of capital spending on assets intended to increase operating efficiency and flexibility, expand production capacity, support acquisition projects and bring new products to market. In 2008, the Company also completed the acquisition of Best Aire, Inc., a distributor of compressed air and gas products. The Company currently expects capital spending to total approximately $40.0 to $45.0 million for the full year 2008. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.
     Net cash used in financing activities of $78.8 million in the first nine months of 2008 compares with $74.9 million used in the same period of 2007. Cash provided by operating activities was used for net repayments of short-term and long-term borrowings of $15.1 million in the nine-month period of 2008 and $87.9 million in the nine-month period of 2007. The year-over-year decrease in net repayments of debt was primarily attributable to the Company’s repurchase of shares, as discussed below, and the accumulation of cash in anticipation of the completion of the CompAir acquisition. At September 30, 2008, the Company’s debt to total capital (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 18.8%, compared to 20.0% at December 31, 2007 and 23.2% at September 30, 2007. As discussed below, the Company repurchased shares of its common stock totaling $81.7 million during the first nine months of 2008, including shares exchanged or surrendered in connection with its stock option plans of $0.5 million.
Share Repurchase Programs
     In November 2007, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 2.7 million shares of the Company’s outstanding common stock, representing approximately 5% of the Company’s outstanding shares. This program replaced a previous program authorized in October 1998. During the nine-month period ended September 30, 2008, the Company repurchased all 2.7 million shares at a total cost, excluding commissions, of approximately $100.4 million. Of this total, $19.2 million will be settled in the fourth quarter of 2008 and is included in accrued liabilities at September 30, 2008. All common stock acquired is held as treasury stock and available for general corporate purposes.
Liquidity
     The Company’s primary cash requirements include working capital, capital expenditures, principal and interest payments on indebtedness and acquisitions. The Company’s primary sources of funds are its ongoing net cash flows from operating activities and availability under its Revolving Line of Credit (as discussed below). At September 30, 2008, the Company had cash and equivalents of $179.1 million, of which $0.9 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments. During the three months ended September 30, 2008, the Company accumulated cash in anticipation of the CompAir acquisition, which was consummated on October 20, 2008. If the CompAir acquisition had been consummated on September 30, 2008, the Company’s combined cash and equivalents as of that date would have been approximately $131 million, of which approximately $2 million would have been pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments.
     On May 13, 2005, the Company entered into a syndicated credit agreement (the “2005 Credit Agreement”) in connection with the acquisition of Thomas Industries Inc. in July 2005. The 2005 Credit Agreement provided the Company with access to senior secured credit facilities, including a $380.0 million Term Loan and a $225.0 million Revolving Line of Credit. As further discussed below, the 2005 Credit Agreement has been subsequently replaced.
     On September 19, 2008, the Company entered into a new syndicated credit agreement (the “2008 Credit Agreement”) consisting of (i) a $310.0 million Revolving Line of Credit, (ii) a $180.0 million term loan (“U.S. Dollar Term Loan”) and (iii) a €120.0 million term loan (“Euro Term Loan”), each maturing on the fifth anniversary of the revolving loan funding date. In addition, the 2008 Credit Agreement provides for a possible increase in the revolving credit facility of up to $200.0 million.
     On October 15 and 16, 2008, the Company borrowed $200 million and £40 million, respectively, pursuant to the revolving credit facility provided under its 2008 Credit Agreement. This amount was used by the Company, in part to retire the outstanding balances under its 2005 Credit Agreement, at which point it was terminated, and in part to pay a portion of the cash purchase price of the

Company’s acquisition of CompAir. On October 17, 2008, the Company borrowed $180 million and €120 million pursuant to the term loan facility under the 2008 Credit Agreement. These facilities, together with a portion of the revolving credit facility under the 2008 Credit Agreement and existing cash, were used to pay the cash portion of the CompAir acquisition. As of October 26, 2008, there remained approximately $190 million available under the Revolving Line of Credit, all of which may be used for working capital and general corporate purposes.
     The interest rates per annum applicable to loans under the 2008 Credit Agreement are, at the Company’s option, either a base rate plus an applicable margin percentage or a Eurocurrency rate plus an applicable margin. The base rate is the greater of (i) the prime rate or (ii) one-half of 1% over the weighted average of rates on overnight federal funds as published by the Federal Reserve Bank of New York. The Eurocurrency rate is LIBOR.
     The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement is 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate is 1.25%. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages will be subject to adjustments based upon the ratio of the Company’s Consolidated Total Debt to Consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges.
     The obligations under the 2008 Credit Agreement are guaranteed by the Company’s existing and future domestic subsidiaries. The obligations under the 2008 Credit Agreement are also secured by a pledge of the capital stock of each of the Company’s existing and future material domestic subsidiaries, as well as 65% of the capital stock of each of the Company’s existing and future first-tier material foreign subsidiaries.
     The 2008 Credit Agreement includes customary covenants that are substantially similar to those contained in the Company’s 2005 Credit Agreement. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. The maximum total leverage ratio test will become more restrictive over time.
     The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.
     The new U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $2.3 million, $11.3 million, $20.2 million, $29.2 million, $49.5 million and $67.5 million in the last three months of 2008 and in fiscal years 2009 through 2013, respectively. The Euro Term Loan requires quarterly principal payments aggregating approximately €1.5 million, €7.5 million, €13.5 million, €19.5 million, €33.0 million and €45.0 million in the last three months of 2008 and in fiscal years 2009 through 2013, respectively.
     The Revolving Line of Credit matures on October 15, 2013. Loans under this facility may be denominated in USD or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement.
     The Company issued $125.0 million of 8% Senior Subordinated Notes (the “Notes”) in 2005. The Notes have a fixed annual interest rate of 8% and are guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). At any time prior to May 1, 2009, the Company may redeem all or part of the Notes issued under the Indenture among the Company, the Guarantors and The Bank of New York Trust Company, N.A. (the “Indenture”) at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a premium as determined under the Indenture, accrued and unpaid interest through May 1, 2009 and liquidated damages, if any. On or after May 1, 2009, the Company may redeem all or a part of the Notes at varying redemption prices, plus accrued and unpaid interest and liquidated damages, if any. Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding for cash at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any.

The Indenture contains events of default and affirmative, negative and financial covenants customary for such financings, including, among other things, limits on incurring additional debt and restricted payments.
     Management currently expects the Company’s future cash flows from operating activities will be sufficient to fund its scheduled debt service, pension plan funding requirements and provide required resources for working capital and capital investments for at least the next twelve months. The Company is considering other acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.
Contractual Obligations and Commitments
     The following table and accompanying disclosures summarize the Company’s significant contractual obligations at September 30, 2008 and the effect such obligations are expected to have on its liquidity and cash flow in future periods. The table and accompanying disclosures do not reflect the net effect of commitments resulting from the Company’s acquisition of CompAir on October 20, 2008, including principal and interest payments under the 2008 Credit Agreement and other commitments associated with the operations of CompAir.

		Payments Due by Period
(Dollars in millions)		Balance			After
Contractual Cash Obligations	Total	of 2008	2009 – 2010	2011 – 2012	2012

Debt	$267.5	$7.2	$119.8	$1.4	$139.1
Estimated interest payments (1)	55.9	3.5	23.2	21.7	7.5
Capital leases	7.4	0.1	0.7	0.7	5.9
Operating leases	65.6	4.6	25.4	15.1	20.5
Purchase obligations (2)	212.0	168.0	44.0	—	—

Total	$608.4	$183.4	$213.1	$38.9	$173.0

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument. Management expects to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of September 30, 2008. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.
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
     The Company’s non-U.S. pension plans are funded in accordance with local laws and income tax regulations. The Company expects to contribute a total of approximately $6.8 million to its non-U.S. qualified pension plans during 2008, based on foreign currency exchange rates at December 31, 2007. No amounts have been included in the “Contractual Cash Obligations” table due to the same reasons noted above.
     Disclosure of amounts in the “Contractual Cash Obligations” table regarding expected benefit payments in future years for the Company’s pension plans and other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. In order to inform the reader about expected benefit payments for these plans over the next several years, the Company anticipates the annual benefit payments for the U.S. plans to be in the range of approximately $8.0 million to $9.0 million in 2008 and to remain at or near these annual levels for the next several years, and the annual benefit payments for the non-U.S. plans to be in the range of approximately $5.0 million to $6.0 million in 2008 and to increase by approximately $1.0 million each year over the next several years, based on foreign currency exchange rates at December 31, 2007.
     Net deferred income tax liabilities were $37.5 million as of September 30, 2008. This amount is not included in the “Contractual Cash Obligations” table because the Company believes this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
     In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of September 30, 2008, the Company had $71.8 million in such instruments outstanding and had pledged $0.9 million of cash to the issuing financial institutions as collateral for such instruments.
Contingencies
     The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature. In addition, due to the bankruptcies of several asbestos manufacturers and other primary defendants, among other things, the Company has been named as a defendant in a number of asbestos personal injury lawsuits. The Company has also been named as a defendant in a number of silica personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the Company is one of approximately 25 or more named defendants. In the Company’s experience to date, the substantial majority of the plaintiffs have not suffered an injury for which the Company bears responsibility.
     Predecessors to the Company sometimes manufactured, distributed and/or sold products allegedly at issue in the pending asbestos and silica litigation lawsuits (the “Products”). However, neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber or silica sand, the materials that allegedly caused the injury underlying the lawsuits. Moreover, the asbestos-containing components of the Products were enclosed within the subject Products.
     The Company has entered into a series of cost-sharing agreements with multiple insurance companies to secure coverage for asbestos and silica lawsuits. The Company also believes some of the potential liabilities regarding these lawsuits are covered by indemnity agreements with other parties. The Company’s uninsured settlement payments for past asbestos and silica lawsuits have not resulted in a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
     The Company believes that the pending and future asbestos and silica lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the components described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, due to inherent uncertainties of litigation and because future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, could cause a different outcome, there can be no assurance that the resolution of pending or future lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
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
Changes in Accounting Principles and Effects of New Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement was effective for the Company on January 1, 2008. In February 2008, the FASB released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangible assets with indefinite lives and certain other items. The adoption of the provisions of SFAS No. 157 with respect to the Company’s financial assets and liabilities only did not have a significant effect on the Company’s consolidated statements of operations, balance sheets and statements of cash flows. The adoption of SFAS No. 157 with respect to the Company’s non-financial assets and liabilities, effective January 1, 2009, is not expected to have a significant effect on the Company’s consolidated financial statements. See Note 10 “Fair Value of Financial Instruments” in the “Notes to Consolidated Financial Statements” for the disclosures required by SFAS No. 157 regarding the Company’s financial instruments measured at fair value.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business is to (i) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determine what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This replaces the guidance of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) which requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. In addition, costs incurred by the acquirer to effect the acquisition and restructuring costs that the acquirer expects to incur, but is not obligated to incur, are to be recognized separately from the acquisition. SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This Statement requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which generally will be the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Contingent consideration should be recognized at the acquisition date, measured at its fair value at that date. SFAS No. 141(R) defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and requires the acquirer to recognize that excess in earnings as attributable to the acquirer. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company expects that SFAS No. 141(R) will affect the Company’s accounting for business combinations consummated on or after January 1, 2009, but that such effect will be dependent upon those acquisitions. See also Note 11 “Income Taxes” in the “Notes to Consolidated Financial Statements.”
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
     In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”). SAB 110 allows public companies to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007 if they do not have historically sufficient experience to provide a reasonable estimate. The Company used the “simplified” method to determine the expected term for the majority of its 2006 and 2007 option grants. SAB 110 was effective for the Company on January 1, 2008 and, accordingly, the Company no longer uses the “simplified” method to estimate the expected term of future option grants. The adoption of SAB 110 did not have a material effect on the Company’s consolidated financial statements.
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
     These risks and factors include, but are not limited to: (1) the Company’s exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s compressor and vacuum products; (2) the risks associated with intense competition in the Company’s market segments, particularly the pricing of the Company’s products; (3) the risks associated with the current global economic crisis and its impact on capital markets, liquidity, and the Company’s suppliers and customers; (4) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the USD, the EUR, the GBP and the Chinese yuan (“CNY”)); (5) the risks that the integration of the CompAir acquisition disrupts the plans and operations of the Company, CompAir, or both and the potential difficulties of employee retention as a result of the acquisition; (6) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers; (7) the risks that the Company will not realize the expected financial and other benefits from the acquisition of CompAir; (8) the ability to continue to identify and complete strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; (9) the ability to attract and retain quality executive management and other key personnel; (10) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (11) the risk of regulatory noncompliance; (12) the risks associated with environmental compliance costs and liabilities; (13) the risks associated with pending asbestos and silica personal injury lawsuits; (14) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of the Company’s total assets, are impaired; (15) the risk that communication or information systems failure may disrupt our business and result in financial loss and liability to our customers; (16) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; and (17) the ability to avoid employee work stoppages and other labor difficulties. The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risks during the normal course of business, including those presented by changes in commodity prices, interest rates, and foreign currency exchange rates. The Company’s exposure to these risks is managed through a combination of operating and financing activities. The Company selectively uses derivative financial instruments, including forwards and swaps, to manage the risks from changes in interest rates and foreign currency exchange rates. The Company does not hold derivatives for trading or speculative purposes. Fluctuations in commodity prices, interest rates, and foreign currency exchange rates can be volatile, and the Company’s risk management activities do not totally eliminate these risks. Consequently, these fluctuations could have a significant effect on the Company’s financial results.
     Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of September 30, 2008 and December 31, 2007, are summarized in Note 10 “Fair Value of Financial Instruments” in the “Notes to Consolidated Financial Statements.”
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
Interest Rate Risk
     The Company’s exposure to interest rate risk results primarily from its borrowings of $274.9 million at September 30, 2008. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. The interest rates on approximately 49% of the Company’s borrowings were effectively fixed as of September 30, 2008. If the relevant LIBOR amounts for all of the Company’s borrowings had been 100 basis points higher than actual in the first nine months of 2008, the Company’s interest expense would have increased by $1.0 million.

Exchange Rate Risk
     A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the U.S. in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Other than the USD, the EUR, GBP, and CNY are the principal currencies in which the Company and its subsidiaries enter into transactions.
     The Company is exposed to the impacts of changes in foreign currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD. Of the Company’s total net assets of $1,186.2 million at September 30, 2008, approximately $795.1 million was denominated in currencies other than the USD. Borrowings by the Company’s non-U.S. subsidiaries at September 30, 2008 totaled $17.3 million, and the Company’s consolidated borrowings denominated in currencies other than the USD totaled $17.3 million. Fluctuations due to changes in foreign currency exchange rates in the value of non-USD borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.
     The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At September 30, 2008, the notional amount of open forward currency contracts was $96.8 million and their aggregate fair value was $(5.3) million.
     To illustrate the impact of foreign currency exchange rates on the Company’s financial results, the Company’s operating income for the first nine months of 2008 would have decreased by approximately $12.0 million if the USD had been 10 percent more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.
Item 4. Controls and Procedures
     The Company’s management carried out an evaluation (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)), with the participation of the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, (ii) the “Cautionary Statements Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, and (iii) the additional risk factors set forth below in this Part II, Item 1A of this Quarterly Report on Form 10-Q.
     The risks associated with the current global economic crisis and its impact on capital markets, liquidity, and the Company’s suppliers and customers.
     As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These economic developments negatively affect businesses such as ours in a number of ways. The adverse economic conditions in the United States, Europe and Asia result in decreased demand for our products, which in turn have a negative effect on our revenues and net income. Additionally, the current global credit crisis may prohibit our customers and suppliers from obtaining financing for their operations, which could result in (i) disruption to our supply deliveries or our inability to obtain raw materials at favorable pricing, (ii) decrease in orders of our products or the cancellations thereof, and (iii) our customers’ inability to pay for our products. Furthermore, the volatility in security prices may adversely affect the value of the assets in the Company’s pension plans, which may, in turn, result in increased future funding requirements and pension cost. The Company is unable to predict the severity or the duration of the current disruptions in the financial markets and the adverse economic conditions in the United States, Europe and Asia.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the three months ended September 30, 2008 are listed in the following table.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased	Paid per Share (1)	or Programs (2)	Programs (3)

July 1, 2008 — July 31, 2008	—	N/A	—	1,515,935
August 1, 2008 — August 31, 2008	200,000	$45.68	200,000	1,315,935
September 1, 2008 — September 30, 2008	1,315,935	$35.83	1,315,935	—

Total	1,515,935	$37.13	1,515,935	—

(1)	Excludes commissions.

(2)	In November 2007, the Board of Directors authorized the Company to acquire up to 2.7 million shares of its common stock. As of September 30, 2008, all shares under the repurchase program approved in November 2007 have been repurchased.

(3)	The Company cancelled its Stock Repurchase Program for its executive officers and directors. There were 398,251 shares available for repurchase under this program at the time of cancellation.

Item 5. Other Information
     As previously disclosed on a Current Report on Form 8-K, filed with the SEC on August 4, 2008, the Board of Directors approved an amendment and restatement of its Amended and Restated Bylaws (the “Restated Bylaws”), revising, among other things, the advance notice provisions therein. As a result of these revisions, in order for a proponent to nominate a director or submit other business at the Company’s 2009 Annual Meeting of Stockholders (and not intend for such business to be included in the Company’s 2009 proxy materials pursuant to Rule 14a-8 of the Exchange Act), the proponent must comply with the new advance notice provisions set forth in Section 2.9, Article II of the Restated Bylaws, including without limitation, providing written notice of such nomination and other business to the Company not later than February 5, 2009 and not earlier than January 6, 2009. If the notice is received before January 6, 2009, or after February 5, 2009, it will be considered untimely and the Company will not be required to present the proposal for voting or consider the nominee for election at the Company’s 2009 Annual Meeting of Stockholders.
     Proponents wishing to include a stockholder proposal in the Company’s 2009 proxy materials are required to comply with Rule 14a-8 of the Exchange Act.
Item 6. Exhibits
     See the list of exhibits in the Index to Exhibits to this quarterly report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC. (Registrant)
Date: November 6, 2008	By:	/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

Date: November 6, 2008	By:	/s/ Helen W. Cornell
Helen W. Cornell
Executive Vice President, Finance and Chief Financial Officer

Date: November 6, 2008	By:	/s/ David J. Antoniuk
David J. Antoniuk
Vice President and Corporate Controller (Principal Accounting Officer)

GARDNER DENVER, INC.
INDEX TO EXHIBITS

Exhibit
No.	Description

2.1	Share Purchase Agreement dated July 20, 2008 among Gardner Denver, Inc., Nicholas Sanders and certain other individuals named therein, Alchemy Partners (Guernsey) Limited and David Rimmer, filed as Exhibit 2.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated October 21, 2008 (SEC File No. 001-13215), and incorporated herein by reference.

2.2	Share Purchase Agreement dated July 20, 2008 between Gardner Denver, Inc. and Invensys International Holdings Limited., filed as Exhibit 2.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated October 21, 2008 (SEC File No. 001-13215), and incorporated herein by reference.

2.3	Share Purchase Agreement dated July 20, 2008 between Gardner Denver, Inc. and David Fisher, filed as Exhibit 2.3 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated October 21, 2008 (SEC File No. 001-13215), and incorporated herein by reference.

2.4	Share Purchase Agreement dated July 20 between Gardner Denver, Inc. and John Edmunds, filed as Exhibit 2.4 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated October 21, 2008 (SEC File No. 001-13215), and incorporated herein by reference.

2.5	Share Purchase Agreement dated July 20, 2008 between Gardner Denver, Inc. and Robert Dutnall, filed as Exhibit 2.5 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated October 21, 2008 (SEC File No. 001-13215), and incorporated herein by reference.

3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated May 3, 2006 (SEC File No. 001-13215), and incorporated herein by reference.

3.2	Bylaws of Gardner Denver, Inc., as amended on July 29, 2008, filed as Exhibit 3.2 to Gardner Denver, Inc’s Current Report on Form 8-K, dated August 4, 2008 (SEC File No. 001-13215), and incorporated herein by reference.

4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated January 21, 2005, and incorporated herein by reference.

10.1	Credit Agreement dated September 19, 2008 between Gardner Denver, Inc., Gardner Denver Holdings GmbH & Co. KG, GD First (UK) Limited, JPMorgan Chase Bank, N.A., individually and as LC Issuer, Swing Line Lender and as Agent for the Lenders, Bank of America, N.A., individually and as Syndication Agent, Mizuho Corporate Bank Ltd. and U.S. Bank, National Association, individually and as Documentation Agents, and the other Lenders named therein, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated October 21, 2008 (SEC File No. 001-13215), and incorporated herein by reference.

10.2	Waiver and Release Agreement dated August 27, 2008, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, dated August 27, 2008 (SEC File No. 001-13215), and incorporated herein by reference.

11	Statement re: Computation of Earnings Per Share, incorporated herein by reference to Note 8 “Stockholders’ Equity and Earnings per Share” to the Company’s Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

12*	Statements re: Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
No.	Description

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith