Form 10-K
period 2008-12-31
GARDNER DENVER INC
filed 2009-03-02
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on June 30, 2008 was approximately $2,986.2 million.

Common stock outstanding at February 20, 2009: 51,810,817 shares.

Documents Incorporated by Reference

Portions of Gardner Denver, Inc. Proxy Statement for its 2009 Annual Meeting of Stockholders (Part III).

Cautionary Statements Regarding Forward-Looking Statements

All of the statements in this Annual Report on Form 10-K, other than historical facts, are forward looking statements, including, without limitation, the statements made in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly under the caption “Outlook.” As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations, and beliefs relating to matters that are not historical in nature. The words “could,” “anticipate,” “preliminary,” “expect,” “believe,” “estimate,” “intend,” “plan,” “will,” “foresee,” “project,” “forecast,” or the negative thereof or variations thereon, and similar expressions identify forward-looking statements.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, Gardner Denver, Inc. (the “Company” or “Gardner Denver”) notes that forward-looking statements are subject to known and unknown risks, uncertainties and other factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements.

These risks, uncertainties and other factors include, but are not limited to: (1) the Company’s exposure to the risks associated with the current global economic crisis, which may negatively impact our revenues, liquidity, suppliers and customers; (2) the risks that the Company will not realize the expected financial and other benefits from the acquisition of CompAir and from recently announced restructuring actions; (3) exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s compressor and vacuum products; (4) the risks associated with intense competition in the Company’s market segments, particularly the pricing of the Company’s products; (5) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers; (6) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. Dollar (“USD”), the euro (“EUR”), the British pound sterling (“GBP”) and the Chinese yuan (“CNY”)); (7) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of the Company’s total assets, are impaired; (8) risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (9) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (10) the ability to attract and retain quality executive management and other key personnel; (11) the ability to continue to identify and complete strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; (12) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets; (13) the risk of regulatory noncompliance; (14) the risks associated with environmental compliance costs and liabilities; (15) the risk that communication or information systems failure may disrupt our business and result in financial loss and liability to our customers; (16) the risks associated with pending asbestos and silica personal injury lawsuits; (17) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; and (18) the ability to avoid employee work stoppages and other labor difficulties. The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

Executive Overview

Gardner Denver designs, manufactures and markets compressor and vacuum products and fluid transfer products. The Company believes it is one of the world’s leading manufacturers of highly engineered stationary air compressors and blowers for industrial applications. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration and engineered vacuum systems. The Company also supplies pumps and compressors for original equipment manufacturer (“OEM”) applications such as medical equipment, vapor recovery, printing, packaging and laboratory equipment. In addition, the Company designs, manufactures, markets, and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. The Company also manufactures loading arms, swivel joints, couplers and valves used to load and unload ships, tank trucks and rail cars. The Company believes that it is one of the world’s leading manufacturers of reciprocating pumps used in oil and natural gas well drilling, servicing and production and in loading arms used in the transfer of petrochemical products.

For the year ended December 31, 2008, the Company’s revenues were approximately $2.0 billion, of which 80% were derived from sales of compressor and vacuum products while 20% were from sales of fluid transfer products. Approximately 37% of the Company’s total revenues for the year ended December 31, 2008 were derived from sales in the U.S. and approximately 63% were from sales to customers in various countries outside the United States. Of the total non-U.S. sales, 60% were to Europe, 23% to Asia, 4% to Canada, 8% to Latin America and 5% to other regions. See Note 19 “Segment Information” in the “Notes to Consolidated Financial Statements.”

Significant Accomplishments in 2008

In 2008, Barry L. Pennypacker joined the Company as its President and Chief Executive Officer, succeeding Ross J. Centanni, who had served in these capacities since 1994 when Gardner Denver became an independent, publicly traded company. Mr. Centanni continued to serve as the Executive Chairman of the Company’s Board of Directors until May 2008, at which time he was named Chairman Emeritus of the Board of Directors until his retirement in January 2009.

Under Mr. Pennypacker’s leadership, the Company continued to follow a strategic vision with a goal to grow revenues faster than the industry average, and to grow net income and net cash provided by operating activities faster than revenues. To accomplish this goal, the Company has acquired products and operations that serve global markets, and has focused on integrating these acquisitions to remove excess costs and generate cash. The Company has pursued organic growth through new product development and investing in new technologies and employee development. Operational excellence and internal process improvements will help the Company achieve its goals, with a focus on its three key stakeholders: customers, stockholders and employees. The Company intends to focus on the needs of its customers to strengthen these key relationships and empower employees to respond to customers’ needs in innovative and effective ways.

Specifically, in 2008 the Company:

•	Completed the acquisition of CompAir, a global provider of complementary and innovative compressor products. This acquisition broadens the Company’s geographic presence, diversifies its end markets served, thereby reducing reliance on certain product applications, and provides opportunities to reduce operating costs and achieve sales and marketing efficiencies. The transaction was completed in October 2008.

•	Increased revenues 8% as a result of acquisitions (5%), the favorable effect of changes in foreign currency exchange rates (2%) and organic growth (1%). The organic growth was attributable to increases in the Compressor and Vacuum Products segment (4%), partially offset by declines in the Fluid Transfer Products segment (9%).

•	Initiated cost reductions and restructuring programs to mitigate the significant decline in global demand, which deteriorated more quickly than the Company’s original expectations. The Company responded by accelerating its restructuring initiatives and implementing previously developed contingency plans, including a reduction of the global salaried workforce, a hiring freeze and strict controls on discretionary spending. As part of the Company’s profit improvement initiatives, the Company completed the closure of two manufacturing facilities in the U.S. and the transfer of their activities into existing locations and announced the closure of a manufacturing facility in the U.K., which is expected to be substantively completed by the fourth quarter of 2009. Costs recognized in 2008 as a result of the profit improvement initiatives totaled $11.1 million.

•	Generated more than $277 million in net cash from operating activities in 2008, compared to $182 million in 2007. As a result of the investments in lean initiatives, among other efforts, the Company generated more than $35 million in cash from inventory reductions in 2008, of which nearly $30 million was generated in the last six months of the year.

•	Used cash provided by operating activities to repay approximately $207 million of debt and repurchase more than $100 million in Gardner Denver stock, completing the repurchase authorization under the 2007 share repurchase program. The Board of Directors has authorized a new share repurchase program to acquire up to 3 million shares of its outstanding common stock, representing approximately 6% of the shares currently outstanding. The Company has not repurchased any of its common stock under this authorization.

•	Developed new products to deliver key features and benefits for the Company’s customers. The new product introductions included a new wireless system for monitoring fuel delivery by tanker trucks to help customers reduce costs and potential thefts. In the Compressor and Vacuum Products segment, the Company developed the ESP 20/20 compressor monitoring system, which constantly monitors compressor performance, tracking temperatures, pressures, flow levels, lubricant and filter conditions. The ESP 20/20 sends information real-time to users and to Gardner Denver and its distributors via a wireless internet connection to enable quick response to ensure customers’ compressed air needs are uninterrupted. In 2008, CompAir introduced the Quantima compressor, an innovative oil-free compressor that significantly reduces energy consumption and CO2 emissions, helping customers to reduce their carbon footprint.

Future Initiatives

Management believes that long-term growth in profitability and creation of stockholder value requires focused diversification of the Company’s end markets served, geographic footprint and customer base, and operational excellence to improve operating margins and accelerate net cash provided by operating activities. Recognizing that the Company is subject to certain economic cycles, the intent of its strategies is to mitigate, to the greatest extent possible, the impact of any particular cycle. The pursuit of operational excellence will help ensure that the Company is effectively using previous investments in assets to fund future growth initiatives.

Since becoming an independent company in 1994, the Company has actively pursued diversification and has formulated key strategies and action plans to achieve this vision. The Company’s strategic initiatives can provide a consistent source for growth in the future, as they have in the past. Therefore, the Company intends to:

•	Accelerate organic growth through new product development based on the needs of the customer, by concentrating on end market segments and geographic regions that are growing at above average rates and by penetrating the market to gain share. By accelerating organic growth, the Company reduces the impact of economic down cycles and participates in faster growing regions of the world, such as Asia Pacific.

•	Expand aftermarket parts and service revenues. Typically, sales of aftermarket parts and services generate above average margins and demand for these products tends to be less cyclical than that of new units.

•	Complete selective acquisitions, in particular those that provide access to faster growing end market segments, such as medical and environmental applications, or serve to otherwise diversify revenues while providing synergies to generate an appropriate return on the Company’s investment.

•	Reduce costs and eliminate waste through operational excellence in order to increase margins and return on invested capital.

Management believes the continued execution of the Company’s strategies will reduce, to the greatest extent possible, the variability of its financial results in the short term, while providing above-average opportunities for growth and return on investment.

Effective January 1, 2009, the Company combined its divisional operations into two new major product groups: the Engineered Products Group and the Industrial Products Group. The Industrial Products Group includes the former Compressor and Blower Divisions, plus the multistage centrifugal blower operations formerly managed in the Engineered Products Division. The Engineered Products Group is composed of the former Engineered Products, Thomas Products and Fluid Transfer Divisions. These changes are designed to streamline operations, improve organizational efficiencies and create greater focus on customer needs. In accordance with these organizational changes, the Company will align its segment reporting with the Company’s newly formed product groups effective with the reporting period ending March 31, 2009. The organization changes described above had no effect on the Company’s reportable segments in 2008.

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

Gardner Denver has completed 22 acquisitions since becoming an independent company in 1994. The following table summarizes transactions completed since January 2004.

Date of Acquisition	Acquired Entity	Approximate Transaction Value (USD million)

January 2004	Syltone plc	$113
September 2004	nash_elmo Holdings, LLC	225
June 2005	Bottarini S.p.A.	10
July 2005	Thomas Industries Inc.	484
January 2006	Todo Group	16
August 2008	Best Aire, Inc.	6
October 2008	CompAir Holdings Limited	378

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

In August 2008, the Company completed the acquisition of Best Aire, Inc. (“Best Aire”), a U.S. distributor of compressed air and gas products, serving the Ohio market through its headquarters in Millbury, Ohio, with additional distribution operations in Kalamazoo, Michigan and Indianapolis, Indiana.

In October 2008, the Company completed the acquisition of CompAir, a leading global manufacturer of compressed air and gas solutions headquartered in Redditch, U.K. CompAir manufactures an extensive range of products, including oil-injected and oil-free stationary rotary screw compressors, reciprocating compressors, portable rotary screw compressors and rotary vane compressors. These products are used in, among other things, oil and gas exploration, mining and construction, power plants, general industrial applications, OEM applications such as snow-making and mass transit, compressed natural gas, industrial gases and breathing air, and in naval, marine and defense market segments.

Markets and Products

A description of the particular products manufactured and sold by Gardner Denver in its two reportable segments as of December 31, 2008 is set forth below. For financial information over the past three years on the Company’s performance by reportable segment and the Company’s international sales, refer to Note 19 “Segment Information” in the “Notes to Consolidated Financial Statements.”

Compressor and Vacuum Products Segment

In the Compressor and Vacuum Products segment, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air compressors; positive displacement, centrifugal and side channel blowers; liquid ring pumps; and single-piece piston reciprocating, diaphragm, and linear compressor and vacuum pumps, primarily serving OEM applications, engineered systems and general industry. The Company also designs, manufactures, markets and services complementary ancillary products. The Company’s sales of compressor and vacuum products for the year ended December 31, 2008 were approximately $1.6 billion.

Compressors are used to increase the pressure of gas, including air, by mechanically decreasing its volume. The Company’s reciprocating compressors range from sub-fractional to 1,500 horsepower and are sold under the Gardner Denver, Champion, Thomas, Bottarini, CompAir, Mako, Reavell and Belliss & Morcom trademarks. The Company’s lubricated rotary screw compressors range from 5 to 680 horsepower and are sold under the Gardner Denver, Bottarini, Electra-Screw, Electra-Saver, Enduro, RotorChamp, Tamrotor, CompAir and Tempest trademarks. The Company’s oil-free rotary screw compressors range from 5 to 150 horsepower and are sold under the CompAir and Dryclon trademarks. The Company’s oil-free centrifugal compressors range from 200 to 400 horsepower and are sold under the Quantima trademark. The Company also has a full range of portable compressors that are sold under the CompAir trademark.

Blowers and liquid ring pumps are used to produce a high volume of air at low pressure and to produce vacuum. The Company’s positive displacement blowers range from 0 to 36 pounds per square inch gauge (PSIG) pressure and 0 to 29.9 inches of mercury (Hg) vacuum and capacity range of 0 to 43,000 cubic feet per minute (CFM) and are sold under the trademarks Sutorbilt, DuroFlow, CycloBlower, Drum, Wittig, Elmo Rietschle and TurboTron. The Company’s multistage centrifugal blowers are sold under the trademarks Gardner Denver, Lamson and Hoffman and range from 0.5 to 25 PSIG pressure and 0 to 18 inches Hg vacuum and capacity range of 100 to 50,000 CFM. The Company’s side channel blowers range from 0 to 15 PSIG pressure and 26 inches of mercury vacuum and capacity range of 0 to 1,800 CFM and are sold under the Elmo Rietschle trademark. The Company’s sliding vane compressors and vacuum pumps range from 0 to 150 PSIG and 29.9 inches of mercury vacuum and capacity range of 0 to 3,000 CFM and are sold under the Gardner Denver, Hydrovane, Elmo Rietschle, Thomas, Welch, Drum and Wittig trademarks. The Company’s engineered vacuum systems are used in industrial cleaning, hospitals, dental offices, general industrial applications and the chemical industry and are sold under the Gardner Denver, Invincible, Thomas, Elmo Rietschle and Cat Vac trademarks. The Company’s liquid ring pumps and engineered systems range from 0 to 150 PSIG and 27.8 inches of mercury vacuum and capacity range of 1,000 to 3,000 CFM and are sold under the Nash and Elmo Rietschle trademarks.

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

Through its Thomas Products operating division, the Company has a strong presence in medical markets and environmental markets such as sewage aeration and vapor recovery through the design of custom pumps for OEMs. Other major markets for this division include the printing, packaging and laboratory markets.

The Compressor and Vacuum Products segment operates production facilities around the world including thirteen plants in the U.S., seven in Germany, five in the United Kingdom, five in China, and one each in Italy, Finland and Brazil. The most significant facilities include owned properties in Quincy, Illinois; Sedalia, Missouri; Peachtree City, Georgia; Sheboygan, Wisconsin; Princeton, Illinois; Bradford and Gloucester, United Kingdom; Zibo and

Wuxi, China; Campinas, Brazil; Bad Neustadt, Memmingen and Schopfheim, Germany; and leased properties in Trumbull, Connecticut; Tampere, Finland; Puchheim, Simmern, and Nuremburg, Germany; Redditch and Ipswich, United Kingdom, and Qingpu and Shanghai, China.

The Company has nine vehicle fitting facilities in seven countries worldwide. These fitting facilities offer customized vehicle installations of systems, which include compressors, blowers, exhausters, generators, hydraulics, power take-off units, gear boxes, axles, pumps and oil and fuel systems. Typical uses for such systems include the discharge of product from road tankers, tire removal, transfer of power from gear boxes to ancillary power units and provision of power for electrical and compressed air operated tools. Each facility can offer onsite repair maintenance or support the customer in the field through their own service engineers and a network of service agents. In addition, the Company has eight service and remanufacturing centers in the U.S. and Germany that can perform installation, repair, and maintenance work on certain of the Company’s products and similar equipment.

Fluid Transfer Products Segment

Gardner Denver designs, manufactures, markets and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. This segment also designs, manufactures, markets and services other fluid transfer components and equipment for the chemical, petroleum and food industries. Sales of the Company’s fluid transfer products for the year ended December 31, 2008 were approximately $396 million.

Positive displacement reciprocating pumps are marketed under the Gardner Denver and OPI trademarks. Typical applications of Gardner Denver pumps in oil and natural gas production include oil transfer, water flooding, salt-water disposal, pipeline testing, ammine pumping for gas processing, re-pressurizing, enhanced oil recovery, hydraulic power and other liquid transfer applications. The Company’s production pumps range from 25 to 300 horsepower and consist of horizontal designed pumps. The Company believes it markets one of the most complete product lines of well servicing pumps. Well servicing operations include general workover service, completions (bringing wells into production after drilling), and plugging and abandonment of wells. The Company’s well servicing products consist of high-pressure plunger pumps ranging from 165 to 400 horsepower. Gardner Denver also manufactures intermittent duty triplex and quintuplex plunger pumps ranging from 250 to 3,000 horsepower for well cementing and stimulation, including reservoir fracturing or acidizing. Duplex pumps, ranging from 16 to 100 horsepower, are produced for shallow drilling, which includes water well drilling, seismic drilling and mineral exploration. Triplex mud pumps for oil and natural gas drilling rigs range from 275 to 2,000 horsepower. The Oberdorfer line of fractional horsepower specialty bronze and high alloy pumps for the general industrial and marine markets was acquired as part of the Thomas acquisition. A small portion of Gardner Denver pumps are sold for use in industrial applications.

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

Gardner Denver’s other fluid transfer components and equipment include loading arms, swivel joints, storage tank equipment, dry- break couplers and tank truck systems used to load and unload ships, tank trucks and rail cars. These products are sold primarily under the Emco Wheaton, Todo and Perolo trademarks.

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

Customers and Customer Service

Gardner Denver sells its products through independent distributors and sales representatives, and directly to OEMs, engineering firms and end-users. The Company has been able to establish strong customer relationships with numerous key OEMs and exclusive supply arrangements with many of its distributors. The Company uses a direct sales force to serve OEM and engineering firm accounts because these customers typically require higher levels of technical assistance, more coordinated shipment scheduling and more complex product service than customers of the Company’s less specialized products. As a significant portion of its products are marketed through independent distribution, the Company is committed to developing and supporting its distribution network of over 1,000 distributors and representatives. The Company has distribution centers that stock parts, accessories and small compressor and vacuum products in order to provide adequate and timely availability. The Company also leases sales office and warehouse space in various locations. Gardner Denver provides its distributors with sales and product literature, technical assistance and training programs, advertising and sales promotions, order-entry and tracking systems and an annual restocking program. Furthermore, the Company participates in major trade shows and has a direct marketing department to generate sales leads and support the distributors’ sales personnel. The Company does not have any customers that individually provide more than 4% of its consolidated revenue, and the loss of any individual customer would not materially affect its consolidated revenues. Fluctuations in revenue are primarily driven by specific industry and market changes.

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

Although there are a few large manufacturers of compressor and vacuum products, the marketplace for these products remains highly fragmented due to the wide variety of product technologies, applications and selling channels. Gardner Denver’s principal competitors in sales of compressor and vacuum products include Ingersoll-Rand, Sullair (owned by United Technologies Corporation), Atlas Copco, Quincy Compressor (owned by EnPro Industries), Roots, Busch, Becker, SiHi, GHH RAND (owned by Ingersoll-Rand), Civacon and Blackmer Mouvex (both owned by Dover Corporation), and Gast (a division of IDEX). Manufacturers located in China and Taiwan are also becoming more significant competitors as the products produced in these regions improve in quality and reliability.

The market for fluid transfer products is highly fragmented, although there are a few multinational manufacturers with broad product offerings that are significant. Because Gardner Denver is focused on pumps used in oil and natural gas production and well servicing and well drilling, it does not typically compete directly with the major full-line pump manufacturers. The Company’s principal competitors in sales of petroleum pump products include National Oilwell Varco and SPM Flow Control, Inc. (owned by The Weir Group PLC). The Company’s principal competitors in sales of water jetting systems include NLB Corp. (owned by Interpump Group SpA), Jetstream (a division of Federal Signal), WOMA Apparatebau GmbH and Hammelmann Maschinenfabrik GmbH (owned by Interpump Group SpA). The Company’s principal competitors in sales of other fluid transfer components and equipment are OPW Engineered Systems (owned by Dover Corporation) in distribution loading arms; and FMC Technologies and Schwelm Verladetechnik GmbH (SVT) in both marine and distribution loading arms.

Research and Development

The Company’s products are best characterized as mature, with evolutionary technological advances. Technological trends in compressor and vacuum products include development of oil-free and oil-less air compressors, increased product efficiency, reduction of noise levels, size and weight reduction for mobile applications, increased service-free life, and advanced control systems to upgrade the flexibility and precision of regulating pressure and capacity. The Company has also developed and introduced new technologies such as security and remote monitoring systems for the fuel road transportation markets that are based on the latest wireless RFID (radio frequency identification) and data transfer technologies. Emerging compressor and vacuum market niches result from new technologies in plastics extrusion, oil and natural gas well drilling, field gas gathering, mobile and stationary vacuum applications, utility and fiber optic installation and environmental impact minimization, as well as other factors. Trends in fluid transfer products include development of larger horsepower and lighter weight pumps and loading arms to transfer liquid natural gas and compressed natural gas.

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

During the years ended December 31, 2008, 2007, and 2006, the Company spent approximately $38.7 million, $37.3 million, and $33.9 million, respectively, on research activities relating to the development of new products and the improvement of existing products. All such expenditures were funded by the Company.

Manufacturing

In general, the Company’s manufacturing processes involve the precision machining of castings, forgings and bar stock material which are assembled into finished components. These components are sold as finished products or packaged with purchased components into complete systems. Gardner Denver operates forty-three manufacturing facilities (including remanufacturing facilities) that utilize a broad variety of processes. At the Company’s manufacturing locations, it maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures, and uses extensive process automation in its manufacturing operations. The Company’s manufacturing facilities extensively employ the use of computer aided numerical control tools, robots and manufacturing techniques that concentrate the equipment necessary to produce similar products or components in one area of the plant (cell manufacturing). One operator using cell manufacturing can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing lead times and the amount of work-in-process and finished product inventories.

Gardner Denver has representatives on the American Petroleum Institute’s working committee and various groups of the European Committee for Standardization, and also has relationships with standard enforcement organizations such as Underwriters Laboratories, Det Norske Veritas and the Canadian Standard Association. The Company maintains ISO 9001-2000 certification on the quality systems at a majority of its manufacturing and design locations.

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

Order Backlog

Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels. For further discussion of backlog levels, see the information included under “Outlook” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K.

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

In the aggregate, patents and trademarks are of considerable importance to the manufacture and marketing of many of Gardner Denver’s products. However, the Company does not consider any single patent or trademark, or group of patents or trademarks, to be material to its business as a whole, except for the Gardner Denver trademark. Other important trademarks the Company uses include, among others, Aeon, Belliss & Morcom, Bottarini, Champion, CompAir, CycloBlower, Drum, DuroFlow, Elmo Rietschle, Emco Wheaton, Hoffman, Hydrovane, Lamson, Legend, Nash, Oberdorfer, OPI, Quantima, Reavell, Sutorbilt, Tamrotor, Thomas, Todo, Webster, Welch and Wittig.

Pursuant to trademark license agreements, Cooper has rights to use the Gardner Denver trademark for certain power tools. Gardner Denver has registered its trademarks in the countries where it deems necessary or in the Company’s best interest.

The Company also relies upon trade secret protection for its confidential and proprietary information and routinely enters into confidentiality agreements with its employees as well as its suppliers and other third parties receiving such information. There can be no assurance, however, that these protections are sufficient, that others will not independently obtain similar information and techniques or otherwise gain access to the Company’s trade secrets or that they can effectively be protected.

Employees

As of January 2009, the Company had approximately 7,700 full-time employees. The Company believes that its current relations with employees are satisfactory.

Executive Officers of the Registrant

The following sets forth certain information with respect to Gardner Denver’s executive officers as of February 24, 2009. These officers serve at the discretion of the Board of Directors.

Name	Position	Age

Barry L. Pennypacker	President and Chief Executive Officer	48
Helen W. Cornell	Executive Vice President, Finance and Chief Financial Officer	50
J. Dennis Shull	Executive Vice President, Gardner Denver, Inc. and President, Industrial Products Group	60
T. Duane Morgan	Vice President, Gardner Denver, Inc. and President, Engineered Products Group	59
Jeremy T. Steele	Vice President, General Counsel, Chief Compliance Officer and Assistant Secretary	36
Armando L. Castorena	Vice President, Human Resources	46
Bob D. Elkins	Vice President, Chief Information Officer	60

Barry L. Pennypacker, age 48, was appointed President and Chief Executive Officer in January 2008 and as a member of the Board of Directors in February 2008. He joined Gardner Denver from Westinghouse Air Brake Technologies Corporation (“Wabtec”), a provider of technology-based equipment and services for the rail industry worldwide, where he held a series of Vice President positions with increasing responsibility from 1999 to 2008, most recently as Vice President, Group Executive. Prior to that, he was Director, Worldwide Operations for the Stanley Fastening Systems, an operating unit of Stanley Works, from 1997 to 1999. Mr. Pennypacker also served in a number of senior management positions of increasing responsibility with Danaher Corporation from 1992 to 1997. He holds a B.S. Degree in operations management from Penn State University and an M.B.A. in operations research from St. Joseph’s University.

Helen W. Cornell, age 50, was promoted to Executive Vice President, Finance and Chief Financial Officer in November 2007. She served as Vice President, Finance and Chief Financial Officer from August 2004 until her promotion. She previously served as Vice President and General Manager, Fluid Transfer Division and Operations Support of Gardner Denver from March 2004 until August 2004; Vice President, Strategic Planning and Operations Support from August 2001 until March 2004; and Vice President, Compressor Operations for the Compressor and Pump Division from April 2000 until August 2001. From November 1993 until accepting her operations role, Ms. Cornell held positions of increasing responsibility as the Corporate Secretary and Treasurer of the Company, serving in the role of Vice President, Corporate Secretary and Treasurer from April 1996 until April 2000. She holds a B.S. degree in accounting from the University of Kentucky and an M.B.A. from Vanderbilt University. She is a Certified Public Accountant and a Certified Management Accountant.

J. Dennis Shull, age 60, was promoted to Executive Vice President, Gardner Denver, and President, Industrial Products Group in January 2009. He served as Executive Vice President and General Manager, Gardner Denver Compressor Division from January 2007 through January 2009 and as Vice President and General Manager, Gardner Denver Compressor Division from January 2002 until January 2007. He previously served the Company as Vice President and General Manager, Gardner Denver Compressor and Pump Division from its organization in August 1997 to January 2002. Prior to August 1997, he served as Vice President, Sales and Marketing from 1993 until 1997 and Director of Marketing from 1990 until 1993. Mr. Shull has a B.S. degree in business from Northeast Missouri State University and an M.A. in business from Webster University.

T. Duane Morgan, age 59, was promoted to Vice President, Gardner Denver, and President, Engineered Products Group in January 2009. He joined the Company as Vice President and General Manager of the Gardner Denver Fluid Transfer Division in December 2005. Prior to joining Gardner Denver, Mr. Morgan served as President of Process Valves for Cooper Cameron Valves, a division of Cooper Cameron Corporation, Vice President and General Manager, Aftermarket Services, from 2003 to 2005, and President of Orbit Valve, a division of Cooper Cameron Valves, from 1998 to 2002. From 1985 to 1998, he served in various capacities in plant and sales management for Cooper Oil Tool Division, Cooper Industries. Before joining Cooper Industries, he held various positions in finance, marketing and sales with Joy Manufacturing Company and B.F. Goodrich Company. Mr. Morgan holds a B.S. degree in mathematics from McNeese State University and an M.B.A. from Louisiana State University. Mr. Morgan is a member of the Board of Directors of the Petroleum Equipment Suppliers Association and a former member of the Board of Directors of the Valve Manufacturers Association.

Jeremy T. Steele, age 36, was appointed Vice President, General Counsel, Chief Compliance Officer and Assistant Secretary of Gardner Denver in November 2008. He previously served as Acting General Counsel and Assistant Secretary from May 2008 until his promotion, Assistant General Counsel and Assistant Secretary from April 2007 until May 2008 and Senior Counsel and Assistant Secretary from July 2004 until April 2007. Prior to joining Gardner Denver, Mr. Steele was an associate attorney with Jenner & Block LLP from March 2003 to July 2004 and with Baker Botts LLP from May 2000 to March 2003. Mr. Steele has a B.S. degree in business (international finance) from Brigham Young University and a J.D. degree from Duke University School of Law.

Armando Castorena, age 46, was appointed Vice President of Human Resources for Gardner Denver in September 2008. He joined the Company from Honeywell International, Inc. where he held a series of positions with increasing responsibility from 2000 to 2008, most recently as Vice President of Human Resources of Honeywell’s Aerospace Defense and Space SBU. Prior to joining Honeywell in 2000, Mr. Castorena also served in a number of human resources management positions of increasing responsibility at TRW Systems and Information Technology Group from 1996 to 2000 and Lockheed Martin’s Sandia National Laboratories from 1990 to 1995. He has a B.S. degree in business administration and an M.B.A. degree from the University of Texas at El Paso. Mr. Castorena is a certified Senior Professional in Human Resources (SPHR) by the Society of Human Resources Management and a Certified Compensation Professional (CCP) from World at Work.

Bob D. Elkins, age 60, was promoted to Vice President, Chief Information Officer, in November 2007. He joined Gardner Denver in January 2004, as Director of Information Technology and served in that position until his promotion in 2005 to Vice President, Information Technology. Mr. Elkins has over 20 years experience in Information Technology leadership positions. Prior to joining Gardner Denver, he served as Senior Project Manager for SBI and Company from September 2003 to December 2003, Vice President, Industry Solutions for Novoforum from July 2000 to September 2002, Director of Information Technology for Halliburton Energy Services from May 1994 to July 2000, and Associate Partner at Accenture (formerly Andersen Consulting) from January 1981 to May 1994. Mr. Elkins has a B.S. degree in economics and an M.B.A. in computer science from Texas A&M University.

Compliance Certifications

The Company has included at Exhibits 31.1 and 31.2 of this Form 10-K for the fiscal year ending December 31, 2008 certificates of the Company’s Chief Executive Officer and Chief Financial Officer certifying the quality of the Company’s public disclosure. The Company’s Chief Executive Officer has also submitted to the New York Stock Exchange (NYSE) a document certifying, without qualification, that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

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

The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, Gardner Denver was only a small contributor to these waste sites, and the Company has, or is attempting to negotiate, de minimis settlements for their cleanup. The cleanup of the remaining sites is substantially complete and the Company’s future obligations entail a share of the sites’ ongoing operating and maintenance expense.

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

Available Information

The Company’s Internet website address is www.gardnerdenver.com. Copies of the following reports are available free of charge through the internet website, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended: the Annual Report on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to such reports. Information on the website does not constitute part of this or any other report filed with or furnished to the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

We have exposure to the risks associated with the current global economic crisis, which may negatively impact our revenues, liquidity, suppliers and customers.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These economic developments negatively affect businesses such as ours in a number of ways. The adverse economic conditions in the United States, Europe and Asia result in decreased demand for our products, which in turn have a negative effect on our revenues and net income. Additionally, the current global credit crisis may prohibit our customers and suppliers from obtaining financing for their operations, which could result in (i) disruption to our supply deliveries or our inability to obtain raw materials at favorable pricing, (ii) decrease in orders of our products or the cancellations thereof, and (iii) our customers’ inability to pay for our products. Furthermore, the volatility in security prices may adversely affect the value of the assets in the Company’s pension plans, which may, in turn, result in increased future funding requirements and pension cost. The Company is unable to predict the severity or the duration of the current disruptions in the financial markets and the adverse economic conditions in the United States, Europe and Asia. However, a prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition and exacerbate the other risk factors described below.

We may not realize the expected financial benefits from the acquisition of CompAir and from recently announced restructuring actions.

On October 20, 2008, we completed our acquisition of CompAir. Achieving the expected benefits of this acquisition will require us to increase the revenues of CompAir, successfully integrate the CompAir operations with our own and realize certain anticipated synergies. Additionally, certain integration and restructuring actions identified prior to the acquisition have been accelerated to deal with slowing end market demand. If we are unable to integrate our businesses successfully or implement these restructuring actions effectively, then we may fail to realize the anticipated synergies and growth opportunities or achieve the cost savings and revenue growth we anticipated from these actions.

We operate in cyclical markets, which may make our revenues and operating results fluctuate.

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

Accordingly, our operating results for any particular period are not necessarily indicative of the operating results for any future period as the markets for our products have historically experienced cyclical downturns in demand. The current global economic crisis and future downturns could have a material adverse effect on our operating results.

We face robust competition in the markets we serve, which could materially and adversely affect our operating results.

We actively compete with many companies producing the same or similar products. Depending on the particular product, we experience competition based on a number of factors, including price, quality, performance and availability. We compete against many companies, including divisions of larger companies with greater financial resources than we possess. As a result, these competitors may be better able to withstand a change in conditions within the markets in which we compete and throughout the economy as a whole. In addition, new competitors could enter our markets. If we cannot compete successfully, our sales and operating results could be materially and adversely affected.

Large or rapid increases in the costs of raw materials or substantial decreases in their availability and our dependence on particular suppliers of raw materials could materially and adversely affect our operating results.

Our primary raw materials, directly and indirectly, are cast iron, aluminum and steel. Although we have a limited number of long-term contracts with key suppliers and are seeking to enter into additional long-term contracts, we do not have long-term contracts with most of our suppliers. Consequently, we are vulnerable to fluctuations in prices of such raw materials. Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of raw materials. We use single sources of supply for certain iron castings, motors and other select engineered components. From time to time in recent years, we have experienced a disruption to our supply deliveries and may experience further supply disruptions, particularly during the current global economic crisis should one or more suppliers become insolvent. Any such disruption could have a material adverse effect on our ability to timely meet our commitments to customers and, therefore, our operating results.

An increasing percentage of our sales and operations are in non-U.S. jurisdictions and is subject to the economic, political, regulatory and other risks of international operations.

For the fiscal year ended December 31, 2008, approximately 63% of our revenues were from customers in countries outside of the United States. We have manufacturing facilities in Germany, the United Kingdom, China, Brazil, Italy, Sweden, Finland and Canada. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Non-U.S. operations and U.S. export sales could be adversely affected as a result of:

•	nationalization of private enterprises;

•	political or economic instability in certain countries, especially during the current global economic crisis;

•	differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights;

•	changes in the legal and regulatory policies of foreign jurisdictions;

•	credit risks;

•	currency fluctuations, in particular, changes in currency exchange rates between the U.S. dollar, the euro, the British pound sterling and the Chinese yuan;

•	exchange controls;

•	changes in tariff restrictions;

•	royalty and tax increases;

•	export and import restrictions and restrictive regulations of foreign governments;

•	potential problems obtaining supply of raw materials;

•	shipping products during times of crisis or war; and

•	other factors inherent in foreign operations.

A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that those assets are impaired.

As of December 31, 2008, the net carrying value of goodwill and other intangible assets represented approximately $1.2 billion, or 49.2% of our total assets. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Intangible assets, including goodwill, are assigned to the operating divisions based upon their fair value at the time of acquisition. In accordance with accounting principles generally accepted in the United States (“GAAP”), goodwill and indefinite-lived intangible assets are evaluated for impairment at least annually. If the carrying amount of an operating division exceeds its fair value, we could be required to record non-cash impairment charges in our net income. Such non-cash impairment charges, if significant, could materially and adversely affect our results of operations in the period recognized, reduce our consolidated stockholders’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating, existing debt covenants and access to public debt and equity markets.

Our indebtedness could adversely affect our financial flexibility.

We have debt of approximately $544 million at December 31, 2008, and our indebtedness could have an adverse future effect on our business. For example:

•	we may have a limited ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, restructuring costs, execution of our growth strategy, or other purposes;

•	a portion of our cash flow will be used to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other purposes;

•	we may be more vulnerable to adverse changes in general economic, industry and competitive conditions;

•	the various covenants contained in our credit agreement, the indenture covering the senior subordinated notes, and the documents governing our other existing indebtedness may place us at a relative competitive disadvantage as compared to some of our competitors; and

•	borrowings under the credit agreement bear interest at floating rates, which could result in higher interest expense in the event of an increase in interest rates.

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

Our success depends on our executive management and other key personnel.

Our future success depends to a significant degree on the skills, experience and efforts of our executive management and other key personnel. The loss of the services of any of our executive officers could have an adverse impact. The availability of highly qualified talent is limited and the competition for talent is intense. However, we provide long-term equity incentives and certain other benefits for our executive officers, including change in control agreements, which provide incentives for them to make a long-term commitment to our company. Our future success will also depend on our ability to attract and retain qualified personnel and a failure to attract and retain new qualified personnel could have an adverse effect on our operations.

We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.

We have completed 22 acquisitions since becoming an independent company in 1994. We expect to continue making acquisitions if appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Furthermore, our existing operations may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of our existing operations.

Even if we can complete future acquisitions, we face significant challenges in consolidating functions and effectively integrating procedures, personnel, product lines, and operations in a timely and efficient manner. The integration process can be complex and time consuming, may be disruptive to our existing and acquired businesses, and may cause an interruption of, or a loss of momentum in, those businesses. Even if we can successfully complete the integration of acquired businesses into our operations, there is no assurance that anticipated cost savings, synergies, or revenue enhancements will be realized within the expected time frame, or at all.

We face risks associated with our pension and other postretirement benefit obligations.

We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2008, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $92.5 million (“unfunded status”). Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. While we believe that the assumptions are appropriate, significant differences between actual results and estimates, significant changes in funding assumptions or significant increases in funding obligations due to regulatory changes, could adversely affect our financial results.

We have invested the plan assets of our funded benefit plans in various equity and debt securities. A deterioration in the value of plan assets resulting from the current global economic crisis, or otherwise, could cause the unfunded status of these benefit plans to increase, thereby increasing our obligation to make additional contributions to these plans. An obligation to make contributions to our benefit plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on our operations, financial condition and liquidity.

The risk of regulatory non-compliance could have a significant impact on our business.

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

As of January 2009, we have approximately 7,700 full-time employees. A significant number of our employees, including a large portion of the employees outside of the U.S., are represented by works councils and labor unions. Although we do not anticipate future work stoppages by our union employees, there can be no assurance that work stoppages will not occur. Although we believe that our relations with employees are satisfactory and have not experienced any material work stoppages, we cannot be assured that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, that negotiations or other union matters will not divert management’s attention away from operating the business or that a breakdown in such negotiations will not result in the disruption of our operations. In addition, proposed legislation, known as The Employee Free Choice Act, could make it significantly easier for union organizing efforts in the U.S. to be successful and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we and such union are unable to agree to the terms of a collective bargaining agreement. The occurrence of any of the preceding conditions could impair our ability to manufacture our products and result in increased costs and/or decreased operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

See Item 1 “Business” for information on Gardner Denver’s manufacturing, distribution and service facilities and sales offices. Generally, the Company’s plants are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in 2009. The Company leases sales office and warehouse space in numerous locations worldwide.

ITEM 3.	LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions is included under “Contingencies” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information regarding the quarterly market price ranges is included in Note 21 “Quarterly Financial and Other Supplemental Information (Unaudited)” in the “Notes to Consolidated Financial Statements” and is hereby incorporated by reference. There were approximately 6,600 stockholders of record as of December 31, 2008.

Gardner Denver has not paid a cash dividend since its spin-off from Cooper in April 1994 and the Company has no current intention to pay cash dividends. The cash flow generated by the Company is currently used for debt service, acquisitions, capital accumulation and reinvestment. The Company also expects to use its cash flow to repurchase some of its outstanding common stock.

In November 2008, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 3,000,000 shares of the Company’s outstanding common stock. All common stock acquired will be held as treasury stock and will be available for general corporate purposes. This program replaced a previous program authorized in November 2007 under which the Company repurchased 2,700,000 shares of the its common stock. At December 31, 2008, 3,000,000 shares remained available for purchase under the new program. This program remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. Repurchases of equity securities during the fourth quarter of 2008 are listed in the following table.

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number		As Part of Publicly	Shares That May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs(1)

October 1, 2008 - October 31, 2008	—	n/a	—	—
November 1, 2008 - November 30, 2008	—	n/a	—	3,000,000
December 1, 2008 - December 31, 2008	—	n/a	—	3,000,000

Total	—	—	—	3,000,000

(1)	In November 2008, the Board of Directors approved a new share repurchase program to acquire up to 3.0 million shares of Gardner Denver’s common stock.

Stock Performance Graph

The following table compares the cumulative total stockholder return for the Company’s common stock on an annual basis from December 31, 2003 through December 31, 2008 to the cumulative returns for the same periods of the: (a) Standard & Poor’s 500 Stock Index; (b) Standard & Poor’s 600 Index for Industrial Machinery, a pre-established industry index believed by the Company to have a peer group relationship with the Company; and (c) Standard & Poor’s SmallCap 600, an industry index which includes the Company’s common stock. The graph assumes that $100 was invested in Gardner Denver, Inc. common stock and in each of the other indices on December 31, 2003 and that all dividends were reinvested when received. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Years Ended December 31
(Dollars in thousands except per share amounts)	2008(1)	2007	2006(2)	2005(3)(5)	2004(4)(5)

Revenues	$2,018,332	1,868,844	1,669,176	1,214,552	739,539
Net income	165,981	205,104	132,908	66,951	37,123
Basic earnings per share(6)	3.16	3.85	2.54	1.40	0.98
Diluted earnings per share(6)	3.12	3.80	2.49	1.37	0.96
Long-term debt (excluding current maturities)	506,700	263,987	383,459	542,641	280,256
Total assets	$2,340,125	1,905,607	1,750,231	1,715,060	1,028,609

(1)	The Company acquired the assets of Best Aire in August 2008 and the outstanding shares of CompAir in October 2008.

(2)	The Company acquired the outstanding shares of Todo in January 2006.

(3)	The Company acquired the outstanding shares of Bottarini and Thomas in June 2005 and July 2005, respectively.

(4)	The Company acquired the outstanding shares of Syltone and Nash Elmo in January 2004 and September 2004, respectively.

(5)	In fiscal 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” requiring the Company to recognize expense related to the fair value of the Company’s stock-based compensation awards. Had SFAS No. 123(R) been in effect for the earliest period presented, results would have been as follows for fiscal 2005 and 2004, respectively: net income - $64.9 million and $35.8 million; diluted earnings per share — $1.33 and $0.93.

(6)	Per share amounts in all years reflect the effect of a two-for-one stock split (in the form of a 100% stock dividend) that was completed on June 1, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has determined its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company evaluates the performance of its reportable segments based on operating income, which is defined as income before interest expense, other income, net, and income taxes. Reportable segment operating income and segment operating margin (defined as segment operating income divided by revenues) are indicative of short-term operational performance and ongoing profitability. Management closely monitors the operating income and operating margin of each business segment to evaluate past performance and actions required to improve profitability. The reportable segment information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s structure and reportable segments at December 31, 2008.

Management’s Discussion and Analysis

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Amounts presented in this Management’s Discussion and Analysis reflect a change in the presentation of certain expenses within the Company’s consolidated statements of operations effective in 2008. Foreign currency gains and losses, employee termination and certain retirement costs and certain other operating expenses and income previously included in “Selling and administrative expenses,” have been reported as “Other operating expense, net.” This change in presentation was made in accordance with Rule 5-03 of Regulation S-X and in connection with charges recorded during the year ended December 31, 2008, including mark-to-market adjustments for cash transactions and forward currency contracts on the GBP entered into in order to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s new revolving credit facility following completion of the CompAir acquisition (see Note 3 “Business Combinations” in the “Notes to Consolidated Financial Statements”). This change in presentation had no effect on reported consolidated operating income, income before income taxes, net income, per share amounts or reportable segment operating income. Amounts presented for the years ended December 31, 2007 and 2006 have been reclassified to conform to the current presentation.

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

Since becoming an independent company in 1994, Gardner Denver has completed 22 acquisitions, growing its revenues from approximately $176 million in 1994 to approximately $2.0 billion in 2008. Of the 22 acquisitions, the four largest, namely CompAir, Thomas, Nash Elmo and Syltone, were completed since January 1, 2004.

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

In July 2005, the Company acquired Thomas, previously a New York Stock Exchange listed company traded under the ticker symbol “TII.” Thomas, previously headquartered in Louisville, Kentucky, was a leading supplier of products for medical and environmental markets, including sewage aeration and vapor recovery. Products include pumps, compressors and blowers for OEM applications such as medical equipment, vapor recovery, automotive and transportation applications, printing, packaging and laboratory equipment. Thomas designs, manufactures, markets, sells and services these products through worldwide operations. This acquisition was primarily complementary to the Company’s Compressor and Vacuum Products segment’s product portfolio.

In October 2008, the Company completed the acquisition of CompAir, a leading global manufacturer of compressed air and gas solutions headquartered in Redditch, United Kingdom. CompAir manufactures an extensive range of products, including oil-injected and oil-free stationary rotary screw compressors, reciprocating compressors, portable rotary screw compressors and rotary vane compressors. These products are used in, among other areas, oil and gas exploration, mining and construction, power plants, general industrial applications, OEM applications such as snow-making and mass transit, compressed natural gas, industrial gases and breathing air, and in naval, marine and defense market segments. This acquisition was complementary to the Company’s Compressor and Vacuum Products segment’s product portfolio. The results of CompAir are included in the Company’s financial statements from the date of acquisition.

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

In the Compressor and Vacuum Products segment, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air compressors; positive displacement, centrifugal and side channel blowers; liquid ring pumps; and single-piece piston reciprocating, diaphragm, and linear compressors and vacuum pumps, primarily serving OEM applications, engineered systems and general industry. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. Liquid ring pumps are used in many different vacuum applications and engineered systems, such as water removal, distilling, reacting, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, petrochemical and power industries. Diaphragm, linear and single-piece piston reciprocating compressors and vacuum pumps are used in a variety of OEM applications. The Company also designs, manufactures, markets and services complementary ancillary products. Revenues of the Compressor and Vacuum Products segment constituted approximately 80% of total revenues in 2008.

In the Fluid Transfer Products segment, the Company designs, manufactures, markets and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. This segment also designs, manufactures, markets and services loading arms, couplers and other fluid transfer components and equipment for the chemical, petroleum and food industries. Revenues of the Fluid Transfer Products segment constituted 20% of total revenues in 2008.

Effective January 1, 2009, the Company combined its operating divisions into two major product groups: the Engineered Products Group and the Industrial Products Group. The Industrial Products Group includes the former Compressor and Blower Divisions, plus the multistage centrifugal blower operations formerly included in the Engineered Products Division. The Engineered Products Group is composed of the former Engineered Products, Thomas Products and Fluid Transfer Divisions. These changes are designed to streamline operations, improve organizational efficiencies and create greater focus on customer needs. In accordance with these organizational changes, the Company will align its segment reporting structure with the Company’s newly formed product groups effective with the reporting period ending March 31, 2009. The organizational changes described above had no effect on the Company’s reportable segments in 2008.

The Company sells its products through independent distributors and sales representatives, and directly to OEMs, engineering firms, packagers and end users.

The following table sets forth percentage relationships to revenues of line items included in the statements of operations for the years presented.

	2008	2007	2006

Revenues	100.0	100.0	100.0
Cost of sales	68.4	66.8	67.1

Gross profit	31.6	33.2	32.9
Selling and administrative expenses	17.3	17.5	18.6
Other operating expense, net	1.5	0.1	0.3

Operating income	12.8	15.6	14.0
Interest expense	1.3	1.4	2.2
Other income, net	(0.1)	(0.2)	(0.2)

Income before income taxes	11.6	14.4	12.0
Provision for income taxes	3.4	3.4	4.0

Net income	8.2	11.0	8.0

Year Ended December 31, 2008, Compared with Year Ended December 31, 2007

Revenues

Revenues increased $149.5 million, or 8%, to $2,018.3 million in 2008, compared to $1,868.8 million in 2007. This increase was attributable to the effect of the acquisitions of CompAir and Best Aire ($92.4 million, or 5%), price increases ($53.3 million, or 3%), favorable changes in foreign currency exchange rates ($46.6 million, or 2%) and volume growth in the Compressor and Vacuum Products segment, partially offset by lower volume in the Fluid

Transfer Products segment. The net combined volume decrease between the two segments was ($42.8 million, or 2%). International revenues were 63% of total revenues in 2008 compared to 59% in 2007.

Revenues in the Compressor and Vacuum Products segment increased $182.2 million, or 13%, to $1,622.5 million, compared to $1,440.3 million in 2007. This increase reflects the effect of acquisitions ($92.4 million, or 6%), favorable changes in foreign currency exchange rates (3%), price increases (3%) and volume growth (1%). The volume growth was attributable to most of this segment’s product lines and geographic regions, primarily through the first nine months of 2008.

Revenues in the Fluid Transfer Products segment decreased $32.7 million, or 8%, to $395.8 million, compared to $428.5 million in 2007. This decrease reflects lower volume (12%), partially offset by price increases (3%) and favorable changes in foreign currency exchange rates (1%). The volume decline was attributable to lower petroleum pump shipments, partially offset by higher loading arm volume, including a large shipment of liquid natural gas and compressed natural gas loading arms in the first quarter of 2008.

Gross Profit

Gross profit increased $18.4 million, or 3%, to $638.3 million in 2008 compared to $619.9 million in 2007, and as a percentage of revenues was 31.6% in 2008 compared to 33.2% in 2007. The increase in gross profit reflects the net increase in revenues discussed above. Acquisitions provided gross profit of approximately $19.5 million after an approximately $2.5 million non-recurring charge associated with valuation of the inventory of CompAir at the acquisition date. The decline in gross profit as a percentage of revenues primarily reflects the lower volume of petroleum pump shipments, which have a higher gross profit percentage than the Company’s average, partially offset by the effect of operational improvements and leveraging fixed and semi-fixed costs over additional sales volume.

Selling and Administrative Expenses

Selling and administrative expenses increased $21.6 million, or 7%, to $348.6 million in 2008, compared to $327.0 million in 2007. This increase reflects the incremental effect of acquisitions (primarily CompAir) of approximately $20.8 million, the unfavorable effect of changes in foreign currency exchange rates of approximately $7.8 million and inflationary increases, partially offset by cost reductions realized through the implementation of integration and other restructuring initiatives. As a percentage of revenues, selling and administrative expenses improved marginally to 17.3% in 2008 from 17.5% in 2007 due to increased leverage of these expenses over additional sales volume and the cost reductions described above.

Other Operating Expense, Net

Other operating expense, net, consisting primarily of realized and unrealized foreign currency gains and losses, employee termination benefits, other restructuring costs, certain employee retirement costs and costs associated with unconsummated acquisitions, was $31.5 million in 2008 compared to $1.4 million in 2007. This increase reflects (i) employee termination benefits and other related costs totaling $11.1 million associated with the Company’s 2008 restructuring plans; (ii) losses totaling $10.4 million in 2008 on mark-to-market adjustments for cash transactions and foreign currency forward contracts entered into in order to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s new revolving credit facility following the completion of the CompAir acquisition, and (iii) the write-off of deferred costs totaling $1.6 million in 2008 associated with unconsummated acquisitions. See Note 18 “Supplemental Information” in the “Notes to Consolidated Financial Statements.”

Operating Income

Consolidated operating income decreased $33.3 million to $258.2 million in 2008 compared to $291.5 million in 2007, and as a percentage of revenues was 12.8% in 2008 compared to 15.6% in 2007. These results reflect the revenue, gross profit, selling and administrative expense and other operating expense, net, factors discussed above.

Operating income in 2008 was negatively impacted by charges totaling $28.6 million associated with the restructuring and other profit improvement initiatives, losses on mark-to-market adjustments for cash transactions and foreign currency forward contracts, and write-off of deferred acquisition costs described above. The operating results of acquisitions completed in 2008 (primarily CompAir), including the effect of certain costs discussed above, reduced 2008 operating income by approximately $15.5 million.

The Compressor and Vacuum Products segment generated operating income of $159.0 million and operating margin of 9.8% in 2008, compared to $169.7 million and 11.8%, respectively, in 2007 (see Note 19 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). These results reflect the revenue, gross profit, selling and administrative expense and other operating expense, net, factors discussed above. Operating income in 2008 was negatively impacted by charges recorded in connection with the profit improvement initiatives, losses on mark-to-market adjustments for cash transactions and foreign currency forward contracts, and write-off of deferred acquisition costs described above, which totaled $26.0 million for the Compressor and Vacuum Products segment. The operating results of acquisitions completed in 2008 (primarily CompAir), including the effect of the costs discussed above, reduced 2008 operating income for this segment by approximately $15.5 million, of which approximately $2.5 million was associated with the valuation of the inventory of CompAir at the acquisition date. These items were partially offset by the favorable effect of increased leverage of the segment’s fixed and semi-fixed costs over increased revenue and cost reductions.

The Fluid Transfer Products segment generated operating income of $99.2 million and operating margin of 25.1% in 2008, compared to $121.9 million and 28.4%, respectively, in 2007 (see Note 19 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). The decrease in operating income and operating margin resulted from the lower volume of petroleum pump shipments, which have a higher operating margin than this segment’s average, and charges totaling $2.6 million in connection with the profit improvement initiatives and write-off of deferred acquisition costs discussed above. The deterioration in operating margin was partially offset by increased shipments of loading arms in 2008.

Interest Expense

Interest expense of $25.5 million in 2008 declined $0.7 million from $26.2 million in 2007 due primarily to lower average borrowings between the two years, mostly offset by incremental interest expense of approximately $7.0 million associated with additional debt related to the acquisition of CompAir in the fourth quarter of 2008. Net principal payments on debt, excluding retirement of outstanding principal balances under the Company’s 2005 Credit Agreement, totaled $207.0 million in 2008. The weighted average interest rate, including the amortization of debt issuance costs, was 7.5% in 2008, compared to 7.3% during 2007.

Other Income, Net

Other income, net, consisting primarily of investment income and realized and unrealized gains and losses on investments, was $0.8 million in 2008 compared to $3.1 million in 2007. This decline was due to unrealized investment losses associated with the assets of the Company’s supplemental excess contribution plan, which were fully offset by a reduction in accrued compensation expense reflected in selling and administrative expenses.

Provision For Income Taxes

The provision for income taxes and effective income tax rate in 2008 were $67.5 million and 28.9%, respectively, compared to $63.3 million and 23.6%, respectively, in 2007. The increase in the effective rate in 2008 reflects reductions in the 2007 provision consisting of (i) non-recurring, non-cash reductions in net deferred tax liabilities of approximately $10.0 million recorded in connection with corporate income tax rate reductions in Germany, the U.K. and China which were enacted in 2007 and became effective in 2008, (ii) foreign tax credits of approximately $8.0 million resulting from the Company’s cash repatriation efforts, and (iii) tax reserve reductions of approximately $1.5 million resulting from the favorable resolution of certain previously open tax matters.

Net Income

Consolidated net income of $166.0 million decreased $39.1 million, or 19%, in 2008 from $205.1 million in 2007. Diluted earnings per share (“DEPS”) decreased 18% to $3.12 in 2008 from $3.80 in 2007. The decline in net income and DEPS was the net result of the factors affecting operating income, interest expense and the provision for income taxes discussed above. The charges associated with restructuring and other profit improvement initiatives, losses on mark-to-market adjustments for cash transactions and foreign currency forward contracts, and write-off of deferred acquisition costs (approximately $19.8 million, after tax, in the aggregate) reduced DEPS by approximately $0.37 in 2008. The $10.0 million non-recurring, non-cash reduction in net deferred tax liabilities recorded in connection with corporate income tax rate reductions in Germany and the U.K. and foreign tax credits of approximately $8.0 million resulting from the Company’s cash repatriation efforts increased DEPS in 2007 by approximately $0.19 and $0.15, respectively. The operating results of acquisitions completed in 2008 (primarily CompAir), including the effect of certain costs discussed above, reduced 2008 net income and diluted earnings per share by approximately $15.6 million and $0.29, respectively.

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

Selling and Administrative Expenses

Selling and administrative expenses increased $17.4 million, or 6%, to $327.0 million in 2007, compared to $309.6 million in 2006. This increase reflects the unfavorable effect of changes in foreign currency exchange rates of approximately $15.8 million and other inflationary factors such as salary increases, partially offset by cost reductions realized through the completion of integration initiatives. Additionally, selling and administrative expenses in 2006 reflected an approximately $3.2 million non-recurring reduction to amortization expense associated with the finalization of the fair market value of the Thomas amortizable intangible assets. As a percentage of revenues, selling and administrative expenses improved to 17.5% in 2007 from 18.5% in 2006 due to increased leverage of these expenses over additional volume and the cost reductions described above.

Other Operating Expense, Net

Other operating expense, net, consisting primarily of realized and unrealized foreign currency gains and losses, the cost of employee termination and certain retirement benefits and costs associated with unconsummated acquisitions, was $1.4 million in 2007 compared to $5.4 million in 2006. This change primarily reflects lower employee termination costs ($3.2 million) and lower foreign currency net losses ($1.4 million).

Operating Income

Consolidated operating income increased $57.2 million, or 24%, to $291.5 million in 2007 compared to $234.3 million in 2006, and as a percentage of revenues increased to 15.6% in 2007 from 14.0% in 2006. These improvements reflect the revenue, gross profit and selling and administrative expense factors discussed above.

The Compressor and Vacuum Products segment generated operating income of $169.7 million and operating margin of 11.8% in 2007, compared to $140.1 million and 10.7%, respectively, in 2006 (see Note 19 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). This improvement was primarily due to higher revenue, increased leverage of the segment’s fixed and semi-fixed costs over additional revenue, cost reductions realized through the completion of acquisition integration initiatives, price increases, the net favorable effect of changes in foreign currency exchange rates and reduced net depreciation and amortization expense associated with the finalization of the fair values of the Thomas property, plant and equipment and amortizable intangible assets as discussed above. The above factors were partially offset by increased material costs and compensation-related expenses.

The Fluid Transfer Products segment generated operating income of $121.9 million and operating margin of 28.4% in 2007, compared to $94.3 million and 26.3%, respectively, in 2006 (see Note 19 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). This improvement was primarily due to higher revenue, increased leverage of the segment’s fixed and semi-fixed costs over additional revenue, benefits from capital investments, price increases, favorable sales mix and the net favorable effect of changes in foreign currency exchange rates. The above factors were partially offset by increased material costs and compensation-related expenses.

Interest Expense

Interest expense of $26.2 million in 2007 declined $11.2 million from $37.4 million in 2006 due primarily to lower average borrowings between the two years, partially offset by a higher weighted average interest rate. Net principal payments on debt totaled $125.2 million in 2007 (see “Consolidated Statements of Cash Flows” and Note 10 “Debt” in the “Notes to Consolidated Financial Statements”). The weighted average interest rate, including the amortization of debt issuance costs, increased to 7.3% during 2007, compared to 6.9% during 2006, due primarily to the greater relative weight of the fixed interest rate on the Company’s 8% Senior Subordinated Notes and increases in the floating-rate indices of the Company’s non-U.S. dollar borrowings.

Other Income, Net

Other income, net, consisting primarily of investment income and realized unrealized gains and losses on investments, decreased $0.5 million to $3.1 million in 2007 compared to $3.6 million in 2006, due primarily to lower average levels of cash and equivalents in 2007.

Provision For Income Taxes

The provision for income taxes and effective income tax rate decreased to $63.3 million and 23.6%, respectively, in 2007 from $67.7 million and 33.7%, respectively, in 2006. This improvement reflects non-recurring, non-cash reductions in net deferred tax liabilities of approximately $10.0 million recorded in connection with corporate income tax rate reductions in Germany, the United Kingdom and China which were enacted in 2007 and became effective in 2008, foreign tax credits of approximately $8.0 million resulting from the Company’s cash repatriation efforts, and tax reserve reductions of approximately $1.5 million resulting from the favorable resolution of certain previously open tax matters. Excluding these items, the Company’s effective income tax rate would have been approximately 30.8% in 2007.

Net Income

Consolidated net income of $205.1 million increased $72.2 million, or 54%, in 2007 from $132.9 million in 2006. DEPS increased 53% to $3.80 in 2007 from $2.49 in 2006. These improvements reflect the operating income, interest expense and income tax items discussed above. The increase in diluted average shares outstanding in 2007 compared to 2006, which was primarily due to shares issued in connection with the Company’s stock compensation programs, resulted in an approximately $0.04 reduction in diluted earnings per share.

Outlook

In general, the Company believes that demand for compressor and vacuum products tends to correlate with the rate of total industrial capacity utilization and the rate of change of industrial production (industrial machinery) because air is often used as a fourth utility in the manufacturing process. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product (“GDP”) around the world. During 2008, total industrial capacity utilization rates in the U.S., as published by the Federal Reserve Board, declined below 80% and to the lowest level since 2003. Rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products. The rapid decline in industrial production in the U.S. and Europe has resulted in reduced levels of capacity utilization and deferred purchases of capital equipment such as compressor packages.

Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

In 2008, orders for compressor and vacuum products increased $81.3 million, or 5%, to $1,575.2 million, compared to $1,493.9 million in 2007. Order backlog for the Compressor and Vacuum Products segment increased 7% to $459.0 million as of December 31, 2008, compared to $429.4 million as of December 31, 2007. The increase in orders reflected the effect of acquisitions ($95.5 million), and favorable changes in foreign currency exchange rates ($42.6 million), partially offset by reduced demand across most product lines as a result of the global economic downturn. Orders for compressor and vacuum products declined 6% during the fourth quarter of 2008 compared with the same period in 2007. The increase in order backlog reflected the effect of acquisitions ($102.8 million), partially offset by reduced demand in most product lines and geographic regions. The unfavorable effect of changes in foreign currency exchange rates reduced backlog by approximately $18.5 million, or 4%, compared to December 31, 2007, due primarily to strengthening of the USD against the EUR and GBP during the end of the third quarter and during the fourth quarter of 2008.

Future demand for petroleum-related fluid transfer products has historically corresponded to market conditions, rig counts and expectations for oil and natural gas prices, which the Company cannot predict. Orders for fluid transfer products increased 8% to $396.5 million in 2008, compared to $367.1 million in 2007, due primarily to strong demand for drilling pumps during the second and third quarters of the year, largely offset by lower demand for well servicing pumps and loading arms. Orders for fluid transfer products declined 3% during the fourth quarter of 2008 compared with the same period in 2007. Beginning in the fourth quarter of 2008, declining energy prices led certain oil and gas exploration and production companies to lower their spending expectations and to a lower expected average rig count in North America in 2009. The Company is uncertain how long petroleum pump orders will remain at these levels. Order backlog for the Fluid Transfer Products segment declined 1% to $130.1 million at December 31, 2008, compared to $130.9 million at December 31, 2007. An increase in backlog for petroleum pumps compared with a very low backlog in 2007 was partially offset by large orders for well stimulation pumps and loading arms received in 2007 which did not recur in 2008. The unfavorable effect of changes in foreign currency exchange rates reduced backlog by approximately $3.1 million, or 3%, compared to December 31, 2007, due primarily to strengthening of the USD against the EUR and GBP during the second half of 2008.

The deteriorating worldwide economic conditions and financial crisis have clouded the Company’s visibility into many of its key end market segments and it remains cautious in its outlook for 2009. In the third quarter of 2008, demand began to slow in North America and Western Europe and, during the fourth quarter, decelerated further in those markets and began to decline in end market segments in Asia and Eastern Europe. The Company expects to see demand improve first in its shorter lead-time products that are more susceptible to swings in the economy, such as those that serve light industry and Class 8 trucks and OEM’s products for medical and environmental applications. The Company has not yet seen any indications that demand is improving.

During 2008, the Company accelerated its implementation of lean enterprise techniques, which created near-term pressure on gross profit and operating margins as production levels, lead times and inventories were reduced. Future benefits are expected to be realized through the reduction of manufacturing lead time and resulting operating margin improvements. The Company believes these initiatives will lead to operating margin improvements in the long-term and improved manufacturing flexibility to respond more quickly to increases in demand when end market conditions improve. Although end market conditions deteriorated more quickly than expected during the second half of 2008, the Company responded with previously developed contingency plans, including a reduction of the global salaried workforce, implementation of a hiring freeze and strict controls on discretionary spending. During the fourth quarter of 2008, the Company completed the closure of two manufacturing facilities in the U.S. and the transfer of their activities into existing locations. It also announced the closure of a large manufacturing facility in the U.K. and consolidation into an existing CompAir facility, which is expected to be substantively completed during the fourth quarter of 2009. The Company continues to identify and evaluate further cost reduction and rationalization opportunities.

Based on the uncertain economic outlook, the Company estimates that it may incur restructuring costs of approximately $33.0 million (consisting primarily of employee termination benefits) for further consolidation of manufacturing capacity in 2009. Actual restructuring costs incurred in 2009 will be dependent on, among other things, the length and severity of the current economic downturn.

The Company currently expects that expenses associated with its defined benefit plans will increase approximately $5.0 million in 2009 compared to 2008.

Liquidity and Capital Resources

Operating Working Capital

During 2008, operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $33.8 million to $312.5 million. Excluding the effect of changes in foreign currency exchange rates, this increase was driven primarily by the acquisition of CompAir ($57.1 million). Reductions in accounts payable and accrued liabilities ($20.6 million) were more than offset by reductions in inventory ($35.1 million) and accounts receivable ($9.5 million). Changes in foreign currency exchange rates increased operating working capital by approximately $0.7 million in 2008. Inventory reductions generated $35.1 million in cash flows in 2008 and inventory turns, excluding the recently acquired CompAir, improved to 5.6 from 5.3 in 2007 as a result of improved production velocity realized from the implementation of certain lean manufacturing initiatives. The $9.5 million reduction in accounts receivable was due primarily to reduced shipment volume during the fourth quarter of 2008. Days sales outstanding, excluding CompAir, increased to 61 in 2008 compared to 56 in 2007, due largely to an increase in revenues outside the U.S., which typically carry longer payment terms. The net decrease in accounts payable and accrued liabilities reflects lower production volume and material order rates during the fourth quarter of 2008 and a reduction in customer advance payments.

During 2007, operating working capital increased $85.7 million from 2006 to $278.7 million. Excluding the effect of changes in foreign currency exchange rates, this increase was driven by higher accounts receivable ($36.4 million) resulting from revenue growth during the fourth quarter of 2007 compared to the same period in 2006 and higher inventory levels ($16.2 million) required to support anticipated increases in production volume and shipments in the first half of 2008. Changes in foreign currency exchange rates increased operating working capital by approximately $33.7 million in 2007. Despite the increase in inventory, inventory turns improved slightly to 5.3 in 2007 from 5.2 in 2006 due to the realization of benefits from lean manufacturing initiatives and improved production throughput in 2007 as manufacturing integration projects were completed. Days sales outstanding increased to 56 in 2007 from 55 in 2006 primarily due to an increase in revenues outside the U.S., which typically offer longer payment terms. The increase in accounts receivable was somewhat offset by higher customer advance payments (which are included in accrued liabilities) as a result of increased volume of engineered package sales.

Cash Flows

Cash provided by operating activities of $277.8 million in 2008 increased $96.2 million from $181.6 million in 2007. This increase primarily reflects improved operating working capital performance, partially offset by lower earnings (excluding non-cash charges for depreciation, amortization and unrealized foreign currency transaction losses). Operating working capital generated cash of $24.0 million in 2008 compared to cash used of $52.0 million in 2007, a $76.0 million improvement. As discussed above, cash generated from inventory reductions was $35.1 million in 2008 compared to $16.2 million of usage in 2007, and cash generated from accounts receivable was $9.5 million in 2008 compared to $36.4 million of usage in 2007. These improvements were partially offset by the reduction in accounts payable and accrued liabilities as a result of lower production levels during the fourth quarter of 2008 and a reduction in customer advance payments. In 2008, the Company received approximately $16.6 million on the settlement of foreign currency (primarily GBP) forward contracts in connection with funding the acquisition of CompAir. In 2007, the Company made an approximately $15.1 million one-time contribution into its three defined benefit pension plans in the U.K. in connection with the implementation of certain revisions to these plans. Cash provided by operating activities of $167.2 million in 2006 primarily reflected net earnings excluding non-cash charges for depreciation and amortization offset by volume-related increases in accounts receivable and inventory.

Net cash used in investing activities was $394.4 million, $45.6 million and $50.6 million in 2008, 2007 and 2006, respectively. Capital expenditures in all years were primarily for assets designed to increase operating efficiency and flexibility, expand production capacity when required, support acquisition integration projects and bring new products to market. The Company currently expects capital spending to total approximately $35.0 to $40.0 million in 2009. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future. Cash paid in business combinations (net of cash acquired) in 2008 reflected the acquisition of CompAir ($349.7 million) and Best Aire, Inc. ($6.0 million). Acquisition payments in 2006 primarily consisted of Todo ($16.0 million) and Thomas ($4.0 million).

Net cash provided by financing activities of $155.6 million in 2008 consisted primarily of net borrowings under the Company’s credit agreements and proceeds from stock option exercises, partially offset by purchases under the Company’s share repurchase program as discussed below and debt issuance costs of $8.9 million associated with a new credit agreement entered into with a syndicate of lenders on September 19, 2008 (“the 2008 Credit Agreement”). Net proceeds from the Company’s credit facilities of $247.0 million reflected initial borrowings totaling approximately $622.0 million under its 2008 Credit Agreement as discussed below, retirement of the outstanding balances under its 2005 Credit Agreement of approximately $168.0 million, and other net repayments of short-term and long-term borrowings of approximately $207.0 million. Net cash used in financing activities of $111.8 million in 2007 consisted primarily of net repayments of debt totaling $125.3 million utilizing cash provided by operating activities, partially offset by proceeds from stock option exercises of $9.0 million. Net cash used in financing activities of $170.8 million in 2006 consisted primarily of net repayments of debt totaling $178.3 million, partially offset by proceeds from stock option exercises of $5.8 million.

In November 2007, the Company’s Board of Directors authorized a share repurchase program to acquire up to 2.7 million shares of the Company’s outstanding common stock, representing approximately 5% of the Company’s then outstanding shares. This program replaced a previous program authorized in October 1998. During the year ended December 31, 2008, the Company repurchased all 2.7 million shares at a total cost, excluding commissions, of approximately $100.4 million. All common stock acquired is held as treasury stock and available for general corporate purposes. In November 2008, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. No shares were repurchased under this program during 2008.

Liquidity

The Company’s debt to total capital ratio was 31.2% as of December 31, 2008 compared to 20.0% as of December 31, 2007. This increase reflects the $253.9 million net increase in borrowings as discussed above.

The Company’s primary cash requirements include working capital, capital expenditures, stock repurchases, funding of employee termination and other restructuring costs, and principal and interest payments on indebtedness. The Company’s primary sources of funds are its ongoing net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At December 31, 2008, the Company had cash and equivalents of $120.7 million, of which $3.8 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments. The Company also had $252.2 million of unused availability under its Revolving Line of Credit at December 31, 2008.

On September 19, 2008, the Company entered into the 2008 Credit Agreement consisting of (i) a $310.0 million Revolving Line of Credit (the “Revolving Line of Credit”), (ii) a $180.0 million term loan (“U.S. Dollar Term Loan”) and (iii) a €120.0 million term loan (“Euro Term Loan”). In addition, the 2008 Credit Agreement provides for a possible increase in the revolving credit facility of up to $200.0 million.

On October 15 and 16, 2008, the Company borrowed $200.0 million and £40.0 million, respectively, pursuant to the Revolving Line of Credit. This amount was used by the Company, in part to retire the outstanding balances under its previous credit agreement, at which point it was terminated, and in part to pay a portion of the cash purchase price of the Company’s acquisition of CompAir. On October 17, 2008, the Company borrowed $180.0 million and €120.0 million pursuant to the U.S. Dollar Term Loan and the Euro Term Loan, respectively. These facilities, together with a portion of the borrowing under the Revolving Line of Credit and existing cash, were used to pay the cash portion of the CompAir acquisition.

The interest rates per annum applicable to loans under the 2008 Credit Agreement are, at the Company’s option, either a base rate plus an applicable margin percentage or a Eurocurrency rate plus an applicable margin. The base rate is the greater of (i) the prime rate or (ii) one-half of 1% over the weighted average of rates on overnight federal funds as published by the Federal Reserve Bank of New York. The Eurocurrency rate is the London interbank offer rate (“LIBOR”).

The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25%. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages will be subject to adjustments based upon the ratio of the Company’s Consolidated Total Debt to Consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges.

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

The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $11.3 million, $20.3 million, $29.2 million, $49.5 million and $67.5 million in fiscal years 2009 through 2013, respectively. The Euro Term Loan requires quarterly principal payments aggregating approximately €7.5 million, €13.5 million, €19.5 million, €33.0 million and €45.0 million in fiscal years 2009 through 2013, respectively.

The Revolving Line of Credit also matures on October 15, 2013. Loans under this facility may be denominated in USD or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement.

The Company issued $125.0 million of 8% Senior Subordinated Notes (the “Notes”) in 2005. The Notes have a fixed annual interest rate of 8% and are guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). At any time prior to May 1, 2009, the Company may redeem all or part of the Notes issued under the Indenture among the Company, the Guarantors and The Bank of New York Trust Company, N.A. (the “Indenture”) at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a premium as determined under the Indenture, accrued and unpaid interest through May 1, 2009 and liquidated damages, if any. On or after May 1, 2009, the Company may redeem all or a part of the Notes at varying redemption prices, plus accrued and unpaid interest and liquidated damages, if any. Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any. The Indenture contains events of default and affirmative, negative and financial covenants customary for such financings, including, among other things, limits on incurring additional debt and restricted payments.

Management currently expects the Company’s future cash flows will be sufficient to fund its scheduled debt service, stock repurchase program and employee termination and other restructuring costs, and provide required resources for working capital and capital investments for at least the next twelve months. The Company continues to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table and accompanying disclosures summarize the Company’s significant contractual obligations at December 31, 2008, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payments Due by Period
(Dollars in millions)		Less than			More than
Contractual Cash Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years

Debt	$536.5	35.8	97.7	389.3	13.7
Estimated interest payments(1)	88.7	23.4	36.5	23.8	5.0
Capital leases	7.2	0.4	0.7	0.6	5.5
Operating leases	120.5	29.6	40.2	20.3	30.4
Purchase obligations(2)	213.4	209.9	3.5	—	—

Total	$966.3	299.1	178.6	434.0	54.6

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument. Management expects to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of December 31, 2008. For this reason, these numbers will not provide a complete and reliable indicator of the Company’s expected future cash outflows.

In accordance with SFAS No. 158, the total pension and other postretirement benefit liabilities recognized on the consolidated balance sheet as of December 31, 2008 were $92.5 million and represented the unfunded status of the Company’s defined benefit plans at the end of 2008. The total pension and other postretirement benefit liability is included in the consolidated balance sheet line items accrued liabilities, postretirement benefits other than pensions and other liabilities. Because this liability is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plan assets, it does not represent expected liquidity needs. Accordingly, the Company did not include this liability in the “Contractual Cash Obligations” table.

The Company funds its U.S. qualified pension plans in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions and expects to contribute a total of approximately $8.6 million to its U.S. qualified pension plans during 2009. Furthermore, the Company expects to contribute a total of approximately $2.1 million to its postretirement health care benefit plans during 2009. Future contributions are dependent upon various factors including the performance of the plan assets, benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included in the “Contractual Cash Obligations” table. The Company generally expects to fund all future contributions with cash flows from operating activities.

The Company’s non-U.S. pension plans are funded in accordance with local laws and income tax regulations. The Company expects to contribute a total of approximately $4.8 million to its non-U.S. qualified pension plans during 2009. No amounts have been included in the “Contractual Cash Obligations” table due to the same reasons noted above.

Disclosure of amounts in the “Contractual Cash Obligations” table regarding expected benefit payments in future years for the Company’s pension plans and other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. In order to inform the reader about expected benefit payments for these plans over the next several years, the Company anticipates the annual benefit payments for the U.S. plans to be in the range of approximately $8.0 million to $9.0 million in 2009 and to remain at or near these annual levels for the next several years, and the annual benefit payments for the non-U.S. plans to be in the range of approximately $5.5 million to $6.5 million in 2009 and to increase by approximately $0.5 million each year over the next several years. During the third quarter of 2007, the Company implemented certain revisions to its three defined benefit pension plans in the United Kingdom and adjusted the net periodic benefit cost associated with these plans (see Note 11 “Benefit Plans” in the “Notes to Consolidated Financial Statements”).

As of December 31, 2008, the Company had approximately $7.8 million of liabilities for uncertain tax positions. These unrecognized tax benefits have been excluded from the “Contractual Cash Obligations” table due to uncertainty as to the amounts and timing of settlement with taxing authorities.

Net deferred income tax liabilities were $58.2 million as of December 31, 2008. This amount is not included in the “Contractual Cash Obligations” table because the Company believes this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of December 31, 2008, the Company had $86.4 million in such instruments outstanding and had pledged $3.8 million of cash to the issuing financial institutions as collateral for such instruments.

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

The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, the Company was only a small contributor to these waste sites, and the Company has, or is attempting to negotiate, de minimis settlements for their cleanup. The cleanup of the remaining sites is substantially complete and the Company’s future obligations entail a share of the sites’ ongoing operating and maintenance expense.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006 and was adopted by the Company in the first quarter of 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement was effective for the Company on January 1, 2008. In February 2008, the FASB released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the effective date of FASB No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangible assets with indefinite lives and certain other items. The adoption of the provisions of SFAS No. 157 with respect to the Company’s financial assets and liabilities only did not have a significant effect on the Company’s consolidated statements of operations, balance sheets and statements of cash flows. The adoption of SFAS No. 157 with respect to the Company’s non-financial assets and liabilities, effective January 1, 2009, is not expected to have a significant effect on the Company’s consolidated financial statements. See Note 16 “Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments” for the disclosures required by SFAS No. 157 regarding the Company’s financial instruments measured at fair value.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income, net of tax, to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, this statement requires companies to measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. SFAS No. 158 requires prospective application and is effective for fiscal years ending after December 15, 2006. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit pension and other postretirement benefit plans as of December 31, 2006. The initial recognition of the funded status resulted in a decrease in total stockholders’ equity of $9.7 million, which was net of a tax benefit of $3.4 million. The effect of adopting SFAS No. 158 on the Company’s consolidated financial position at December 31, 2006 has been included in the accompanying consolidated financial statements (see Note 11 “Benefit Plans”).

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

In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”). SAB 110 allows public companies to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007 if they do not have historically sufficient experience to provide a reasonable estimate. The Company used the “simplified” method to determine the expected term for the majority of its 2006 and 2007 option grants. SAB 110 was effective for the Company on January 1, 2008 and, accordingly, the Company no longer uses the “simplified” method to estimate the expected term of future option grants. The adoption of SAB 110 did not have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies how SFAS No. 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value. It also reaffirms the notion of fair value as the exit price as of the measurement date. FSP No. 157-3 was effective upon issuance, which included periods for which financial statements have not yet been issued. The adoption of FSP No. 157-3 had no impact on the Company’s consolidated financial statements for 2008.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business is to (i) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determine what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This replaces the guidance of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. In addition, costs incurred by the acquirer to effect the acquisition and restructuring costs that the acquirer expects to incur, but is not obligated to incur, are to be recognized separately from the acquisition. SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This Statement requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which generally will be the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Contingent consideration should be recognized at the acquisition date, measured at its fair value at that date. SFAS No. 141(R) defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and requires the acquirer to recognize that excess in earnings as attributable to the acquirer. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company expects that SFAS No. 141(R) will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date of January 1, 2009. See also Note 14 “Income Taxes.”

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). This statement requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of operations. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will apply the provisions of this statement prospectively, as required, beginning on January 1, 2009 and does not expect its adoption to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No 161 requires enhanced disclosures for derivative instruments and hedging activities, including (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flow. Under SFAS No. 161, entities must disclose the fair value of derivative instruments, their gains or losses and their location in the balance sheet in tabular format, and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The fair value amounts must be disaggregated by asset and liability values, by derivative instruments that are designated and qualify as hedging instruments and those that are not, and by each major type of derivative contract. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. The Company will apply the provisions of this statement prospectively, as required, beginning on January 1, 2009; however, its adoption will not have an impact on the determination of the Company’s financial results.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”) and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in FSP No. 142-3 is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company will apply the provisions of this statement prospectively, as required, beginning on January 1, 2009 and does not expect its adoption to have a material effect on its consolidated financial statements.

In December 2008, the FASP issued FSP No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132R-1”). FSP No. 132R-1 provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans and is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is currently evaluating the disclosure impact of adopting this new guidance on its consolidated financial statements; however, its adoption will not have an impact on the determination of the Company’s financial results.

Critical Accounting Policies and Estimates

Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. The Company’s significant accounting policies are described in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” Certain of these accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates are described below. Management believes that the amounts recorded in the Company’s financial statements related to these areas are based on their best judgments and estimates, although actual results could differ materially under different assumptions or conditions.

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

Inventory Reserves

Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. Fixed manufacturing overhead is allocated to the cost of inventory based on the normal capacity of the production facility. Unallocated overhead during periods of abnormally low production levels are recognized as cost of sales in the period in which they are incurred. As of December 31, 2008, $229.9 million (81%) of the Company’s inventory is accounted for on a first-in, first-out (FIFO) basis with the remaining $54.9 million (19%) accounted for on a last-in, first-out (LIFO) basis. The Company establishes inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions.

Goodwill and Other Intangibles

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Intangible assets, including goodwill, are assigned to the operating divisions based upon their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 25 years. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets deemed to have indefinite lives and goodwill are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of an operating division below its aggregate carrying value. The Company performs the impairment test at the operating division level during the third quarter of each fiscal year using balances as of June 30. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable operating divisions with their aggregate carrying values, including goodwill. The Company determines the fair value of its operating divisions using assumptions based upon available information regarding expected future cash flows and a discount rate that is based upon the cost of capital specific to the Company reflective of a market transaction between market participants. The Company believes that these assumptions are reasonable and comply with GAAP. If the carrying amount of an operating division exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected operating division’s goodwill with the carrying value of that goodwill.

The Company accounts for long-lived assets, including intangible assets that are amortized, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that all long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, such as reductions in demand for the Company’s products or significant economic slowdowns in the Company’s end markets, reviews are performed to determine whether the carrying value of an asset to be held and used is impaired. Such reviews involve a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset over its remaining useful life. If the comparison indicates that there is impairment, the impaired asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted expected future cash flows. The impairment to be recognized as a non-cash charge to earnings is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value, less costs to dispose.

The Company performed its impairment testing during the third quarter of 2008 using balances as of June 30 and determined that the carrying values of intangible assets not subject to amortization and goodwill were not impaired. Subsequent to the Company’s annual impairment test, worldwide economic activity deteriorated due to credit conditions resulting from the financial crisis. As a result, the Company experienced a significant slowdown in orders and lowered projected near-term earnings levels compared to management’s expectations at the end of the second quarter of 2008. In addition, the Company’s common stock price declined during the second half of 2008 causing the market capitalization of the Company to drop to a level slightly above its book value at December 31, 2008. Based on the combination of these factors, the Company concluded that there were sufficient indicators to require the performance of interim goodwill and long-lived assets impairment analyses as of December 31, 2008.

As a result of the interim impairment analyses, the Company concluded that no impairment of goodwill and indefinite-lived intangibles had occurred. As part of these analyses, the Company performed additional impairment testing of one of its operating divisions as events and changes in circumstances indicated that goodwill and other intangibles assets assigned to this division may have been impaired. Upon completion of the additional testing procedures, the Company determined that the fair value of this operating division exceeded its aggregate carrying value. The Company also determined that the forecasted undiscounted cash flows related to its long-lived assets were in excess of their carrying values, and therefore these assets were not impaired. In performing these interim impairment analyses, the Company considered both the current and long-term projected level of earnings and cash flows generated by its businesses, and management’s expectations about the depth and duration of the current economic downturn. The Company does not believe that the near-term economic challenges are indicative of the long-term economic outlook for its businesses and the end markets it serves. It is possible that these assumptions may change if the economic environment continues to deteriorate or remains depressed at current levels for an extended period of time. In such circumstances the Company may record non-cash impairment charges relating to its goodwill and long-lived assets and the Company’s business, financial condition and results of operations will likely be materially and adversely affected.

Warranty Reserves

The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon historical warranty experience and additionally for any known product warranty issues. The Company’s products typically carry a one year warranty. Although the Company engages in extensive product quality programs and processes, the Company’s warranty obligation has been and may in the future be affected by product failure rates, repair or field replacement costs and additional development costs incurred in correcting any product failure.

Employee Medical and Workers Compensation Benefit Claims

The Company maintains accruals for estimated medical and workers compensation claims incurred, but unpaid or not reported. The accruals are based on a number of factors, including historical experience and recent claims history, and are subject to ongoing revision as conditions change and new data becomes available. In estimating the liability for medical claims, the Company uses analyses of prior medical claims history provided by an independent third party firm.

Business Combinations

When the Company acquires a business, the purchase price is allocated to the tangible assets, identifiable intangible assets and liabilities acquired. Any residual purchase price is recorded as goodwill. Management generally engages independent third-party appraisal firms to assist in determining the fair values of acquired assets and liabilities. Such a valuation requires management to make significant estimates, especially with respect to intangible assets. These estimates are based on historical experience and information obtained from the management of the acquired companies. These estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates. The measurement of acquired contractual and contingent liabilities in connection with an acquired business also requires management to make significant estimates which may be subject to a certain degree of variability. The Company may establish a liability for the estimated cost of restructuring actions for which management has begun to assess and formulate a plan as of, or prior to, the consummation date of the acquisition. This liability is included in the purchase price allocation for acquisitions consummated on or before December 31, 2008, and may include the estimated cost of the closure and consolidation of facilities and voluntary and involuntary employee termination and relocation benefits. To the extent the actual cost of these plans varies from the amount estimated within one year of the date of acquisition, the purchase price allocation will be adjusted for acquisitions consummated on or before December 31, 2008.

Stock-Based Compensation

The Company accounts for share-based payment awards in accordance with SFAS No. 123(R). Under SFAS 123(R), share-based payment expense is measured at the grant date based on the fair value of the award and is recognized over the requisite service period. Determination of the fair values of share-based payment awards at grant date requires judgment, including estimating the expected term of the relevant share-based awards and the expected volatility of the Company’s stock. Additionally, management must estimate the amount of share-based awards that are expected to be forfeited. The expected term of share-based awards represents the period of time that the share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. The expected volatility is based on the historical volatility of the Company’s stock over the expected term of the award. Expected forfeitures are based on historical experience.

Pension and Other Postretirement Benefits

Gardner Denver sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. In determining these assumptions, the Company consults with outside actuaries and other advisors. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2008 and 2007 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost. Actuarial valuations associated with the Company’s pension plans at December 31, 2008 used a weighted average discount rate of 5.86% and an expected rate of return on plan assets of 7.64%. A 0.5% decrease in the discount rate would increase annual pension expense by approximately $1.3 million. A 0.5% decrease in the expected return on plan assets would increase the Company’s annual pension expense by approximately $1.1 million. Please refer to Note 11 “Benefit Plans” in the “Notes to Consolidated Financial Statements” for disclosures related to Gardner Denver’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

Income Taxes

The calculation of the Company’s income tax provision and deferred income tax assets and liabilities is complex and requires the use of estimates and judgments. As part of the Company’s analysis and implementation of business strategies, consideration is given to the tax laws and regulations that apply to the specific facts and circumstances for any transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors U.S. and international tax developments in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments utilized in determining the income tax provision, and records adjustments as necessary.

Loss Contingencies

Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of the potential loss. The most significant contingencies impacting the Company’s financial statements are those related to product warranty, personal injury lawsuits, environmental remediation and the resolution of matters related to open tax years. For additional information on these matters, see Note 1 “Summary of Significant Accounting Policies,” Note 14 “Income Taxes” and Note 17 “Contingencies” in the “Notes to Consolidated Financial Statements.”

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

Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of December 31, 2008 and 2007, are summarized in Note 16 “Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments” in the “Notes to Consolidated Financial Statements.”

Commodity Price Risk

The Company is a purchaser of certain commodities, principally aluminum. In addition, the Company is a purchaser of components and parts containing various commodities, including cast iron, aluminum, copper, and steel. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. The Company does not use commodity financial instruments to hedge commodity prices.

The Company has long-term contracts with some of its suppliers of key components. However, to the extent that commodity prices increase and the Company does not have firm pricing from its suppliers, or its suppliers are not able to honor such prices, then the Company may experience margin declines to the extent it is not able to increase selling prices of its products.

Interest Rate Risk

The Company’s exposure to interest rate risk results primarily from its borrowings of $543.7 million at December 31, 2008. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. The interest rates on approximately 25% of the Company’s borrowings were effectively fixed as of December 31, 2008. If the relevant LIBOR amounts for all of the Company’s borrowings had been 100 basis points higher than actual in 2008, the Company’s interest expense would have increased by $1.9 million.

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

The Company is exposed to the impacts of changes in currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into U.S. dollars. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the U.S. dollar. Of the Company’s total net assets of $1,198.7 million at December 31, 2008, approximately $817.0 million was denominated in currencies other than the U.S. dollar. Borrowings by the Company’s non-U.S. subsidiaries at December 31, 2008 totaled $28.5 million, and the Company’s consolidated borrowings denominated in currencies other than the U.S. dollar totaled $193.8 million. Fluctuations due to changes in currency exchange rates in the value of non-U.S. dollar borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.

The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At December 31, 2008, the notional amount of open forward currency contracts was $235.3 million and their aggregate fair value was $10.3 million.

To illustrate the impact of currency exchange rates on the Company’s financial results, the Company’s 2008 operating income would have decreased by approximately $12.0 million if the U.S. dollar had been 10 percent more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the U.S. dollar and that there are no indirect effects of the change in the value of the U.S. dollar such as changes in non-U.S. dollar sales volumes or prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Gardner Denver, Inc.:

We have audited the accompanying consolidated balance sheets of Gardner Denver, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gardner Denver, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

The Company acquired CompAir Holdings Limited (CompAir) on October 20, 2008, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of

December 31, 2008, CompAir’s internal control over financial reporting associated with total assets of $528 million and total revenues of $90 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2008. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of CompAir.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standard No. 109, and as of December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

KPMG LLP
St. Louis, Missouri
March 2, 2009

Consolidated Statements of Operations

GARDNER DENVER, INC.

Years ended December 31
(Dollars in thousands except per share amounts)

	2008	2007	2006

Revenues	$2,018,332	1,868,844	1,669,176
Cost of sales	1,380,042	1,248,921	1,119,860

Gross profit	638,290	619,923	549,316
Selling and administrative expenses	348,577	327,049	309,609
Other operating expense, net	31,514	1,355	5,358

Operating income	258,199	291,519	234,349
Interest expense	25,483	26,211	37,379
Other income, net	(750)	(3,052)	(3,645)

Income before income taxes	233,466	268,360	200,615
Provision for income taxes	67,485	63,256	67,707

Net income	$165,981	205,104	132,908

Basic earnings per share	$3.16	3.85	2.54

Diluted earnings per share	$3.12	3.80	2.49

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

GARDNER DENVER, INC.

December 31
(Dollars in thousands except per share amounts)

	2008	2007

Assets
Current assets:
Cash and equivalents	$120,735	92,922
Accounts receivable, net	388,098	308,748
Inventories, net	284,825	256,446
Deferred income taxes	33,014	21,034
Other current assets	30,892	22,378

Total current assets	857,564	701,528

Property, plant and equipment, net	305,012	293,380
Goodwill	804,648	685,496
Other intangibles, net	346,263	206,314
Other assets	26,638	18,889

Total assets	$2,340,125	1,905,607

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$36,968	25,737
Accounts payable	135,864	101,615
Accrued liabilities	224,550	184,850

Total current liabilities	397,382	312,202

Long-term debt, less current maturities	506,700	263,987
Postretirement benefits other than pensions	17,481	17,354
Deferred income taxes	91,218	64,188
Other liabilities	128,596	88,163

Total liabilities	1,141,377	745,894

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,785,125 and 53,546,267 shares outstanding at December 31, 2008 and 2007, respectively	583	573
Capital in excess of par value	545,671	515,940
Retained earnings	711,065	545,084
Accumulated other comprehensive income	72,268	128,010
Treasury stock at cost; 6,469,971 and 3,758,853 shares at December 31, 2008 and 2007, respectively	(130,839)	(29,894)

Total stockholders’ equity	1,198,748	1,159,713

Total liabilities and stockholders’ equity	$2,340,125	1,905,607

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

GARDNER DENVER, INC.

Years ended December 31
(Dollars and shares in thousands)

	2008	2007	2006

Number of Common Shares Issued
Balance at beginning of year	57,305	56,361	27,808
Stock issued for benefit plans and options exercises	950	944	557
Stock issued for stock split	—	—	27,996

Balance at end of year	58,255	57,305	56,361

Common Stock
Balance at beginning of year	$573	564	278
Stock issued for benefit plans and options exercises	10	9	6
Stock issued for stock split	—	—	280

Balance at end of year	$583	573	564

Capital in Excess of Par Value
Balance at beginning of year	$515,940	490,856	472,825
Stock issued for benefit plans and options exercises	15,822	13,665	9,447
Stock issued for stock split	—	—	(438)
Stock-based compensation	13,909	11,419	9,022

Balance at end of year	$545,671	515,940	490,856

Retained Earnings
Balance at beginning of year	$545,084	339,289	206,381
Net income	165,981	205,104	132,908
Adjustment to initially apply FIN 48	—	691	—

Balance at end of year	$711,065	545,084	339,289

Accumulated Other Comprehensive Income
Balance at beginning of year	$128,010	50,731	8,124
Foreign currency translation adjustments, net	(43,244)	63,918	48,244
Unrecognized gain (loss) on cash flow hedges, net of tax	110	(1,667)	(330)
Minimum pension liability adjustments, net of tax	—	—	4,422
Pension and other postretirement prior service cost and actuarial gain or loss, net of tax	(12,612)	9,597	—

Other comprehensive (loss) income	(55,746)	71,848	52,336
Adjustment to initially apply SFAS No. 158	—	—	(9,729)
Cumulative prior period translation adjustment	—	5,440	—
Currency translation	4	(9)	—

Balance at end of year	$72,268	128,010	50,731

Treasury Stock
Balance at beginning of year	$(29,894)	(28,910)	(29,319)
Purchases of treasury stock	(100,901)	(957)	(2,375)
Deferred compensation	(44)	(27)	2,784

Balance at end of year	$(130,839)	(29,894)	(28,910)

Total Stockholders’ Equity	$1,198,748	1,159,713	852,530

Comprehensive Income
Net income	$165,981	205,104	132,908
Other comprehensive (loss) income	(55,746)	71,848	52,336

Comprehensive income	$110,235	276,952	185,244

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

GARDNER DENVER, INC.

Years ended December 31
(Dollars in thousands)

	2008	2007	2006

Cash flows from operating activities:
Net income	$165,981	205,104	132,908
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	61,484	58,584	52,209
Foreign currency transaction loss (gain), net	10,622	(681)	514
Net loss on asset dispositions	608	364	808
LIFO liquidation income	(569)	(1,292)	(400)
Stock issued for employee benefit plans	4,732	4,664	3,773
Stock-based compensation expense	4,500	4,988	5,340
Excess tax benefits from stock-based compensation	(8,523)	(6,320)	(3,674)
Deferred income taxes	(4,264)	(13,555)	(2,698)
Changes in assets and liabilities:
Receivables	9,463	(36,374)	(18,488)
Inventories	35,058	(16,231)	(7,449)
Accounts payable and accrued liabilities	(20,570)	566	30
Other assets and liabilities, net	19,277	(18,189)	4,319

Net cash provided by operating activities	277,799	181,628	167,192

Cash flows from investing activities:
Capital expenditures	(41,047)	(47,783)	(41,115)
Net cash paid in business combinations	(356,506)	(205)	(21,120)
Disposals of property, plant and equipment	2,236	1,676	11,596
Other	912	679	—

Net cash used in investing activities	(394,405)	(45,633)	(50,639)

Cash flows from financing activities:
Principal payments on short-term borrowings	(66,940)	(37,074)	(33,266)
Proceeds from short-term borrowings	64,920	39,377	28,339
Principal payments on long-term debt	(628,068)	(276,351)	(331,576)
Proceeds from long-term debt	877,130	148,799	158,197
Proceeds from stock option exercises	11,099	9,003	5,773
Excess tax benefits from stock-based compensation	8,523	6,320	3,674
Purchase of treasury stock	(100,919)	(960)	(1,260)
Debt issuance costs	(8,891)	—	(570)
Other	(1,258)	(959)	(159)

Net cash provided by (used in) financing activities	155,596	(111,845)	(170,848)

Effect of exchange rate changes on cash and equivalents	(11,177)	6,441	5,720

Increase (decrease) in cash and equivalents	27,813	30,591	(48,575)
Cash and equivalents, beginning of year	92,922	62,331	110,906

Cash and equivalents, end of year	$120,735	92,922	62,331

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
GARDNER DENVER, INC.
(Dollars in thousands except per share amounts or amounts described in millions)

Note 1:	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements reflect the operations of Gardner Denver, Inc. (“Gardner Denver” or the “Company”) and its subsidiaries. Certain prior year amounts have been reclassified to conform to the current year presentation (see “Reclassifications” below, Note 20 “Guarantor Subsidiaries” and Note 21 “Quarterly Financial and Other Supplemental Information (Unaudited)”). All share and per share amounts referenced in this Annual Report on Form 10-K have been adjusted to reflect the two-for-one stock split (in the form of a 100% stock dividend) that occurred on June 1, 2006.

Principles of Consolidation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates the estimates and assumptions related to the allowance for doubtful trade receivables, inventory obsolescence, warranty reserves, value of equity-based awards, goodwill and purchased intangible asset valuations, asset impairments, employee benefit plan liabilities, income tax liabilities and assets and related valuation allowances, uncertain tax positions, restructuring reserves, litigation and other loss contingencies, and the allocation of corporate costs to reportable segments. Actual results could differ materially and adversely from those estimates and assumptions, and such results could affect the Company’s consolidated net income, financial position, or cash flows.

Reclassifications

Effective in 2008, the Company’s presentation of certain expenses within its consolidated statements of operations was changed. Foreign currency gains and losses, employee termination and certain retirement costs and certain other operating expenses and income previously included in “Selling and administrative expenses,” have been reported as “Other operating expense, net.” This change in presentation was made in accordance with Rule 5-03 of Regulation S-X and in connection with charges recorded during the year ended December 31, 2008, including mark-to-market adjustments for cash transactions and forward currency contracts on British pound sterling (“GBP”) entered into in order to limit the impact of changes in the U.S. dollar (“USD”) to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s new revolving credit facility following completion of the CompAir Holdings Limited (“CompAir”) acquisition (see Note 3 “Business Combinations”). This change in presentation had no effect on reported consolidated operating income, income before income taxes, net income, per share amounts or reportable segment operating income. Amounts presented for the years ended December 31, 2007 and 2006 have been reclassified to conform to the current presentation. The following table provides the reclassifications for the periods indicated. See also Note 20, “Guarantor Subsidiaries.”

	Year Ended December 31,
	2007	2006

Amounts Reclassified
Selling and administrative expenses	$(1,355)	(5,358)
Other operating expense, net	1,355	5,358

Net	$—	—

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries, where the functional currency is not the USD, are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Adjustments resulting from the translation of the financial statements of foreign operations into USD are excluded from the determination of net income, and are reported in accumulated other comprehensive income, a separate component of stockholders’ equity, and included as a component of other comprehensive income. Assets and liabilities of subsidiaries that are denominated in currencies other than the subsidiaries’ functional currency are remeasured into the functional currency using end of period exchange rates, or historical rates, for certain balances, where applicable. Gains and losses related to these remeasurements are recorded within the consolidated statements of operations as a component of “Other operating expense, net.

Revenue Recognition

The Company recognizes revenue from the sale of products and services under the provisions of U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Accordingly, revenue is recognized only when a firm sales agreement is in place, delivery has occurred or services have been rendered and collectability of the fixed or determinable sales price is reasonably assured. These criteria are usually met at the time of product shipment. Service revenue is earned and recognized when services are performed and collection is reasonably assured and are not material to any period presented.

In revenue transactions where installation is required, revenue can be recognized when the installation obligation is not essential to the functionality of the delivered product. Certain of our sales of products involve inconsequential or perfunctory performance obligations for non-essential installation supervision or training. We consider these obligations to be inconsequential and perfunctory as their fair value is relatively insignificant relative to the related revenue; we have a demonstrated history of completing the remaining tasks in a timely manner; the skills required to complete these tasks are not unique to the company and, in many cases, can be provided by third parties or the customer; and in the event that we fail to complete the remaining obligations under the sales contract, we do not have a refund obligation. When the only remaining undelivered performance obligation under an arrangement is inconsequential or perfunctory, revenue is recognized on the total contract and a provision for the cost of the unperformed obligation is recorded.

In revenue transactions where the sales agreement includes customer-specific objective criteria, revenue is recognized only after formal acceptance occurs or the Company has reliably demonstrated that all specified customer acceptance criteria have been met. The Company defers the recognition of revenue when advance payments are received from customers before performance obligations have been completed and/or services have been performed.

Cash and Equivalents

Cash and equivalents are highly liquid investments primarily consisting of demand deposits. Cash and equivalents have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. As of December 31, 2008, cash of $3.8 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company and its subsidiaries.

Accounts Receivable

Trade accounts receivable consist of amounts owed for orders shipped to and services performed for customers and are stated net of an allowance for doubtful accounts. Reviews of customers’ creditworthiness are performed prior to order acceptance or order shipment.

The allowance for doubtful accounts represents the estimated losses that may result from the Company’s inability to fully collect amounts due from its customers. The allowance is determined based on a combination of factors including the length of time that the trade receivables are past due and the Company’s knowledge of circumstances relating to specific customers’ ability to meet their financial obligations.

Inventories

Inventories, which consist of materials, labor and manufacturing overhead, are carried at the lower of cost or market value. Fixed manufacturing overhead is allocated to the cost of inventory based on the normal capacity of the production facility. Unallocated overhead during periods of abnormally low production levels are recognized as cost of sales in the period in which they are incurred. As of December 31, 2008, $229.9 million (81%) of the Company’s inventory is accounted for on a first-in, first-out (FIFO) basis with the remaining $54.9 million (19%) accounted for on a last-in, first-out (LIFO) basis. The Company establishes inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. Shipping and handling costs are classified as a component of cost of sales in the consolidated statements of operations.

Property, Plant and Equipment

Property, plant and equipment includes the historic cost of land, buildings, equipment and significant improvements to existing plant and equipment or in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Repair and maintenance costs that do not extend the useful life of an asset are charged against earnings as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: buildings — 10 to 50 years; machinery and equipment — 7 to 15 years; office furniture and equipment — 3 to 10 years; and tooling, dies, patterns, etc. — 3 to 7 years.

Asset Retirement Obligations

Asset retirement obligations are recognized at fair value in the period in which they are incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding asset capitalized at inception is depreciated over the useful life of the asset. In addition, the Company has certain legal obligations for asset retirements related to disposing of materials in the event of closure, abandonment or sale of certain of its facilities. The amount of such obligations is not material.

Goodwill and Other Long-Lived Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Intangible assets, including goodwill, are assigned to the operating divisions based upon their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 25 years. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” intangible assets deemed to have indefinite lives and goodwill are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of an operating division below its aggregate carrying value. The Company performs the impairment test at the operating division level during the third quarter of each fiscal year using balances as of June 30. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable operating divisions with their aggregate carrying values, including goodwill. The Company determines the fair value of its operating divisions using assumptions based upon available information regarding expected future cash flows and a discount rate that is based upon the cost of capital specific to the Company reflective of a market transaction between market participants. The Company believes that these assumptions are reasonable and comply with GAAP. If the carrying amount of an operating division exceeds its fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected operating division’s goodwill with the carrying value of that goodwill.

The Company accounts for long-lived assets, including intangible assets that are amortized, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires that all long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present, such as reductions in demand for the Company’s products or significant economic slowdowns in the Company’s end markets, reviews are performed to determine whether the carrying value of an asset to be held and used is impaired. Such reviews involve a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset over its remaining useful life. If the comparison indicates that there is impairment, the impaired asset is written down to its fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted expected future cash flows. The impairment to be recognized as a non-cash charge to earnings is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value, less costs to dispose.

Warranty Reserves

The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon historical warranty experience and additionally for any known product warranty issues. The Company’s products typically carry a one year warranty. Although the Company engages in extensive product quality programs and processes, the Company’s warranty obligation has been and may in the future be affected by product failure rates, repair or field replacement costs and additional development costs incurred in correcting any product failure.

Pension and Other Postretirement Benefits

Gardner Denver sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. In determining these assumptions, the Company consults with outside actuaries and other advisors. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected health care cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2008 and 2007 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost. See Note 11 “Benefit Plans” for disclosures related to Gardner Denver’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

Income Taxes

The Company has determined tax expense and other deferred tax information based on the liability method. Deferred income taxes are provided on temporary differences between assets and liabilities for financial and tax reporting purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. A valuation allowance is established for deferred tax assets for which realization is not assured.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The Company believes that its income tax liabilities, including related interest, are adequate in relation to the potential for additional tax assessments. There is a risk, however, that the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in income tax expense and, therefore, could have a material impact on the Company’s tax provision, net income and cash flows. The Company reviews its liabilities quarterly, and may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new cases law, negotiations between tax authorities of different countries concerning transfer prices, the resolution of audits, or the expiration of statutes of limitations. Adjustments are most likely to occur in the year during which major audits are closed.

Research and Development

During the years ended December 31, 2008, 2007, and 2006, the Company spent approximately $38.7 million, $37.3 million, and $33.9 million, respectively on research activities relating to the development of new products and the improvement of existing products. All such expenditures were funded by the Company and were expensed as incurred.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based payments to employees in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). Accordingly, no stock-based employee compensation expense was recognized in the Company’s consolidated financial statements for fiscal years prior to 2006, as all stock option awards granted under the Company’s stock-based compensation plans had an exercise price equal to the market value of the common stock on the date of the grant. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) using the modified prospective transition method. Under this transition method, starting with the fiscal year ended December 31, 2006, stock-based compensation expense recognized includes: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated. The Company’s stock-based compensation plans and share-based payments are described more fully in Note 15 “Stock-Based Compensation Plans.”

Comprehensive Income

The Company’s comprehensive income consists of net income and other comprehensive income (loss), consisting of (i) foreign currency adjustments consisting of unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations and on investments (including hedges of net investments in foreign operations, net of income taxes), (ii) unrecognized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes, (iii) in 2007 and 2008, pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes, and (iv) in 2006, minimum pension liability adjustments, net of income tax. See Note 13 “Accumulated Other Comprehensive Income.”

Note 2:	New Accounting Standards

Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006 and was adopted by the Company effective January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement was effective for the Company on January 1, 2008. In

February 2008, the FASB released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the effective date of FASB No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangible assets with indefinite lives and certain other items. The adoption of the provisions of SFAS No. 157 with respect to the Company’s financial assets and liabilities only did not have a significant effect on the Company’s consolidated statements of operations, balance sheets and statements of cash flows. The adoption of SFAS No. 157 with respect to the Company’s non-financial assets and liabilities, effective January 1, 2009, is not expected to have a significant effect on the Company’s consolidated financial statements. See Note 16 “Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments” for the disclosures required by SFAS No. 157 regarding the Company’s financial instruments measured at fair value.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income, net of tax, to report the funded status of defined benefit pension and other postretirement benefit plans. Additionally, this statement requires companies to measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet. SFAS No. 158 requires prospective application and is effective for fiscal years ending after December 15, 2006. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit pension and other postretirement benefit plans as of December 31, 2006. The initial recognition of the funded status resulted in a decrease in total stockholders’ equity of $9.7 million, which was net of a tax benefit of $3.4 million. The effect of adopting SFAS No. 158 on the Company’s consolidated financial position at December 31, 2006 has been included in the accompanying consolidated financial statements (see Note 11 “Benefit Plans”).

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

In December 2007, the SEC issued SAB No. 110, “Certain Assumptions Used in Valuation Methods” (“SAB 110”). SAB 110 allows public companies to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007 if they do not have historically sufficient experience to provide a reasonable estimate. The Company used the “simplified” method to determine the expected term for the majority of its 2006 and 2007 option grants. SAB 110 was effective for the Company on January 1, 2008 and, accordingly, the Company no longer uses the “simplified” method to estimate the expected term of future option grants. The adoption of SAB 110 did not have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarifies how SFAS No. 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value. It also reaffirms the notion of fair value as the exit price as of the measurement date. FSP No. 157-3 was effective upon issuance, which included periods for which financial statements have not yet been issued. The adoption of FSP No. 157-3 had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business is to (i) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determine what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This replaces the guidance of SFAS No. 141, “Business Combinations” (“SFAS No. 141”) which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. In addition, costs incurred by the acquirer to effect the acquisition and restructuring costs that the acquirer expects to incur, but is not obligated to incur, are to be recognized separately from the acquisition. SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This Statement requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which generally will be the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Contingent consideration should be recognized at the acquisition date, measured at its fair value at that date. SFAS No. 141(R) defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and requires the acquirer to recognize that excess in earnings as attributable to the acquirer. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is prohibited. The Company expects that SFAS No. 141(R) will have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date of January 1, 2009. See also Note 14 “Income Taxes.”

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). This statement requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated statement of operations. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will apply the provisions of this statement prospectively, as required, beginning on January 1, 2009 and does not expect its adoption to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No 161 requires enhanced disclosures for derivative instruments and hedging activities, including (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flow. Under SFAS No. 161, entities must disclose the fair value of derivative instruments, their gains or losses and their location in the balance sheet in tabular format, and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The fair value amounts must be disaggregated by asset and liability values, by derivative instruments that are designated and qualify as hedging instruments and those that are not, and by each major type of derivative contract. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. The Company will apply the provisions of this statement prospectively, as required, beginning on January 1, 2009; however, its adoption will not have an impact on the determination of the Company’s financial results.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”) and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in FSP No. 142-3 is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company will apply the provisions of this statement prospectively, as required, beginning on January 1, 2009 and does not expect its adoption to have a material effect on its consolidated financial statements.

In December 2008, the FASB issued FSP No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132R-1”). FSP No. 132R-1 provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans and is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is currently evaluating the disclosure impact of adopting this new guidance on its consolidated financial statements; however, its adoption will not have an impact on the determination of the Company’s financial results.

Note 3:	Business Combinations

The following table presents summary information with respect to acquisitions completed by Gardner Denver during the last three years:

Date of Acquisition	Acquired Entity	Transaction Value

October 20, 2008	CompAir Holdings Limited	£218.2 million (approximately $378.4 million)
August 6, 2008	Best Aire, Inc.	$5.9 million
January 9, 2006	Todo Group	126.2 million Swedish Kronor (approximately $16.1 million)

All acquisitions have been accounted for using the purchase method and, accordingly, their results are included in the Company’s consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date.

Acquisition of CompAir Holdings Limited

On October 20, 2008, the Company acquired CompAir, a leading global manufacturer of compressed air and gas solutions. The acquisition of CompAir allows the Company to further broaden its geographic presence, diversify its end market segments served, and provides opportunities to reduce operating costs and achieve sales and marketing efficiencies. CompAir’s products are complementary to the Compressor and Vacuum Products segment’s product portfolio. The Company acquired all outstanding shares and share equivalents of CompAir for a total purchase price of $378.4 million, which consisted of $329.9 million in shareholder consideration, $39.8 million of CompAir external debt retired at closing and $8.7 million of transaction costs and other liabilities settled at closing. With the transaction the Company also assumed approximately $5.9 million in long-term debt. As of October 20, 2008, CompAir had $24.1 million in cash and equivalents. The net transaction value, including assumed debt (net of cash acquired) and direct acquisition costs, was approximately $360.2 million. There are no remaining material contingent payments or commitments related to this acquisition.

The following table summarizes the Company’s preliminary estimates of the fair values of the assets acquired and liabilities assumed at the date of acquisition. This allocation is subject to change upon finalization of the appraisal of intangible assets and the valuation of other assets acquired and liabilities assumed.

CompAir Holdings Limited

Assets Acquired and Liabilities Assumed

October 20, 2008
(Dollars in thousands)

Cash & equivalents	$24,094
Accounts receivable, net	101,634
Inventories, net	73,102
Property, plant and equipment	37,477
Other assets	11,292
Identifiable intangible assets	166,018
Goodwill	155,466
Current liabilities	(117,913)
Long-term debt	(5,921)
Long-term deferred income taxes	(35.350)
Other long-term liabilities	(31,497)

Aggregate purchase price	$378,402

The following table summarizes the preliminary fair values of the intangible assets acquired in the CompAir acquisition:

Amortizable intangible assets:
Technology	$40,647
Trademarks	52,821
Customer relationships	64,248
Other	8,302
Unamortizable intangible assets:
Goodwill	155,466

Total intangible assets	$321,484

The weighted-average amortization period for technology, trademarks, customer relationships and other amortizable assets are 19, 25, 16 and 2 years, respectively. All of the goodwill has been assigned to the Compressor and Vacuum Products segment and none of the goodwill amount is expected to be deductible for tax purposes.

The following unaudited pro forma financial information for the years ended December 31, 2008 and 2007 assumes that the CompAir acquisition had been completed as of January 1, 2007. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or what would have occurred had the CompAir acquisition been consummated on the date indicated.

	2008(1)	2007(2)
	Unaudited	Unaudited

Revenues	$2,448,154	2,401,188
Net income	164,524	185,708
Diluted earnings per share	$3.10	3.44

(1)	Net income and diluted earnings per share in 2008 reflect charges totaling approximately $10.4 million, before income tax, for mark-to-market adjustments for cash transactions and forward currency contracts on GBP entered into to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s revolving credit facility following the completion of the CompAir acquisition.

(2)	Net income and diluted earnings per share in 2007 reflect a charge of approximately $3.3 million, before income tax, attributable to the valuation of the inventory of CompAir at the acquisition date.

Note 4:	Restructuring

In 2008, the Company finalized and announced certain restructuring plans designed to address (i) rationalization of the Company’s manufacturing footprint, (ii) the slowing global economy and the resulting deterioration in the Company’s end market conditions and (iii) the integration of CompAir into its existing operations. These plans included the closure and consolidation of manufacturing facilities in Europe and the U.S., and various voluntary and involuntary employee termination and relocation programs primarily affecting salaried employees. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statements No. 5 and 43,” a charge totaling $11.1 million (included in “Other operating expense, net”) was recorded in 2008, of which $10.0 million was associated with the Compressor and Vacuum Products segment and $1.1 million was associated with the Fluid Transfer Products segment. Execution of these plans, including payment of employee severance benefits, is expected to be substantively completed during 2009.

In connection with the acquisition of CompAir, the Company began to implement plans identified at or prior to the acquisition date to close and consolidate certain former CompAir facilities, primarily in North America and Europe. These plans included various voluntary and involuntary employee termination and relocation programs affecting both salaried and hourly employees and exit costs associated with the sale, lease termination or sublease of certain manufacturing and administrative facilities. The terminations, relocations and facility exits are expected to be substantively completed during 2009. A liability of $8.9 million was included in the allocation of the CompAir purchase price for the estimated cost of these actions at October 20, 2008 in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Any adjustments to this liability will be recorded as adjustments to the allocation of the purchase price of CompAir.

The following table summarizes the activity in the restructuring accrual accounts. The balance at December 31, 2007 is related to restructuring plans associated with the acquisition of Thomas in 2005, all of which were completed during 2008.

	Termination
	Benefits	Other	Total

Balance at December 31, 2007	$1,119	323	1,442
Charged to expense	10,079	1,027	11,106
Acquisition purchase price allocation	7,455	1,446	8,901
Paid	(4,321)	(367)	(4,688)
Other, net (primarily foreign currency translation)	(698)	(64)	(762)

Balance at December 31, 2008	$13,634	2,365	15,999

Note 5:	Allowance for Doubtful Accounts

The allowance for doubtful trade accounts receivable as of December 31, 2008, 2007 and 2006 consists of the following:

	2008	2007	2006

Balance at beginning of year	$8,755	9,184	8,105
Provision charged to expense	1,702	960	1,644
Acquisitions	2,752	—	—
Charged to other accounts (1)	(451)	773	1,070
Deductions	(2,116)	(2,162)	(1,635)

Balance at end of year	$10,642	8,755	9,184

(1)	Includes primarily the effect of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the U.S. dollar.

Note 6:	Inventories

Inventories as of December 31, 2008 and 2007 consist of the following:

	2008	2007

Raw materials, including parts and subassemblies	$159,425	142,546
Work-in-process	47,060	47,622
Finished goods	90,951	77,629

	297,436	267,797
Excess of FIFO costs over LIFO costs	(12,611)	(11,351)

Inventories, net	$284,825	256,446

During 2008 and 2007, the amount of inventories in certain LIFO pools decreased, which resulted in liquidations of LIFO inventory layers, which are carried at lower costs. The affect of these liquidations was to increase net income in 2008 and 2007 by approximately $351 and $801, respectively. It is the Company’s policy to record the earnings effect of LIFO inventory liquidations in the quarter in which a decrease for the entire year becomes certain. In both 2008 and 2007, the LIFO liquidation income was recorded in the fourth quarter. The Company believes that FIFO costs in the aggregate approximate replacement or current cost and, thus, the excess of replacement or current cost over LIFO value was $12.6 million and $11.4 million as of December 31, 2008 and 2007, respectively.

Note 7:	Property, Plant and Equipment

Property, plant and equipment as of December 31, 2008 and 2007 consist of the following:

	2008	2007

Land and land improvements	$28,818	27,921
Buildings	143,489	140,455
Machinery and equipment	269,898	240,333
Tooling, dies, patterns, etc.	64,162	54,265
Office furniture and equipment	50,107	45,956
Other	17,759	12,587
Construction in progress	14,455	21,934

	588,688	543,451
Accumulated depreciation	(283,676)	(250,071)

Property, plant and equipment, net	$305,012	293,380

Note 8:	Goodwill and Other Intangible Assets

Intangible assets, including goodwill, are assigned to the operating divisions based upon their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 25 years. Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of an operating division below its aggregate carrying value. The Company performs the impairment test at the operating division level during the third quarter of each fiscal year using balances as of June 30. Under the impairment test, if an operating division’s aggregate carrying value exceeds its estimated fair value, a goodwill impairment is recognized to the extent that the operating division’s carrying amount of goodwill exceeds the implied fair value of the goodwill. The Company determines the fair value of its operating divisions using assumptions based upon available information regarding expected future cash flows and a discount rate that is based upon the cost of capital specific to the Company reflective of a market transaction between market participants.

The Company performed its impairment testing during the third quarter of 2008 using balances as of June 30 and determined that the carrying values of intangible assets not subject to amortization and goodwill were not impaired. Subsequent to the Company’s annual impairment test, worldwide economic activity deteriorated due to credit conditions resulting from the financial crisis. As a result, the Company experienced a significant slowdown in orders and lowered projected near-term earnings levels compared to management’s expectations at the end of the second quarter of 2008. In addition, the Company’s common stock price declined during the second half of 2008 causing the market capitalization of the Company to drop to a level slightly above its book value at December 31, 2008. Based on the combination of these factors, the Company concluded that there were sufficient indicators to require the performance of interim goodwill and long-lived assets impairment analyses as of December 31, 2008.

As a result of the interim impairment analyses, the Company concluded that no impairment of goodwill and indefinite-lived intangibles had occurred. As part of these analyses, the Company performed additional impairment testing of one of its operating divisions as events and changes in circumstances indicated that goodwill and other intangibles assets assigned to this division may have been impaired. Upon completion of the additional testing procedures, the Company determined that the fair value of this operating division exceeded its aggregate carrying value. In performing these interim impairment analyses, the Company considered both the current and long-term projected level of earnings and cash flows generated by its businesses, and management’s expectations about the depth and duration of the current economic downturn. The Company does not believe that the near-term economic challenges are indicative of the long-term economic outlook for its businesses and the end markets it serves. It is possible that these assumptions may change if the economic environment continues to deteriorate or remains depressed at current levels for an extended period of time. In such circumstances the Company may record non-cash impairment charges relating to its goodwill and long-lived assets and the Company’s business, financial condition and results of operations will likely be materially and adversely affected.

The changes in the carrying amount of goodwill attributable to each reportable segment for the years ended December 31, 2008 and 2007 are presented in the table below. The adjustments to goodwill include reallocated goodwill between segments and reallocations of purchase price, primarily related to income tax matters, subsequent to the dates of acquisition for acquisitions completed in prior fiscal years.

	Compressor &	Fluid Transfer
	Vacuum Products	Products	Total

Balance as of December 31, 2006	$600,626	76,154	676,780
Adjustments to goodwill	(34,608)	(403)	(35,011)
Foreign currency translation	42,512	1,215	43,727

Balance as of December 31, 2007	$608,530	76,966	685,496

Acquisitions	157,533	—	157,533
Adjustments to goodwill	(6,008)	5,716	(292)
Foreign currency translation	(30,681)	(7,408)	(38,089)

Balance as of December 31, 2008	$729,374	75,274	804,648

Other intangible assets at December 31, 2008 and 2007 consist of the following:

	2008		2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists and relationships	$133,596	(17,654)	74,187	(16,063)
Acquired technology	91,713	(36,464)	44,658	(28,431)
Trademarks	57,332	(3,450)	4,534	(2,670)
Other	4,728	(2,883)	2,043	(404)
Unamortized intangible assets:
Trademarks	119,345	—	128,460	—

Total other intangible assets	$406,714	(60,451)	253,882	(47,568)

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

Amortization of intangible assets was $14.5 million and $12.3 million in 2008 and 2007, respectively. Amortization of intangible assets is anticipated to be approximately $22.9 million in 2009 and $20.7 million in 2010 through 2013 based upon exchange rates and intangible assets with finite useful lives included in the balance sheet as of December 31, 2008.

Note 9:	Accrued Liabilities

Accrued liabilities as of December 31, 2008 and 2007 consist of the following:

	2008	2007

Salaries, wages and related fringe benefits	$65,843	59,386
Taxes	14,133	13,390
Advance payments on sales contracts	36,938	37,154
Product warranty	19,141	15,087
Product liability, and medical and workers’ compensation claims	11,604	13,503
Restructuring	15,999	1,442
Other	60,892	44,888

Total accrued liabilities	$224,550	184,850

A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Balance as of January 1	$15,087	15,298	15,254
Product warranty accruals	16,073	12,409	12,561
Settlements	(15,168)	(13,168)	(14,216)
Acquisitions	3,975	—	—
Charged to other accounts (1)	(826)	548	1,699

Balance as of December 31	$19,141	15,087	15,298

(1)	Includes primarily the effect of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the U.S. dollar.

Note 10:	Debt

Debt as of December 31, 2008 and 2007 consists of the following:

	2008	2007

Short-term debt	$11,786	4,099

Long-term debt:
Credit Line, due 2010(1)	$—	58,329
Credit Line, due 2013(2)	37,000	—
Term Loan, due 2010(1)	—	76,103
Term Loan denominated in U.S. dollars, due 2013(3)	177,750	—
Term Loan denominated in euros, due 2013(4)	165,284	—
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages(5)	8,911	9,993
Variable Rate Industrial Revenue Bonds, due 2018(6)	8,000	8,000
Capitalized leases and other long-term debt	9,937	8,200

Total long-term debt, including current maturities	531,882	285,625
Current maturities of long-term debt	25,182	21,638

Long-term debt, less current maturities	$506,700	263,987

(1)	The Credit Line and Term Loan due in 2010 were repaid with proceeds from the new 2008 Credit Agreement.

(2)	The loans under this facility may be denominated in U.S. dollars or several foreign currencies. At December 31, 2008, the outstanding balance consisted only of U.S. dollar borrowings. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency. The weighted-average interest rate was 2.9% as of December 31, 2008. The interest rate averaged 4.7% for the period from the loan’s inception to December 31, 2008.

(3)	The interest rate for this loan varies with prime, federal funds and/or LIBOR. At December 31, 2008, this rate was 3.0% and averaged 5.0% for the period from the loan’s inception to December 31, 2008.

(4)	The interest rate for this loan varies with LIBOR. At December 31, 2008, the rate was 5.2% and averaged 6.5% for the period from the loan’s inception to December 31, 2008.

(5)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €6,389 at December 31, 2008. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

(6)	The interest rate varies with market rates for tax-exempt industrial revenue bonds. At December 31, 2008, this rate was 2.6% and averaged 2.8% for the year ended December 31, 2008. These industrial revenue bonds are secured by an $8,100 standby letter of credit.

On September 19, 2008, the Company entered into a new credit agreement with a syndicate of lenders (the “2008 Credit Agreement”) consisting of (i) a $310.0 million revolving credit facility, (ii) a $180.0 million term loan and (iii) a €120.0 million term loan, each maturing on October 15, 2013. In addition, the 2008 Credit Agreement provides for a possible increase in the revolving credit facility of up to $200.0 million. Proceeds from the 2008 Credit Agreement were used to fund the CompAir acquisition and retire $167.8 million of debt outstanding under the previous credit agreement.

The new Term Loan denominated in U.S. dollars has a final maturity of October 15, 2013. This loan requires quarterly principal payments aggregating $11.3 million, $20.3 million, $29.2 million, $49.5 million, and $67.5 million in 2009 through 2013, respectively. The new Term Loan denominated in euros has a final maturity of October 15, 2013. This loan requires quarterly principal payments aggregating €7.5 million, €13.5 million, €19.5 million, €33.0 million and €45.0 million in 2009 through 2013, respectively.

All borrowings and letters of credit under the 2008 Credit Agreement are subject to the satisfaction of customary conditions, including absence of default and accuracy of representations and warranties.

The interest rates per annum applicable to loans under the 2008 Credit Agreement are, at the Company’s option, either a base rate plus an applicable margin percentage or a Eurocurrency rate plus an applicable margin. The base rate option is available only on borrowings denominated in U.S. dollars.

The base rate will be greater of (i) the prime rate or (ii) one-half of 1% over the weighted average of rates on overnight federal funds as published by the Federal Reserve Bank of New York. The Eurocurrency rate will be

LIBOR. The initial applicable margin percentage over the base rate was 1.25% and the initial applicable margin percentage over LIBOR was 2.5% with respect to the new term loans and 2.1% with respect to loans under the revolving credit facility. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages will be subject to adjustments based upon the ratio of the Company’s Consolidated Total Debt to Consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. The Company periodically uses interest rate swaps to hedge some of its exposure to variability in future LIBOR-based interest payments on variable-rate debt (see Note 16 “Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments”).

The obligations under the 2008 Credit Agreement are guaranteed by the Company’s existing and future domestic subsidiaries, and are secured by a pledge of the capital stock of each of the Company’s existing and future material domestic subsidiaries as well as 65% of the capital stock of each of the Company’s existing and future first-tier material foreign subsidiaries.

The 2008 Credit Agreement includes customary covenants that are substantially similar to those contained in the Company’s previous credit facilities. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. The maximum total leverage ratio test becomes more restrictive over time.

The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement are entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.

The Revolving Line of Credit matures on October 15, 2013. Loans under this facility may be denominated in U.S. dollars or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement. On December 31, 2008, the Revolving Line of Credit had an outstanding principal balance of $37.0 million. In addition, letters of credit in the amount of $20.8 million were outstanding on the Revolving Line of Credit at December 31, 2008, leaving $252.2 million available for future use, subject to the terms of the Revolving Line of Credit.

The Company has also issued $125.0 million of 8% Senior Subordinated Notes due in 2013 (the “Notes”). The Notes have a fixed annual interest rate of 8% and are guaranteed by certain of the Company’s domestic subsidiaries. At any time prior to May 1, 2009, the Company may redeem all or part of the Notes issued under the Indenture at a redemption price equal to 100% of the principal amount of the Notes redeemed plus an applicable premium in the range of 1% to 4% of the principal amount, and accrued and unpaid interest and liquidated damages, if any. On or after May 1, 2009, the Company may redeem all or a part of the Notes at varying redemption prices, plus accrued and unpaid interest and liquidated damages, if any. Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any. The Indenture contains events of default and affirmative, negative and financial covenants customary for such financings, including, among other things, limits on incurring additional debt and restricted payments.

The Term Loan denominated in euros has been designated as a hedge of net euro investments in foreign operations. As such, changes in the reported amount of these borrowings due to changes in currency exchange rates are included in accumulated other comprehensive income (see Note 13 “Accumulated Other Comprehensive Income”).

Debt maturities for the five years subsequent to December 31, 2008 and thereafter are $36.2 million, $40.6 million, $57.8 million, $96.7 million, $293.2 million and $19.2 million, respectively.

The rentals for all operating leases were $24.7 million, $20.5 million, and $18.5 million, in 2008, 2007 and 2006, respectively. Future minimum rental payments for operating leases for the five years subsequent to December 31,

2008 and thereafter are $29.6 million, $22.7 million, $17.5 million, $12.1 million, $8.2 million, and $30.4 million, respectively.

Note 11:	Benefit Plans

Pension and Postretirement Benefit Plans

The Company sponsors a number of pension and postretirement plans worldwide. Benefits are provided to employees under defined benefit pay-related and service-related plans, which are non-contributory in nature. The Company’s funding policy for the U.S. defined benefit retirement plans is to annually contribute amounts that equal or exceed the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company’s annual contributions to the international retirement plans are consistent with the requirements of applicable laws.

Effective October 20, 2008, the Company completed its acquisition of CompAir. CompAir sponsors a number of defined benefit and defined contribution plans in several countries. The primary defined benefit plans are located in Germany, the United Kingdom, the U.S. and South Africa. The majority of such plans are frozen to new participants and, in certain instances, no additional future service credits are awarded.

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

The Company also provides postretirement healthcare and life insurance benefits in the U.S. and South Africa to a limited group of current and former retired employees. All of the Company’s postretirement benefit plans are unfunded.

The following table provides a reconciliation of the changes in the benefit obligations (the projected benefit obligation in the case of the pension plans and the accumulated benefit obligation in the case of the other postretirement plans) and in the fair value of plan assets over the two-year period ended December 31, 2008. The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.

	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2008	2007	2008	2007	2008	2007

Reconciliation of benefit obligations:
Obligations as of January 1	$72,862	75,018	$218,845	211,703	$19,476	25,139
Service cost	—	—	1,098	3,847	20	16
Interest cost	4,229	4,202	11,910	10,916	1,139	1,412
Actuarial (gains) losses	(1,353)	(473)	(30,738)	(8,812)	(1,985)	(4,966)
Employee contributions	—	—	—	814	—	—
Plan amendments	—	—	519	—	—	(496)
Benefit payments	(4,885)	(5,885)	(6,368)	(6,357)	(1,839)	(1,629)
Acquisitions	1,997	—	17,106	337	652	—
Effect of foreign currency exchange rate changes	—	—	(43,114)	6,397	46	—

Benefit obligations as of December 31	$72,850	72,862	$169,258	218,845	$17,509	19,476

Reconciliation of fair value of plan assets:
Fair value of plan assets as of January 1	$59,888	63,223	$179,006	147,407
Actual return on plan assets	(15,938)	1,744	(18,461)	14,840
Acquisitions	1,600	—	1,482	343
Employer contributions	3,816	806	6,558	19,430
Employee contributions	—	—	—	814
Benefit payments and plan expenses	(4,885)	(5,885)	(6,368)	(7,253)
Effect of foreign currency exchange rate changes	—	—	(39,552)	3,425

Fair value of plan assets as of December 31	$44,481	59,888	$122,665	179,006

Funded status as of December 31	$(28,369)	(12,974)	$(46,593)	(39,839)	$(17,509)	(19,476)

The actual return on plan assets of the U.S. plans for 2007 in the above table is understated by approximately $2.0 million due to an overstatement of the 2006 actual return on plan assets by that same amount. The net periodic benefit cost for fiscal 2007 was calculated based upon the correct amount of plan assets.

Amounts recognized as a component of accumulated other comprehensive income at December 31, 2008 and 2007 that have not been recognized as a components of net periodic benefit cost are presented in the following table:

	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2008	2007	2008	2007	2008	2007

Net actuarial losses (gains)	$28,032	8,966	$11,218	10,339	$(11,189)	(10,551)
Prior-service cost (credit)	10	25	479	—	(612)	(986)

Amounts included in accumulated other comprehensive loss (income)	$28,042	8,991	$11,697	10,339	$(11,801)	(11,537)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year ending December 31, 2009, are $1.7 million and $0.1, respectively. The estimated net gain and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year ending December 31, 2009, are $1.4 million and $0.2 million, respectively.

The total pension and other postretirement accrued benefit liability is included in the following captions in the Consolidated Balance Sheets at December 31, 2008 and 2007:

	2008	2007

Accrued liabilities	$(3,099)	(2,727)
Postretirement benefits other than pensions	(15,764)	(17,237)
Other liabilities	(73,608)	(52,325)

Total pension and other postretirement accrued benefit liability	$(92,471)	(72,289)

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	U.S. Plans		Non-U.S. Plans
	2008	2007	2008	2007

Projected benefit obligation	$72,850	72,862	$58,759	27,518
Accumulated benefit obligation	72,850	72,862	55,905	26,966
Fair value of plan assets	44,481	59,888	18,965	6,888

The accumulated benefit obligation for all U.S. defined benefit pension plans was $72.8 million and $72.9 million at December 31, 2008 and 2007, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $151.3 million and $186.7 million at December 31, 2008 and 2007, respectively.

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income, before income tax effects, for the years ended December 31, 2008, 2007 and 2006:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Net periodic benefit (income) cost:
Service cost	$—	—	2,907	$1,098	3,847	5,639	$20	16	40
Interest cost	4,229	4,202	3,962	11,910	10,916	8,904	1,139	1,413	1,491
Expected return on plan assets	(4,630)	(4,535)	(4,353)	(12,561)	(11,926)	(9,950)	—	—	—
Amortization of prior-service cost (credit)	15	14	(57)	38	—	—	(374)	(443)	(274)
Amortization of net loss (gain)	149	186	452	(86)	400	512	(1,346)	(828)	(469)

Net periodic benefit (income) cost	(237)	(133)	2,911	399	3,237	5,105	$(561)	158	788

SFAS No. 88 (gain)/loss due to settlements or curtailments — special termination benefits	—	—	(294)	—	—	—	—	—	—

Total net periodic benefit (income) cost recognized	$(237)	(133)	2,617	$399	3,237	5,105	$(561)	158	788

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$19,215	2,317	N/A	$796	(11,191)	N/A	$(1,984)	(4,967)	N/A
Amortization of net actuarial (loss) gain	(149)	(186)	N/A	86	(400)	N/A	1,346	828	N/A
Prior service cost	—	—	N/A	519	—	N/A	—	(497)	N/A
Amortization of prior service (cost) credit	(15)	(14)	N/A	(38)	—	N/A	374	443	N/A
Effect of foreign currency exchange rate changes	—	—	N/A	(5)	9	N/A	—	—	N/A

Total recognized in other comprehensive income	$19,051	2,117	N/A	$1,358	(11,582)	N/A	$(264)	(4,193)	N/A

Total recognized in net periodic benefit cost and other comprehensive income	$18,814	1,984	N/A	$1,757	(8,345)	N/A	$(825)	(4,035)	N/A

The discount rate selected to measure the present value of the Company’s benefit obligations was derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under a plan. The Company selects the expected long-term rate of return on plan assets in consultation with the plans’ actuaries. This rate is intended to reflect the expected average rate of earnings on the funds invested or to be invested to provide plan benefits and the Company’s most recent plan assets target allocations. The plans are assumed to continue in force for as long as the assets are expected to be invested. In estimating the expected long-term rate of return on plan assets, appropriate consideration is given to historical performance of the major asset classes held or anticipated to be held by the plans and to current forecasts of future rates of return for those asset classes. Because assets are held in qualified trusts, expected returns are not adjusted for taxes. The following weighted-average actuarial assumptions were used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Discount rate	6.1%	5.9%	5.6%	5.8%	5.1%	4.6%	6.1%	5.9%	5.6%
Expected long-term rate of return on plan assets	8.0%	8.0%	8.0%	7.5%	7.5%	7.6%	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	5.5%	4.1%	3.9%	3.4%	N/A	N/A	N/A

The following weighted-average actuarial assumptions were used to determine benefit obligations at December 31:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Discount rate	6.3%	6.1%	5.9%	6.4%	5.8%	5.1%	6.4%	6.1%	5.9%
Rate of compensation increases	N/A	N/A	N/A	3.4%	4.2%	3.9%	N/A	N/A	N/A

The following actuarial assumptions were used to determine other postretirement benefit plans costs and obligations as of December 31:

	2008	2007	2006

Healthcare cost trend rate assumed for next year	8.9%	10.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.1%	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013	2013

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement medical plans. The following table provides the effects of a one-percentage-point change in assumed healthcare cost trend rates as of December 31, 2008:

	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic benefit cost — increase (decrease)	$74	$(65)
Effect on the postretirement benefit obligation — increase (decrease)	972	(869)

The following table reflects the estimated benefit payments for the next five years and for the years 2014 through 2018. The estimated benefit payments for the non-U.S. pension plans were calculated using foreign exchange rates as of December 31, 2008.

	Pension Benefits
		Non-U.S.	Other
	U.S. Plans	Plans	Postretirement Benefits

2009	$6,565	6,039	2,074
2010	6,857	6,300	2,111
2011	5,986	7,047	2,084
2012	5,818	7,231	2,076
2013	5,355	8,990	2,047
Aggregate 2014-2018	26,414	51,893	9,016

In 2009, the Company expects to contribute approximately $8.6 million to the U.S. pension plans and approximately $4.8 million to the non-U.S. pension plans. The expected total contributions to the U.S. pension plans include the impact of the Pension Protection Act (“PPA”) of 2006, which became effective on August 17, 2006, and the Worker, Retiree, and Employee Recovery Act of 2008 (“WRERA”). While the PPA and WRERA have some effect on specific plan provisions of the U.S. pension plans, their primary effect is to increase the minimum funding requirements for future plan years and to require contributions greater than the minimum funding requirements to avoid benefit restrictions. The Company’s expected contributions to the U.S. pension plans in fiscal 2009, covering both the 2008 and 2009 plan years, are approximately $6.5 million more than the required minimum funding requirements and satisfy the required minimum funded ratio for the U.S. pension plans to prevent any benefit restrictions.

The primary investment objectives for the Company’s plan assets are to optimize the long-term return on plan assets at an acceptable level of risk, to maintain a broad diversification across asset classes and among investment managers, to secure participant retirement benefits and to minimize reliance on contributions as a source of benefit security. The Company has a Benefits Committee (“Committee”) which manages the investment of the Company’s pension plan assets. The Committee determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets and an advisor to monitor the performance of the investment managers. None of the plan assets of Gardner Denver’s defined benefit plans are invested in the Company’s common stock. The Company’s pension plan asset allocations at December 31, 2008 and 2007, and target weighted-average allocations are as follows:

	U.S. Plans			Non-U.S. Plans
						Current
						Weighted
			Current			Average
			Target			Target
	2008	2007	Allocation	2008	2007	Allocation

Asset category:
Equity securities	60%	62%	60%	43%	48%	46%
Debt securities	28%	32%	32%	32%	21%	32%
Other	12%	6%	8%	25%	31%	22%

Total	100%	100%	100%	100%	100%	100%

The Other assets category for the U.S. and non-U.S. plans consists primarily of investments in insurance contracts and various diversified mutual funds, which invest in a combination of equity and bond securities. Approximately $2.3 million and $0.5 million of total U.S and non-U.S plans assets, respectively, were invested in real estate-type investments as of December 31, 2008. In addition, approximately $18.8 million, or 15.3%, of the non-U.S. plans assets were invested in a money market fund as of December 31, 2008 and are reported in the Other assets category.

Defined Contribution Plans

The Company also sponsors defined contribution plans at various locations throughout the world. Benefits are determined and funded regularly based on terms of the plans or as stipulated in a collective bargaining agreement. The Company’s full-time salaried and hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company’s contributions to the savings plans are in the form of the Company’s common stock or cash. The Company’s total contributions to all defined contribution plans in 2008, 2007 and 2006 were $18.0 million, $15.4 million and $9.3 million, respectively. Beginning November 1, 2006, in connection with the revisions to the U.S. Pension Plan, credits that had previously been made to employee accounts in the Pension Plan, are now made to employee accounts in the Savings Plan.

Other

The Company offers a long-term service award program for qualified employees at certain of its non-U.S. locations. Under this program, qualified employees receive a service gratuity (“Jubilee”) payment once they have achieved a certain number of years of service. The Company’s actuarially calculated obligation equaled $3.6 million and $2.7 million at December 31, 2008 and 2007, respectively.

There are various other employment contracts, deferred compensation arrangements, covenants not to compete and change in control agreements with certain employees and former employees. The liability associated with such arrangements is not material to the Company’s consolidated financial statements.

Note 12:	Stockholders’ Equity and Earnings Per Share

In November 2008, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 3,000,000 shares of the Company’s outstanding common stock. This program replaced a previous program authorized in November 2007 under which the Company repurchased 2,700,000 shares during 2008 at a total cost, excluding commissions, of $100.4 million. The new share repurchase program will remain in effect until all the authorized shares are repurchased unless modified by the Board of Directors. All common stock acquired will be held as treasury stock and will be available for general corporate purposes.

During 2008, the Company also terminated its existing Stock Repurchase Program for its executive officers and directors intended to provide a means for them to sell the Company’s common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise, grant or vesting of incentive stock options, restricted stock or performance shares. No shares were repurchased under this program during 2008.

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

At December 31, 2008 and 2007, 100,000,000 shares of $0.01 par value common stock and 10,000,000 shares of $0.01 par value preferred stock were authorized. Shares of common stock outstanding at December 31, 2008 and 2007 were 51,785,125 and 53,546,267, respectively. No shares of preferred stock were issued or outstanding at December 31, 2008 or 2007. The shares of preferred stock, which may be issued without further stockholder approval (except as may be required by applicable law or stock exchange rules), may be issued in one or more series, with the number of shares of each series and the rights, preferences and limitations of each series to be determined by the Company’s Board of Directors. The Company has an Amended and Restated Rights Plan (the “Rights Plan”) under which each share of Gardner Denver outstanding common stock has an associated right (the “Rights”) to purchase a fraction of a share of Gardner Denver Series A Junior Participating Preferred Stock. The Rights issued under the Rights Plan permit the rights holders under limited circumstances to purchase common stock of Gardner Denver or an acquiring company at a discounted price, which generally would be 50% of the respective stock’s then-current fair market value. The preferred stock that may be purchased upon exercise of such Rights provides preferred stockholders, among other things, a preferential quarterly dividend (which accrues until paid), greater voting rights, and greater rights over common stockholders to dividends, distributions and, in the case of an acquisition, consideration to be paid by the acquiring company.

The Company has not paid a cash dividend since its spin-off from Cooper Industries, Inc. in 1994 and has no current intention to pay cash dividends.

The following table details the calculation of basic and diluted earnings per common share for the years ended December 31, 2008, 2007 and 2006:

	2008			2007			2006
			Amt.			Amt.			Amt.
	Net	Wtd. Avg.	Per	Net	Wtd. Avg.	Per	Net	Wtd. Avg.	Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share

Basic earnings per share:
Income available to common stockholders	$165,981	52,599,571	$3.16	$205,104	53,222,731	$3.85	$132,908	52,330,405	$2.54
Diluted earnings per share:
Effect of dilutive securities:
Stock options granted and outstanding		541,432			820,426			1,129,702

Income available to common stockholders and assumed conversions	$165,981	53,141,003	$3.12	$205,104	54,043,157	$3.80	$132,908	53,460,107	$2.49

For the years ended December 31, 2008, 2007 and 2006, respectively, options to purchase an additional 439,168, 274,523 and 199,801 weighted-average shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

Note 13:	Accumulated Other Comprehensive Income

The Company’s other comprehensive income (loss) consists of (i) foreign currency adjustments consisting of unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations and on investments (including hedges of net investments in foreign operations, net of income taxes), (ii) unrecognized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes, (iii) in 2007 and 2008, pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes, and (iv) in 2006, minimum pension liability adjustments, net of income tax. See Note 16 “Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments” and Note 11 “Benefit Plans.”

The before tax income (loss), related income tax effect and accumulated balances are as follows:

					Accumulated
	Foreign	Unrecognized	Minimum	Pension and	Other
	Currency	(Losses) Gains on	Pension	Postretirement	Comprehensive
	Adjustments	Cash Flow Hedges	Liability	Benefit Plans	Income

Balance at December 31, 2005	$15,865	1,887	(9,628)	—	8,124
Before tax income (loss)	48,244	(532)	7,244	—	54,956
Income tax effect	—	202	(2,822)	—	(2,620)

Other comprehensive income (loss)	48,244	(330)	4,422	—	52,336
Reversal of minimum pension liability(1)	—	—	8,274	—	8,274
Income tax effect(1)	—	—	(3,068)	—	(3,068)
Recognition of funded status of benefit plans(1)	—	—	—	(21,451)	(21,451)
Income tax effect(1)	—	—	—	6,516	6,516

Balance at December 31, 2006	64,109	1,557	—	(14,935)	50,731
Before tax income (loss)	63,918	(2,689)	—	13,666	74,895
Income tax effect(2)	—	1,022	—	(4,069)	(3,047)

Other comprehensive income (loss)	63,918	(1,667)	—	9,597	71,848
Cumulative prior period translation adjustment(3)	5,440	—	—	—	5,440
Currency translation(4)	—	—	—	(9)	(9)

Balance at December 31, 2007	133,467	(110)	—	(5,347)	128,010
Before tax (loss) income(6)	(48,829)	177	—	(20,148)	(68,800)
Income tax effect(5)(6)	5,585	(67)	—	7,536	13,054

Other comprehensive (loss) income	(43,244)	110	—	(12,612)	(55,746)
Currency translation(4)	—	—	—	4	4

Balance at December 31, 2008(6)	$90,223	—	—	(17,955)	72,268

(1)	Reflects adoption of the recognition provisions of SFAS No. 158 as of December 31, 2006. See Note 11 “Benefit Plans.”

(2)	The income tax effect relative to pension and postretirement benefit plans in 2007 reflects a reduction in the German and United Kingdom income tax rates.

(3)	Represents the cumulative translation gain for the period September 30, 2004 to December 31, 2006 relative to certain assets and liabilities associated with the Company’s 2004 acquisition of Nash Elmo which were moved from a U.S. dollar subsidiary to various non-U.S. dollar (primarily euro) subsidiaries based on the exchange rates in effect at the acquisition date.

(4)	The Company uses the historical rate approach in determining the U.S. dollar amounts of changes to accumulated other comprehensive income associated with non-U.S. benefit plans.

(5)	Deferred income taxes were recorded in 2008 on unrealized foreign currency gains and losses associated with (i) the Company’s Term Loan denominated in euro under its 2008 Credit Agreement which was designated as a hedge of the Company’s net euro investment in its European subsidiaries and (ii) intercompany notes considered to be of a long-term nature, due to differences in the treatment of these items for accounting purposes, as required by SFAS No. 52, “Foreign Currency Translation” and income tax purposes.

(6)	Includes foreign currency losses on hedges of the Company’s net euro investment in its European subsidiaries of approximately $5.2 million before income tax, the income tax effect of approximately $2.0 million and balance of approximately $7.7 million at December 31, 2008.

Note 14:	Income Taxes

Income before income taxes consists of the following:

	2008	2007	2006

U.S.	$105,111	147,018	113,865
Non-U.S.	128,355	121,342	86,750

Income before income taxes	$233,466	268,360	200,615

The following table details the components of the provision for income taxes. A portion of these income taxes will be payable within one year and are, therefore, classified as current, while the remaining balance is deferred:

	2008	2007	2006

Current:
U.S. federal	$36,538	46,856	46,374
U.S. state and local	3,652	4,762	3,750
Non-U.S.	29,565	30,377	16,428
Deferred:
U.S. federal	(1,880)	(7,981)	(3,538)
U.S. state and local	977	(421)	(303)
Non-U.S.	(1,367)	(10,337)	4,996

Provision for income taxes	$67,485	63,256	67,707

The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate as follows:

	2008	2007	2006

U.S. federal corporate statutory rate	35.0%	35.0%	35.0%
State and local taxes, less federal tax benefit	2.0	1.7	1.7
Foreign income taxes	(7.2)	(8.4)	(4.4)
Export benefit	—	—	(0.4)
Manufacturing benefit	(1.0)	(0.9)	(0.5)
Repatriation, net of foreign financing tax effect	(0.5)	(3.7)	1.7
Other, net	0.6	(0.1)	0.7

Effective income tax rate	28.9%	23.6%	33.8%

The principal items that gave rise to deferred income tax assets and liabilities follow:

	2008	2007

Deferred tax assets:
Reserves and accruals	$36,295	31,734
Postretirement benefits other than pensions	9,985	7,446
Postretirement benefits — pensions	11,205	11,068
Tax loss carryforwards	33,299	7,484
Foreign tax credit carryforwards	5,803	5,080
Other	6,708	5,247

Total deferred tax assets	103,295	68,059
Valuation allowance	(14,920)	(5,431)
Deferred tax liabilities:
LIFO inventory	(8,576)	(615)
Property, plant and equipment	(30,580)	(31,194)
Intangibles	(102,731)	(71,077)
Other	(4,692)	(2,896)

Total deferred tax liabilities	(146,579)	(105,782)

Net deferred income tax liability	$(58,204)	(43,154)

As of December 31, 2008, the total balance of unrecognized tax benefits was $7.8 million, compared with $7.3 million at December 31, 2007. The increase in this balance primarily relates to transfer pricing in various jurisdictions and tax reserves recorded on the opening balance sheet of CompAir, partially offset by the expiration of the statute of limitations in various states and changes in foreign currency exchange rates. Included in the unrecognized tax benefits at December 31, 2008 is $7.8 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized, of which $1.9 million would be offset by a reduction of a corresponding deferred tax asset that was established in 2008. Below is the tabular reconciliation of January 1, 2008 tax reserves to December 31, 2008 tax reserves.

	2008	2007

Tax reserve balance at January 1	$7,323	15,283
CompAir opening balance sheet unrecognized tax benefits	1,575	—
Changes related to prior year tax positions	1,554	(4,952)
Changes due to currency fluctuations	(420)	366
Changes related to current year tax positions	117	—
Settlements	(259)	(2,868)
Lapses of statutes of limitations	(2,088)	(506)

Tax reserve balance at December 31	$7,802	7,323

In late January of 2009, the German taxing authority closed its tax examination with respect to an acquired foreign subsidiary for the tax years of 2000 to 2002. Due to the closure of the examination, in the first quarter of 2009, the Company anticipates decreasing the unrecognized tax benefit by approximately $2.5 million and reversing approximately $1.0 million of accrued interest expense attributable to that unrecognized tax benefit with a corresponding reduction to income tax expense of approximately $3.5 million.

The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize it as part of the provision for income taxes. The Company’s income tax liabilities at December 31, 2008 include approximately $2.1 million of accrued interest, and no penalties.

In the fourth quarter of 2008, the IRS announced an examination of Gardner Denver’s federal income tax returns for the years 2005 to 2007. As of the date of this report, the examination is in its initial stages. The statutes of limitations for the U.S. state tax returns are open beginning with the 2005 tax year except for three states, for which the statute has been extended beginning with the 2003 tax year for one state and the 2004 tax year for two states.

The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2001 being the oldest tax year still open, except as noted below. The Company’s significant operations outside the U.S. are located in the United Kingdom and Germany. In the United Kingdom, tax years prior to 2006 are closed. In Germany, generally, the tax years 2003 and beyond remain subject to examination with the statute of limitations for the 2003 tax year expiring during 2009. An acquired subsidiary group is under audit for the tax years 2000 through 2002. The findings to date are not material. In addition, audits are being conducted in various countries for years ranging from 2001 through 2005. To date, no material adjustments have been proposed as a result of these audits.

As of December 31, 2008, Gardner Denver has net operating loss carryforwards from various jurisdictions of $125.7 million that result in a deferred tax asset of $33.3 million. It is more likely than not that a portion of these tax loss carryforwards will not produce future tax benefits and a valuation allowance of $14.9 million has been established with respect to these losses. The change in net operating losses primarily relates to acquired net operating losses from the acquisition of CompAir. The acquired net operating losses of CompAir, net of valuation allowances of $14.4 million, were reported as a reduction to goodwill. The expected expiration dates of the tax loss carryforwards are as follows:

	Tax	Valuation	Net Tax
	Benefit	Allowance	Benefit

2009	$555	(530)	25
2010	987	(587)	400
2011	487	(328)	159
2012	443	(311)	132
2013	279	(150)	129
2014	79	—	79
2017	358	—	358
2018	42	—	42
2019	62	—	62
2022	131	—	131
2023	601	—	601
2024	65	—	65
2027	309	(110)	199
2028	587	—	587
Indefinite life	28,314	(12,904)	15,410

Total	$33,299	(14,920)	18,379

U.S. deferred income taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries (approximately $320.2 million at December 31, 2008) as the Company intends to reinvest such earnings indefinitely.

The Company has a tax holiday at four subsidiaries in China. The tax holiday resulted in a reduction from the statutory tax rate of 25% to 0% at two subsidiaries, to 15% for a third subsidiary and to 10% for a fourth subsidiary for 2007. For 2008, the tax rate remained at 0% for the first two subsidiaries, increased to 25% for the third subsidiary and increased to 18% for the fourth subsidiary. The tax holidays will fully phase out for years beginning after 2011. The revisions to the China tax holidays since the prior year arise based on revised Chinese tax regulations issued during 2007. The tax expense reduction in 2008 was $1.1 million and in 2007 was $2.3 million with respect to current tax expense. This benefit was reduced in 2007 by $0.3 million for the expected impact on deferred tax expense as a result of Chinese tax law changes.

During 2007, Germany enacted tax legislation which reduced the German tax rates effective January 1, 2008. As a result of this legislation, during 2007 the Company recorded a deferred tax benefit of $10.3 million and a corresponding reduction of deferred tax liabilities with respect to its German operations.

Note 15.	Stock-Based Compensation Plans

The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated fair value. The Company recognizes stock-based compensation expense for share-based payment awards over the requisite service period for vesting of the award or to an employee’s eligible retirement date, if earlier.

Stock-based compensation expense recognized under SFAS No. 123(R) was $4.5 million, $5.0 million and $5.3 million during 2008, 2007 and 2006, respectively, and consisted of: (1) compensation expense for all unvested share-based payment awards outstanding as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, and (2) compensation expense for share-based awards granted subsequent to adoption based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense recognized during 2008, 2007 and 2006 is based on the value of the portion of share-based payment awards that are ultimately expected to vest. SFAS No. 123(R) amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations and the realized excess tax benefits included in the consolidated statements of cash flows for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006

Selling and administrative expenses	$4,500	4,988	5,340

Total stock-based compensation expense included in operating expenses	4,500	4,988	5,340
Income before income taxes	(4,500)	(4,988)	(5,340)
Provision for income taxes	1,143	1,087	1,509

Net income	$(3,357)	(3,901)	(3,831)

Basic and diluted earnings per share	$(0.06)	(0.07)	(0.07)

Net cash provided by operating activities	$(8,523)	(6,320)	(3,674)
Net cash used in financing activities	$8,523	6,320	3,674

Plan Descriptions

Under the Company’s Amended and Restated Long-Term Incentive Plan (the “Incentive Plan”), designated employees and non-employee directors are eligible to receive awards in the form of restricted stock and restricted stock units (“restricted shares”), stock options, stock appreciation rights or performance shares, as determined by the Management Development and Compensation Committee of the Board of Directors (the “Compensation Committee”). The Company’s Incentive Plan is intended to assist the Company in recruiting and retaining employees and directors, and to associate the interests of eligible participants with those of the Company and its stockholders. An aggregate of 10,000,000 shares of common stock has been authorized for issuance under the Incentive Plan. Under the Incentive Plan, the grant price of an option is determined by the Compensation Committee, but must not be less than the market close price of the Company’s common stock on the date of grant. The grant price for options granted prior to May 1, 2007 could not be less than the average of the high and low price of the Company’s common stock on the date of grant.

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

Stock Option Awards

Under the terms of existing awards, employee stock options become vested and exercisable ratably on each of the first three anniversaries of the date of grant. The options granted to employees in 2008, 2007 and 2006 expire seven years after the date of grant.

Pursuant to the Incentive Plan, the Company also issues share-based payment awards to directors who are not employees of Gardner Denver or its affiliates. Each non-employee director is eligible to receive stock options to purchase common stock on the day after the annual meeting of stockholders. These options become exercisable on the first anniversary of the date of grant and expire five years after the date of grant.

A summary of the Company’s stock option activity for the year ended December 31, 2008 is presented in the following table (underlying shares in thousands):

		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life

Outstanding at December 31, 2007	1,870	$20.06
Granted	328	36.68
Exercised	(823)	13.48
Forfeited or canceled	(38)	27.01

Outstanding at December 31, 2008	1,337	27.99	$3,472	3.8 years
Exercisable at December 31, 2008	808	$23.06	$3,472	3.0 years

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at December 31, 2008 multiplied by the number of in-the-money stock options. The weighted-average per share estimated grant-date fair values of employee and director stock options granted during the years ended December 31, 2008, 2007, and 2006 were $10.95, $12.15, and $10.31, respectively.

The total pre-tax intrinsic values of options exercised during the years ended December 31, 2008, 2007, and 2006, were $27.9 million, $20.7 million and $14.2 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $2.0 million as of December 31, 2008, and will be recognized as expense over a weighted-average period of 1.5 years.

Valuation Assumptions

The fair value of each stock option grant under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of the Company’s common stock calculated over the expected term of the option. The expected option term represents the period of time that the options granted are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. The Company adopted SAB 110 effective January 1, 2008 and, accordingly, the Company no longer uses the “simplified” method to estimate the expected term of stock option grants. The expected term for the majority of the options granted during the years ended December 31, 2007 and 2006, was calculated in accordance with SAB 107 using the “simplified” method for “plain-vanilla” options. The expected terms for options granted to certain executives and non-employee directors that have similar historical exercise behavior were determined separately for valuation purposes. The assumed risk-free rate over the expected term of the options was based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average assumptions used in the valuation of stock option awards granted during the years ended December 31, 2008, 2007 and 2006 are noted in the table below.

	2008	2007	2006

Assumptions:
Risk-free interest rate	2.6%	4.7%	4.7%
Dividend yield	—	—	—
Volatility factor	31	29	27
Expected life (in years)	4.5	4.9	4.8

Restricted Share Awards

The Company began granting restricted stock units in lieu of restricted stock in the first quarter of 2008. Upon vesting, restricted stock units result in the issuance of the equivalent number of shares of the Company’s common stock. All restricted share awards cliff vest three years after the date of grant.

A summary of the Company’s restricted share activity for the year ended December 31, 2008 is presented in the following table (underlying shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value

Nonvested at December 31, 2007	90	$33.43
Granted	77	37.48
Vested	(2)	38.32
Forfeited	(6)	35.82

Nonvested at December 31, 2008	159	$35.25

The restricted share awards granted prior to May 1, 2007 were valued at the average of the high and low price of the Company’s common stock on the date of grant. The restricted share awards granted subsequent to May 1, 2007 were valued at the market close price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted share awards, net of estimated forfeitures, was $1.7 million as of December 31, 2008 and will be recognized as expense over a weighted-average period of 1.4 years. The total fair value of restricted share awards that vested during the years ended December 31, 2008 and 2006 was $0.1 million and $1.1 million, respectively. No restricted share awards vested during the year ended December 31, 2007.

The Company’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises and the vesting of restricted share awards. The actual income tax benefits realized totaled approximately $10.0 million, $6.9 million and $3.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 16: Off-Balance Sheet Risk, Concentrations of Credit Risk and Fair Value of Financial Instruments

Off-Balance Sheet Risk and Concentrations of Credit Risk

There were no off-balance sheet derivative financial instruments as of December 31, 2008 or 2007.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. The Company deals only with derivative counterparties that are major financial institutions with investment-grade credit ratings. The majority of the derivative contracts to which the Company is a party settle monthly or quarterly, or mature within one year. Because of these factors, the Company has minimal credit risk related to derivative contracts at December 31, 2008 and 2007.

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company’s products are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not consider itself to have any significant concentrations of credit risk at December 31, 2008 or 2007.

Fair Value of Financial Instruments

A financial instrument is defined as cash equivalents, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, trade payables, deferred compensation obligations and debt instruments. The book values of these instruments are a reasonable estimate of their respective fair values.

The Company selectively uses derivative financial instruments to manage interest rate and currency exchange risks. The Company does not hold derivatives for trading purposes.

The Company, from time to time, uses interest rate swaps to manage its exposure to market changes in interest rates. Also, as part of its hedging strategy, the Company uses foreign currency exchange forwards to minimize the impact of foreign currency fluctuations on transactions, cash flows and firm commitments. These contracts for the sale or purchase of European and other currencies generally mature within one year. The following table summarizes the notional transaction amounts and fair values for the Company’s outstanding derivative financial instruments by risk category and instrument type, as of December 31, 2008 and 2007.

	2008				2007
		Average	Average			Average	Average
	Notional	Receive	Pay	Fair	Notional	Receive	Pay	Fair
	Amount	Rate	Rate	Value	Amount	Rate	Rate	Value

Derivatives not designated as hedges
Foreign currency forwards	$235,327	N/A	N/A	10,286	$29,757	N/A	N/A	580
Derivatives designated as cash flow hedges
Interest rate swaps	$—	N/A	N/A	—	$30,000	4.9%	4.1%	(141)

The increase in the notional amount of foreign currency forward contracts from 2007 to 2008 relates primarily to intercompany financing balances arising from the CompAir acquisition. The Company is using foreign currency forward contracts to limit the impact to the Company’s consolidated operating income arising from the required periodic revaluation of these intercompany financing balances due to fluctuations in currency exchange rates.

During 2008 and 2007, the Company had the pay-fixed position in each of its interest rate swaps and these swaps were designated as cash flow hedges of its exposure to variability in future LIBOR-based interest payments on variable-rate debt. Gains and losses on these positions were reclassified from accumulated other comprehensive income to earnings through interest expense in the periods in which the hedged transactions were realized. The ineffective portion of the gain or loss was immediately recognized in earnings. The accumulated balance in other comprehensive income related to these positions is $0 and $(110) at December 31, 2008 and 2007, respectively. Of this amount, $0 is expected to be reclassified to earnings through interest expense in 2009.

Effective January 1, 2008, the Company adopted SFAS No. 157 with respect to its financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

Financial Assets	Level 1	Level 2	Level 3	Total

Foreign currency forwards(1)	$—	10,286	—	10,286
Trading securities held in deferred compensation plan(2)	9,479	—	—	9,479

Total	$9,479	10,286	—	19,765

Financial Liabilities
Interest rate swaps	$—	—	—	—
Phantom stock plan(3)	—	1,412	—	1,412
Deferred compensation plan(4)	9,479	—	—	9,479

Total	$9,479	1,412	—	10,891

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.

(2)	Based on the observable price of publicly traded mutual funds which, in accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested,” are classified as “Trading” securities and accounted for using the mark-to-market method.

(3)	The Phantom Stock Plan for Outside Directors, which is an unfunded plan, has been established to more closely align the interests of the nonemployee directors and stockholders by increasing each nonemployee director’s proprietary interest in the Company in the form of “phantom stock units.” The fair value of each phantom stock unit is based on the price of the Company’s common stock.

(4)	Based on the fair value of the investments in the deferred compensation plan.

Note 17:	Contingencies

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

The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, the Company was only a small contributor to these waste sites, and the Company has, or is attempting to negotiate, de minimis settlements for their cleanup. The cleanup of the remaining sites is substantially complete and the Company’s future obligations entail a share of the sites’ ongoing operating and maintenance expense.

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

Note 18:	Supplemental Information

The components of other operating expense, net, and supplemental cash flow information are as follows:

	2008	2007	2006

Other Operating Expense, Net
Foreign currency losses, net(1)	$12,929	297	1,653
Restructuring charges(2)	11,106	(244)	—
Other employee termination and certain retirement costs(3)	4,995	746	3,919
Other, net	2,484	556	(214)

Total other operating expense, net	$31,514	1,355	5,358

Supplemental Cash Flow Information
Cash taxes paid	$61,958	92,781	63,238
Interest paid	23,629	25,877	34,943

(1)	Foreign currency losses, net, in 2008 were primarily associated with mark-to-market adjustments for cash transactions and forward currency contracts entered into in order to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s revolving credit facility following completion of the acquisition of CompAir.

(2)	See Note 4 “Restructuring.”

(3)	Includes certain costs not associated with exit or disposal activities as defined in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Note 19:	Segment Information

The following description of the Company’s organizational structure and reportable segments is based on the Company’s structure at December 31, 2008.

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

The following tables provide summarized information about the Company’s operations by reportable segment.

	Revenues			Operating Income			Identifiable Assets at December, 31
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Compressor and Vacuum Products	$1,622,546	1,440,311	1,310,505	$159,023	169,660	140,058	$1,950,946	1,557,447	1,471,139
Fluid Transfer Products	395,786	428,533	358,671	99,176	121,859	94,291	235,430	234,204	202,399

Total	$2,018,332	1,868,844	1,669,176	258,199	291,519	234,349	2,186,376	1,791,651	1,673,538

Interest expense				25,483	26,211	37,379
Other income, net				(750)	(3,052)	(3,645)

Income before income taxes				$233,466	268,360	200,615

General corporate (unallocated)							153,749	113,956	76,693

Total assets							$2,340,125	1,905,607	1,750,231

	LIFO Liquidation			Depreciation and
	Income (before tax)			Amortization Expense			Capital Expenditures
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Compressor and Vacuum Products	$569	679	275	$55,256	52,575	46,809	$32,047	39,877	36,576
Fluid Transfer Products	—	613	125	6,228	6,009	5,400	9,000	7,906	4,539

Total	$569	1,292	400	$61,484	58,584	52,209	$41,047	47,783	41,115

The following table presents net sales by geographic region based on the products’ shipping destination.

				Property, Plant and Equipment
	Revenues			at December 31,
	2008	2007	2006	2008	2007	2006

United States	$747,934	764,967	695,210	$105,586	102,852	103,443
Europe	760,752	669,142	601,786	160,132	161,408	150,582
Asia	292,804	246,008	191,757	25,412	16,702	17,300
Canada	54,517	51,772	81,593	1,269	193	129
Latin America	98,578	96,248	56,594	8,240	11,566	4,382
Other	63,747	40,707	42,236	4,373	659	657

Total	$2,018,332	1,868,844	1,669,176	$305,012	293,380	276,493

Note 20:	Guarantor Subsidiaries

The Company’s obligations under its 8% Senior Subordinated Notes due 2013 are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company (the “Guarantor Subsidiaries”). The Company’s subsidiaries that do not guarantee the Senior Subordinated Notes are referred to as the “Non-Guarantor Subsidiaries.” The guarantor condensed consolidating financial information presented below presents the statements of operations, balance sheets and statements of cash flow data (i) for Gardner Denver, Inc. (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Gardner Denver’s historical reported financial information); (ii) for the Parent Company, alone (accounting for its Guarantor Subsidiaries and Non-Guarantor Subsidiaries on a cost basis under which the investments are recorded by each entity owning a portion of another entity at historical cost); (iii) for the Guarantor Subsidiaries alone (accounting for their investments in Non-Guarantor Subsidiaries on a cost basis under which the investments are recorded by each entity owning a portion of another entity at historical cost); and (iv) for the Non-Guarantor Subsidiaries alone (accounting for their investments in Guarantor Subsidiaries on a cost basis under which the investments are recorded by each entity owning a portion of another entity at historical cost).

The consolidating statement of operations for the year ended December 31, 2006 has been reclassified to conform to the changes in presentation described in Note 1 “Summary of Significant Accounting Policies.”

Consolidating Statement of Operations
Year Ended December 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$407,936	499,812	1,394,098	(283,514)	2,018,332
Cost of sales	283,810	357,655	1,021,295	(282,718)	1,380,042

Gross profit	124,126	142,157	372,803	(796)	638,290
Selling and administrative expenses	80,994	55,184	212,399	—	348,577
Other operating (income) expense, net	(18,329)	7,465	42,378	—	31,514

Operating income	61,461	79,508	118,026	(796)	258,199
Interest expense (income)	23,524	(11,924)	13,883	—	25,483
Other expense (income), net	1,157	(18)	(1,889)	—	(750)

Income before income taxes	36,780	91,450	106,032	(796)	233,466
Provision for income taxes	7,473	42,087	18,614	(689)	67,485

Net income	$29,307	49,363	87,418	(107)	165,981

Consolidating Statement of Operations
Year Ended December 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$425,290	485,863	1,215,750	(258,059)	1,868,844
Cost of sales	276,629	337,656	890,247	(255,611)	1,248,921

Gross profit	148,661	148,207	325,503	(2,448)	619,923
Selling and administrative expenses	82,800	58,111	186,138	—	327,049
Other operating (income) expense, net	(2,451)	(6,442)	10,248	—	1,355

Operating income	68,312	96,538	129,117	(2,448)	291,519
Interest expense (income)	26,735	(10,536)	10,012	—	26,211
Other income, net	(1,421)	(20)	(1,611)	—	(3,052)

Income before income taxes	42,998	107,094	120,716	(2,448)	268,360
Provision for income taxes	5,205	39,108	19,377	(434)	63,256

Net income	$37,793	67,986	101,339	(2,014)	205,104

Consolidating Statement of Operations
Year Ended December 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$437,152	432,168	990,275	(190,419)	1,669,176
Cost of sales	292,420	311,357	710,062	(193,979)	1,119,860

Gross profit	144,732	120,811	280,213	3,560	549,316
Selling and administrative expenses	81,029	56,033	172,547	—	309,609
Other operating (income) expense, net	(1,905)	(6,845)	14,108	—	5,358

Operating income	65,608	71,623	93,558	3,560	234,349
Interest expense (income)	36,317	(9,349)	10,411	—	37,379
Other income, net	(1,355)	(52)	(2,238)	—	(3,645)

Income before income taxes	30,646	81,024	85,385	3,560	200,615
Provision for income taxes	12,188	32,223	23,296	—	67,707

Net income	$18,458	48,801	62,089	3,560	132,908

Consolidating Balance Sheet
December 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and equivalents	$2,126	807	117,802	—	120,735
Accounts receivable, net	67,813	57,247	263,038	—	388,098
Inventories, net	37,641	58,493	210,203	(21,512)	284,825
Deferred income taxes	25,864	—	5,168	1,982	33,014
Other current assets	12,032	4,604	14,256	—	30,892

Total current assets	145,476	121,151	610,467	(19,530)	857,564

Intercompany (payable) receivable	(369,870)	368,024	1,846	—	—
Investments in affiliates	886,150	198,653	104,024	(1,188,798)	29
Property, plant and equipment, net	57,286	48,787	198,939	—	305,012
Goodwill	124,045	200,490	480,113	—	804,648
Other intangibles, net	6,911	45,959	293,393	—	346,263
Other assets	30,718	359	5,325	(9,793)	26,609

Total assets	$880,716	983,423	1,694,107	(1,218,121)	2,340,125

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$23,659	42	13,267	—	36,968
Accounts payable and accrued liabilities	64,147	46,296	254,401	(4,430)	360,414

Total current liabilities	87,806	46,338	267,668	(4,430)	397,382

Long-term intercompany (receivable) payable	(338,041)	(107,540)	445,581	—	—
Long-term debt, less current maturities	491,323	119	15,258	—	506,700
Deferred income taxes	—	28,639	72,372	(9,793)	91,218
Other liabilities	68,302	1,093	76,682	—	146,077

Total liabilities	309,390	(31,351)	877,561	(14,223)	1,141,377

Stockholders’ equity:
Common stock	583	—	—	—	583
Capital in excess of par value	544,575	778,472	411,422	(1,188,798)	545,671
Retained earnings	180,137	213,239	332,772	(15,083)	711,065
Accumulated other comprehensive (loss) income	(23,130)	23,063	72,352	(17)	72,268
Treasury stock, at cost	(130,839)	—	—	—	(130,839)

Total stockholders’ equity	571,326	1,014,774	816,546	(1,203,898)	1,198,748

Total liabilities and stockholders’ equity	$880,716	983,423	1,694,107	(1,218,121)	2,340,125

Consolidating Balance Sheet
December 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and equivalents	$10,409	(2,261)	84,774	—	92,922
Accounts receivable, net	59,537	56,634	192,577	—	308,748
Inventories, net	25,340	70,134	175,086	(14,114)	256,446
Deferred income taxes	15,204	2,006	—	3,824	21,034
Other current assets	4,367	5,977	12,034	—	22,378

Total current assets	114,857	132,490	464,471	(10,290)	701,528

Intercompany (payable) receivable	(278,396)	276,809	1,587	—	—
Investments in affiliates	914,680	198,654	29	(1,113,334)	29
Property, plant and equipment, net	54,606	48,260	190,514	—	293,380
Goodwill	111,033	211,983	362,480	—	685,496
Other intangibles, net	7,537	47,560	151,217	—	206,314
Other assets	17,266	479	5,074	(3,959)	18,860

Total assets	$941,583	916,235	1,175,372	(1,127,583)	1,905,607

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$19,639	—	6,098	—	25,737
Accounts payable and accrued
liabilities	70,407	39,017	177,649	(608)	286,465

Total current liabilities	90,046	39,017	183,747	(608)	312,202

Long-term intercompany (receivable) payable	(14,541)	(18,176)	32,717	—	—
Long-term debt, less current maturities	189,463	77	74,447	—	263,987
Deferred income taxes	—	26,306	41,841	(3,959)	64,188
Other liabilities	52,561	313	52,643	—	105,517

Total liabilities	317,529	47,537	385,395	(4,567)	745,894

Stockholders’ equity:
Common stock	573	—	—	—	573
Capital in excess of par value	515,194	672,918	441,162	(1,113,334)	515,940
Retained earnings	150,768	165,606	238,392	(9,682)	545,084
Accumulated other comprehensive (loss) income	(12,587)	30,174	110,423	—	128,010
Treasury stock, at cost	(29,894)	—	—	—	(29,894)

Total stockholders’ equity	624,054	868,698	789,977	(1,123,016)	1,159,713

Total liabilities and stockholders’ equity	$941,583	916,235	1,175,372	(1,127,583)	1,905,607

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$97,715	8,060	172,024	—	277,799

Cash flows from investing activities:
Capital expenditures	(11,927)	(6,940)	(22,180)	—	(41,047)
Net cash paid in business combinations	(6,798)	615	(350,323)	—	(356,506)
Disposals of property, plant and equipment	28	533	1,675	—	2,236
Other	(331)	331	912	—	912

Net cash used in investing activities	(19,028)	(5,461)	(369,916)	—	(394,405)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	(306,617)	384	306,233	—	—
Principal payments on short-term borrowings	(691)	—	(66,249)	—	(66,940)
Proceeds from short-term borrowings	2,396	42	62,482	—	64,920
Principal payments on long-term debt	(545,463)	—	(82,605)	—	(628,068)
Proceeds from long-term debt	853,864	43	23,223	—	877,130
Proceeds from stock option exercises	11,099	—	—	—	11,099
Excess tax benefits from stock-based compensation	8,252	—	271	—	8,523
Purchase of treasury stock	(100,919)	—	—	—	(100,919)
Debt issuance costs	(8,891)	—	—	—	(8,891)
Other	—	—	(1,258)	—	(1,258)

Net cash (used in) provided by financing activities	(86,970)	469	242,097	—	155,596

Effect of exchange rate changes on cash and equivalents	—	—	(11,177)	—	(11,177)

(Decrease) increase in cash and equivalents	(8,283)	3,068	33,028	—	27,813
Cash and equivalents, beginning of year	10,409	(2,261)	84,774	—	92,922

Cash and equivalents, end of year	$2,126	807	117,802	—	120,735

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$104,695	7,606	71,950	(2,623)	181,628

Cash flows from investing activities:
Capital expenditures	(11,356)	(7,554)	(28,873)	—	(47,783)
Net cash paid in business combinations	(205)	—	—	—	(205)
Disposals of property, plant and equipment	91	159	1,426	—	1,676
Other	662	38	(21)	—	679

Net cash used in investing activities	(10,808)	(7,357)	(27,468)	—	(45,633)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	12,381	(1,936)	(13,068)	2,623	—
Principal payments on short-term borrowings	—	—	(37,074)	—	(37,074)
Proceeds from short-term borrowings	—	—	39,377	—	39,377
Principal payments on long-term debt	(226,656)	(1)	(49,694)	—	(276,351)
Proceeds from long-term debt	111,042	—	37,757	—	148,799
Proceeds from stock option exercises	9,003	—	—	—	9,003
Excess tax benefits from stock-based compensation	6,320	—	—	—	6,320
Purchase of treasury stock	(960)	—	—	—	(960)
Other	—	—	(959)	—	(959)

Net cash used in financing activities	(88,870)	(1,937)	(23,661)	2,623	(111,845)

Effect of exchange rate changes on cash and equivalents	45	—	6,396	—	6,441

Increase (decrease) in cash and equivalents	5,062	(1,688)	27,217	—	30,591
Cash and equivalents, beginning of year	5,347	(573)	57,557	—	62,331

Cash and equivalents, end of year	$10,409	(2,261)	84,774	—	92,922

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2006

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$126,096	(45,711)	101,288	(14,481)	167,192

Cash flows from investing activities:
Capital expenditures	(9,070)	(4,753)	(27,292)	—	(41,115)
Net cash paid in business combinations	(3,683)	—	(17,437)	—	(21,120)
Disposals of property, plant and equipment	2,947	975	7,674	—	11,596
Other	19	(19)	—	—	—

Net cash used in investing activities	(9,787)	(3,797)	(37,055)	—	(50,639)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	5,711	49,323	(69,515)	14,481	—
Principal payments on short-term borrowings	—	—	(33,266)	—	(33,266)
Proceeds from short-term borrowings	—	—	28,339	—	28,339
Principal payments on long-term debt	(264,087)	—	(67,489)	—	(331,576)
Proceeds from long-term debt	134,500	—	23,697	—	158,197
Proceeds from stock option exercises	5,773	—	—	—	5,773
Excess tax benefits from stock-based compensation	3,492	—	182	—	3,674
Purchase of treasury stock	(1,260)	—	—	—	(1,260)
Debt issuance costs	(570)	—	—	—	(570)
Other	(158)	—	(1)	—	(159)

Net cash (used in) provided by financing activities	(116,599)	49,323	(118,053)	14,481	(170,848)

Effect of exchange rate changes on cash and equivalents	80	(19)	5,659	—	5,720

Decrease in cash and equivalents	(210)	(204)	(48,161)	—	(48,575)
Cash and equivalents, beginning of year	5,557	(369)	105,718	—	110,906

Cash and equivalents, end of year	$5,347	(573)	57,557	—	62,331

Note 21:	Quarterly Financial and Other Supplemental Information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2008	2007	2008(1)	2007	2008(2)	2007	2008(3)	2007

Revenues	$495,670	441,418	518,112	459,869	480,310	457,230	524,240	510,327
Gross profit	$161,326	148,927	167,876	153,832	150,385	149,180	158,703	167,984
Net income	$50,859	42,816	49,566	44,771	34,638	53,652	30,918	63,865
Basic earnings per share	$0.96	0.81	0.94	0.84	0.65	1.00	0.60	1.19
Diluted earnings per share	$0.95	0.80	0.93	0.83	0.65	0.99	0.60	1.18
Common stock prices:
High	$39.10	39.87	57.87	43.94	56.99	46.09	35.62	41.10
Low	$27.35	31.01	37.05	34.60	30.58	34.25	17.70	30.37

(1)	Results for the quarter ended June 30, 2008 reflect certain retirement benefits totaling $3.9 million ($2.8 million after taxes).

(2)	Results for the quarter ended September 30, 2008 reflect restructuring charges and other employee termination benefits totaling $2.4 million ($1.6 million after income taxes), expenses associated with an unconsummated acquisition of $2.3 million ($1.6 million after income taxes) and mark-to-market adjustments of $8.8 million ($5.7 million after income taxes) for cash transactions and forward currency contracts on GBP entered into to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s new revolving credit facility following the completion of the CompAir acquisition.

(3)	Results for the quarter ended December 31, 2008 reflect restructuring charges totaling $8.7 million ($6.4 million after income taxes) and mark-to-market adjustments of $1.6 million ($1.2 million after income taxes) for cash transactions and forward currency contracts on GBP entered into to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s new revolving credit facility following the completion of the CompAir acquisition.

Gardner Denver, Inc. common stock trades on the New York Stock Exchange under the ticker symbol “GDI”.

The following tables provide the amounts reclassified from “Selling and administrative expenses” to “Other operating expense, net” as described in Note 1 “Summary of Significant Accounting Policies” for the periods indicated in the years ended December 31.

	2008
	First	Second
	Quarter	Quarter

Amounts Reclassified
Selling and administrative expenses	$1,241	(3,913)
Other operating expense, net	(1,241)	3,913

Net	$—	—

	2007
	First	Second	Third	Fourth	Total	2006
	Quarter	Quarter	Quarter	Quarter	Year	Total Year

Amounts Reclassified
Selling and administrative expenses	$(434)	(1,324)	(1,395)	1,798	(1,355)	(5,358)
Other operating expense, net	434	1,324	1,395	(1,798)	1,355	5,358

Net	$—	—	—	—	—	—

Note 22:	Subsequent Events (Unaudited)

Effective January 1, 2009, the Company combined its divisional operations into two major product groups: the Engineered Products Group and the Industrial Products Group. The Industrial Products Group includes the former Compressor and Blower Divisions, plus the multistage centrifugal blower operations formerly managed in the Engineered Products Division. The Engineered Products Group is composed of the former Engineered Products, Thomas Products and Fluid Transfer Divisions. These changes are designed to streamline operations, improve organizational efficiencies and create greater focus on customer needs. In accordance with these organizational changes, the Company will align its segment reporting structure with the Company’s newly formed product groups effective with the reporting period ending March 31, 2009. The organization changes described above had no effect on the Company’s reportable segments in 2008.

During the first quarter of 2009, the Company finalized and announced additional restructuring plans, including the closure and consolidation of facilities, primarily in Europe and North America, and various employee termination programs. The Company currently expects to record a charge of approximately $13.0 million in the first quarter of 2009 in connection with these plans.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)), with the participation of the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).

Under the supervision and with the participation of the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

On October 20, 2008, the Company completed the CompAir acquisition. As permitted by SEC guidance, management excluded CompAir from the scope of its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Total assets related to CompAir as of December 31, 2008 were $528 million and revenues for the 73-day period subsequent to the acquisition (October 20, 2008 — December 31, 2008) were $90 million.

The independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm contained in Item 8 “Financial Statements and Supplementary Data,” is hereby incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is included in Item 1, Part I, “Executive Officers of the Registrant” and is incorporated herein by reference to the definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act. In particular, the information concerning the Company’s directors is contained under “Proposal I — Election of Directors,” “Nominees for Election at the Meeting,” and “Directors Whose Terms of Office Will Continue After the Meeting;” the information concerning compliance with Section 16(a) is contained under “Section 16(a) Beneficial Ownership Reporting Compliance;” the information concerning the Company’s Code of Ethics and Business Conduct (the “Code”) is contained under “Part I: Corporate Governance;” and the information concerning the Company’s Audit Committee and the Company’s Audit Committee financial experts are contained under “Board of Directors Committees” of the Gardner Denver Proxy Statement for our 2009 Annual Meeting of Stockholders.

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

The information required by this Item 11 is incorporated herein by reference to the definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, the information related to executive compensation contained under “Part III: Compensation Matters,” “Compensation of Directors,” “Compensation Discussion & Analysis” and “Executive Management Compensation” of the Gardner Denver Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders. The information in the Report of our Compensation Committee shall not be deemed to be “filed” with the SEC or subject to the liabilities of the Exchange Act, except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, the information contained under “Security Ownership of Management and Certain Beneficial Owners” of the Gardner Denver Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, information contained under “Director Independence” and “Relationships and Transactions” of the Gardner Denver Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, information contained under “Accounting Fees” of the Gardner Denver Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

(1)	Financial Statements: The following consolidated financial statements of the Company and the report of the Independent Registered Public Accounting Firm are contained in Item 8 as indicated:

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
Barry Pennypacker
President and Chief Executive Officer

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 2, 2009.

Signature	Title

/s/ Barry L. Pennypacker Barry L. Pennypacker	President and Chief Executive Officer (Principal Executive Officer)
/s/ Helen W. Cornell Helen W. Cornell	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
/s/ David J. Antoniuk David J. Antoniuk	Vice President and Corporate Controller (Principal Accounting Officer)
* Donald G. Barger, Jr	Director
* Frank J. Hansen	Chairman of the Board of Directors
* Raymond R. Hipp	Director
* David D. Petratis	Director
* Diane K. Schumacher	Director
* Charles L. Szews	Director
* Richard L. Thompson	Director

*By	/s/ Jeremy T. Steele

Jeremy T. Steele
  Attorney-in-fact

GARDNER DENVER, INC.
INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Share Purchase Agreement, dated July 20, 2008, among Gardner Denver, Inc., Nicholas Sanders and certain other individuals named therein, Alchemy Partners (Guernsey) Limited and David Rimmer, filed as Exhibit 2.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.2	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and Invensys International Holdings Limited, filed as Exhibit 2.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.3	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and David Fisher, filed as Exhibit 2.3 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.4	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and John Edmunds, filed as Exhibit 2.4 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.5	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and Robert Dutnall, filed as Exhibit 2.5 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 3, 2006, and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Gardner Denver, Inc., filed as Exhibit 3.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 4, 2008, and incorporated herein by reference.
4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 21, 2005, and incorporated herein by reference.
4.2	Form of Indenture by and among Gardner Denver, Inc., the Guarantors and The Bank of New York Trust Company, N.A., as trustee, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 4, 2005, and incorporated herein by reference.
10.0+	Credit Agreement dated September 19, 2008 between Gardner Denver, Inc., Gardner Denver Holdings GmbH & Co. KG, GD First (UK) Limited, JPMorgan Chase Bank, N.A., individually and as LC Issuer, Swing Line Lender and as Agent for the Lenders, Bank of America, N.A., individually and as Syndication Agent, Mizuho Corporate Bank Ltd. and U.S. Bank, National Association, individually and as Documentation Agents, and the other Lenders named therein, filed as Exhibit 10.1 to Gardner Denver, Inc’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
10.1*	Gardner Denver, Inc. Long-Term Incentive Plan As Amended and Restated, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.2*	Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, January 1, 2008 Restatement, filed as Exhibit 99.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed December 19, 2007, and incorporated herein by reference.
10.3*	Form of Indemnification Agreements between Gardner Denver, Inc. and its directors, officers or representatives, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Annual Report on Form 10-K, filed March 28, 2002, and incorporated herein by reference.
10.4*	Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, amended and restated effective August 1, 2007, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference.
10.5*	Gardner Denver, Inc. Executive and Director Stock Repurchase Program, amended and restated effective July 24, 2007, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference.

Exhibit No.	Description

10.6*	Form of Gardner Denver, Inc. Incentive Stock Option Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.
10.7*	Form of Gardner Denver, Inc. Non-Qualified Stock Option Agreement, filed as Exhibit 10.3 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.
10.8*	Form of Gardner Denver, Inc. Restricted Stock Units Agreement, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.
10.9*	Form of Gardner Denver, Inc. Nonemployee Director Stock Option Agreement, filed as Exhibit 10.5 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.
10.10*	Form of Gardner Denver, Inc. Nonemployee Director Restricted Stock Units Agreement, filed as Exhibit 10.6 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.
10.11*	Form of Gardner Denver, Inc. Restricted Stock Agreement, filed as Exhibit 10.16 to Gardner Denver’s Annual Report on Form 10-K, filed February 29, 2008, and incorporated herein by reference.
10.12*	Form of Non-Employee Director Restricted Stock Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed May 9, 2007, and incorporated herein by reference.
10.13*	Gardner Denver, Inc. Executive Annual Bonus Plan, As Amended and Restated, filed as Exhibit 10.3 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.14*	Form of Gardner Denver, Inc. Long-Term Cash Bonus Award Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.15*	Form of Executive Change in Control Agreement entered into between Gardner Denver, Inc. and its President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer, filed as Exhibit 10.5 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.16*	Form of Executive Change in Control Agreement entered into between Gardner Denver, Inc. and its executive officers, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.17*	Gardner Denver, Inc. Executive Retirement Planning Program Services, dated May 5, 2003, filed as Exhibit 10.15 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed August 8, 2003, and incorporated herein by reference.
10.18*	Offer Letter of Employment entered into as of January 3, 2008 by Gardner Denver, Inc. and Barry Pennypacker, filed as Exhibit 10.1 to Gardner Denver, Inc’s Current Report on Form 8-K, filed January 4, 2008, and incorporated herein by reference.
10.19*	Chairman Emeritus Agreement entered into as of May 2, 2008 by Gardner Denver, Inc. and Ross J. Centanni, filed as Exhibit 10 to Gardner Denver, Inc’s Quarterly Report on Form 10-Q, filed May 7, 2008, and incorporated herein by reference.
10.20*	Waiver and Release Agreement dated August 27, 2008 between Gardner Denver, Inc. and Tracy D. Pagliara, filed as Exhibit 10.1 to Gardner Denver, Inc’s Current Report on Form 8-K, filed August 27, 2008, and incorporated herein by reference.
10.21*	Retirement Agreement dated January 6, 2009 between Gardner Denver, Inc. and Richard C. Steber, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 8, 2009, and incorporated herein by reference.
11	Statement re: Computation of Earnings Per Share, incorporated herein by reference to Note 12 “Stockholders’ Equity and Earnings per Share” to the Company’s Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.**

Exhibit No.	Description

12	Ratio of Earnings to Fixed Charges.**
21	Subsidiaries of Gardner Denver, Inc.**
23	Consent of Independent Registered Public Accounting Firm.**
24	Power of Attorney.**
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

+	The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon request.

*	Management contract or compensatory plan.

**	Filed herewith.

***	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.