Form 10-Q
period 2009-03-31
GARDNER DENVER INC
filed 2009-05-07
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,921,903 shares of Common Stock, par value $0.01 per share, as of April 26, 2009.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GARDNER DENVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues	$462,480	$495,670
Cost of sales	321,869	334,344

Gross profit	140,611	161,326
Selling and administrative expenses	94,583	86,619
Other operating expense (income), net	8,873	(1,241)
Impairment of intangible assets	265,000	—

Operating (loss) income	(227,845)	75,948
Interest expense	7,657	5,600
Other income, net	(188)	(241)

(Loss) income before income taxes	(235,314)	70,589
Provision for income taxes	13,855	19,730

Net (loss) income	$(249,169)	$50,859

Basic (loss) earnings per share	$(4.81)	$0.96

Diluted (loss) earnings per share	$(4.81)	$0.95

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$132,741	$120,735
Accounts receivable (net of allowance of $11,434 at March 31, 2009 and $10,642 at December 31, 2008)	356,711	388,098
Inventories, net	270,499	284,825
Deferred income taxes	31,049	33,014
Other current assets	20,474	30,892

Total current assets	811,474	857,564

Property, plant and equipment (net of accumulated depreciation of $289,226 at March 31, 2009 and $283,676 at December 31, 2008)	291,497	305,012
Goodwill	535,695	804,648
Other intangibles, net	311,178	346,263
Other assets	22,072	26,638

Total assets	$1,971,916	$2,340,125

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$37,143	$36,968
Accounts payable	119,239	135,864
Accrued liabilities	215,357	224,550

Total current liabilities	371,739	397,382

Long-term debt, less current maturities	464,020	506,700
Postretirement benefits other than pensions	15,651	17,481
Deferred income taxes	84,094	91,218
Other liabilities	115,229	128,596

Total liabilities	1,050,733	1,141,377

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,905,388 and 51,785,125 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	583	583
Capital in excess of par value	549,417	545,671
Retained earnings	461,896	711,065
Accumulated other comprehensive income	41,390	72,268
Treasury stock at cost; 6,424,820 and 6,469,971 shares at March 31, 2009 and December 31, 2008, respectively	(132,103)	(130,839)

Total stockholders’ equity	921,183	1,198,748

Total liabilities and stockholders’ equity	$1,971,916	$2,340,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows From Operating Activities
Net (loss) income	$(249,169)	$50,859
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,668	14,920
Impairment of intangible assets	265,000	—
Unrealized foreign currency transaction gain, net	(211)	(1,063)
Net loss (gain) on asset dispositions	76	(191)
Stock issued for employee benefit plans	1,233	1,402
Stock-based compensation expense	1,120	2,259
Excess tax benefits from stock-based compensation	(28)	(428)
Deferred income taxes	988	(2,521)
Changes in assets and liabilities:
Receivables	22,088	(6,174)
Inventories	7,007	325
Accounts payable and accrued liabilities	(18,053)	10,904
Other assets and liabilities, net	8,982	(4,851)

Net cash provided by operating activities	55,701	65,441

Cash Flows From Investing Activities
Capital expenditures	(8,954)	(9,553)
Disposals of property, plant and equipment	89	979
Other, net	22	—

Net cash used in investing activities	(8,843)	(8,574)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(18,397)	(7,128)
Proceeds from short-term borrowings	15,695	7,705
Principal payments on long-term debt	(61,520)	(50,582)
Proceeds from long-term debt	31,318	49,783
Proceeds from stock option exercises	165	1,115
Excess tax benefits from stock-based compensation	28	428
Purchase of treasury stock	(165)	(44,511)
Other	(759)	(1,258)

Net cash used in financing activities	(33,635)	(44,448)

Effect of exchange rate changes on cash and equivalents	(1,217)	5,764

Net increase in cash and equivalents	12,006	18,183
Cash and equivalents, beginning of year	120,735	92,922

Cash and equivalents, end of period	$132,741	$111,105

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
     The financial information presented as of any date other than December 31, 2008 has been prepared from the books and records of the Company without audit. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such financial statements, have been included.
     The unaudited interim condensed consolidated financial statements should be read in conjunction with the complete consolidated financial statements and notes thereto included in Gardner Denver’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.
     Other than as specifically indicated in these “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2008.
     Effective January 1, 2009, the Company reorganized its five former operating divisions into two major product groups: the Industrial Products Group and the Engineered Products Group. The Industrial Products Group includes the former Compressor and Blower Divisions, plus the multistage centrifugal blower operations formerly managed in the Engineered Products Division. The Engineered Products Group is comprised of the former Engineered Products (excluding the multistage centrifugal blower operations), Thomas Products and Fluid Transfer Divisions. These changes were designed to streamline operations, improve organizational efficiencies and create greater focus on customer needs. As a result of these organizational changes, the Company realigned its segment reporting structure with the newly formed product groups effective with the reporting period ended March 31, 2009. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), segment financial information presented for prior years in these “Notes to Condensed Consolidated Financial Statements” and under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been recast to reflect this realignment. See Note 17 “Segment Information.”
New Accounting Standards
Recently Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement was effective for the Company on January 1, 2008. In February 2008, the FASB released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangible assets with indefinite lives and certain other items. The adoption of the provisions of SFAS No. 157 with respect to the Company’s financial assets and liabilities and non-financial assets and liabilities did not have a significant effect on the Company’s consolidated statements of operations, balance sheets and statements of cash flows. See Note 12 “Hedging Activities and Fair Value Measurements” for the disclosures required by SFAS No. 157.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business is to (i) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determine what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This replaces the guidance of SFAS No. 141, “Business Combinations,” which requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. In addition, costs incurred by the acquirer to effect the acquisition and restructuring costs that the acquirer expects to incur, but is not obligated to incur, are to be recognized separately from the acquisition. SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This Statement requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which generally will be the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Contingent consideration should be recognized at the acquisition date, measured at its fair value at that date. SFAS No. 141(R) defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and requires the acquirer to recognize that excess in earnings as attributable to the acquirer. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of this statement prospectively to business combinations from January 1, 2009. The impact of SFAS No. 141(R) on the Company’s consolidated financial statements will depend on the nature, terms and size of acquisitions it consummates in the future.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). This statement establishes accounting and reporting standards that require (i) ownership interest in subsidiaries held by parties other than the parent be presented and identified in the equity section of the consolidated balance sheet, separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and the resulting gain or loss be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment; and (v) disclosures be provided that clearly identify and distinguish between the interests of the parent and interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted the standard on January 1, 2009. The adoption had no significant effect on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161”). SFAS No. 161 requires enhanced disclosures for derivative instruments and hedging activities, including (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Under SFAS No. 161, entities must disclose the fair value of derivative instruments, their gains or losses and their location in the balance sheet in tabular format, and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The fair value amounts must be disaggregated by asset and liability values, by derivative instruments that are designated and qualify as hedging instruments and those that are not, and by each major type of derivative contract. The Company adopted SFAS No. 161 effective January 1, 2009. See Note 12 for the Company’s disclosures about its derivative instruments and hedging activities.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”) and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in FSP FAS No. 142-3 is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP FAS No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The adoption of FSP FAS No. 142-3 had no effect on the Company’s consolidated financial statements.
     In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS No. 157-3”). FSP FAS No. 157-3 clarifies how SFAS No. 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value. It also reaffirms the notion of fair value as the exit price as of the measurement date. FSP FAS No. 157-3 was effective upon issuance, which included periods for which financial statements have not yet been issued. The adoption of FSP FAS No. 157-3 had no impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS No. 141(R)-1”). FSP FAS No. 141(R)-1 amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This FSP also amends the subsequent measurement and accounting guidance, and disclosure requirements in Statement 141(R). FSP FAS No. 141(R)-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and can only assess the impact of the standard once an acquisition is consummated.
Recently Issued Accounting Pronouncements
     In December 2008, the FASB issued FSP FAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS No. 132R-1”). FSP FAS No. 132R-1 provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans and is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is currently evaluating the disclosure impact of adopting this new guidance on its consolidated financial statements; however, its adoption will not have an impact on the determination of the Company’s financial results.
     In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.”  FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The

Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.
Note 2. Business Combinations
     On October 20, 2008, the Company acquired CompAir Holdings Ltd. (“CompAir”), a leading global manufacturer of compressed air and gas solutions. The acquisition of CompAir allows the Company to further broaden its geographic presence, diversify its end market segments served, and provides opportunities to reduce operating costs and achieve sales and marketing efficiencies. CompAir’s products are complementary to the Industrial Products Group’s product portfolio. The Company acquired all outstanding shares and share equivalents of CompAir for a total purchase price of $378.5 million, which consisted of $329.9 million in shareholder consideration, $39.8 million of CompAir external debt retired at closing and $8.8 million of transaction costs and other liabilities settled at closing. As part of the transaction the Company also assumed approximately $5.9 million in long-term debt. As of October 20, 2008, CompAir had $24.1 million in cash and equivalents. The net transaction value, including assumed debt (net of cash acquired) and direct acquisition costs, was approximately $360.3 million. There are no remaining material contingent payments or commitments related to this acquisition.
     The CompAir acquisition has been accounted for using the purchase method and, accordingly, its results are included in the Company’s consolidated financial statements from the date of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date.
     Under the purchase method of accounting, the assets and liabilities of CompAir were recorded at their estimated respective fair values as of October 20, 2008. The initial allocation of the purchase price was subsequently adjusted when certain preliminary valuation estimates were finalized. The following table summarizes the nature and amount of such adjustments recorded in 2009. The amounts presented in this table do not reflect the portion of the goodwill impairment charge recorded in the first quarter of 2009 that may be directly attributable to the CompAir acquisition. For purposes of the impairment testing performed during the first quarter of 2009 in accordance with SFAS 142, the net assets from the CompAir acquisition were included as a component of the reporting unit within the Industrial Products Group in which the impairment charge was recorded. Since goodwill impairment testing is performed at the reporting unit level, the amount directly attributable to the CompAir acquisition cannot be specifically identified. See also Note 5 “Goodwill and Other Intangible Assets” for a description of the impairment charge.

CompAir Holdings Limited
Purchase Price Allocation and Adjustments
March 31, 2009

Total purchase price allocated to amortizable intangible assets as of December 31, 2008	$166,018

Purchase accounting adjustments recorded in 2009:
Fair value of trademarks	(3,243)
Fair value of customer relationships	(13,231)
Fair value of other amortizable intangible assets	(1,197)

Total purchase price allocated to amortizable intangible assets as of March 31, 2009	$148,347

Total purchase price allocated to goodwill as of December 31, 2008	$155,466

Purchase accounting adjustments recorded in 2009:
Fair value of amortizable intangible assets	17,671
Termination benefits and other related liabilities	1,495
Income taxes, net	(4,793)
Other, net	120

Total purchase price allocated to goodwill as of March 31, 2009	$169,959

Note 3. Restructuring
     In 2008 and the first quarter of 2009, the Company finalized and announced certain restructuring plans designed to address (i) rationalization of the Company’s manufacturing footprint, (ii) the slowing global economy and the resulting deterioration in the Company’s end markets and (iii) the integration of CompAir into its existing operations. These plans included the closure and consolidation of manufacturing facilities in Europe and the U.S., and various voluntary and involuntary employee termination and relocation programs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43,” a charge totaling $11.1 million (included in “Other operating expense, net”) was recorded in 2008, of which $8.5 million was associated with the Industrial Products Group and $2.6 million was associated with the Engineered Products Group. An additional charge totaling $7.9 million was recorded in the first quarter of 2009, of which $1.5 million was associated with the Industrial Products Group and $6.4 million was associated with the Engineered Products Group. Execution of these plans, including payment of employee severance benefits, is expected to be substantively completed during 2009.
     In connection with the acquisition of CompAir, the Company has been implementing plans identified at or prior to the acquisition date to close and consolidate certain former CompAir functions and facilities, primarily in North America and Europe. These plans included various voluntary and involuntary employee termination and relocation programs affecting both salaried and hourly employees and exit costs associated with the sale, lease termination or sublease of certain manufacturing and administrative facilities. The terminations, relocations and facility exits are expected to be substantively completed during 2009. A liability of $8.9 million was included in the allocation of the CompAir purchase price for the estimated cost of these actions at October 20, 2008 in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This liability was increased by $1.5 million in the first quarter of 2009 to reflect the finalization of certain of these plans. Any further adjustments, if required, will be recorded as adjustments to the allocation of the purchase price of CompAir.

     The following table summarizes the activity in the restructuring accrual accounts:

	Termination
	Benefits	Other	Total
Balance as of December 31, 2008	$13,634	$2,365	$15,999
Charged to expense	7,270	594	7,864
Acquisition purchase price allocation	1,481	14	1,495
Paid	(7,384)	(394)	(7,778)
Other, net	(398)	279	(119)

Balance as of March 31, 2009	$14,603	$2,858	$17,461

Note 4. Inventories
     Inventories as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008
Raw materials, including parts and subassemblies	$154,345	$159,425
Work-in-process	41,532	47,060
Finished goods	89,910	90,951

	285,787	297,436
Excess of FIFO costs over LIFO costs	(15,288)	(12,611)

Inventories, net	$270,499	$284,825

Note 5. Goodwill and Other Intangible Assets
     In accordance with SFAS 142, the Company performs an impairment test of the carrying values of its goodwill and indefinite-lived intangibles assets on an annual basis and whenever events or changes in circumstances indicate that the carrying values may not be recoverable. The Company performed its annual impairment test during the third quarter of 2008 using balances as of June 30, 2008. During the fourth quarter of 2008, the Company experienced a significant slowdown in orders and lower projected near-term earnings levels compared to management’s expectations as of June 30, 2008 coupled with a considerable decline in the price of the Company’s common stock. As a result, the Company performed an interim impairment analysis as of December 31, 2008. Based on the results of these impairment tests, the Company concluded that no impairment of goodwill and indefinite-lived intangibles assets had occurred.

     During the first quarter of 2009, the Company concluded that sufficient indicators existed to require it to perform another interim impairment test as of March 31, 2009. The Company’s conclusion was based upon a combination of factors, including the continued significant decline in order rates for certain products, the uncertain outlook regarding when such order rates might return to levels and growth rates experienced in recent years, and the sustained decline in the price of the Company’s common stock and in the Company’s market capitalization below the Company’s carrying value at March 31, 2009. Accordingly, the Company performed the first step of its interim goodwill impairment test for each of its reporting units and determined that the carrying value of one of its reporting units within the Industrial Products Group exceeded its fair value, indicating that potential goodwill impairment existed. Having determined that the goodwill of this reporting unit was potentially impaired, the Company began performing the second step of the goodwill impairment analysis with the assistance of a third-party valuation firm. This analysis involves calculating the implied fair value of its goodwill by allocating the fair value of the reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. As of the date of the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, the Company determined that goodwill related to one of its reporting units within the Industrial Products Group was impaired. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company recorded a preliminary non-cash goodwill impairment charge of $265.0 million which represents the Company’s best estimate of the loss. After recognition of the charge, $228.3 million of goodwill remained with the Industrial Products Group. The Company recorded this charge based on a preliminary assessment and will continue to evaluate the valuations of tangible and intangible assets and the allocation of fair value to all of the particular reporting unit’s assets and liabilities other than goodwill. The

Company currently expects to finalize its goodwill impairment analysis during the quarter ended June 30, 2009. There could be a material adjustment to the estimated charge recorded in the first quarter of 2009 upon completion of the goodwill impairment analysis, or if the Company experiences further deterioration in the price of its common stock and orders or experiences other indicators of further impairment.
     In performing the annual and interim impairment tests, the Company determined the estimated fair value of each reporting unit utilizing an income approach model based on the present value of the estimated future cash flows of the reporting unit assuming a discount rate. This approach makes use of unobservable factors such as projected revenues and a discount rate applied to the estimated cash flows. The determination of the discount rate was based on a cost of equity model, which uses a risk-free rate, a stock-beta adjusted risk premium and a size premium, and aims to be reflective of the assumptions made by market participants. Additionally, the aggregate estimated fair value of the reporting units was compared to the Company’s market capitalization. In considering the Company’s market capitalization, an estimated premium to reflect the fair value on a control basis was applied.
     An impairment evaluation for indefinite-lived intangible assets, which consist of certain trademarks, was also conducted as part of the interim impairment test performed during the first quarter of 2009. The Company evaluated its indefinite-lived intangible assets for impairment by comparing the discounted estimates of future revenue projections to the carrying values and determined that there was no impairment. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates.
     The Company reviews long-lived assets, including its intangible assets subject to amortization, which consist primarily of customer relationships and intellectual property for the Company, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the first quarter of 2009, the Company tested its long-lived assets for impairment and determined that there was no impairment.
     The changes in the carrying amount of goodwill attributable to each business segment for the three-month period ended March 31, 2009, and the year ended December 31, 2008, are presented in the table below. The adjustments to goodwill in 2009 are primarily related to the finalization of the valuation of certain CompAir intangible assets.

	Industrial	Engineered
	Products	Products	Total
Balance as of December 31, 2007	$363,011	$322,485	$685,496
Acquisitions	157,533	—	157,533
Adjustments to goodwill	(3,851)	3,559	(292)
Foreign currency translation	(25,641)	(12,448)	(38,089)

Balance as of December 31, 2008	491,052	313,596	804,648
Adjustments to goodwill	14,492	(1)	14,491
Impairment of goodwill	(265,000)	—	(265,000)
Foreign currency translation	(12,261)	(6,183)	(18,444)

Balance as of March 31, 2009	$228,283	$307,412	$535,695

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	March 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists and relationships	$113,105	$(16,644)	$133,596	$(17,654)
Acquired technology	91,291	(38,527)	91,713	(36,464)
Trademarks	50,224	(4,011)	57,332	(3,450)
Other	4,497	(4,740)	4,728	(2,883)
Unamortized intangible assets:
Trademarks	115,983	—	119,345	—

Total other intangible assets	$375,100	$(63,922)	$406,714	$(60,451)

     Amortization of intangible assets for the three-month periods ended March 31, 2009 and 2008 was $5.1 million and $3.0 million, respectively. Amortization of intangible assets is anticipated to be approximately $21.9 million in 2009 and $19.8 million in 2010 through 2013 based upon exchange rates as of March 31, 2009 and intangible assets with finite useful lives included in the balance sheet as of March 31, 2009.
Note 6. Accrued Product Warranty
     A reconciliation of the changes in the accrued product warranty liability for the three-month periods ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$19,141	$15,087
Product warranty accruals	4,774	4,301
Settlements	(4,887)	(3,553)
Effect of foreign currency translation	(394)	449

Balance at end of period	$18,634	$16,284

Note 7. Pension and Other Postretirement Benefits
     The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$—	$—	$260	$188	$5	$4
Interest cost	1,093	1,066	2,549	3,120	264	282
Expected return on plan assets	(913)	(1,175)	(2,078)	(3,364)	—	—
Recognition of:
Unrecognized prior-service cost	3	4	7	—	(50)	(94)
Unrecognized net actuarial loss (gain)	455	55	(17)	(22)	(325)	(336)

Net periodic benefit (income) cost	$638	$(50)	$721	$(78)	$(106)	$(144)

     The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute approximately $8.6 million to its U.S. pension plans in fiscal 2009. As a result of recent changes to pension plan funding guidelines in the U.S. released by the Internal Revenue Service, the Company currently expects to contribute $1.7 million to its U.S. pension plans in fiscal 2009.
Note 8. Debt
     The Company’s debt at March 31, 2009 and December 31, 2008 is summarized as follows:

	March 31,	December 31,
	2009	2008
Short-term debt	$8,633	$11,786

Long-term debt:
Credit Line, due 2013 (1)	$11,463	$37,000
Term Loan, denominated in U.S. dollars, due 2013 (2)	175,500	177,750
Term Loan, denominated in euro (“EUR”), due 2013 (3)	154,990	165,284
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages (4)	8,464	8,911
Variable Rate Industrial Revenue Bonds, due 2018 (5)	8,000	8,000
Capitalized leases and other long-term debt	9,113	9,937

Total long-term debt, including current maturities	492,530	531,882
Current maturities of long-term debt	28,510	25,182

Total long-term debt, less current maturities	$464,020	$506,700

(1)	The loans under this facility may be denominated in U.S. Dollars (“USD”) or several foreign currencies. At March 31, 2009, the outstanding balance consisted only of British pound borrowings. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency. The weighted-average interest rate was 3.1% as of March 31, 2009. The interest rate averaged 3.6% for the first three months of 2009.

(2)	The interest rate for this loan varies with prime, federal funds and/or LIBOR. At March 31, 2009, this rate was 3.1% and averaged 3.0% for the first three months of 2009.

(3)	The interest rate for this loan varies with LIBOR. At March 31, 2009, this rate was 3.6% and averaged 4.5% for the first three months of 2009.

(4)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €6,389 at March 31, 2009. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

(5)	The interest rate varies with market rates for tax-exempt industrial revenue bonds. At March 31, 2009, this rate was 0.8% and averaged 0.9% during the first three months of 2009. These industrial revenue bonds are secured by an $8,100 standby letter of credit.
Note 9. Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-based Payment,” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated fair values. The Company recognizes stock-based compensation expense for share-based payment awards over the requisite service period for vesting of the award or to an employee’s eligible retirement date, if earlier. The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations and the realized excess tax benefits included in the consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
Selling and administrative expenses	$1,120	$2,259

Total stock-based compensation expense included in operating expenses	$1,120	$2,259

(Loss) income before income taxes	(1,120)	(2,259)
Provision for income taxes	346	643

Net (loss) income	$(774)	$(1,616)

Basic and diluted (loss) earnings per share	$(0.01)	$(0.03)

Net cash provided by operating activities	$(28)	$(428)
Net cash used in financing activities	$28	$428
Plan Descriptions
     Under the Company’s Amended and Restated Long-Term Incentive Plan (the “Incentive Plan”), designated employees and non-employee directors are eligible to receive awards in the form of restricted stock and restricted stock units (“restricted shares”), stock options, stock appreciation rights or performance shares, as determined by the Management Development and Compensation Committee of the Board of Directors (the “Compensation Committee”). Under the Incentive Plan, the grant price of a stock option is determined by the Compensation Committee, but must not be less than the market close price of the Company’s common stock on the date of grant. The Incentive Plan provides that the term of any stock option granted may not exceed ten years. There are no vesting provisions tied to performance conditions for any of the outstanding stock options and restricted shares. Vesting for all outstanding stock options and restricted shares is based solely on continued service as an employee or director of the Company and generally occurs upon retirement, death or cessation of service due to disability, if earlier.
Stock Option Awards
     Under the terms of existing awards, employee stock options become vested and exercisable ratably on each of the first three anniversaries of the date of grant. The options granted to employees in 2009 and 2008 expire seven years after the date of grant. The options granted to non-employee directors become exercisable on the first anniversary of the date of grant and expire five years after the date of grant.
     A summary of the Company’s stock option activity for the three-month period ended March 31, 2009 is presented in the following table (underlying shares in thousands):

				Weighted-
		Outstanding		Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Life
Outstanding at December 31, 2008	1,337	$27.99
Granted	377	$18.53
Exercised	(16)	$10.30
Forfeited or canceled	(67)	$31.08

Outstanding at March 31, 2009	1,631	$25.85	$3,587	4.4 years
Exercisable at March 31, 2009	1,031	$26.10	$2,377	3.3 years
     The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at March 31, 2009 multiplied by the number of in-the-money stock options. The weighted-average estimated grant-date fair value of employee stock options granted during the three-month period ended March 31, 2009 was $6.89.
     The total pre-tax intrinsic values of stock options exercised during the three-month periods ended March 31, 2009 and 2008 were $0.1 million and $1.8 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $3.5 million as of March 31, 2009 and will be recognized as expense over a weighted-average period of 2.4 years.
Valuation Assumptions and Expense under SFAS No. 123(R)
     The fair value of each stock option grant under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for the periods indicated are noted in the table below.

	Three Months Ended
	March 31,
	2009	2008
Assumptions:
Risk-free interest rate	1.7%	2.6%
Dividend yield	—	—
Volatility factor	42	30
Expected life (in years)	4.6	4.6
Restricted Share Awards
     In 2008, the Company began granting restricted stock units in lieu of restricted stock. Upon vesting, restricted stock units result in the issuance of the equivalent number of shares of the Company’s common stock. All restricted share awards cliff vest three years after the date of grant.
     A summary of the Company’s restricted share award `activity for the three-month period ended March 31, 2009 is presented in the following table (underlying shares in thousands):

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	(per share)
Nonvested at December 31, 2008	159	$35.25
Granted	56	$18.53
Vested	(69)	$32.33
Forfeited	—	—

Nonvested at March 31, 2009	146	$30.21

     The restricted stock units granted in the first three months of 2009 were valued at the market close price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted share awards, net of estimated forfeitures, was $2.2 million as of March 31, 2009, which will be recognized as expense over a weighted-average period of 2.3 years. The total fair value of restricted share awards that vested during the three-month periods ended March 31, 2009 and 2008 was $1.6 million and $0.1 million, respectively.
Note 10. Stockholders’ Equity and (Loss) Earnings Per Share
     In November 2008, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. During the three-month period ended March 31, 2009, no shares were repurchased under this program. All common stock acquired is held as treasury stock and available for general corporate purposes.
     The following table details the calculation of basic and diluted (loss) earnings per common share for the three-month periods ended March 31, 2009 and 2008 (shares in thousands):

	Three Months Ended
	March 31,
	2009	2008
Basic (Loss) Earnings Per Share:
Net (loss) income	$(249,169)	$50,859

Shares:
Weighted average number of common shares outstanding	51,765	53,030

Basic (loss) earnings per common share	$(4.81)	$0.96

Diluted (Loss) Earnings Per Share:
Net (loss) income	$(249,169)	$50,859

Shares:
Weighted average number of common shares outstanding	51,765	53,030
Effect of dilutive outstanding equity-based awards (1)	—	719

Weighted average number of diluted common shares	51,765	53,749

Diluted (loss) earnings per common share	$(4.81)	$0.95

(1)	Share equivalents totaling 170, consisting of outstanding stock options and nonvested restricted stock, were excluded from the computation of diluted loss per share in the three-months ended March 31, 2009 because the net loss for the period caused all potentially dilutive shares to be anti-dilutive.
     For the three-month periods ended March 31, 2009 and 2008, respectively, antidilutive equity-based awards to purchase 939 and 473 weighted-average shares of common stock were outstanding. Antidilutive equity-based awards outstanding were not included in the computation of diluted (loss) earnings per common share.
Note 11. Accumulated Other Comprehensive Income (Loss)
     The Company’s accumulated other comprehensive income (loss) consists of (i) unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) foreign currency gains and losses associated with the Company’s net investments in foreign operations and translation of intercompany transactions of a long-term investment nature; (iii) unrecognized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes; and (iv) unamortized pension and other postretirement benefit prior service cost and actuarial gains or losses, net of income taxes.
     The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

		Foreign	Unrealized		Accumulated
	Cumulative	Currency	Losses on	Pension and	Other
	Translation	Gains and	Cash Flow	Postretirement	Comprehensive
	Adjustment (1)	(Losses)	Hedges	Benefit Plans	Income
Balance at December 31, 2007	$133,467	$—	$(110)	$(5,347)	$128,010
Before tax income (loss)	50,157	—	(1,110)	(393)	48,654
Income tax effect	—	—	422	147	569

Other comprehensive income (loss)	50,157	—	(688)	(246)	49,223
Currency translation (2)	—	—	—	1	1

Balance at March 31, 2008	$183,624	$—	$(798)	$(5,592)	$177,234

Balance at December 31, 2008	$99,633	$(9,410)	$—	$(17,955)	$72,268
Before tax (loss) income	(35,671)	7,634	—	73	(27,964)
Income tax effect	—	(2,886)	—	(28)	(2,914)

Other comprehensive (loss) income	(35,671)	4,748	—	45	(30,878)
Currency translation (2)	—	—	—	—	—

Balance at March 31, 2009	$63,962	$(4,662)	$—	$(17,910)	$41,390

(1)	Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

(2)	The Company uses the historical rate approach in determining the USD amounts of changes to accumulated other comprehensive income associated with non-U.S. pension benefit plans.
     The Company’s comprehensive (loss) income for the three-month periods ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,
	2009	2008
Net (loss) income	$(249,169)	$50,859
Other comprehensive (loss) income	(30,878)	49,223

Comprehensive (loss) income	$(280,047)	$100,082

Note 12. Hedging Activities and Fair Value Measurements
Hedging Activities
     The Company is exposed to certain market risks during the normal course of business arising from adverse changes in commodity prices, interest rates, and foreign currency exchange rates. The Company’s exposure to these risks is managed through a combination of operating and financing activities. The Company selectively uses derivative financial instruments (“derivatives”), including foreign currency forward contracts and interest rate swaps, to manage the risks from fluctuations in interest rates and foreign currency exchange rates. The Company does not purchase or hold derivatives for trading or speculative purposes. Fluctuations in commodity prices, interest rates, and foreign currency exchange rates can be volatile, and the Company’s risk management activities do not totally eliminate these risks. Consequently, these fluctuations could have a significant effect on the Company’s financial results.
     Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the derivative instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a fraction of the notional amount. The Company minimizes the credit risk related to derivatives by transacting only with multiple, high-quality counterparties that are major financial institutions with investment-grade credit ratings. The Company has not experienced any credit loss as a result of counterparty nonperformance in the past. The majority of the derivative contracts to which the Company is a party settle monthly or quarterly, or mature within one year. Because of these factors, the Company has minimal credit risk related to derivative contracts at March 31, 2009.
     The Company’s exposure to interest rate risk results primarily from its borrowings of $501.2 million at March 31, 2009. The Company manages its debt centrally considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. There were no outstanding interest rate swaps as of March 31, 2009.
     A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the U.S. in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Other than the USD, the EUR, British pound sterling (“GBP”), and Chinese yuan (“CNY”) are the principal currencies in which the Company and its subsidiaries enter into transactions. The Company is exposed to the impacts of changes in foreign currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD.
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

     In accordance with SFAS No. 133, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. If a derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statement of operations when the hedged item affects income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Derivatives that are not designated as hedges or do not qualify for hedge accounting treatment are marked to market through earnings. All cash flows associated with derivatives are classified as operating cash flows in the Condensed Consolidated Statement of Cash Flows.
     Fluctuations due to changes in foreign currency exchange rates in the value of non-USD borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.
     The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets:

March 31, 2009
			Asset	Liability
		Notional	Derivatives	Derivatives
	Balance Sheet Location	Amount (1)	Fair Value (1)	Fair Value (1)
Derivatives designated as hedging instruments under SFAS No. 133

None	N/A	$—	$—	$—

Derivatives not designated as hedging instruments under SFAS No. 133

Foreign currency forwards	Other Current Assets	$205,253	$9,114	$8,545

(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively net settled through offsetting positions. The net gains and net losses associated with positions that have been effectively net settled are included in the asset and liability derivatives fair value columns, respectively.
     There were 45 foreign currency forward contracts outstanding as of March 31, 2009 with notional amounts ranging from $0.1 million to $7.7 million. During the three-month period ended March 31, 2009, the Company recorded net gains of $6.2 million relating to foreign currency forward contracts outstanding during all or part of the first quarter of 2009. This amount is included in the other operating expense (income), net line on the face of the Condensed Consolidated Statements of Operations.
     As of March 31, 2009, the Company has designated its term loan denominated in EUR of approximately €117.0 million as a hedge of the Company’s net investment in European subsidiaries with EUR functional currencies. Accordingly, changes in the fair value of this debt due to changes in the USD to EUR exchange rate are recorded through other comprehensive income. During the three-month period ended March 31, 2009, the Company recorded gains of $5.1 million, net of tax, through other comprehensive income. As of March 31, 2009, the net balance of such gains included in accumulated other comprehensive income was $1.8 million, net of tax.
Fair Value Measurements
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
     The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total

Financial Assets
Foreign currency forwards (1)	$—	$569	$—	$569
Trading securities held in deferred compensation plan (2)	5,860	—	—	5,860

Total	$5,860	$569	$—	$6,429

Financial Liabilities
Interest rate swaps (1)	$—	$—	$—	$—
Phantom stock plan (3)	—	1,274	—	1,274
Deferred compensation plan (4)	5,860	—	—	5,860

Total	$5,860	$1,274	$—	$7,134

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.

(2)	Based on the observable price of publicly traded mutual funds which, in accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested,” are classified as “Trading” securities and accounted for using the mark-to-market method.

(3)	Based on the price of the Company’s common stock.

(4)	Based on the fair value of the investments in the deferred compensation plan.
     As discussed in Note 5 “Goodwill and Other Intangible Assets” and in accordance with the provisions of SFAS No. 142, the Company recorded a preliminary goodwill impairment charge of $265.0 million in the quarter ended March 31, 2009. This preliminary charge was calculated as the amount by which the carrying value of goodwill exceeded its implied fair value. The implied fair value of the goodwill was determined using Level 3 inputs of the fair value hierarchy.
Note 13. Income Taxes
     As of March 31, 2009, the total balance of unrecognized tax benefits was $5.1 million compared with $7.8 million at December 31, 2008. The decrease in the balance primarily related to the favorable settlement of tax audits in various foreign jurisdictions and changes in foreign currency exchange rates. Included in the unrecognized tax benefits at March 31, 2009 is $5.1 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized, of which $1.0 million would be offset by a reduction of a corresponding deferred tax asset. The Company does not expect any significant changes to its unrecognized tax benefits within the next twelve months.
     The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize such interest expense and penalties as part of the provision for income taxes. The Company’s income tax liabilities at March 31, 2009 include approximately $1.0 million of accrued interest and no penalties.

     The Company’s U.S. federal income tax returns for the tax years 2005 to 2007 are under examination by the Internal Revenue Service. As of the date of this report, the examination is in its initial stages. The statutes of limitations for the U.S. state tax returns are open beginning with the 2005 tax year, except for three states for which the statute has been extended beginning with the 2003 tax year for one state and the 2004 tax year for two states.
     The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2001 being the oldest tax year still open, except as noted below. The Company’s significant operations outside the U.S. are located in China, the United Kingdom and Germany. In China and the United Kingdom, tax years prior to 2005 are closed. In Germany, generally, the tax years 2003 and beyond remain subject to examination with the statute of limitations for the 2003 tax year expiring during 2009. In addition, audits are being conducted in various countries for years ranging from 2003 through 2005. To date, no material adjustments have been proposed as a result of these audits.
     The provision for income taxes was $13.9 million for the three-month period ended March 31, 2009. The provision in the first quarter of 2009 includes $8.6 million associated with the write-off of deferred tax assets related to net operating losses recorded in connection with the acquisition of CompAir. This write-off was based on revisions to projections associated with the goodwill impairment charge. The goodwill for which the impairment charge was taken was not amortizable for tax purposes and, accordingly, deferred tax liabilities were not recorded when the goodwill was established and a corresponding tax benefit did not arise upon impairment of the goodwill. The provision in the first quarter of 2009 also includes the reversal of an income tax reserve related to a prior acquisition and related interest totaling $3.6 million associated with the completion of a foreign tax examination.
Note 14. Supplemental Information
     The components of other operating expense, net, and supplemental cash flow information are as follows:

	Three Months Ended
	March 31,
	2009	2008
Other Operating Expense (Income), Net
Foreign currency gains, net	$(211)	$(1,823)
Restructuring charges (1)	7,864	—
Other, net	1,220	582

Total other operating expense (income), net	$8,873	$(1,241)

Supplemental Cash Flow Information
Cash taxes paid	$8,852	$7,113
Interest paid	4,721	2,761

(1)	See Note 3 “Restructuring.”
Note 15. Contingencies
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

     The Company has entered into a series of cost-sharing agreements with multiple insurance companies to secure coverage for asbestos and silica lawsuits. The Company also believes some of the potential liabilities regarding these lawsuits are covered by indemnity agreements with other parties. The Company’s uninsured settlement payments for past asbestos and silica lawsuits have not been material.
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
     The Company is also addressing three on-site cleanups for which it is the primary responsible party. Two of these cleanup sites are in the operation and maintenance stage and the third is in the implementation stage. The Company is also negotiating a settlement through a voluntary clean up program with other potentially responsible parties and the relevant governmental agencies on a fourth site. Based on currently available information, the Company does not anticipate that any of these sites will result in material additional costs beyond those already accrued on its balance sheet.
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
Note 16. Guarantor Subsidiaries
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

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$93,234	$110,291	$332,983	$(74,028)	$462,480
Cost of sales	67,142	80,287	248,954	(74,514)	321,869

Gross profit	26,092	30,004	84,029	486	140,611
Selling and administrative expenses	21,464	12,768	60,351	—	94,583
Other operating (income) expense, net	(6,297)	5,070	10,100	—	8,873
Impairment of intangible assets	—	—	265,000	—	265,000

Operating income (loss)	10,925	12,166	(251,422)	486	(227,845)
Interest expense (income)	3,677	(4,215)	8,195	—	7,657
Other expense (income), net	64	(5)	(247)	—	(188)

Income (loss) before income taxes	7,184	16,386	(259,370)	486	(235,314)
Provision for income taxes	2,193	6,281	5,063	318	13,855

Net income (loss)	$4,991	$10,105	$(264,433)	$168	$(249,169)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$95,899	$134,222	$338,254	$(72,705)	$495,670
Cost of sales	65,722	93,217	244,715	(69,310)	334,344

Gross profit	30,177	41,005	93,539	(3,395)	161,326
Selling and administrative expenses	23,572	13,596	49,451	—	86,619
Other operating (income) expense, net	(37)	(4,327)	3,119	4	(1,241)

Operating income	6,642	31,736	40,969	(3,399)	75,948
Interest expense (income)	5,979	(2,943)	2,564	—	5,600
Other expense (income), net	47	(1)	(287)	—	(241)

Income before income taxes	616	34,680	38,692	(3,399)	70,589
Provision for income taxes	168	13,006	7,221	(665)	19,730

Net income	$448	$21,674	$31,471	$(2,734)	$50,859

Condensed Consolidating Balance Sheet
March 31, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$20,597	$1,223	$110,921	$—	$132,741
Accounts receivable, net	53,587	58,275	244,849	—	356,711
Inventories, net	38,173	58,498	194,313	(20,485)	270,499
Deferred income taxes	19,074	—	7,440	4,535	31,049
Other current assets	3,593	4,165	12,716	—	20,474

Total current assets	135,024	122,161	570,239	(15,950)	811,474

Intercompany (payable) receivable	(384,574)	385,285	(711)	—	—
Investments in affiliates	893,423	198,653	87,347	(1,179,394)	29
Property, plant and equipment, net	55,660	48,876	186,961	—	291,497
Goodwill	124,045	200,824	210,826	—	535,695
Other intangibles, net	9,569	45,692	255,917	—	311,178
Other assets	28,187	374	5,015	(11,533)	22,043

Total assets	$861,334	$1,001,865	$1,315,594	$(1,206,877)	$1,971,916

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$26,638	$43	$10,462	$—	$37,143
Accounts payable and accrued liabilities	52,731	51,661	231,607	(1,403)	334,596

Total current liabilities	79,369	51,704	242,069	(1,403)	371,739

Long-term intercompany (receivable) payable	(303,737)	(85,829)	389,566	—	—
Long-term debt, less current maturities	438,068	108	25,844	—	464,020
Deferred income taxes	—	26,737	68,890	(11,533)	84,094
Other liabilities	56,639	1,087	73,154	—	130,880

Total liabilities	270,339	(6,193)	799,523	(12,936)	1,050,733

Stockholders’ equity:
Common stock	583	—	—	—	583
Capital in excess of par value	548,320	769,120	411,371	(1,179,394)	549,417
Retained earnings	185,128	223,344	68,339	(14,915)	461,896
Accumulated other comprehensive (loss) income	(10,933)	15,594	36,361	368	41,390
Treasury stock, at cost	(132,103)	—	—	—	(132,103)

Total stockholders’ equity	590,995	1,008,058	516,071	(1,193,941)	921,183

Total liabilities and stockholders’ equity	$861,334	$1,001,865	$1,315,594	$(1,206,877)	$1,971,916

Condensed Consolidating Balance Sheet
December 31, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$2,126	$807	$117,802	$—	$120,735
Accounts receivable, net	67,813	57,247	263,038	—	388,098
Inventories, net	37,641	58,493	210,203	(21,512)	284,825
Deferred income taxes	25,864	—	5,168	1,982	33,014
Other current assets	12,032	4,604	14,256	—	30,892

Total current assets	145,476	121,151	610,467	(19,530)	857,564

Intercompany (payable) receivable	(369,870)	368,024	1,846	—	—
Investments in affiliates	886,150	198,653	104,024	(1,188,798)	29
Property, plant and equipment, net	57,286	48,787	198,939	—	305,012
Goodwill	124,045	200,490	480,113	—	804,648
Other intangibles, net	6,911	45,959	293,393	—	346,263
Other assets	30,718	359	5,325	(9,793)	26,609

Total assets	$880,716	$983,423	$1,694,107	$(1,218,121)	$2,340,125

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$23,659	$42	$13,267	$—	$36,968
Accounts payable and accrued liabilities	64,147	46,296	254,401	(4,430)	360,414

Total current liabilities	87,806	46,338	267,668	(4,430)	397,382

Long-term intercompany (receivable) payable	(338,041)	(107,540)	445,581	—	—
Long-term debt, less current maturities	491,323	119	15,258	—	506,700
Deferred income taxes	—	28,639	72,372	(9,793)	91,218
Other liabilities	68,302	1,093	76,682	—	146,077

Total liabilities	309,390	(31,351)	877,561	(14,223)	1,141,377

Stockholders’ equity:
Common stock	583	—	—	—	583
Capital in excess of par value	544,575	778,472	411,422	(1,188,798)	545,671
Retained earnings	180,137	213,239	332,772	(15,083)	711,065
Accumulated other comprehensive (loss) income	(23,130)	23,063	72,352	(17)	72,268
Treasury stock, at cost	(130,839)	—	—	—	(130,839)

Total stockholders’ equity	571,326	1,014,774	816,546	(1,203,898)	1,198,748

Total liabilities and stockholders’ equity	$880,716	$983,423	$1,694,107	$(1,218,121)	$2,340,125

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash Provided by Operating Activities	$29,898	$4,523	$21,280	$—	$55,701

Cash Flows From Investing Activities
Capital expenditures	(3,723)	(2,188)	(3,043)	—	(8,954)
Disposals of property, plant and equipment	37	7	45	—	89
Other	22	—	—	—	22

Net cash used in investing activities	(3,664)	(2,181)	(2,998)	—	(8,843)

Cash Flows From Financing Activities
Net change in long-term intercompany receivables/payables	31,705	(1,796)	(29,909)	—	—
Principal payments on short-term borrowings	(732)	—	(17,665)	—	(18,397)
Proceeds from short-term borrowings	—	1	15,694	—	15,695
Principal payments on long-term debt	(61,237)	(11)	(272)	—	(61,520)
Proceeds from long-term debt	20,000	—	11,318	—	31,318
Proceeds from stock option exercises	165	—	—	—	165
Excess tax benefits from stock-based compensation	28	—	—	—	28
Purchase of treasury stock	(165)	—	—	—	(165)
Other	—	—	(759)	—	(759)

Net cash used in financing activities	(10,236)	(1,806)	(21,593)	—	(33,635)

Effect of exchange rate changes on cash and equivalents	2,473	(120)	(3,570)	—	(1,217)

Net increase (decrease) in cash and equivalents	18,471	416	(6,881)	—	12,006
Cash and equivalents, beginning of year	2,126	807	117,802	—	120,735

Cash and equivalents, end of period	$20,597	$1,223	$110,921	$—	$132,741

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash Provided By Operating Activities	$31,735	$929	$32,777	$—	$65,441

Cash Flows From Investing Activities
Capital expenditures	(2,168)	(1,420)	(5,965)	—	(9,553)
Disposals of property, plant and equipment	8	63	908	—	979

Net cash used in investing activities	(2,160)	(1,357)	(5,057)	—	(8,574)

Cash Flows From Financing Activities
Net change in long-term intercompany receivables/payables	(51)	—	51	—	—
Principal payments on short-term borrowings	—	—	(7,128)	—	(7,128)
Proceeds from short-term borrowings	—	—	7,705	—	7,705
Principal payments on long-term debt	(20,682)	—	(29,900)	—	(50,582)
Proceeds from long-term debt	30,000	—	19,783	—	49,783
Proceeds from stock option exercises	1,115	—	—	—	1,115
Excess tax benefits from stock-based compensation	395	—	33	—	428
Purchase of treasury stock	(44,511)	—	—	—	(44,511)
Other	—	—	(1,258)	—	(1,258)

Net cash used in financing activities	(33,734)	—	(10,714)	—	(44,448)

Effect of exchange rate changes on cash and equivalents	—	—	5,764	—	5,764

Net (decrease) increase in cash and equivalents	(4,159)	(428)	22,770	—	18,183
Cash and equivalents, beginning of year	10,409	(2,261)	84,774	—	92,922

Cash and equivalents, end of period	$6,250	$(2,689)	$107,544	$—	$111,105

Note 17. Segment Results
     Through December 31, 2008, the Company’s organizational structure consisted of five operating divisions: Compressor, Blower, Engineered Products, Thomas Products and Fluid Transfer. These divisions comprised two reportable segments: Compressor and Vacuum Products and Fluid Transfer Products. The Compressor, Blower, Engineered Products and Thomas Products divisions were aggregated into the Compressor and Vacuum Products segment.
     Effective January 1, 2009, the Company reorganized its five former operating divisions into two major product groups based primarily on the products and services offered to its customers: the Industrial Products Group and the Engineered Products Group. The Industrial Products Group includes the former Compressor and Blower Divisions, plus the multistage centrifugal blower operations formerly managed in the Engineered Products Division. The Engineered Products Group is comprised of the former Engineered Products (excluding the multistage centrifugal blower operations), Thomas Products and Fluid Transfer Divisions. These changes were designed to streamline operations, improve organizational efficiencies and create greater focus on customer needs. As a result of these organizational changes, the Company realigned its segment reporting structure with the newly formed product groups effective with the reporting period ended March 31, 2009. The Industrial Products Group and Engineered Products Group have each been determined to be operating segments and reportable segments in accordance with SFAS No. 131.
     In the Industrial Products Group, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air compressors; and positive displacement, centrifugal and side channel blowers; primarily serving general industrial and original equipment manufacturer (“OEM”) applications. This segment also designs, manufactures, markets and services complementary ancillary products. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. The markets served are primarily in Europe, the U.S. and Asia.
     In the Engineered Products Group, the Company designs, manufactures, markets and services a diverse group of products for industrial and commercial applications, OEM applications, engineered systems and general industry. Products include pumps, liquid ring pumps, single-piece piston reciprocating, diaphragm vacuum pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. Liquid ring pumps are used in many different applications such as water removal, distilling, reacting, flare gas recovery, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, petrochemical and power industries. This segment also designs, manufactures, markets and services other fluid transfer components and equipment for the chemical, petroleum and food industries. The markets served are primarily in the U.S., Europe, Canada and Asia.
     The following table provides financial information by business segment for the three-month periods ended March 31, 2009 and 2008. The information for the three-month period ended March 31, 2008 has been recast to reflect the realignment discussed above.

	Three Months Ended
	March 31,
	2009	2008
Industrial Products Group
Revenues	$253,873	$246,111
Operating (loss) income	(262,087)	24,851
Operating (loss) income as a percentage of revenues	NM	10.1%

Engineered Products Group
Revenues	$208,607	$249,559
Operating income	34,242	51,097
Operating income as a percentage of revenues	16.4%	20.5%

Reconciliation of Segment Results to Consolidated Results
Total segment operating (loss) income	$(227,845)	$75,948
Interest expense	7,657	5,600
Other income, net	(188)	(241)

Consolidated (loss) income before income taxes	$(235,314)	$70,589

     In the first quarter of 2009, the Company recorded a preliminary $265.0 million impairment charge to reduce the carrying amount of goodwill in the Industrial Products Group based on the results of an interim assessment of such goodwill. See Note 5 “Goodwill and Other Intangible Assets.” Primarily as a result of this charge, the identifiable assets of the Industrial Products Group were reduced to approximately $1,075.5 million at March 31, 2009 compared to approximately $1,428.1 million at December 31, 2008. The Company currently expects to finalize its impairment analysis during the quarter ended June 30, 2009 and, upon its completion, there could be a material adjustment to the preliminary charge recorded in the first quarter of 2009.
     The following tables provide selected segment financial information recast to reflect the realignment of the Company’s segment reporting structure for the periods presented:

	Year Ended December 31, 2008
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Industrial Products Group
Revenues	$246,111	$269,270	$247,827	$294,893	$1,058,101
Operating income (loss)	24,851	29,509	18,164	(1,201)	71,323
Operating income (loss) as a percentage of segment revenues	10.1%	11.0%	7.3%	(0.4)%	6.7%

Engineered Products Group
Revenues	$249,559	$248,842	$232,483	$229,347	$960,231
Operating income	51,097	44,086	37,292	54,401	186,876
Operating income as a percentage of segment revenues	20.5%	17.7%	16.0%	23.7%	19.5%

Reconciliation of Segment Operating Income to Consolidated Results
Total segment operating income	$75,948	$73,595	$55,456	$53,200	$258,199
Interest expense	5,600	5,041	3,829	11,013	25,483
Other income, net	(241)	(336)	(237)	64	(750)

Consolidated income before income taxes	$70,589	$68,890	$51,864	$42,123	$233,466

	Year Ended December 31
	2007	2006
Industrial Products Group
Revenues	$943,992	$874,927
Operating income	97,702	89,586
Operating income as a percentage of segment revenues	10.3%	10.2%

Engineered Products Group
Revenues	$924,852	$794,249
Operating income	193,817	144,763
Operating income as a percentage of segment revenues	21.0%	18.2%

Reconciliation of Segment Operating Income to Consolidated Results
Total segment operating income	$291,519	$234,349
Interest expense	26,211	37,379
Other income, net	(3,052)	(3,645)

Consolidated income before income taxes	$268,360	$200,615

Note 18. Subsequent Events
     In April 2009, the Company finalized and announced additional restructuring plans, including the closure and consolidation of facilities, primarily in Europe and North America, and various employee termination programs. The Company currently expects to record charges totaling approximately $9.0 million in the second quarter of fiscal 2009 in connection with these actions, excluding the effect of the potential receipt of certain government-funded incentives.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including the financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.
Operating Segments
     Effective January 1, 2009, the Company reorganized its five former operating divisions into two major product groups: the Industrial Products Group and the Engineered Products Group. The Industrial Products Group includes the former Compressor and Blower Divisions, plus the multistage centrifugal blower operations formerly managed in the Engineered Products Division. The Engineered Products Group is comprised of the former Engineered Products (excluding the multistage centrifugal blower operations), Thomas Products and Fluid Transfer Divisions. These changes were designed to streamline operations, improve organizational efficiencies and create greater focus on customer needs. As a result of these organizational changes, the Company realigned its segment reporting structure with the newly formed product groups effective with the reporting period ended March 31, 2009. The Industrial Products Group and Engineered Products Group constitute the Company’s two reportable segments.
     In the Industrial Products Group, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air compressors; and positive displacement, centrifugal and side channel blowers; primarily serving general industrial and original equipment manufacturer (“OEM”) applications. This segment also designs, manufactures, markets and services complementary ancillary products. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. The markets served are primarily in Europe, the U.S. and Asia.
     In the Engineered Products Group, the Company designs, manufactures, markets and services a diverse group of products for industrial and commercial applications, OEM applications, engineered systems and general industry. Products include pumps, liquid ring pumps, single-piece piston reciprocating, diaphragm vacuum pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. Liquid ring pumps are used in many different applications such as water removal, distilling, reacting, flare gas recovery, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, petrochemical and power industries. This segment also designs, manufactures, markets and services other fluid transfer components and equipment for the chemical, petroleum and food industries. The markets served are primarily in the U.S., Europe, Canada and Asia.
     The Company has determined its reportable segments in accordance with SFAS No. 131 and evaluates the performance of its reportable segments based on, among other measures, operating income, which is defined as income before interest expense, other income, net, and income taxes. Reportable segment operating income and segment operating margin (defined as segment operating income divided by segment revenues) are indicative of short-term operating performance and ongoing profitability. Management closely monitors the operating income and operating margin of each reportable segment to evaluate past performance and actions required to improve profitability. See Note 17 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements.”
Non-GAAP Financial Measures
     To supplement the Company’s financial information presented in accordance with GAAP, management, from time to time, uses additional measures to clarify and enhance understanding of past performance and prospects for the future. These measures may exclude, for example, the impact of unique and infrequent items or items outside of management’s control (e.g. foreign currency exchange rates). Such measures are provided in addition to and should not be considered to be a substitute for, or superior to, the comparable measure under GAAP.
Results of Operations
Performance during the Quarter Ended March 31, 2009 Compared with the Quarter Ended March 31, 2008
Revenues
     Revenues decreased $33.2 million, or 6.7%, to $462.5 million in the three months ended March 31, 2009, compared to $495.7 million in the first quarter of 2008. This decrease was attributable to lower volume in both segments and unfavorable changes in foreign currency exchange rates ($31.9 million, or 7%), partially offset by the acquisitions of CompAir and Best Aire, Inc. ($94.3 million, or 19%) and price increases ($14.4 million, or 3%). The net combined volume decline between the two segments was $110.0 million, or 22%.
     Revenues in the Industrial Products Group increased $7.8 million, or 3%, to $253.9 million in the first quarter of 2009, compared to $246.1 million in the first quarter of 2008. This increase reflects the effect of acquisitions ($94.3 million, or 38%) and price increases (2%), largely offset by lower volume (30%) and unfavorable changes in foreign currency exchange rates (7%). The volume decline was attributable to the global economic slowdown and was realized across most product lines and geographic regions.
     Revenues in the Engineered Products Group decreased $41.0 million, or 16%, to $208.6 million in the first quarter of 2009, compared to $249.6 million in the first quarter of 2008. This decrease reflects lower volume (13%) and unfavorable changes in foreign currency exchange rates (6%), partially offset by price increases (3%). The decline in volume was realized across most product lines and geographic regions.
Gross Profit
     Gross profit decreased $20.7 million, or 13%, to $140.6 million in the three months ended March 31, 2009, compared to $161.3 million in the first quarter of 2008, and as a percentage of revenues was 30.4% in 2009, compared to 32.5% in 2008. Acquisitions provided incremental gross profit of approximately $23.0 million in the first quarter of 2009. The decrease in gross profit primarily reflects the volume reductions discussed above and unfavorable changes in foreign currency exchange rates, partly offset by price increases. The decline in gross profit as a percentage of revenues was due primarily to unfavorable product mix, primarily related to the CompAir product lines which have a lower gross margin percentage than the Company average, and the loss of volume leverage on fixed and semi-fixed costs as production levels declined, partially offset by the benefits of operational improvements and cost reductions.
Selling and Administrative Expenses
     Selling and administrative expenses increased $8.0 million to $94.6 million in the first quarter of 2009, compared to $86.6 million in the first quarter of 2008. This increase primarily reflects the incremental effect of acquisitions of approximately $22.6 million, partially offset by cost reductions of approximately $7.4 million realized through the implementation of integration and other restructuring initiatives, and the favorable effect of changes in foreign currency exchange rates of approximately $7.2 million. As a percentage of revenues, selling and administrative expenses increased to 20.5% in 2009 compared to 17.5% in 2008 as a result of the acquisition of CompAir, which currently has higher selling and administrative expenses as a percentage of sales than the rest of the Company, and the reduced leverage resulting from lower revenues.
Other Operating Expense (Income), Net
     Other operating expense (income), net, consisting primarily of restructuring charges and realized and unrealized foreign currency gains and losses, was $8.9 million in the first quarter of 2009 compared to ($1.2) million in the first quarter of 2008. This change reflects restructuring charges of $7.9 million recorded in the first quarter of 2009 and a $1.6 million reduction in foreign currency transaction gains.

Impairment of Intangible Assets
     In the first quarter of 2009, the Company recorded a preliminary $265.0 million impairment charge to reduce the carrying amount of goodwill in its Industrial Products Group based on the results of an interim assessment of such goodwill. This assessment was conducted as a result of the continuing significant decline in order rates for certain products in the Industrial Products Group during the first quarter of 2009, the uncertain outlook regarding when such order rates might return to levels and growth rates experienced in recent years and the sustained decline in the price of the Company’s common stock through March 31, 2009. The impairment charge recorded in the first quarter of 2009 was based on the Company’s estimate, determined with the assistance of a third-party valuation firm, of the amount by which the implied fair value of the goodwill of one reporting unit within the Industrial Products Group was less than its carrying value. The Company currently expects to finalize its impairment analysis during the quarter ended June 30, 2009 and, upon its completion, there could be a material adjustment to the preliminary charge recorded in the first quarter of 2009. See Note 5 “Goodwill and Other Intangible Assets” for further discussion of this preliminary impairment charge.
Operating (Loss) Income
     An operating loss of $227.8 million in the first quarter of 2009 compares to operating income of $75.9 million in the first quarter of 2008. These results reflect the revenue, gross profit, selling and administrative expense, other operating expense (income), net, and impairment charge factors discussed above. The operating loss in the first quarter of 2009 reflects the intangible impairment charge of $265.0 million and charges totaling $8.1 million associated with profit improvement initiatives (consisting primarily of employee termination costs).
     The Industrial Products Group generated an operating loss of $262.1 million in the first quarter of 2009 compared to operating income of $24.9 million in the first quarter of 2008 (see Note 17 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” for a reconciliation of segment operating (loss) income to consolidated (loss) income before income taxes). This decline in year over year performance was due primarily to the intangible impairment charge of $265.0 million, lower revenue and the resulting loss of volume leverage on fixed and semi-fixed costs as production levels declined, partially offset by the benefits of operational improvements and cost reductions. In addition, first quarter 2009 results were negatively impacted by charges recorded in connection with the profit improvement initiatives totaling $1.6 million.
     The Engineered Products Group generated operating income of $34.2 million and operating margin of 16.4% in the first quarter of 2009, compared to $51.1 million and 20.5%, respectively, in the same period of 2008 (see Note 17 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” for a reconciliation of segment operating (loss) income to consolidated (loss) income before income taxes). The decline in segment operating income and segment operating margin was due primarily to the lower revenue discussed above and the resulting loss of volume leverage on fixed and semi-fixed costs as production levels declined, partially offset by the benefits of operational improvements and cost reductions. In addition, first quarter 2009 results were negatively impacted by charges recorded in connection with the profit improvement initiatives totaling $6.5 million.
Interest Expense
     Interest expense of $7.7 million in the first quarter of 2009 increased $2.1 million from $5.6 million in the first quarter of 2008, due to higher average borrowings in 2009 compared with the first quarter of 2008, partially offset by a lower weighted average interest rate reflecting declines in the floating-rate indices of the Company’s borrowings. The weighted average interest rate, including the amortization of debt issuance costs, declined to 5.9% in the first quarter of 2009 compared to 7.7% in the first quarter of 2008, due primarily to a decline in the USD LIBOR (on which, in part, the interest rate on borrowings under the Company’s 2008 Credit Agreement are based).
Provision for Income Taxes
     The provision for income taxes was $13.9 million for the three-month period ended March 31, 2009 compared to $19.7 million and an effective income tax rate of 28.0%, respectively, for the three-month period ended March 31, 2008. The provision in the first quarter of 2009 includes $8.6 million associated with the write-off of deferred tax assets related to net operating losses recorded in connection with the acquisition of CompAir. This write-off was based on revisions to projections associated with the goodwill impairment charge. The goodwill for which the impairment charge was taken was not amortizable for tax purposes and, accordingly, deferred tax liabilities were not recorded when the goodwill was established and a corresponding tax benefit did not arise upon impairment of the goodwill. The provision in the first quarter of 2009 also includes the reversal of an income tax reserve related to a prior acquisition and related interest totaling $3.6 million associated with the completion of a foreign tax examination. Excluding the pre-tax goodwill impairment charge of $265.0 million, the write-off of deferred tax assets of $8.6 million and the $3.6 million tax reserve reversal, the effective income tax rate was 29.6%.
Net (Loss) Income
     The consolidated net loss of $249.2 million and diluted loss per share of $4.81 in the first quarter of 2009 compares with net income and diluted earnings per share of $50.9 million and $0.95, respectively, recorded in the first quarter of 2008. This decline was the net result of the factors affecting operating (loss) income, interest expense and the provision for income taxes discussed above. The net effect of the impairment charge of $265.0 million, write-off of deferred tax assets of $8.6 million and charges totaling $8.1 million associated with profit improvement initiatives was a net reduction of first quarter 2009 diluted earnings per share of approximately $5.39. The reversal of the income tax reserve and related interest increased first quarter 2009 diluted earnings per share by approximately $0.07.
Outlook
     In general, the Company believes that demand for products in its Industrial Products Group tends to correlate with the rate of total industrial capacity utilization and the rate of change of industrial production because air is often used as a fourth utility in the manufacturing process. Rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product (“GDP”) around the world. During 2008, total industrial capacity utilization rates in the U.S., as published by the Federal Reserve Board, declined below 80% and continued to decline throughout the year to 2003 levels. This trend continued through the first quarter of 2009. The rapid decline in industrial production in the U.S. and Europe has resulted in reduced levels of capacity utilization and reduced demand for capital equipment such as compressor packages. Orders for products serving industrial end market segments remained weak in the first quarter of 2009, especially in the U.S. and Europe. In the first quarter of 2009, orders in the Industrial Products Group decreased $28.6 million, or 10%, to $244.7 million, compared to $273.3 million in the first quarter of 2008. This decrease reflected lower demand across most product lines and geographic regions as a result of the global economic downturn ($105.7 million) and the unfavorable effect of changes in foreign currency exchange rates ($15.5 million), partially offset by the effect of acquisitions ($92.6 million). Order backlog for the Industrial Products Group decreased 3% to $245.3 million as of March 31, 2009, compared to $252.0 million as of March 31, 2008 due to reduced demand in most product lines and geographic regions ($83.8 million) and unfavorable changes in foreign currency exchange rates ($20.7 million), partially offset by the effect of acquisitions ($97.8 million). As a result of the Company’s expectation for on-going weak economic conditions, it anticipates demand for industrial products to remain relatively low for the remainder of 2009. When demand begins to recover, the Company expects to initially see increased orders for aftermarket parts and shorter lead-time products that are more susceptible to swings in the economy, such as those that serve light industry and Class 8 trucks. At this point, the Company has not yet seen signs of that demand improving.
     Orders in the Engineered Products Group decreased 41% to $148.4 million in the first quarter of 2009, compared to $251.7 million in the first quarter of 2008, due to lower demand ($92.4 million) and the unfavorable effect of changes in foreign currency exchange rates ($10.9 million). Order backlog for the Engineered Products Group declined 28% to $259.6 million at March 31, 2009, compared to $359.2 million at March 31, 2008, as a result of lower demand ($76.8 million) and the unfavorable effect of changes in foreign currency exchange rates ($22.8 million). Orders for products in the Company’s Engineered Products Group have historically corresponded to demand for petrochemical products and been influenced by prices for oil and natural gas and rig count, among other factors, which the Company cannot predict. Although the Company expects orders for Engineered Products to decline through the balance of 2009, shipments from current backlog provide slightly better visibility than exists for the Industrial Products Group. The Company currently expects revenues in the Engineered Products Group to decline through the balance of 2009 and is uncertain how long orders will remain at lower levels. However, the Company has identified opportunities to increase aftermarket sales, which could help mitigate the lower demand for new units.
     Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

     The deteriorating worldwide economic conditions and financial crisis have clouded the Company’s visibility into many of its key end market segments and it remains cautious in its outlook for the balance of 2009 and beyond. The Company estimates that it may incur additional restructuring costs of approximately $26.0 million (consisting primarily of employee termination benefits) for further consolidation of manufacturing capacity in the last three quarters of 2009. Actual restructuring costs incurred in 2009 will be dependent on, among other things, the length and severity of the current economic downturn.
     The Company currently expects to finalize its goodwill impairment analysis during the quarter ended June 30, 2009. Upon its completion, or if the Company experiences further deterioration in the price of its common stock and orders or experiences other indicators of further impairment, there could be a material adjustment to the estimated charge recorded in the first quarter of 2009.
Liquidity and Capital Resources
Operating Working Capital
     During the three months ended March 31, 2009, operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) declined $19.9 million to $292.6 million from $312.5 million at December 31, 2008 due to reduced accounts receivable and inventory levels and the favorable effect of changes in foreign currency exchange rates, partially offset by lower accrued liabilities. Inventory reductions generated $7.0 million in cash flows in the first three months of 2009. Inventory turns declined slightly to 4.8 times in the first quarter of 2009 compared to 5.0 times in the first quarter of 2008, due primarily to the significant decline in cost of goods sold as a result of the reduced volume leverage, mitigated by the inventory reduction achieved through manufacturing velocity improvements realized from the completion of certain lean manufacturing initiatives. Excluding the effect of changes in foreign currency exchange rates, accounts receivable declined $22.1 million during the first quarter of 2009 due primarily to lower revenue. Days sales in receivables increased to 70 at March 31, 2009 from 68 at December 31, 2008, due largely to the continued increase in revenues outside the U.S., which typically carry longer payment terms. The decrease in accounts payable and accrued liabilities reflected reduced production levels, severance and other payments under previously accrued restructuring initiatives, a reduction in customer advance payments and cash payments under the Company’s incentive compensation plans.
Cash Flows
     Cash provided by operating activities of $55.7 million in the first three months of 2009 decreased $9.7 million from $65.4 million in the same period of 2008. This decline was primarily due to lower earnings (excluding non-cash charges for the impairment of intangible assets, depreciation and amortization and unrealized foreign currency transaction gains), partially offset by cash generated from operating working capital. Operating working capital generated cash of $11.0 million in the first three months of 2009 compared to $5.1 million in the first three months of 2008. Cash provided by accounts receivable of $22.1 million in the first quarter of 2009 compares with cash used of $6.2 million in the first quarter of 2008. In the first quarter of 2009, collections of accounts receivable exceeded additions due the lower sales levels. The increase in 2008 primarily reflected increased sales outside of the U.S. Cash provided by inventories of $7.0 million in the first three months of 2009 represents a $6.7 million improvement over cash provided by inventories of $0.3 million in the first three months of 2008. This improvement reflects increased manufacturing velocity realized from the completion of certain lean manufacturing initiatives and inventory reductions attributable to volume declines. Cash outflows from accounts payable and accrued liabilities were $18.1 million in the first three months of 2009 compared to $10.9 million provided in the first three months of 2008. The year over year change reflected reduced production levels, severance and other payments under previously accrued restructuring initiatives and a greater reduction in customer advance payments in 2009 compared to 2008. Cash flow from other assets and liabilities in the first quarter of 2009 consisted primarily of receipts on the settlement of foreign currency (primarily GBP) forward contracts associated with the funding of the acquisition of CompAir in 2008.
     Net cash used in investing activities of $8.8 million and $8.6 million in the first three months of 2009 and 2008, respectively, consisted primarily of capital expenditures on assets intended to increase operating efficiency and flexibility, support acquisition projects and bring new products to market. The Company currently expects capital expenditures to total approximately $60.0 to $70.0 million for the full year 2009, including the purchase of certain facilities leased by subsidiaries acquired in the CompAir acquisition. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.

     Net cash used in financing activities of $33.6 million in the first three months of 2009 compares with $44.4 million used in the same period of 2008. Cash provided by operating activities was used for net repayments of short-term and long-term borrowings of $32.9 million in the three-month period of 2009 and $0.2 million in the three-month period of 2008. Lower debt repayments in the first quarter of 2008 were primarily attributable to the Company’s repurchase of shares of its common stock totaling $44.5 million, including shares exchanged or surrendered in connection with its stock option plans of $0.5 million.
Share Repurchase Program
     In November 2008, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. As of March 31, 2009, no shares under this program have been repurchased.
Liquidity
     The Company’s debt to total capital (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 35.2% as of March 31, 2009, compared to 31.2% at December 31, 2008 and 19.4% at March 31, 2008.
     The Company’s primary cash requirements include working capital, capital expenditures, stock repurchases, funding of employee termination and other restructuring costs, and principal and interest payments on indebtedness. The Company’s primary sources of funds are its ongoing net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At March 31, 2009, the Company had cash and equivalents of $132.7 million, of which $3.7 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments. The Company also had $283.0 million of unused availability under its Revolving Line of Credit at March 31, 2009.
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
     The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. The maximum total leverage ratio test will become more restrictive over time.

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
     The Company issued $125.0 million of 8% Senior Subordinated Notes (the “Notes”) in 2005. The Notes have a fixed annual interest rate of 8% and are guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). At any time prior to May 1, 2009, the Company may redeem all or part of the Notes issued under the Indenture among the Company, the Guarantors and The Bank of New York Trust Company, N.A. (the “Indenture”) at a redemption price equal to 100% of the principal amount of the Notes redeemed plus a premium as determined under the Indenture, accrued and unpaid interest through May 1, 2009 and liquidated damages, if any. On or after May 1, 2009, the Company may redeem all or a part of the Notes at varying redemption prices, plus accrued and unpaid interest and liquidated damages, if any. The Company may also repurchase Notes from time to time in open market purchases or privately negotiated transactions. Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any. The Indenture contains events of default and affirmative, negative and financial covenants customary for such financings, including, among other things, limits on incurring additional debt and restricted payments.
     Management currently expects the Company’s future cash flows from operating activities will be sufficient to fund its scheduled debt service, stock repurchase program and capital expenditures for at least the next twelve months. The Company continues to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.
Contractual Obligations and Commitments
     The following table and accompanying disclosures summarize the Company’s significant contractual obligations at March 31, 2009 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

		Payments Due by Period
(Dollars in millions)		Balance			After
Contractual Cash Obligations	Total	of 2009	2010-2011	2012 – 2013	2013

Debt	$492.3	$26.2	$94.6	$360.0	$11.5
Estimated interest payments (1)	84.6	17.6	36.6	23.4	7.0
Capital leases	8.9	2.7	1.3	0.7	4.2
Operating leases	109.3	21.5	39.0	19.6	29.2
Purchase obligations (2)	174.9	170.1	4.8	—	—

Total	$870.0	$238.1	$176.3	$403.7	$51.9

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument. Management expects to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of March 31, 2009. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.
     In accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 123(R)” (“SFAS No. 158”), the total pension and other postretirement benefit liabilities recognized on the consolidated balance sheet as of December 31, 2008 were $92.5 million and represented the funded status of the Company’s defined benefit plans at the end of 2008. The total pension and other postretirement benefit liability is included in the consolidated balance sheet line items accrued liabilities, postretirement benefits other than pensions and other liabilities. Because this liability is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plan assets, it does not represent expected liquidity needs. Accordingly, the Company did not include this liability in the “Contractual Cash Obligations” table.
     The Company funds its U.S. qualified pension plans in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions and expects to contribute a total of approximately $1.7 million to its U.S. qualified pension plans during 2009. Furthermore, the Company expects to contribute a total of approximately $2.1 million to its U.S. postretirement health care benefit plans during 2009. Future contributions are dependent upon various factors including the performance of the plan assets, benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included in the “Contractual Cash Obligations” table. The Company generally expects to fund all future contributions with cash flows from operating activities.
     The Company’s non-U.S. pension plans are funded in accordance with local laws and income tax regulations. The Company expects to contribute a total of approximately $4.0 million to its non-U.S. qualified pension plans during 2009, based on foreign currency exchange rates at December 31, 2008. No amounts have been included in the “Contractual Cash Obligations” table due to the same reasons noted above. The Company generally expects to fund all future contributions with cash flows from operating activities.
     Disclosure of amounts in the “Contractual Cash Obligations” table regarding expected benefit payments in future years for the Company’s pension plans and other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. In order to inform the reader about expected benefit payments for these plans over the next several years, the Company anticipates the annual benefit payments for the U.S. plans to be in the range of approximately $8.0 million to $9.0 million in 2009 and to remain at or near these annual levels for the next several years, and the annual benefit payments for the non-U.S. plans to be in the range of approximately $5.5 million to $6.5 million in 2009 and to increase by approximately $0.5 million each year over the next several years, based on foreign currency exchange rates at December 31, 2008. The majority of estimated future benefit payments are expected to be paid from plan assets.
     Net deferred income tax liabilities were $53.0 million as of March 31, 2009. This amount is not included in the “Contractual Cash Obligations” table because the Company believes this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
     In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of March 31, 2009, the Company had $75.8 million in such instruments outstanding and had pledged $3.7 million of cash to the issuing financial institutions as collateral for such instruments.
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
     The Company has entered into a series of cost-sharing agreements with multiple insurance companies to secure coverage for asbestos and silica lawsuits. The Company also believes some of the potential liabilities regarding these lawsuits are covered by indemnity agreements with other parties. The Company’s uninsured settlement payments for past asbestos and silica lawsuits have not been material.
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
     The Company is also addressing three on-site cleanups for which it is the primary responsible party. Two of these cleanup sites are in the operation and maintenance stage and the third is in the implementation stage. The Company is also negotiating a settlement through a voluntary cleanup program with other potentially responsible parties and the relevant governmental agencies on a fourth site. Based on currently available information, the Company does not anticipate that any of these sites will result in material additional costs beyond those already accrued on its balance sheet.
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
New Accounting Standards
Recently Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. This statement was effective for the Company on January 1, 2008. In February 2008, the FASB released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Items in this classification include goodwill, asset retirement obligations, rationalization accruals, intangible assets with indefinite lives and certain other items. The adoption of the provisions of SFAS No. 157 with respect to the Company’s financial assets and liabilities and non-financial assets and liabilities did not have a significant effect on the Company’s consolidated statements of operations, balance sheets and statements of cash flows. See Note 12 “Hedging Activities and Fair Value Measurements” for the disclosures required by SFAS No. 157.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer of a business is to (i) recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determine what information to disclose to enable users of its financial statements to evaluate the nature and financial effects of the business combination. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. This replaces the guidance of SFAS No. 141, “Business Combinations,” which requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. In addition, costs incurred by the acquirer to effect the acquisition and restructuring costs that the acquirer expects to incur, but is not obligated to incur, are to be recognized separately from the acquisition. SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. An acquirer is required to recognize assets or liabilities arising from all other contingencies as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” This Statement requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which generally will be the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Contingent consideration should be recognized at the acquisition date, measured at its fair value at that date. SFAS No. 141(R) defines a bargain purchase as a business combination in which the total acquisition-date fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any noncontrolling interest in the acquiree, and requires the acquirer to recognize that excess in earnings as attributable to the acquirer. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of this statement prospectively to business combinations from January 1, 2009. The impact of SFAS No. 141(R) on the Company’s consolidated financial statements will depend on the nature, terms and size of acquisitions it consummates in the future.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). This statement establishes accounting and reporting standards that require (i) ownership interest in subsidiaries held by parties other than the parent be presented and identified in the equity section of the consolidated balance sheet, separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and the resulting gain or loss be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment; and (v) disclosures be provided that clearly identify and distinguish between the interests of the parent and interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted the standard on January 1, 2009. The adoption had no significant effect on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161”). SFAS No. 161 requires enhanced disclosures for derivative instruments and hedging activities, including (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Under SFAS No. 161, entities must disclose the fair value of derivative instruments, their gains or losses and their location in the balance sheet in tabular format, and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The fair value amounts must be disaggregated by asset and liability values, by derivative instruments that are designated and qualify as hedging instruments and those that are not, and by each major type of derivative contract. The Company adopted SFAS No. 161 effective January 1, 2009. See Note 12 for the Company’s disclosures about its derivative instruments and hedging activities.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”) and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R). FSP FAS No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in FSP FAS No. 142-3 is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP FAS No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The adoption of FSP FAS No. 142-3 had no effect on the Company’s consolidated financial statements.
     In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS No. 157-3”). FSP FAS No. 157-3 clarifies how SFAS No. 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value. It also reaffirms the notion of fair value as the exit price as of the measurement date. FSP FAS No. 157-3 was effective upon issuance, which included periods for which financial statements have not yet been issued. The adoption of FSP FAS No. 157-3 had no impact on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS No. 141(R)-1”). FSP FAS No. 141(R)-1 amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This FSP also amends the subsequent measurement and accounting guidance, and disclosure requirements in Statement 141(R). FSP FAS No. 141(R)-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009 and can only assess the impact of the standard once an acquisition is consummated.
Recently Issued Accounting Pronouncements
     In December 2008, the FASB issued FSP FAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS No. 132R-1”). FSP FAS No. 132R-1 provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans and is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is currently evaluating the disclosure impact of adopting this new guidance on its consolidated financial statements; however, its adoption will not have an impact on the determination of the Company’s financial results.
     In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.”  FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial

Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.
Critical Accounting Policies and Estimates
     Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s 2008 Annual Report on Form 10-K, filed on March 2, 2009, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” See also the additional Critical Accounting Policy described below. There were no significant changes to the Company’s critical accounting polices during the quarter ended March 31, 2009.
Restructuring Charges
     The Company accounts for costs incurred in connection with the closure and consolidation of facilities and functions in accordance with SFAS No. 146, SFAS No. 112, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” EITF No. 95-3 (superseded by SFAS 141(R)) and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits.” Such costs include employee termination benefits (one-time arrangements and benefits attributable to prior service); termination of contractual obligations; the write-down of current and long-term assets to the lower of cost or fair value; and other direct incremental costs including relocation of employees, inventory and equipment.
     A liability is established through a charge to operations for one-time employee termination benefits when management commits to a plan of termination and communicates such plan to the affected group of employees. A liability is established for employee termination benefits that accumulate or vest based on prior service when it becomes probable that such termination benefits will be paid and the amount of the payment can be reasonably estimated. A liability for contract termination costs is established at fair value when the contract is terminated or the Company becomes contractually obligated to make such payment. If an operating lease is not terminated, a liability is established when the Company ceases use of the leased property. Other direct incremental costs are charged to operations as incurred.
     With respect to business combinations consummated prior to January 1, 2009, liabilities for employee termination and relocation benefits and contractual obligations of the acquired company, contemplated at the acquisition date and finalized within one year of the acquisition date, and subsequent adjustments, if any, are included in, and recorded as adjustments to, goodwill.
Cautionary Statement Regarding Forward-Looking Statements
     All of the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” other than historical facts, are forward-looking statements, including, without limitation, the statements made under the caption “Outlook.” As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations, and beliefs relating to matters that are not historical in nature. The words “could,” “anticipate,” “preliminary,” “expect,” “believe,” “estimate,” “intend,” “plan,” “will,” “foresee,” “project,” “forecast,” or the negative thereof or variations thereon, and similar expressions identify forward-looking statements.
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
     These risks, uncertainties and other factors include, but are not limited to: (1) the Company’s exposure to the risks associated with the current global economic crisis, which may negatively impact our revenues, liquidity, suppliers and customers; (2) the risks that the Company will not realize the expected financial and other benefits from the acquisition of CompAir and from recently announced restructuring actions; (3) exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s compressor and vacuum products; (4) the risks associated with intense competition in the Company’s market segments, particularly the pricing of the Company’s products; (5) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers; (6) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the USD, the EUR, the GBP and the CNY); (7) the risk of additional future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of the Company’s total assets, are further impaired; (8) risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (9) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (10) the ability to attract and retain quality executive management and other key personnel; (11) the ability to avoid employee work stoppages and other labor difficulties; (12) the ability to continue to identify and complete strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; (13) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets; (14) the risk of regulatory noncompliance; (15) the risks associated with environmental compliance costs and liabilities; (16) the risk that communication or information systems failure may disrupt our business and result in financial loss and liability to our customers; (17) the risks associated with pending asbestos and silica personal injury lawsuits; and (18) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims. The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
     Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of March 31, 2009 and December 31, 2008, are summarized in Note 12 “Hedging Activities and Fair Value Measurements” in the “Notes to Condensed Consolidated Financial Statements.”
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
Interest Rate Risk
     The Company’s exposure to interest rate risk results primarily from its borrowings of $501.2 million at March 31, 2009. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. The interest rates on approximately 27% of the Company’s borrowings were effectively fixed as of March 31, 2009. If the relevant LIBOR amounts for all of the Company’s borrowings had been 100 basis points higher than actual in the first three months of 2009, the Company’s interest expense would have increased by $1.0 million.
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
     The Company is exposed to the impacts of changes in foreign currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD. Of the Company’s total net assets of $921.2 million at March 31, 2009, approximately $516.1 million was denominated in currencies other than the USD. Borrowings by the Company’s non-U.S. subsidiaries at March 31, 2009 totaled $36.3 million, and the Company’s consolidated borrowings denominated in currencies other than the USD totaled $191.3 million. Fluctuations due to changes in foreign currency exchange rates in the value of non-USD borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.
     The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At March 31, 2009, the notional amount of open forward currency contracts was $205.3 million and their aggregate fair value was $0.6 million.
     To illustrate the impact of foreign currency exchange rates on the Company’s financial results, the Company’s operating income (excluding the effect of the goodwill impairment charge) for the first three months of 2009 would have decreased by approximately $1.4 million if the USD had been 10 percent more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.
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

     In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions is included under Note 15 “Contingencies” to the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and under “Contingencies” in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
     For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, (ii) the “Cautionary Statement Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q and (iii) the additional risk factor set forth below in this Part II, Item 1A of this Quarterly Report on Form 10-Q.
     A significant portion of the Company’s assets consist of goodwill and other intangible assets, the value of which may be reduced if the Company determines that those assets are further impaired.
     Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identifiable intangible assets acquired. In accordance with GAAP, goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Impairment assessment under GAAP requires that the Company consider, among other factors, differences between the current book value and estimated fair value of its net assets, and comparison of the estimated fair value of its net assets to its current market capitalization.
     In the first quarter of 2009, the Company determined that the fair value of one of its reporting units was impaired and recorded a preliminary impairment charge of $265.0 million to reduce the carrying amount of goodwill in its Industrial Products Group. After this charge, the net carrying value of goodwill and other intangible assets represented approximately $846.9 million, or 42.9% of the Company’s total assets.
     An additional impairment charge may be recorded in the second quarter of 2009 upon the finalization of the extensive financial analysis necessary to complete the measurement of the impairment identified in the first quarter of 2009. Furthermore, if goodwill or other assets are further impaired based on a future impairment test, the Company could be required to record additional non-cash impairment charges to its operating income. Such non-cash impairment charges, if significant, could materially and adversely affect the Company’s results of operations and reduce its consolidated stockholders’ equity in the period recognized.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the three months ended March 31, 2009 are listed in the following table.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (3)	Programs
January 1, 2009 – January 31, 2009	—	n/a	—	3,000,000
February 1, 2009 – February 28, 2009	—	n/a	—	3,000,000
March 1, 2009 – March 31, 2009	8,782	18.76	—	3,000,000

Total	8,782	18.76	—	3,000,000

(1)	All of these shares were exchanged or surrendered in connection with the exercise of options under Gardner Denver’s stock option plans.

(2)	Excludes commissions.

(3)	In November 2008, the Board of Directors authorized the Company to acquire up to 3.0 million shares of its common stock. As of March 31, 2009, no shares under this repurchase program have been repurchased.
Item 6. Exhibits
     See the list of exhibits in the Index to Exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC. (Registrant)

Date: May 7, 2009	By:	/s/ Barry L. Pennypacker

Barry L. Pennypacker
President and Chief Executive Officer

Date: May 7, 2009	By:	/s/ Helen W. Cornell

Helen W. Cornell
Executive Vice President, Finance and
Chief Financial Officer

Date: May 7, 2009	By:	/s/ David J. Antoniuk

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

10*
Retirement Agreement dated January 6, 2009 between Gardner Denver, Inc. and Richard C. Steber, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 8, 2009, and incorporated herein by reference.

11
Statement re: Computation of Earnings Per Share, incorporated herein by reference to Note 10 “Stockholders’ Equity and (Loss) Earnings per Share” to the Company’s Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

**	Filed herewith.

***	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.