Form 10-Q
period 2009-06-30
GARDNER DENVER INC
filed 2009-08-10
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,997,680 shares of Common Stock, par value $0.01 per share, as of July 26, 2009.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GARDNER DENVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$436,049	$518,112	$898,529	$1,013,782
Cost of sales	305,513	350,236	627,382	684,580

Gross profit	130,536	167,876	271,147	329,202
Selling and administrative expenses	87,170	90,368	181,753	176,987
Other operating expense, net	21,027	3,913	29,900	2,672
Impairment charges	(3,935)	—	261,065	—

Operating income (loss)	26,274	73,595	(201,571)	149,543
Interest expense	6,611	5,041	14,268	10,641
Other income, net	(1,243)	(336)	(1,431)	(577)

Income (loss) before income taxes	20,906	68,890	(214,408)	139,479
Provision for income taxes	(6,493)	19,324	7,362	39,054

Net income (loss)	$27,399	$49,566	$(221,770)	$100,425

Basic earnings (loss) per share	$0.53	$0.94	$(4.28)	$1.90

Diluted earnings (loss) per share	$0.53	$0.93	$(4.28)	$1.87

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$120,484	$120,735
Accounts receivable (net of allowance of $13,461 at June 30, 2009 and $10,642 at December 31, 2008)	340,358	388,098
Inventories, net	249,809	284,825
Deferred income taxes	31,020	33,014
Other current assets	36,411	30,892

Total current assets	778,082	857,564

Property, plant and equipment (net of accumulated depreciation of $308,333 at June 30, 2009 and $283,676 at December 31, 2008)	315,129	305,012
Goodwill	571,561	804,648
Other intangibles, net	317,145	346,263
Other assets	23,102	26,638

Total assets	$2,005,019	$2,340,125

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$34,334	$36,968
Accounts payable	100,887	135,864
Accrued liabilities	204,217	224,550

Total current liabilities	339,438	397,382

Long-term debt, less current maturities	440,361	506,700
Postretirement benefits other than pensions	14,891	17,481
Deferred income taxes	85,888	91,218
Other liabilities	131,941	128,596

Total liabilities	1,012,519	1,141,377

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 51,974,289 and 51,785,125 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	584	583
Capital in excess of par value	552,339	545,671
Retained earnings	489,295	711,065
Accumulated other comprehensive income	82,573	72,268
Treasury stock at cost; 6,427,214 and 6,469,971 shares at June 30, 2009 and December 31, 2008, respectively	(132,291)	(130,839)

Total stockholders’ equity	992,500	1,198,748

Total liabilities and stockholders’ equity	$2,005,019	$2,340,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows From Operating Activities
Net (loss) income	$(221,770)	$100,425
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	34,925	30,281
Impairment charges	261,065	—
Unrealized foreign currency transaction loss (gain), net	1,562	(670)
Net loss on asset dispositions	124	123
Stock issued for employee benefit plans	2,198	2,557
Stock-based compensation expense	1,954	3,039
Excess tax benefits from stock-based compensation	(88)	(8,479)
Deferred income taxes	(766)	(6,922)
Changes in assets and liabilities:
Receivables	52,503	(10,940)
Inventories	39,583	5,522
Accounts payable and accrued liabilities	(73,481)	9,252
Other assets and liabilities, net	(4,799)	(6,789)

Net cash provided by operating activities	93,010	117,399

Cash Flows From Investing Activities
Capital expenditures	(28,104)	(20,182)
Disposals of property, plant and equipment	589	1,108
Other, net	(19)	(217)

Net cash used in investing activities	(27,534)	(19,291)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(21,613)	(17,988)
Proceeds from short-term borrowings	14,220	17,773
Principal payments on long-term debt	(95,416)	(110,074)
Proceeds from long-term debt	31,366	67,317
Proceeds from stock option exercises	583	10,752
Excess tax benefits from stock-based compensation	88	8,479
Purchase of treasury stock	(285)	(44,627)
Other	(847)	(1,258)

Net cash used in financing activities	(71,904)	(69,626)

Effect of exchange rate changes on cash and equivalents	6,177	5,730

Net (decrease) increase in cash and equivalents	(251)	34,212
Cash and equivalents, beginning of year	120,735	92,922

Cash and equivalents, end of period	$120,484	$127,134

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
     The financial information presented as of any date other than December 31, 2008 has been prepared from the books and records of the Company without audit. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such financial statements, have been included. The Company has evaluated events that occurred subsequent to June 30, 2009, through the financial statement issue date of August 7, 2009. See Note 18 “Subsequent Events.”
     The unaudited interim condensed consolidated financial statements should be read in conjunction with the complete consolidated financial statements and notes thereto included in Gardner Denver’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The results of operations for the six-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161”). SFAS No. 161 requires enhanced disclosures for derivative instruments and hedging activities, including (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Under SFAS No. 161, entities must disclose the fair value of derivative instruments, their gains or losses and their location in the balance sheet in tabular format, and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The fair value amounts must be disaggregated by asset and liability values, by derivative instruments that are designated and qualify as hedging instruments and those that are not, and by each major type of derivative contract. The Company adopted SFAS No. 161 effective January 1, 2009. See Note 12 “Hedging Activities and Fair Value Measurements” for the Company’s disclosures about its derivative instruments and hedging activities.
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
     In April 2009, the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS No. 141(R)-1”). FSP FAS No. 141(R)-1 amends the provisions in SFAS No. 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This FSP also amends the subsequent measurement and accounting guidance, and disclosure requirements in SFAS No. 141(R). FSP FAS No. 141(R)-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of this statement prospectively to business combinations from January 1, 2009. The impact of FSP FAS No. 141(R)-1 on the Company’s consolidated financial statements will depend on the nature, terms and size of acquisitions it consummates in the future.
     In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157. FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009. The Company adopted the provisions of this statement beginning with the second quarter 2009. The adoption of FSP FAS No. 157-4 did not have a material effect on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require the disclosures about fair value of financial instruments previously required only in annual financial statements in interim financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The Company adopted FSP FAS No. 107-1 and APB 28-1 in the second quarter 2009. The adoption of FSP FAS No. 107-1 and APB 28-1 did not have a material effect on the Company’s consolidated financial statements.

     In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS No. 115-2 had no impact on the Company’s consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 incorporates the subsequent events guidance contained in the auditing standards literature into the authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether that date corresponds with the release of their financial statements. SFAS No. 165 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 in the second quarter of 2009 and the adoption had no impact on its consolidated financial statements, other than disclosure of the date through which the Company evaluated subsequent events.
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
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement 140” (“SFAS No. 166”). SFAS No. 166 revises SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not currently expect the adoption of SFAS No. 166 to have a material effect on its financial statements and related disclosures.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No.167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company does not currently expect the adoption of SFAS No. 167 to have a material effect on its financial statements and related disclosures.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the “FASB Accounting Standard Codification™” (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. Effective July 1, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will not have a significant impact on the Company’s financial statements.
Note 2. Business Combinations
     On October 20, 2008, the Company acquired CompAir Holdings Ltd. (“CompAir”), a leading global manufacturer of compressed air and gas solutions. The acquisition of CompAir allows the Company to further broaden its geographic presence, diversify its end market segments served, and provides opportunities to reduce operating costs and achieve sales and marketing efficiencies. CompAir’s products are complementary to the Industrial Products Group’s product portfolio. The Company acquired all outstanding shares and share equivalents of CompAir for a total purchase price of $378.5 million, which consisted of $329.9 million in shareholder consideration, $39.8 million of CompAir external debt retired at closing and $8.8 million of transaction costs and other liabilities settled at closing. As part of the transaction, the Company also assumed approximately $5.9 million in long-term debt. As of October 20, 2008, CompAir had $24.1 million in cash and equivalents. The net transaction value, including assumed debt (net of cash acquired) and direct acquisition costs, was approximately $360.3 million. There are no remaining material contingent payments or commitments related to this acquisition.
     The CompAir acquisition has been accounted for using the purchase method and, accordingly, its results are included in the Company’s consolidated financial statements from the date of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date.
     Under the purchase method of accounting, the assets and liabilities of CompAir were recorded at their estimated respective fair values as of October 20, 2008. The initial allocation of the purchase price was subsequently adjusted when certain preliminary valuation estimates were finalized. The following table summarizes the nature and amount of such adjustments recorded in 2009. The amounts presented in this table do not reflect the portion of the goodwill impairment charge recorded in 2009 that may be directly attributable to the CompAir acquisition. For purposes of the impairment testing performed in 2009 in accordance with SFAS No. 142, the net assets from the CompAir acquisition were included as a component of the reporting unit within the Industrial Products Group in which the impairment charge was recorded. Since goodwill impairment testing is performed at the reporting unit level, the amount directly attributable to the CompAir acquisition cannot be specifically identified. See also Note 5 “Goodwill and Other Intangible Assets” for a description of the impairment charge.

CompAir Holdings Limited
Purchase Price Allocation and Adjustments
June 30, 2009

Total purchase price allocated to amortizable intangible assets as of December 31, 2008	$166,018

Purchase accounting adjustments recorded in 2009:
Fair value of trademarks	(3,243)
Fair value of customer relationships	(13,231)
Fair value of other amortizable intangible assets	(1,197)

Total purchase price allocated to amortizable intangible assets as of June 30, 2009	$148,347

Total purchase price allocated to goodwill as of December 31, 2008	$155,466

Purchase accounting adjustments recorded in 2009:
Fair value of amortizable intangible assets	17,671
Fair value of inventory	1,520
Fair value of accounts receivable	729
Termination benefits and other liabilities	2,279
Income taxes, net	(4,687)
Other, net	(334)

Total purchase price allocated to goodwill as of June 30, 2009	$172,644

Note 3. Restructuring
     In 2008 and the first six months of 2009, the Company finalized and announced certain restructuring plans designed to address (i) rationalization of the Company’s manufacturing footprint, (ii) the slowing global economy and the resulting deterioration in the Company’s end markets and (iii) the integration of CompAir into its existing operations. These plans included the closure and consolidation of manufacturing facilities in Europe and the U.S., and various voluntary and involuntary employee termination and relocation programs. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits — an amendment of FASB Statements No. 5 and 43,” a charge totaling $11.1 million (included in “Other operating expense, net”) was recorded in 2008, of which $8.5 million was associated with the Industrial Products Group and $2.6 million was associated with the Engineered Products Group. An additional charge totaling $27.6 million was recorded in the first six months of 2009, of which $18.2 million was associated with the Industrial Products Group and $9.4 million was associated with the Engineered Products Group. Execution of these plans, including payment of employee severance benefits, is expected to be substantively completed during 2009.
     During the six-month period ended June 30, 2009, the Company recorded charges totaling approximately $1.3 million (included in the restructuring accrual balance at June 30, 2009) in connection with the consolidation of certain U.S. operations, which it expects to be funded by a state grant. The anticipated amount of the grant was recorded as a reduction in the associated charge and the establishment of a current receivable. If the Company does not maintain certain employment and payroll levels specified in the grant over a ten-year period, it will be obligated to return a portion of the grant funds to the state on a pro-rata basis. Any such amounts that may be returned to the state will be charged to operating income when identified. The Company currently expects to meet the required employment and payroll levels.
     In connection with the acquisition of CompAir, the Company has been implementing plans identified at or prior to the acquisition date to close and consolidate certain former CompAir functions and facilities, primarily in North America and Europe. These plans included various voluntary and involuntary employee termination and relocation programs affecting both salaried and hourly employees and exit costs associated with the sale, lease termination or sublease of certain manufacturing and administrative facilities. The terminations, relocations and facility exits are expected to be substantively completed during 2009. A liability of $8.9 million was included in the allocation of the CompAir purchase price for the estimated cost of these actions at October 20, 2008 in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” This liability was increased by $1.5 million in the first six months of 2009 to reflect the finalization of certain of these plans. Any further adjustments, if required, will be recorded as adjustments to the allocation of the purchase price of CompAir.
     The following table summarizes the activity in the restructuring accrual accounts:

	Termination
	Benefits	Other	Total

Balance as of December 31, 2008	$13,634	$2,365	$15,999
Charged to expense	26,004	1,615	27,619
Acquisition purchase price allocation	1,448	14	1,462
Paid	(16,521)	(1,875)	(18,396)
Other, net	2,190	(56)	2,134

Balance as of June 30, 2009	$26,755	$2,063	$28,818

Note 4. Inventories
     Inventories as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008

Raw materials, including parts and subassemblies	$148,621	$159,425
Work-in-process	41,154	47,060
Finished goods	75,087	90,951

	264,862	297,436
Excess of FIFO costs over LIFO costs	(15,053)	(12,611)

Inventories, net	$249,809	$284,825

Note 5. Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142, the Company performs an impairment test of the carrying values of its goodwill and indefinite-lived intangibles assets on an annual basis during the third quarter using balances as of June 30, and whenever events or changes in circumstances indicate that the carrying values may not be recoverable. The Company performed its annual impairment test during the third quarter of 2008 using balances as of June 30, 2008. During the fourth quarter of 2008, the Company experienced a significant slowdown in orders and lower projected near-term earnings levels compared to management’s expectations as of June 30, 2008, coupled with a considerable decline in the price of the Company’s common stock. As a result, the Company performed an interim impairment analysis as of December 31, 2008. Based on the results of these impairment tests, the Company concluded that no impairment of goodwill and indefinite-lived intangibles assets had occurred.
     During the first quarter of 2009, the Company concluded that sufficient indicators existed to require it to perform another interim impairment test as of March 31, 2009. The Company’s conclusion was based upon a combination of factors, including the continued significant decline in order rates for certain products, the uncertain outlook regarding when such order rates might return to levels and growth rates experienced in recent years, and the sustained decline in the price of the Company’s common stock resulting in the Company’s market capitalization being below the Company’s carrying value at March 31, 2009. Accordingly, the Company performed the first step of its interim goodwill impairment test for each of its reporting units and determined that the carrying value of one of its reporting units within the Industrial Products Group segment exceeded its fair value, indicating that a potential goodwill impairment existed. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company recorded a preliminary non-cash goodwill impairment charge of $265.0 million in the quarter ended March 31, 2009 which represented the Company’s best estimate of the impairment at that time.. During the second quarter of 2009, the Company finalized the valuation of the tangible and intangible assets and the allocation of fair value to the assets and liabilities of the impaired reporting unit, and recorded a reduction to the preliminary non-cash goodwill impairment change of $14.3 million to a total of $250.7 million.
     As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has completed its annual goodwill impairment test and concluded that the carrying value of goodwill as of June 30, 2009 was not impaired. Adverse changes in economic or operating conditions after the annual impairment test may result in an additional future material goodwill impairment charge.
     In performing the annual and interim goodwill impairment tests, the Company determined the estimated fair value of each reporting unit utilizing an income approach model based on the present value of the estimated future cash flows of the reporting unit at an applicable discount rate. This approach makes use of unobservable factors such as projected revenues and a discount rate applied to the estimated cash flows. The determination of the discount rate was based on a cost of equity and debt model, which uses a risk-free rate, a stock-beta adjusted risk premium, a size premium, among others, and aims to be reflective of the assumptions made by market participants. Additionally, the aggregate estimated fair value of the reporting units was compared to the Company’s market capitalization. In considering the Company’s market capitalization, an estimated premium to reflect the fair value on a control basis was applied.

     An impairment evaluation for indefinite-lived intangible assets, which consist of certain trademarks, was also conducted as part of the interim impairment test performed during the first quarter of 2009 and again during the second quarter as part of the Company’s annual impairment evaluation. The Company evaluated its indefinite-lived intangible assets for impairment by comparing the discounted estimates of future cash flow projections to the carrying values. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates. As a result of the annual impairment evaluation, the Company identified and recorded a non-cash impairment charge of $10.4 million, primarily associated with a trade name in the Industrial Products Group segment. The trade name impairment charge is reflected as a decrease in the carrying value of other intangibles, net, in the Condensed Consolidated Balance Sheet as of June 30, 2009 and as an impairment charge in the Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2009.
     The Company reviews long-lived assets, including its intangible assets subject to amortization, which consist primarily of customer relationships and intellectual property for the Company, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the first quarter of 2009, the Company tested its long-lived assets for impairment and determined that there was no impairment. There were no further impairment indicators during the second quarter of 2009.
     The changes in the carrying amount of goodwill attributable to each business segment for the six-month period ended June 30, 2009, and the year ended December 31, 2008, are presented in the table below. The adjustments to goodwill in 2009 are primarily related to the finalization of the valuation of certain CompAir intangible assets.

	Industrial	Engineered
	Products	Products	Total

Balance as of December 31, 2007	$363,011	$322,485	$685,496
Acquisitions	157,533	—	157,533
Adjustments to goodwill	(3,851)	3,559	(292)
Foreign currency translation	(25,641)	(12,448)	(38,089)

Balance as of December 31, 2008	491,052	313,596	804,648
Adjustments to goodwill	14,442	(1)	14,441
Impairment of goodwill	(250,700)	—	(250,700)
Foreign currency translation	(37)	3,209	3,172

Balance as of June 30, 2009	$254,757	$316,804	$571,561

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	June 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists and relationships	$121,811	$(21,264)	$133,596	$(17,654)
Acquired technology	97,612	(43,521)	91,713	(36,464)
Trade names	55,086	(5,180)	57,332	(3,450)
Other	4,719	(3,157)	4,728	(2,883)
Unamortized intangible assets:
Trade names	111,039	—	119,345	—

Total other intangible assets	$390,267	$(73,122)	$406,714	$(60,451)

     Amortization of intangible assets for the three and six-month periods ended June 30, 2009 was $4.8 million and $9.9 million, respectively. Amortization of intangible assets for the three and six-month period ended June 30, 2008 was $3.0 million and $6.0 million, respectively. Amortization of intangible assets is anticipated to be approximately $20.1 million in 2009 and $18.0 million in 2010 through 2013 based upon exchange rates as of June 30, 2009 and intangible assets with finite useful lives included in the balance sheet as of June 30, 2009.
Note 6. Accrued Product Warranty
     A reconciliation of the changes in the accrued product warranty liability for the three and six-month periods ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance at beginning of period	$18,634	$16,284	$19,141	$15,087
Product warranty accruals	6,383	3,716	11,157	8,017
Settlements	(6,755)	(3,157)	(11,642)	(6,710)
Effect of foreign currency translation	774	15	380	464

Balance at end of period	$19,036	$16,858	$19,036	$16,858

Note 7. Pension and Other Postretirement Benefits
     The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$269	$198	$6	$4
Interest cost	1,093	1,066	2,709	3,161	266	282
Expected return on plan assets	(913)	(1,175)	(2,223)	(3,388)	—	—
Recognition of:
Unrecognized prior-service cost	3	4	8	—	(50)	(94)
Unrecognized net actuarial loss (gain)	455	55	(18)	(24)	(325)	(336)

Net periodic benefit cost (income)	638	(50)	745	(53)	(103)	(144)
SFAS No. 88 curtailment gain	—	—	(118)	—	—	—

Total net periodic benefit cost (income)	$638	$(50)	$627	$(53)	$(103)	$(144)

	Six Months Ended June 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2009	2008	2009	2008	2009	2008

Service cost	$—	$—	$529	$386	$11	$8
Interest cost	2,186	2,132	5,258	6,281	530	564
Expected return on plan assets	(1,826)	(2,350)	(4,301)	(6,752)	—	—
Recognition of:
Unrecognized prior-service cost	6	8	15	—	(100)	(188)
Unrecognized net actuarial loss (gain)	910	110	(35)	(46)	(650)	(672)

Net periodic benefit cost (income)	1,276	(100)	1,466	(131)	(209)	(288)
SFAS No. 88 curtailment gain	—	—	(118)	—	—	—

Total net periodic benefit cost (income)	$1,276	$(100)	$1,348	$(131)	$(209)	$(288)

     The Company previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to contribute approximately $8.6 million to its U.S. pension plans in fiscal 2009. As a result of recent changes to pension plan funding guidelines in the U.S. released by the Internal Revenue Service, the Company currently expects to contribute $1.4 million to its U.S. pension plans in fiscal 2009.

Note 8. Debt
     The Company’s debt at June 30, 2009 and December 31, 2008 is summarized as follows:

	June 30,	December 31,
	2009	2008

Short-term debt	$3,580	$11,786

Long-term debt:
Credit Line, due 2013 (1)	$—	$37,000
Term Loan, denominated in U.S. dollars, due 2013 (2)	165,000	177,750
Term Loan, denominated in euro (“EUR”), due 2013 (3)	154,351	165,284
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages (4)	8,645	8,911
Variable Rate Industrial Revenue Bonds, due 2018 (5)	8,000	8,000
Capitalized leases and other long-term debt	10,119	9,937

Total long-term debt, including current maturities	471,115	531,882
Current maturities of long-term debt	30,754	25,182

Total long-term debt, less current maturities	$440,361	$506,700

(1)	The loans under this facility may be denominated in U.S. Dollars (“USD”) or several foreign currencies. At June 30, 2009, there were no outstanding borrowings. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency. The interest rate averaged 3.2% during the first half of 2009.

(2)	The interest rate for this loan varies with prime, federal funds and/or LIBOR. At June 30, 2009, this rate was 3.0% and averaged 3.0% for the first half of 2009.

(3)	The interest rate for this loan varies with LIBOR. At June 30, 2009, this rate was 3.3% and averaged 4.0% for the first half of 2009.

(4)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €6,161 at June 30, 2009. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

(5)	The interest rate varies with market rates for tax-exempt industrial revenue bonds. At June 30, 2009, this rate was 0.6% and averaged 0.8% during the first half of 2009. These industrial revenue bonds are secured by an $8,100 standby letter of credit.
Note 9. Stock-Based Compensation
     The Company accounts for its stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-based Payment,” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated fair values. The Company recognizes stock-based compensation expense for share-based payment awards over the requisite service period for vesting of the award or to an employee’s eligible retirement date, if earlier. The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations and the realized excess tax benefits included in the consolidated statements of cash flows for the three and six-month periods ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Selling and administrative expenses	$834	$780	$1,954	$3,039

Total stock-based compensation expense included in operating expenses	$834	$780	$1,954	$3,039

Income (loss) before income taxes	(834)	(780)	(1,954)	(3,039)
Provision for income taxes	213	200	559	843

Net income (loss)	$(621)	$(580)	$(1,395)	$(2,196)

Basic and diluted earnings (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Net cash provided by operating activities	$(60)	$(8,051)	$(88)	$(8,479)
Net cash used in financing activities	$60	$8,051	$88	$8,479
Plan Descriptions
     Under the Company’s Amended and Restated Long-Term Incentive Plan (the “Incentive Plan”), designated employees and non-employee directors are eligible to receive awards in the form of restricted stock and restricted stock units (collectively referred to as “restricted shares”), stock options, stock appreciation rights or performance shares, as determined by the Management Development and Compensation Committee of the Board of Directors (the “Compensation Committee”). Under the Incentive Plan, the grant price of a stock option is determined by the Compensation Committee, but must not be less than the market close price of the Company’s common stock on the date of grant. The Incentive Plan provides that the term of any stock option granted may not exceed ten years. There are no vesting provisions tied to performance conditions for any of the outstanding stock options and restricted shares. Vesting for all outstanding stock options and restricted shares is based solely on continued service as an employee or director of the Company and generally occurs upon retirement, death or cessation of service due to disability, if earlier.
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

     A summary of the Company’s stock option activity for the six-month period ended June 30, 2009 is presented in the following table (underlying shares in thousands):

				Weighted-
		Outstanding		Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Life

Outstanding at December 31, 2008	1,337	$27.99
Granted	410	$19.32
Exercised	(52)	$11.46
Forfeited or canceled	(119)	$28.91

Outstanding at June 30, 2009	1,576	$26.21	$5,858	4.3 years
Exercisable at June 30, 2009	996	$27.15	$3,445	3.2 years
     The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at June 30, 2009 multiplied by the number of in-the-money stock options. The weighted-average estimated grant-date fair value of employee stock options granted during the three and six-month periods ended June 30, 2009 were $10.54 and $7.19, respectively.
     The total pre-tax intrinsic values of stock options exercised during the three-month periods ended June 30, 2009 and 2008 were $0.6 million and $25.9 million, respectively. The total pre-tax intrinsic values of stock options exercised during the first half of 2009 and 2008 were $0.7 million and $27.7 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $3.3 million as of June 30, 2009 and will be recognized as expense over a weighted-average period of 2.2 years.
Valuation Assumptions and Expense under SFAS No. 123(R)
     The fair value of each stock option grant under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for the periods indicated are noted in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Assumptions:
Risk-free interest rate	1.7%	2.8%	1.7%	2.6%
Dividend yield	—	—	—	—
Volatility factor	45	32	42	30
Expected life (in years)	4.0	4.0	4.6	4.5
Restricted Share Awards
     In 2008, the Company began granting restricted stock units in lieu of restricted stock. Upon vesting, restricted stock units result in the issuance of the equivalent number of shares of the Company’s common stock. All restricted share awards cliff vest three years after the date of grant.

     A summary of the Company’s restricted share award activity for the six-month period ended June 30, 2009 is presented in the following table (underlying shares in thousands):

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	(per share)

Nonvested at December 31, 2008	159	$35.25
Granted	69	$20.38
Vested	(69)	$32.33
Forfeited	(2)	$35.79

Nonvested at June 30, 2009	157	$30.00

     The restricted stock units granted in the first half of 2009 were valued at the market close price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted share awards, net of estimated forfeitures, was $2.2 million as of June 30, 2009, which will be recognized as expense over a weighted-average period of 2.1 years. The total fair value of restricted share awards that vested during the first half of 2009 and 2008 was $1.6 million and $0.1 million, respectively.
Note 10. Stockholders’ Equity and Earnings (Loss) Per Share
     In November 2008, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. During the six-month period ended June 30, 2009, no shares were repurchased under this program. All common stock acquired is held as treasury stock and is available for general corporate purposes.
     The following table details the calculation of basic and diluted earnings (loss) per common share for the three and six-month periods ended June 30, 2009 and 2008 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic Earnings (Loss) Per Share:
Net income (loss)	$27,399	$49,566	$(221,770)	$100,425

Shares:
Weighted average number of common shares outstanding	51,852	52,753	51,809	52,891

Basic earnings (loss) per common share	$0.53	$0.94	$(4.28)	$1.90

Diluted Earnings (Loss) Per Share:
Net income (loss)	$27,399	$49,566	$(221,770)	$100,425

Shares:
Weighted average number of common shares outstanding	51,852	52,753	51,809	52,891
Effect of dilutive outstanding equity-based awards (1)	250	711	—	715

Weighted average number of diluted common shares	52,102	53,464	51,809	53,606

Diluted earnings (loss) per common share	$0.53	$0.93	$(4.28)	$1.87

(1)	Share equivalents totaling 198, consisting of outstanding stock options and nonvested restricted stock, were excluded from the computation of diluted loss per share in the six-months ended June 30, 2009 because the net loss for the period caused all potentially dilutive shares to be anti-dilutive.
     For the three-month periods ended June 30, 2009 and 2008, respectively, antidilutive equity-based awards to purchase 786 and 12 weighted-average shares of common stock were outstanding. For the six-month periods ended June 30, 2009 and 2008, respectively, antidilutive equity-based awards to purchase 1,022 and 291 weighted-average shares of common stock were outstanding. Antidilutive equity-based awards outstanding were not included in the computation of diluted earnings (loss) per common share.
Note 11. Accumulated Other Comprehensive Income (Loss)
     The Company’s accumulated other comprehensive income (loss) consists of (i) unrealized net gains and losses on the translation of the assets and liabilities of its foreign operations; (ii) foreign currency gains and losses associated with the Company’s net investments in foreign operations and translation of intercompany transactions of a long-term investment nature, net of income taxes; (iii) unrecognized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes; and (iv) unamortized pension and other postretirement benefit prior service cost and actuarial gains or losses, net of income taxes.

     The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

			Unrealized		Accumulated
	Cumulative Currency		(Losses) Gains on	Pension and	Other
	Translation	Foreign Currency	Cash Flow	Postretirement	Comprehensive
	Adjustment (1)	Gains and (Losses)	Hedges	Benefit Plans	Income

Balance at December 31, 2007	$133,467	$—	$(110)	$(5,347)	$128,010
Before tax income (loss)	50,157	—	(1,110)	(393)	48,654
Income tax effect	—	—	422	147	569

Other comprehensive income (loss)	50,157	—	(688)	(246)	49,223
Currency translation (2)	—	—	—	1	1

Balance at March 31, 2008	183,624	—	(798)	(5,592)	177,234
Before tax income (loss)	1,313	—	1,287	(395)	2,205
Income tax effect	—	—	(489)	148	(341)

Other comprehensive income (loss)	1,313	—	798	(247)	1,864
Currency translation (2)	—	—	—	4	4

Balance at June 30, 2008	$184,937	$—	$—	$(5,835)	$179,102

Balance at December 31, 2008	$99,633	$(9,410)	$—	$(17,955)	$72,268
Before tax (loss) income	(35,671)	7,634	—	73	(27,964)
Income tax effect	—	(2,886)	—	(28)	(2,914)

Other comprehensive (loss) income	(35,671)	4,748	—	45	(30,878)
Currency translation (2)	—	—	—	—	—

Balance at March 31, 2009	63,962	(4,662)	—	(17,910)	41,390
Before tax income (loss)	43,242	(3,626)	366	73	40,055
Income tax effect	—	1,294	(139)	(28)	1,127

Other comprehensive income (loss)	43,242	(2,332)	227	45	41,182
Currency translation (2)	—	—	—	1	1

Balance at June 30, 2009	$107,204	$(6,994)	$227	$(17,864)	$82,573

(1)	Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

(2)	The Company uses the historical rate approach in determining the USD amounts of changes to accumulated other comprehensive income associated with non-U.S. pension benefit plans.
     The Company’s comprehensive income (loss) for the three and six-month periods ended June 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$27,399	$49,566	$(221,770)	$100,425
Other comprehensive income	41,182	1,864	10,304	51,087

Comprehensive income (loss)	$68,581	$51,430	$(211,466)	$151,512

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
     Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the derivative instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a fraction of the notional amount. The Company minimizes the credit risk related to derivatives by transacting only with multiple, high-quality counterparties that are major financial institutions with investment-grade credit ratings. The Company has not experienced any credit loss as a result of counterparty nonperformance in the past. The majority of the derivative contracts to which the Company is a party settle monthly or quarterly, or mature within one year. Because of these factors, the Company has minimal credit risk related to derivative contracts at June 30, 2009.
     The Company’s exposure to interest rate risk results primarily from its borrowings of $474.7 million at June 30, 2009. The Company manages its debt centrally considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions.
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
     In accordance with SFAS No. 133, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. If a derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Derivatives that are not designated as hedges or do not qualify for hedge accounting treatment are marked to market through earnings. All cash flows associated with derivatives are classified as operating cash flows in the Condensed Consolidated Statement of Cash Flows.
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
     The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets:

	June 30, 2009
			Asset	Liability
		Notional	Derivatives	Derivatives
	Balance Sheet Location	Amount (1)	Fair Value (1)	Fair Value (1)
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate swap contracts	Other Assets	$131,128	$364	$47

Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency forwards	Other Current Assets	$4,925	$334	$17
Foreign currency forwards	Accrued Liabilities	$228,249	$389	$9,560

(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.

     Gains and losses on derivatives designated as cash flow hedges in accordance with SFAS No. 133 included in the Condensed Consolidated Statements of Operations for the quarter ended June 30, 2009 are as follows:

Amount of Gain or (Loss)
		Amount of Gain or (Loss)	Recognized in Income on
	Amount of Gain or (Loss)	Reclassified from	Derivatives
	Recognized in OCI on	Accumulated OCI into	(Ineffective Portion and
Derivatives Designated as	Derivatives	Income	Amount Excluded from
Cash Flow Hedges	(Effective Portion)	(Effective Portion)	Effectiveness Testing))

Interest rate swap contracts (1)	$207	$(159)	$ —

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in the interest expense line on the face of the Condensed Consolidated Statements of Operations.
     During the second quarter of 2009, the Company entered into five pay-fixed/receive-variable interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $75.0 million and €40.0 million of LIBOR-based variable rate borrowings. These contracts carry fixed rates ranging from 0.7% to 2.2% and have expiration dates ranging from 2010 to 2013. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. Based on LIBOR-based swap yield curves as of June 30, 2009, the Company expects to reclassify losses of $1.0 million out of AOCI into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding at June 30, 2009 were $165.0 million and €110.0 million.
     There were 39 foreign currency forward contracts outstanding as of June 30, 2009 with notional amounts ranging from $0.2 million to $8.5 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in foreign currency exchange rates. The Company has not designated the forward contracts as hedging instruments because changes in the fair value of the contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the other operating expense, net, line on the face of the Condensed Consolidated Statements of Operations. During the three and six-month periods ended June 30, 2009, the Company recorded net losses of $20.1 million and $13.9 million, respectively, relating to foreign currency forward contracts outstanding during all or part of the first half of 2009. Total foreign currency losses reported in other operating expense, net, were $1.8 million and $1.6 million in the three and six-month periods ended June 30, 2009, respectively.
     As of June 30, 2009, the Company has designated its term loan denominated in EUR of approximately €110.0 million as a hedge of the Company’s net investment in European subsidiaries with EUR functional currencies. Accordingly, changes in the fair value of this debt due to changes in the USD to EUR exchange rate are recorded through other comprehensive income. During the three and six-month periods ended June 30, 2009, the Company recorded losses of $5.5 million and $0.4 million, net of tax, through other comprehensive income. As of June 30, 2009, the net balance of such losses included in accumulated other comprehensive income was $3.6 million, net of tax.

Fair Value Measurements
     A financial instrument is defined as a cash equivalent, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, trade payables, deferred compensation obligations and debt instruments. The book values of these instruments, other than the Senior Subordinated Notes, are a reasonable estimate of their respective fair values.
     The Senior Subordinated Notes outstanding are carried at cost. Their estimated fair value was approximately $110.9 million as of June 30, 2009 based upon non-binding market quotations that were corroborated by observable market data (Level 2). The estimated fair value is not indicative of the amount that the Company would have to pay to redeem these notes since they are infrequently traded and are not callable at this value.
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
     The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total

Financial Assets
Foreign currency forwards (1)	$—	$723	$—	$723
Trading securities held in deferred compensation plan (2)	6,740	—	—	6,740

Total	$6,740	$723	$—	$7,463

Financial Liabilities
Foreign currency forwards (1)	$—	$9,577	$—	$9,577
Interest rate swaps (3)	—	317	—	317
Phantom stock plan (4)	—	1,764	—	1,764
Deferred compensation plan (5)	6,740	—	—	6,740

Total	$6,740	$11,658	$—	$18,398

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.

(2)	Based on the observable price of publicly traded mutual funds which, in accordance with EITF No. 97-14, “Accounting for Deferred Compensation Arrangements where Amounts Earned are Held in a Rabbi Trust and Invested,” are classified as “Trading” securities and accounted for using the mark-to-market method.

(3)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of June 30, 2009. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(4)	Based on the price of the Company’s common stock.

(5)	Based on the fair value of the investments in the deferred compensation plan.
     As discussed in Note 5 “Goodwill and Other Intangible Assets” and in accordance with the provisions of SFAS No. 142, the Company recorded impairment charges associated with goodwill and indefinite-lived intangible asset of $250.7 million and $10.4 million, respectively, during the six-month period ended June 30, 2009. The goodwill and indefinite-lived intangible asset impairment charges were calculated as the amount by which the carrying value of each asset exceeded its implied, in the case of goodwill, or estimated fair value. These fair values were determined using Level 3 inputs of the fair value hierarchy.
Note 13. Income Taxes
     As of June 30, 2009, the total balance of unrecognized tax benefits was $5.1 million compared with $7.8 million at December 31, 2008. The decrease in the balance primarily related to the favorable settlement of tax audits in various foreign jurisdictions and changes in foreign currency exchange rates. Included in the unrecognized tax benefits at June 30, 2009 is $5.1 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized, of which $2.1 million would be offset by a reduction of a corresponding deferred tax asset. The Company does not expect any significant changes to its unrecognized tax benefits within the next twelve months.
     The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize such interest expense and penalties as part of the provision for income taxes. The

Company’s income tax liabilities at June 30, 2009 include approximately $1.0 million of accrued interest and no penalties.
     The Company’s U.S. federal income tax returns for the tax years 2005 to 2007 are under examination by the Internal Revenue Service. As of the date of this report, the examination is in its initial stages. The statutes of limitations for the U.S. state tax returns are open beginning with the 2005 tax year, except for one state for which the statute has been extended beginning with the 2003 tax year.
     The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. in which the statute of limitations varies by jurisdiction. The Company’s significant operations outside the U.S. are located in China, the United Kingdom and Germany. In China and the United Kingdom, tax years prior to 2005 are closed. In Germany, generally, the tax years 2003 and beyond remain subject to examination with the statute of limitations for the 2003 tax year expiring during 2009. In addition, audits are being conducted in various countries and to date, no material adjustments have been proposed as a result of these audits.
     The provision for income taxes was a benefit of $6.5 million for the three-month period ended June 30, 2009 compared to expense of $19.3 million in the same period of 2008. The 2009 benefit reflected the reversal of deferred tax liabilities totaling $11.6 million associated with a portion of the net goodwill and all of the trade name impairment charges recorded in the second quarter. Deferred tax liabilities were recorded when the trade name was established and offsetting deferred tax liabilities and deferred tax assets were established for the portion of goodwill which was amortizable for tax purposes.
     The provision for income taxes was $7.4 million for the six-month period ended June 30, 2009 compared to $39.1 million for the six-month period ended June 30, 2008. The 2009 provision includes the benefit of the reversal of deferred tax liabilities described above and a reversal of a $3.6 million income tax reserve related to a prior acquisition associated with the completion of a foreign tax examination. These benefits were partly offset by an $8.6 million valuation allowance against deferred tax assets related to net operating losses recorded in connection with the acquisition of CompAir based on revisions to financial projections. A portion of the goodwill for which the impairment charge was taken was not amortizable for tax purposes and, accordingly, deferred tax liabilities were not recorded when the goodwill was established and a corresponding tax benefit did not arise upon the impairment of the goodwill.
Note 14. Supplemental Information
     The components of other operating expense, net, and supplemental cash flow information are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Other Operating Expense, Net
Foreign currency losses (gains), net	$1,774	$(92)	$1,563	$(1,915)
Restructuring charges (1)	19,755	—	27,619	—
Other, net (2)	(502)	4,005	718	4,587

Total other operating expense, net	$21,027	$3,913	$29,900	$2,672

Supplemental Cash Flow Information
Cash taxes paid			$18,968	$39,150
Interest paid			13,624	10,122

(1)	See Note 3 “Restructuring.”

(2)	Amounts in 2008 include certain non-recurring retirement expenses.
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

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$86,637	$84,884	$329,404	$(64,876)	$436,049
Cost of sales	64,067	60,795	247,254	(66,603)	305,513

Gross profit	22,570	24,089	82,150	1,727	130,536
Selling and administrative expenses	16,845	9,752	60,573	—	87,170
Other operating expense (income), net	4,457	(7,319)	23,889	—	21,027
Impairment charges	47,990	11,503	(63,428)	—	(3,935)

Operating (loss) income	(46,722)	10,153	61,116	1,727	26,274
Interest expense (income)	2,400	(4,212)	8,423	—	6,611
Other (income) expense, net	(944)	(3)	(296)	—	(1,243)

(Loss) income before income taxes	(48,178)	14,368	52,989	1,727	20,906
Provision for income taxes	(5,449)	9,088	(10,632)	500	(6,493)

Net (loss) income	$(42,729)	$5,280	$63,621	$1,227	$27,399

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$102,312	$129,953	$358,718	$(72,871)	$518,112
Cost of sales	69,695	92,515	260,665	(72,639)	350,236

Gross profit	32,617	37,438	98,053	(232)	167,876
Selling and administrative expenses	22,573	13,866	53,929	—	90,368
Other operating expense (income), net	3,353	(2,575)	3,135	—	3,913

Operating income	6,691	26,147	40,989	(232)	73,595
Interest expense (income)	5,745	(3,137)	2,433	—	5,041
Other expense (income), net	22	(2)	(356)	—	(336)

Income before income taxes	924	29,286	38,912	(232)	68,890
Provision for income taxes	252	10,982	8,311	(221)	19,324

Net income	$672	$18,304	$30,601	$(11)	$49,566

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$179,871	$195,175	$662,387	$(138,904)	$898,529
Cost of sales	131,209	141,082	496,208	(141,117)	627,382

Gross profit	48,662	54,093	166,179	2,213	271,147
Selling and administrative expenses	38,309	22,520	120,924	—	181,753
Other operating (income) expense, net	(1,840)	(2,249)	33,989	—	29,900
Impairment charges	47,990	11,503	201,572	—	261,065

Operating (loss) income	(35,797)	22,319	(190,306)	2,213	(201,571)
Interest expense (income)	6,077	(8,427)	16,618	—	14,268
Other (income) expense, net	(880)	(8)	(543)	—	(1,431)

(Loss) income before income taxes	(40,994)	30,754	(206,381)	2,213	(214,408)
Provision for income taxes	(3,256)	15,369	(5,569)	818	7,362

Net (loss) income	$(37,738)	$15,385	$(200,812)	$1,395	$(221,770)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$198,211	$264,175	$696,972	$(145,576)	$1,013,782
Cost of sales	135,417	185,732	505,380	(141,949)	684,580

Gross profit	62,794	78,443	191,592	(3,627)	329,202
Selling and administrative expenses	46,145	27,462	103,380	—	176,987
Other operating expense (income), net	3,316	(6,902)	6,254	4	2,672

Operating income	13,333	57,883	81,958	(3,631)	149,543
Interest expense (income)	11,724	(6,080)	4,997	—	10,641
Other expense (income), net	69	(3)	(643)	—	(577)

Income before income taxes	1,540	63,966	77,604	(3,631)	139,479
Provision for income taxes	420	23,988	15,532	(886)	39,054

Net income	$1,120	$39,978	$62,072	$(2,745)	$100,425

Condensed Consolidating Balance Sheet
June 30, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$12,177	$597	$107,710	$—	$120,484
Accounts receivable, net	48,390	43,367	248,601	—	340,358
Inventories, net	34,581	47,099	188,018	(19,889)	249,809
Deferred income taxes	24,018	—	6,257	745	31,020
Other current assets	16,069	4,446	15,896	—	36,411

Total current assets	135,235	95,509	566,482	(19,144)	778,082

Intercompany (payable) receivable	(413,671)	422,179	(8,508)	—	—
Investments in affiliates	891,473	198,653	87,347	(1,177,444)	29
Property, plant and equipment, net	56,869	46,513	211,747	—	315,129
Goodwill	76,680	190,010	304,871	—	571,561
Other intangibles, net	9,514	45,345	262,286	—	317,145
Other assets	22,094	407	5,350	(4,778)	23,073

Total assets	$778,194	$998,616	$1,429,575	$(1,201,366)	$2,005,019

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$29,526	$—	$4,808	$—	$34,334
Accounts payable and accrued liabilities	36,140	53,736	220,250	(5,022)	305,104

Total current liabilities	65,666	53,736	225,058	(5,022)	339,438

Long-term intercompany (receivable) payable	(320,916)	(97,523)	418,439	—	—
Long-term debt, less current maturities	423,344	76	16,941	—	440,361
Deferred income taxes	—	25,471	65,195	(4,778)	85,888
Other liabilities	69,628	712	76,492	—	146,832

Total liabilities	237,722	(17,528)	802,125	(9,800)	1,012,519

Stockholders’ equity:
Common stock	584	—	—	—	584
Capital in excess of par value	551,243	763,347	415,193	(1,177,444)	552,339
Retained earnings	142,166	228,856	131,960	(13,687)	489,295
Accumulated other comprehensive (loss) income	(21,230)	23,941	80,297	(435)	82,573
Treasury stock, at cost	(132,291)	—	—	—	(132,291)

Total stockholders’ equity	540,472	1,016,144	627,450	(1,191,566)	992,500

Total liabilities and stockholders’ equity	$778,194	$998,616	$1,429,575	$(1,201,366)	$2,005,019

Condensed Consolidating Balance Sheet
December 31, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and equivalents	$2,126	$807	$117,802	$—	$120,735
Accounts receivable, net	67,813	57,247	263,038	—	388,098
Inventories, net	37,641	58,493	210,203	(21,512)	284,825
Deferred income taxes	25,864	—	5,168	1,982	33,014
Other current assets	12,032	4,604	14,256	—	30,892

Total current assets	145,476	121,151	610,467	(19,530)	857,564

Intercompany (payable) receivable	(369,870)	368,024	1,846	—	—
Investments in affiliates	886,150	198,653	104,024	(1,188,798)	29
Property, plant and equipment, net	57,286	48,787	198,939	—	305,012
Goodwill	124,045	200,490	480,113	—	804,648
Other intangibles, net	6,911	45,959	293,393	—	346,263
Other assets	30,718	359	5,325	(9,793)	26,609

Total assets	$880,716	$983,423	$1,694,107	$(1,218,121)	$2,340,125

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$23,659	$42	$13,267	$—	$36,968
Accounts payable and accrued liabilities	64,147	46,296	254,401	(4,430)	360,414

Total current liabilities	87,806	46,338	267,668	(4,430)	397,382

Long-term intercompany (receivable) payable	(338,041)	(107,540)	445,581	—	—
Long-term debt, less current maturities	491,323	119	15,258	—	506,700
Deferred income taxes	—	28,639	72,372	(9,793)	91,218
Other liabilities	68,302	1,093	76,682	—	146,077

Total liabilities	309,390	(31,351)	877,561	(14,223)	1,141,377

Stockholders’ equity:
Common stock	583	—	—	—	583
Capital in excess of par value	544,575	778,472	411,422	(1,188,798)	545,671
Retained earnings	180,137	213,239	332,772	(15,083)	711,065
Accumulated other comprehensive (loss) income	(23,130)	23,063	72,352	(17)	72,268
Treasury stock, at cost	(130,839)	—	—	—	(130,839)

Total stockholders’ equity	571,326	1,014,774	816,546	(1,203,898)	1,198,748

Total liabilities and stockholders’ equity	$880,716	$983,423	$1,694,107	$(1,218,121)	$2,340,125

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by Operating Activities	$52,755	$3,844	$36,411	$—	$93,010

Cash Flows From Investing Activities
Capital expenditures	(7,006)	(3,012)	(18,086)	—	(28,104)
Disposals of property, plant and equipment	50	235	304	—	589
Other	159	(177)	(1)	—	(19)

Net cash used in investing activities	(6,797)	(2,954)	(17,783)	—	(27,534)

Cash Flows From Financing Activities
Net change in long-term intercompany receivables/payables	24,264	(980)	(23,284)	—	—
Principal payments on short-term borrowings	(1,456)	—	(20,157)	—	(21,613)
Proceeds from short-term borrowings	1	—	14,219	—	14,220
Principal payments on long-term debt	(81,568)	—	(13,848)	—	(95,416)
Proceeds from long-term debt	20,000	—	11,366	—	31,366
Proceeds from stock option exercises	583	—	—	—	583
Excess tax benefits from stock-based compensation	88	—	—	—	88
Purchase of treasury stock	(285)	—	—	—	(285)
Other	(87)	—	(760)	—	(847)

Net cash used in financing activities	(38,460)	(980)	(32,464)	—	(71,904)

Effect of exchange rate changes on cash and equivalents	2,553	(120)	3,744	—	6,177

Net increase (decrease) in cash and equivalents	10,051	(210)	(10,092)	—	(251)
Cash and equivalents, beginning of year	2,126	807	117,802	—	120,735

Cash and equivalents, end of period	$12,177	$597	$107,710	$—	$120,484

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided By Operating Activities	$40,237	$2,612	$74,550	$—	$117,399

Cash Flows From Investing Activities
Capital expenditures	(5,346)	(3,792)	(11,044)	—	(20,182)
Disposals of property, plant and equipment	11	83	1,014	—	1,108
Other, net	(217)	—	—	—	(217)

Net cash used in investing activities	(5,552)	(3,709)	(10,030)	—	(19,291)

Cash Flows From Financing Activities
Net change in long-term intercompany receivables/payables	25,871	422	(26,293)	—	—
Principal payments on short-term borrowings	—	—	(17,988)	—	(17,988)
Proceeds from short-term borrowings	—	—	17,773	—	17,773
Principal payments on long-term debt	(54,865)	—	(55,209)	—	(110,074)
Proceeds from long-term debt	47,500	—	19,817	—	67,317
Proceeds from stock option exercises	10,752	—	—	—	10,752
Excess tax benefits from stock-based compensation	8,208	—	271	—	8,479
Purchase of treasury stock	(44,627)	—	—	—	(44,627)
Other	—	—	(1,258)	—	(1,258)

Net cash (used in) provided by financing activities	(7,161)	422	(62,887)	—	(69,626)

Effect of exchange rate changes on cash and equivalents	—	—	5,730	—	5,730

Net increase (decrease) in cash and equivalents	27,524	(675)	7,363	—	34,212
Cash and equivalents, beginning of year	10,409	(2,261)	84,774	—	92,922

Cash and equivalents, end of period	$37,933	$(2,936)	$92,137	$—	$127,134

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

     The following table provides financial information by business segment for the three and six-month periods ended June 30, 2009 and 2008. The information for the three and six-month periods ended June 30, 2008 has been recast to reflect the realignment discussed above.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Industrial Products Group
Revenues	$250,281	$269,270	$504,154	$515,381
Operating (loss) income	(6,969)	29,509	(269,056)	54,360
Operating (loss) income as a percentage of revenues	(2.8)%	11.0%	(53.4)%	10.5%

Engineered Products Group
Revenues	$185,768	$248,842	$394,375	$498,401
Operating income	33,243	44,086	67,485	95,183
Operating income as a percentage of revenues	17.9%	17.7%	17.1%	19.1%

Reconciliation of Segment Results to Consolidated Results
Total segment operating income (loss)	$26,274	$73,595	$(201,571)	$149,543
Interest expense	6,611	5,041	14,268	10,641
Other income, net	(1,243)	(336)	(1,431)	(577)

Consolidated income (loss) before income taxes	$20,906	$68,890	$(214,408)	$139,479

     In the first quarter of 2009, the Company recorded a preliminary $265.0 million impairment charge to reduce the carrying amount of goodwill in the Industrial Products Group based on the results of an interim assessment of such goodwill. During the second quarter of 2009, the Company completed the extensive financial analysis and asset valuations necessary to determine the actual amount of the charge and record it appropriately at the Company’s affected subsidiaries. A credit of $14.3 million was recorded in the second quarter to reduce the net charge to $250.7 million. Also during the second quarter of 2009, the Company completed its annual impairment evaluation of indefinite-lived intangible assets as of June 30, 2009. Based on this evaluation, a non-cash impairment charge of $10.4 million was recorded in the second quarter of 2009, primarily to reduce the carrying value of a trade name in the Industrial Products segment. See Note 5 “Goodwill and Other Intangible Assets.” Primarily as a result of these charges, the identifiable assets of the Industrial Products Group were reduced to approximately $1,130.3 million at June 30, 2009 compared to approximately $1,428.1 million at December 31, 2008.

     The following tables provide selected segment financial information recast to reflect the realignment of the Company’s segment reporting structure for the periods presented:

	Year Ended December 31, 2008
	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Industrial Products Group
Revenues	$246,111	$269,270	$247,827	$294,893	$1,058,101
Operating income (loss)	24,851	29,509	18,164	(1,201)	71,323
Operating income (loss) as a percentage of segment revenues	10.1%	11.0%	7.3%	(0.4)%	6.7%

Engineered Products Group
Revenues	$249,559	$248,842	$232,483	$229,347	$960,231
Operating income	51,097	44,086	37,292	54,401	186,876
Operating income as a percentage of segment revenues	20.5%	17.7%	16.0%	23.7%	19.5%

Reconciliation of Segment Operating Income to Consolidated Results
Total segment operating income	$75,948	$73,595	$55,456	$53,200	$258,199
Interest expense	5,600	5,041	3,829	11,013	25,483
Other (income) expense, net	(241)	(336)	(237)	64	(750)

Consolidated income before income taxes	$70,589	$68,890	$51,864	$42,123	$233,466

	Year Ended
	December 31,
	2007	2006
Industrial Products Group
Revenues	$943,992	$874,927
Operating income	97,702	89,586
Operating income as a percentage of segment revenues	10.3%	10.2%

Engineered Products Group
Revenues	$924,852	$794,249
Operating income	193,817	144,763
Operating income as a percentage of segment revenues	21.0%	18.2%

Reconciliation of Segment Operating Income to Consolidated Results
Total segment operating income	$291,519	$234,349
Interest expense	26,211	37,379
Other income, net	(3,052)	(3,645)

Consolidated income before income taxes	$268,360	$200,615

Note 18. Subsequent Events
     In July, 2009, the Company finalized and announced additional restructuring plans associated with the closure and consolidation of facilities, primarily in Europe. The Company currently expects to record charges totaling approximately $4.0 million in the third quarter of 2009 in connection with these actions.
     The Company evaluated subsequent events through August 7, 2009, the date on which the financial statements in this Quarterly Report on Form 10-Q were issued.
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
     In the Industrial Products Group, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air compressors; and positive displacement, centrifugal and side channel blowers; primarily serving general industrial and OEM applications. This segment also designs, manufactures, markets and services complementary ancillary products. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. The markets served are primarily in Europe, the U.S. and Asia.
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
     The Company has determined its reportable segments in accordance with SFAS No. 131 and evaluates the performance of its reportable segments based on, among other measures, operating income (loss), which is defined as income (loss) before interest expense, other income, net, and income taxes. Reportable segment operating income (loss) and segment operating margin (defined as segment operating income (loss) divided by segment revenues) are indicative of short-term operating performance and ongoing profitability. Management closely monitors the operating income and operating margin of each reportable segment to evaluate past performance and actions required to improve profitability. See Note 17 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements.”
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
Results of Operations
Performance during the Quarter Ended June 30, 2009 Compared
with the Quarter Ended June 30, 2008
Revenues
     Revenues decreased $82.1 million, or 15.8%, to $436.0 million in the three months ended June 30, 2009, compared to $518.1 million in the comparable three-month period of 2008. This decrease was attributable to lower volume in both segments ($154.1 million, or 30%, in total) and unfavorable changes in foreign currency exchange rates ($28.3 million, or 5%), partially offset by the acquisitions of CompAir and Best Aire, Inc. ($93.0 million, or 18%) and price increases ($7.3 million, or 1%).
     Revenues in the Industrial Products Group decreased $19.0 million, or 7%, to $250.3 million in the second quarter of 2009, compared to $269.3 million in the second quarter of 2008. This decrease reflects lower volume (38%) and unfavorable changes in foreign currency exchange rates (6%), largely offset by the effect of acquisitions ($93.0 million, or 35%) and price increases (2%). The volume decline was attributable to the global economic slowdown and was realized across most product lines and geographic regions.
     Revenues in the Engineered Products Group decreased $63.1 million, or 25%, to $185.8 million in the second quarter of 2009, compared to $248.9 million in the second quarter of 2008. This decrease reflects lower volume

(21%) and unfavorable changes in foreign currency exchange rates (5%), partially offset by price increases (1%). The decline in volume was realized across most product lines and geographic regions.
Gross Profit
     Gross profit decreased $37.4 million, or 22%, to $130.5 million in the three months ended June 30, 2009, compared to $167.9 million in the comparable three-month period of 2008, and as a percentage of revenues was 29.9% in 2009, compared to 32.4% in 2008. Acquisitions provided incremental gross profit of approximately $21.8 million in the second quarter of 2009. The decrease in gross profit primarily reflects the volume reductions discussed above and unfavorable changes in foreign currency exchange rates, partly offset by price increases. The decline in gross profit as a percentage of revenues was due primarily to unfavorable product mix and the loss of volume leverage on fixed and semi-fixed costs as production levels declined, partially offset by the benefits of operational improvements and cost reductions. The unfavorable product mix was related to the addition of the CompAir product lines, which currently have a lower gross margin percentage than the Company average, and declining petroleum product volume, which provide a gross margin percentage above the Company average.
Selling and Administrative Expenses
     Selling and administrative expenses decreased $3.2 million to $87.2 million in the second quarter of 2009, compared to $90.4 million in the second quarter of 2008. This decrease reflects the benefits of cost reductions, including lower compensation and benefit expenses and the effect of acquisition integration and other restructuring initiatives ($18.2 million), and the favorable effect of changes in foreign currency exchange rates ($6.8 million). These reductions were partially offset by increases attributable to acquisitions ($21.8 million). As a percentage of revenues, selling and administrative expenses increased to 20.0% in the second quarter of 2009 compared to 17.4% in the second quarter of 2008 as a result of the acquisition of CompAir, which currently has higher selling and administrative expenses as a percentage of revenue than the rest of the Company, and the reduced leverage resulting from lower revenues.
Other Operating Expense, Net
     Other operating expense, net, consisting primarily of restructuring charges and realized and unrealized foreign currency gains and losses, was $21.0 million in the second quarter of 2009 compared to $3.9 million in the second quarter of 2008. Restructuring charges of $19.8 million were recorded in the second quarter of 2009 and the second quarter of 2008 included $3.9 million of non-recurring retirement expenses. Compared to the prior year period, foreign currency transaction losses increased by $1.9 million.
Impairment Charges
     In the first quarter of 2009, the Company recorded a preliminary $265.0 million impairment charge to reduce the carrying amount of goodwill in its Industrial Products Group based on the results of an interim assessment of the goodwill as of March 31, 2009. This assessment was conducted as a result of the continuing significant decline in order rates for certain products in the Industrial Products Group during the first quarter of 2009, the uncertain outlook regarding when order rates might return to the levels and growth rates experienced in recent years, and the sustained decline in the price of the Company’s common stock through March 31, 2009. The impairment charge recorded in the first quarter of 2009 was based on the Company’s estimate, determined with the assistance of a third-party valuation firm, of the amount by which the implied fair value of the goodwill of one reporting unit within the Industrial Products Group was less than its carrying value. During the second quarter of 2009, the Company completed the extensive financial analysis and asset valuations necessary to determine the actual amount of the charge and record it appropriately at the Company’s affected subsidiaries. A credit of $14.3 million was recorded in the second quarter, reducing the net charge to $250.7 million. Also during the second quarter of 2009, the Company completed its annual impairment evaluation of indefinite-lived intangible assets as of June 30, 2009. Based on this evaluation, a non-cash impairment charge of $10.4 million was recorded in the second quarter of 2009, primarily to reduce the carrying value of a trade name in the Industrial Products Group. See Note 5 “Goodwill and Other Intangible Assets” in the “Notes to Condensed Consolidated Financial Statements” for further discussion of these impairment charges.
Operating Income
     Operating income of $26.3 million in the second quarter of 2009 compares to $73.6 million in the second quarter of 2008. These results reflect the revenue, gross profit, selling and administrative expense, other operating expense, net, and impairment charge factors discussed above. Operating income in the second quarter of 2009 reflects the trade name impairment charge of $10.4 million, the impairment credit of $14.3 million for finalization of the first quarter goodwill impairment and charges totaling $19.8 million associated with profit improvement initiatives (consisting primarily of employee termination costs).
     The Industrial Products Group generated a segment operating loss of $7.0 million and operating margin of negative 2.8% in the second quarter of 2009 compared to segment operating income of $29.5 million and segment operating margin of 11.0% in the second quarter of 2008 (see Note 17 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). This decline in year-over-year performance was due primarily to lower gross profit as a result of the revenue decline, the unfavorable product mix discussed above and charges totaling $16.7 million recorded in connection with profit improvement initiatives. These reductions to operating income were partially offset by the benefits of operational improvements and cost reductions and a net impairment credit of $3.9 million.
     The Engineered Products Group generated segment operating income of $33.2 million and segment operating margin of 17.9% in the second quarter of 2009, compared to $44.1 million and 17.7%, respectively, in the same period of 2008 (see Note 17 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). The decline in segment operating income was due primarily to lower revenue and the resulting loss of volume leverage on fixed and semi-fixed costs as production levels declined and the unfavorable product mix discussed above, partially offset by the benefits of operational improvements and cost reductions. In addition, second quarter 2009 results were negatively impacted by charges totaling $3.1 million in connection with profit improvement initiatives.
Interest Expense
     Interest expense of $6.6 million in the second quarter of 2009 increased $1.6 million from $5.0 million in the second quarter of 2008, due to higher average borrowings in the second quarter of 2009 compared with the second quarter of 2008, partially offset by a lower weighted average interest rate as a result of declines in the floating-rate indices of the Company’s borrowings. The weighted average interest rate, including the amortization of debt issuance costs, declined to 5.4% in the second quarter of 2009 compared to 7.2% in the second quarter of 2008, due primarily to a decline in the USD London interbank offer rate (“LIBOR”) (on which, in part, the interest rate on borrowings under the Company’s 2008 Credit Agreement are based).
Provision for Income Taxes
     The Company recorded a $6.5 million income tax benefit for the three-month period ended June 30, 2009 compared to expense of $19.3 million for the three-month period ended June 30, 2008. The benefit in the second quarter of 2009 reflects the reversal of deferred tax liabilities totaling $11.6 million associated with a portion of the net goodwill and all of the trade name impairment charges recorded in the second quarter as described above. Deferred tax liabilities were recorded when the trade name was established and offsetting deferred tax liabilities and deferred tax assets were established for the portion of goodwill which was amortizable for tax purposes.
Net Income (Loss)
     Consolidated net income of $27.4 million and diluted earnings per share of $0.53 in the second quarter of 2009 compares with net income and diluted earnings per share of $49.6 million and $0.93, respectively, in the second quarter of 2008. The decline in net income and diluted earnings per share was the net result of the factors affecting operating income, interest expense and the provision for income taxes discussed above. During the second quarter of 2009, the net impairment credit of ($3.9 million), reversal of deferred tax liabilities ($11.6 million) and charges associated with profit improvement initiatives ($19.8 million) increased net income and diluted earnings per share by approximately $1.8 million and $0.04, respectively.
Performance during the Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008
Revenues
     Revenues decreased $115.3 million, or 11.4%, to $898.5 million in the six months ended June 30, 2009, compared to $1,013.8 million in the comparable period of 2008. This decrease was attributable to lower volume in both segments ($264.1 million, or 26%, in total) and unfavorable changes in foreign currency exchange rates ($60.2 million, or 6%), partially offset by the acquisitions of CompAir and Best Aire, Inc. ($187.3 million, or 19%) and price increases ($21.7 million, or 2%).
     Revenues in the Industrial Products Group decreased $11.2 million, or 2%, to $504.2 million in the first half of 2009, compared to $515.4 million in the first half of 2008. This decrease reflects lower volume (34%) and unfavorable changes in foreign currency exchange rates (6%), partially offset by the effect of acquisitions ($187.3 million, or 36%) and price increases (2%). The volume decline was attributable to the global economic slowdown and was realized across most product lines and geographic regions.
     Revenues in the Engineered Products Group decreased $104.0 million, or 21%, to $394.4 million in the first half of 2009, compared to $498.4 million in the first half of 2008. This decrease reflects lower volume (17%) and unfavorable changes in foreign currency exchange rates (6%), partially offset by price increases (2%). The decline in volume was realized across most product lines and geographic regions.
Gross Profit
     Gross profit decreased $58.1 million, or 18%, to $271.1 million in the six months ended June 30, 2009, compared to $329.2 million in the comparable period of 2008, and as a percentage of revenues was 30.2% in 2009, compared to 32.5% in the first half of 2008. Prior year acquisitions provided incremental gross profit of approximately $44.8 million in the first half of 2009. The decrease in gross profit primarily reflects the volume reductions discussed above and unfavorable changes in foreign currency exchange rates, partly offset by price increases. The decline in gross profit as a percentage of revenues was due primarily to unfavorable product mix and the loss of volume leverage on fixed and semi-fixed costs as production levels declined, partially offset by the benefits of operational improvements and cost reductions. The unfavorable product mix was related to the addition of the CompAir product lines, which currently have a lower gross margin percentage than the Company average, and less petroleum product volume, which provide a gross margin percentage above the Company average.
Selling and Administrative Expenses
     Selling and administrative expenses increased $4.8 million to $181.8 million in the first half of 2009, compared to $177.0 million in the first half of 2008. This increase reflects approximately $44.4 million of incremental expense attributable to acquisitions, mostly offset by the benefits of cost reductions, including lower compensation and benefit expenses and the effect of acquisition integration and other restructuring initiatives ($25.6 million), and the favorable effect of changes in foreign currency exchange rates ($14.0 million). As a percentage of revenues, selling and administrative expenses increased to 20.2% in the first half of 2009 compared to 17.5% in the first half 2008 as a result of the acquisition of CompAir, which currently has higher selling and administrative expenses as a percentage of revenues than the rest of the Company, and the reduced leverage resulting from lower revenues.
Other Operating Expense, Net
     Other operating expense, net, consisting primarily of restructuring charges and realized and unrealized foreign currency gains and losses, was $29.9 million in the first half of 2009 compared to $2.7 million in the first half of 2008. Restructuring charges of $27.6 million were recorded in the six-month period of 2009 and the six-month period of 2008 included $3.9 million of non-recurring retirement expenses. Compared to the prior year period, foreign currency transaction losses increased by $3.5 million.
Impairment Charges
     Impairment charges of $261.1 million were recorded in the six-month period ended June 30, 2009, which consisted of the write down of goodwill in the Industrial Products Group in the amount of $250.7 million and a $10.4 million charge primarily to reduce the carrying value of a trade name in the Industrial Products Group. See Note 5 “Goodwill and Other Intangible Assets” in the “Notes to Condensed Consolidated Financial Statements” for further discussion of these impairment charges.

Operating Income (Loss)
     An operating loss of $201.6 million in the first half of 2009 compares to operating income of $149.5 million in the first half of 2008. These results reflect the revenue, gross profit, selling and administrative expense, other operating expense, net, and impairment charge factors discussed above. The operating loss in the first half of 2009 reflects the net goodwill and trade name impairment charge of $261.1 million and charges totaling $27.6 million associated with profit improvement initiatives (consisting primarily of employee termination costs).
     The Industrial Products Group generated a segment operating loss of $269.1 million and segment operating margin of negative 53.4% in the first half of 2009 compared to segment operating income of $54.4 million and 10.5% in the first half of 2008 (see Note 17 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). This decline in year-over-year performance was due primarily to the net impairment charge and lower gross profit as a result of the revenue decline, the unfavorable product mix discussed above and charges totaling $18.2 million recorded in connection with profit improvement initiatives. These reductions to operating income were partially offset by the benefits of operational improvements and cost reductions.
     The Engineered Products Group generated segment operating income of $67.5 million and segment operating margin of 17.1% in the first half of 2009, compared to $95.2 million and 19.1%, respectively, in the same period of 2008 (see Note 17 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). The decline in segment operating income and segment operating margin was due primarily to lower revenue and the resulting loss of volume leverage on fixed and semi-fixed costs as production levels declined and the unfavorable product mix discussed above, partially offset by the benefits of operational improvements and cost reductions. In addition, 2009 results were negatively impacted by charges totaling $9.4 million in connection with profit improvement initiatives.
Interest Expense
     Interest expense of $14.3 million in the six-month period of 2009 increased $3.7 million from $10.6 million in the comparable period of 2008. This increase was attributable to higher average borrowings in 2009, partially offset by a lower weighted average interest rate as a result of declines in the floating-rate indices of the Company’s borrowings. The weighted average interest rate, including the amortization of debt issuance costs, declined to 5.6% in the first half of 2009 compared to 7.5% in the first half of 2008, due primarily to a decline in the USD LIBOR (on which, in part, the interest rate on borrowings under the Company’s 2008 Credit Agreement are based).
Provision for Income Taxes
     The provision for income taxes was $7.4 million for the six-month period ended June 30, 2009, compared to $39.1 million for the six-month period ended June 30, 2008. The provision in the six-month period of 2009 includes an $8.6 million valuation allowance against deferred tax assets related to net operating losses recorded in connection with the acquisition of CompAir based on revised financial projections. The provision in the six-month period of 2009 also reflects a benefit for the reversal of deferred tax liabilities totaling $11.6 million associated with a portion the net goodwill and all of the trade name impairment charges recorded in the second quarter as described above. Deferred tax liabilities were recorded when the trade name was established and offsetting deferred tax liabilities and deferred tax assets were established for the portion of goodwill which was amortizable for tax purposes. A portion of the goodwill for which the impairment charge was taken was not amortizable for tax purposes and, accordingly, deferred tax liabilities were not recorded when that goodwill was established and a corresponding tax benefit did not arise upon impairment of that portion of goodwill. Finally, the provision in the first half of 2009 includes a $3.6 million credit for the reversal of an income tax reserve and the related interest associated with the completion of a foreign tax examination.
Net Income (Loss)
     The consolidated net loss of $221.8 million and diluted loss per share of $4.28 in the first half of 2009 compares with net income and diluted earnings per share of $100.4 million and $1.87, respectively, recorded in the first half of 2008. This decline was the net result of the factors affecting operating income (loss), interest expense and the provision for income taxes discussed above. The impairment charge ($261.1 million), charges associated with profit improvement initiatives ($27.6 million), write-off of deferred tax assets ($8.6 million) and reversal of deferred tax liabilities ($11.6 million) was a net reduction in 2009 net income and diluted earnings per share of approximately $277.3 million and $5.35, respectively. The reversal of the income tax reserve and related interest of $3.6 million increased first half 2009 diluted earnings per share by approximately $0.07.
Outlook
     In general, the Company believes that demand for products in its Industrial Products Group tends to correlate with the rate of total industrial capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Capacity utilization rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product (“GDP”) around the world. During 2008, total industrial capacity utilization rates in the U.S., as published by the Federal Reserve Board, declined below 80% and have continued to decline through the first half of 2009 to 68%, the lowest level reported since the data series began in 1967. The rapid decline in industrial production in the U.S. and Europe has resulted in reduced levels of capacity utilization and reduced demand for capital equipment such as blowers and compressor packages, and for aftermarket services as existing equipment remains idle. Orders for products serving industrial end market segments remained weak in the first half of 2009, especially in the U.S. and Europe. In the second quarter of 2009, orders in the Industrial Products Group decreased $38.8 million, or 15%, to $213.6 million, compared to $252.4 million in the second quarter of 2008. This decrease reflected lower demand across most product lines and geographic regions as a result of the global economic downturn ($103.1 million, or 41%) and the unfavorable effect of changes in foreign currency exchange rates ($13.9 million, or 5%), partially offset by the effect of acquisitions ($78.2 million, or 31%). Order backlog for the Industrial Products Group decreased 6% to $221.6 million as of June 30, 2009, compared to $235.3 million as of June 30, 2008 due to reduced demand in most product lines and geographic regions ($90.9 million, or 39%) and unfavorable changes in foreign currency exchange rates ($12.0 million, or 5%), partially offset by the effect of acquisitions ($89.2 million, or 38%). As a result of the Company’s expectation for on-going weak economic conditions, it anticipates demand for industrial products to remain relatively low for the remainder of

2009. When demand begins to recover, the Company expects to initially see increased orders for aftermarket parts and shorter lead-time products that are more susceptible to swings in the economy, such as those that serve light industry and Class 8 trucks and OEM products for medical and environmental applications. At this point, the Company has not seen signs that demand is improving.
     Orders in the Engineered Products Group decreased 39% to $150.8 million in the second quarter of 2009, compared to $246.8 million in the second quarter of 2008, due to lower demand ($84.3 million, or 34%) and the unfavorable effect of changes in foreign currency exchange rates ($11.7 million, or 5%). Order backlog for the Engineered Products Group declined 35% to $232.0 million at June 30, 2009, compared to $357.6 million at June 30, 2008, as a result of lower demand ($110.6 million, or 31%) and the unfavorable effect of changes in foreign currency exchange rates ($15.0 million, or 4%). Orders for products in the Company’s Engineered Products Group have historically corresponded to demand for petrochemical products and been influenced by prices for oil and natural gas, and rig count, among other factors, which the Company cannot predict. Although the Company expects orders for Engineered Products to decline through the balance of 2009, shipments from current backlog provide slightly better visibility than exists for the Industrial Products Group. The Company currently expects revenues in the Engineered Products Group to decline in the second half of 2009 compared to the first half of 2009 and is uncertain how long orders will remain at lower levels. However, the Company has identified opportunities to increase aftermarket sales, which could help mitigate the lower demand for new units.
     Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.
     The deteriorating worldwide economic conditions and financial crisis have clouded the Company’s visibility into many of its key end markets. However, based on its expectations for an on-going weak economic climate, the Company anticipates demand for industrial products to remain relatively low for the remainder of 2009, and remains cautious in its outlook beyond 2009. The Company estimates that it may incur additional restructuring costs of approximately $19 million (consisting primarily of employee termination benefits) for further consolidation of manufacturing capacity and in-process initiatives in the second half of 2009. Actual restructuring costs incurred in 2009 will be dependent on, among other things, the length and severity of the current economic downturn.
Liquidity and Capital Resources
Operating Working Capital
     During the six months ended June 30, 2009, net working capital (defined as total current assets less total current liabilities) declined to $438.6 million from $460.2 million at December 31, 2008. Operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) declined $27.4 million to $285.1 million from $312.5 million at December 31, 2008 due to reduced accounts receivable and inventory levels and the net favorable effect of changes in foreign currency exchange rates, partially offset by lower accounts payable and accrued liabilities. Inventory reductions generated $39.6 million in cash flows in the first six months of 2009. Inventory turns declined to 4.9 times in the second quarter of 2009 compared to 5.3 times in the second quarter of 2008, due primarily to the significant decline in cost of goods sold as a result of the reduced volume leverage and the effect of the CompAir acquisition, mitigated by the inventory reduction achieved through manufacturing velocity improvements realized from the completion of certain lean manufacturing initiatives. Excluding the effect of changes in foreign currency exchange rates, accounts receivable declined $52.5 million during the first half of 2009 due primarily to lower revenue. Days sales in receivables increased to 71 at June 30, 2009 from 68 at December 31, 2008, due largely to the continued increase in the proportion of revenues generated outside the U.S. (including the effect of the CompAir acquisition), which typically carry longer payment terms. The decrease in accounts payable and accrued liabilities reflected reduced production levels, a reduction in customer advance payments and cash payments under the Company’s incentive compensation plans.
Cash Flows
     Cash provided by operating activities of $93.0 million in the first six months of 2009 decreased $24.4 million from $117.4 million in the same period of 2008. This decline was primarily due to lower earnings (excluding non-cash charges for the impairment of intangible assets, depreciation and amortization and unrealized foreign currency transaction gains), partially offset by cash generated from operating working capital. Operating working capital generated cash of $18.6 million in the first six months of 2009 compared to $3.8 million in the first six months of 2008. Cash provided by accounts receivable of $52.5 million in the first half of 2009 compares with cash used of $10.9 million in the first half of 2008. In the first half of 2009, collections of accounts receivable exceeded additions due to the lower sales levels. The increase in 2008 primarily reflected increased sales outside of the U.S. Cash provided by inventories of $39.6 million in the first six months of 2009 represents a $34.1 million improvement over cash provided by inventories of $5.5 million in the first six months of 2008. This improvement reflects increased manufacturing velocity realized from the completion of certain lean manufacturing initiatives and inventory reductions attributable to volume declines. Cash outflows from accounts payable and accrued liabilities were $73.5 million in the first six months of 2009 compared to inflows of $9.3 million in the first six months of 2008. The year over year change primarily reflected reduced production levels and a greater reduction in customer advance payments in the first half of 2009 compared to the first half of 2008.
     Net cash used in investing activities of $27.5 million and $19.3 million in the first six months of 2009 and 2008, respectively, consisted primarily of capital expenditures on assets intended to increase operating efficiency and flexibility, support acquisition projects and bring new products to market. Capital expenditures in 2009 included the purchase of a facility leased by a subsidiary acquired in the CompAir acquisition. The Company currently expects capital expenditures to total approximately $50.0 to $60.0 million for the full year 2009. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.
     Net cash used in financing activities of $71.9 million in the first six months of 2009 compares with $69.6 million used in the same period of 2008. Cash provided by operating activities was used for net repayments of short-term and long-term borrowings of $71.4 million in the six-month period of 2009 and $43.0 million in the six-month period of 2008. Lower debt repayments in the first half of 2008 were primarily attributable to the Company’s repurchase of shares of its common stock totaling $44.6 million, including shares exchanged or surrendered in connection with its stock option plans of $0.5 million.

Share Repurchase Program
     In November 2008, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. As of June 30, 2009, no shares under this program have been repurchased.
Liquidity
     The Company’s debt to total capital (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 32.4% as of June 30, 2009, compared to 31.2% at December 31, 2008 and 16.2% at June 30, 2008.
     The Company’s primary cash requirements include working capital, capital expenditures, potential stock repurchases, funding of employee termination and other restructuring costs, and principal and interest payments on indebtedness. The Company’s primary sources of funds are its ongoing net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At June 30, 2009, the Company had cash and equivalents of $120.5 million, of which $2.7 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments. The Company also had $295.4 million of unused availability under its Revolving Line of Credit at June 30, 2009. Based on the Company’s financial position at June 30, 2009 and its pro-forma results of operations for the twelve months then ended, the unused availability under its Revolving Line of Credit would not have been limited by the financial ratio covenants in the 2008 Credit Agreement (as further described below).
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
     The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $6.4 million, $19.3 million, $27.9 million, $47.1 million and $64.3 million in fiscal years 2009 through 2013, respectively. The Euro Term Loan requires quarterly principal payments aggregating approximately €4.3 million, €12.9 million, €18.6 million, €31.4 million and €42.8 million in fiscal years 2009 through 2013, respectively.
     The Revolving Line of Credit also matures on October 15, 2013. Loans under this facility may be denominated in USD or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement.
     The Company issued $125.0 million of 8% Senior Subordinated Notes (the “Notes”) in 2005. The Notes have a fixed annual interest rate of 8% and are guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). On or after May 1, 2009, the Company may redeem all or a part of the Notes issued under the Indenture among the Company, the Guarantors and The Bank of New York Trust Company, N.A. (the “Indenture”) at varying redemption prices, plus accrued and unpaid interest and liquidated damages, if any. The Company may also repurchase Notes from time to time in open market purchases or privately negotiated transactions. Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding at 101% of the principal amount thereof plus accrued and unpaid interest and liquidated damages, if any. The Indenture contains events of default and affirmative, negative and financial covenants customary for such financings, including, among other things, limits on incurring additional debt and restricted payments.
     Management currently expects the Company’s future cash flows from operating activities will be sufficient to fund its scheduled debt service, working capital, stock repurchase program and capital expenditures for at least the next twelve months. The Company continues to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

Contractual Obligations and Commitments
     The following table and accompanying disclosures summarize the Company’s significant contractual obligations at June 30, 2009 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

		Payments Due by Period
(Dollars in millions)		Balance			After
Contractual Cash Obligations	Total	of 2009	2010 - 2011	2012 - 2013	2013

Debt	$464.9	$16.6	$92.8	$344.0	$11.5
Estimated interest payments (1)	76.5	11.6	37.5	23.1	4.3
Capital leases	9.8	0.7	2.1	0.5	6.5
Operating leases	94.7	13.9	37.4	18.4	25.0
Purchase obligations (2)	154.0	144.3	9.7	—	—

Total	$799.9	$187.1	$179.5	$386.0	$47.3

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument. Management expects to settle such interest payments with cash flows from operating activities and/or short-term borrowings.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of June 30, 2009. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.
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
     The Company funds its U.S. qualified pension plans in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions and expects to contribute a total of approximately $1.4 million to its U.S. qualified pension plans during 2009. Furthermore, the Company expects to contribute a total of approximately $2.1 million to its U.S. postretirement health care benefit plans during 2009. Future contributions are dependent upon various factors including the performance of the plan assets, benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included in the “Contractual Cash Obligations” table. The Company generally expects to fund all future contributions with cash flows from operating activities.
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
     Disclosure of amounts in the “Contractual Cash Obligations” table regarding expected benefit payments in future years for the Company’s pension plans and other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. In order to inform the reader about expected benefit payments for these plans over the next several years, the Company currently anticipates the annual benefit payments for the U.S. plans to be in the range of approximately $8.0 million to $9.0 million in 2009 and to remain at or near these annual levels for the next several years, and the annual benefit payments for the non-U.S. plans to be in the range of approximately $5.5 million to $6.5 million in 2009 and to increase by approximately $0.5 million each year over the next several years, based on foreign currency exchange rates at December 31, 2008. The majority of estimated future benefit payments are expected to be paid from plan assets.
     Net deferred income tax liabilities were $54.9 million as of June 30, 2009. This amount is not included in the “Contractual Cash Obligations” table because the Company believes this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.
     In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of June 30, 2009, the Company had $69.2 million in such instruments outstanding and had pledged $2.7 million of cash to the issuing financial institutions as collateral for such instruments.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS No. 161”). SFAS No. 161 requires enhanced disclosures for derivative instruments and hedging activities, including (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Under SFAS No. 161, entities must disclose the fair value of derivative instruments, their gains or losses and their location in the balance sheet in tabular format, and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The fair value amounts must be disaggregated by asset and liability values, by derivative instruments that are designated and qualify as hedging instruments and those that are not, and by each major type of derivative contract. The Company adopted SFAS No. 161 effective January 1, 2009. See Note 12 “Hedging Activities and Fair Value Measurements” in the “Notes to Condensed Consolidated Financial Statements” for the Company’s disclosures about its derivative instruments and hedging activities.
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
     In April 2009, the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS No. 141(R)-1”). FSP FAS No. 141(R)-1 amends the provisions in SFAS No. 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This FSP also amends the subsequent measurement and accounting guidance, and disclosure requirements in SFAS No. 141(R). FSP FAS No. 141(R)-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of this statement prospectively to business combinations from January 1, 2009. The impact of FSP FAS No. 141(R)-1 on the Company’s consolidated financial statements will depend on the nature, terms and size of acquisitions it consummates in the future.
     In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157. FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009. The Company adopted the provisions of this statement beginning with the second quarter 2009. The adoption of FSP FAS No. 157-4 did not have a material effect on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require the disclosures about fair value of financial instruments previously required only in annual financial statements in interim financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. The Company adopted FSP FAS No. 107-1 and APB 28-1 in the second quarter 2009. The adoption of FSP FAS No. 107-1 and APB 28-1 did not have a material effect on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS No. 115-2 had no impact on the Company’s consolidated financial statements.

     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 incorporates the subsequent events guidance contained in the auditing standards literature into the authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether that date corresponds with the release of their financial statements. SFAS No. 165 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 in the second quarter of 2009 and the adoption had no impact on its consolidated financial statements, other than disclosure of the date through which the Company evaluated subsequent events.
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
     In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement 140” (“SFAS No. 166”). SFAS No. 166 revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk with respect to the assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company does not currently expect the adoption of SFAS No. 166 to have a material effect on its financial statements and related disclosures.
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company does not currently expect the adoption of SFAS No. 167 to have a material effect on its financial statements and related disclosures.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the “FASB Accounting Standard Codification™” (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. Effective July 1, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will not have a significant impact on the Company’s financial statements.

Critical Accounting Policies and Estimates
     Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s 2008 Annual Report on Form 10-K, filed on March 2, 2009, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” See also the additional Critical Accounting Policy described below. There were no significant changes to the Company’s critical accounting polices during the quarter ended June 30, 2009.
Restructuring Charges
     The Company accounts for costs incurred in connection with the closure and consolidation of facilities and functions in accordance with SFAS No. 146, SFAS No. 112, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” EITF No. 95-3 (superseded by SFAS No. 141(R)) and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits.” Such costs include employee termination benefits (one-time arrangements and benefits attributable to prior service); termination of contractual obligations; the write-down of current and long-term assets to the lower of cost or fair value; and other direct incremental costs including relocation of employees, inventory and equipment.
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
     With respect to certain restructuring charges for which the Company expects to receive funding from governments grants, such charges are reduced by the amount of anticipated funding in accordance with International Accounting Standard No. 20.

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
     These risks, uncertainties and other factors include, but are not limited to: (1) the Company’s exposure to the risks associated with the current global economic crisis, which may negatively impact the Company’s revenues, liquidity, suppliers and customers; (2) the risks that the Company will not realize the expected financial and other benefits from the acquisition of CompAir and from recently announced restructuring actions; (3) exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s compressor and vacuum products; (4) the risks associated with intense competition in the Company’s market segments, particularly the pricing of the Company’s products; (5) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers; (6) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the USD, the EUR, the GBP and the CNY); (7) the risk of additional future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of the Company’s total assets, are further impaired; (8) risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (9) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (10) the ability to attract and retain quality executive management and other key personnel; (11) the ability to avoid employee work stoppages and other labor difficulties; (12) the ability to continue to identify and complete strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; (13) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets; (14) the risk of regulatory noncompliance; (15) the risks associated with environmental compliance costs and liabilities; (16) the risk that communication or information systems failure may disrupt the Company’s business and result in financial loss and liability to its customers; (17) the risks associated with pending asbestos and silica personal injury lawsuits; and (18) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims. The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and as updated in the Company’s Quarterly Reports on Form 10-Q filed thereafter for the 2009 fiscal year.
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
     Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of June 30, 2009 and December 31, 2008, are summarized in Note 12 “Hedging Activities and Fair Value Measurements” in the “Notes to Condensed Consolidated Financial Statements.”
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
Interest Rate Risk
     The Company’s exposure to interest rate risk results primarily from its borrowings of $474.7 million at June 30, 2009. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. The interest rates on approximately 56% of the Company’s borrowings were effectively fixed as of June 30, 2009. If the relevant LIBOR-based interest rates for all of the Company’s borrowings had been 100 basis points higher than actual in the first six months of 2009, the Company’s interest expense would have increased by $1.5 million.
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
     The Company is exposed to the impacts of changes in foreign currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD. Of the Company’s total net assets of $992.5 million at June 30, 2009, approximately $627.5 million was denominated in currencies other than the USD. Borrowings by the Company’s non-U.S. subsidiaries at June 30, 2009 totaled $21.7 million, and the Company’s consolidated borrowings denominated in currencies other than the USD totaled $176.1 million. Fluctuations due to changes in foreign currency exchange rates in the value of non-USD borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.
     The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At June 30, 2009, the notional amount of open forward currency contracts was $233.2 million and their aggregate fair value was a liability $8.9 million.
     To illustrate the impact of foreign currency exchange rates on the Company’s financial results, the Company’s operating income (excluding the effect of the goodwill impairment charge) for the first six months of 2009 would have decreased by approximately $1.1 million if the USD had been 10 percent more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.
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
     In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     In the first quarter of 2009, the Company determined that the fair value of one of its reporting units was impaired and recorded a preliminary impairment charge of $265.0 million to reduce the carrying amount of goodwill in its Industrial Products Group. During the second quarter of 2009, the Company completed the extensive financial analysis and asset valuations necessary to determine the actual amount of the charge and record it appropriately at the Company’s affected subsidiaries. A credit of $14.3 million was recorded in the second quarter to reduce the net charge to $250.7 million. Also during the second quarter of 2009, the Company completed its annual impairment evaluation of indefinite-lived intangible assets as of June 30, 2009. Based on this evaluation, a non-cash impairment charge of $10.4 million was recorded in the second quarter of 2009, primarily to reduce the carrying value of a trade name in the Industrial Products segment. After these charges, the net carrying value of goodwill and other intangible assets represented approximately $888.7 million, or 44.3%, of the Company’s total assets.
     As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has completed its annual goodwill impairment test and concluded that the carrying value of goodwill as of June 30, 2009 was not impaired. If goodwill or other assets are further impaired based on a future impairment test, the Company would be required to record additional non-cash impairment charges to its operating income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the three months ended June 30, 2009 are listed in the following table.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans or
Period	Shares Purchased (1)	Paid per Share (2)	or Programs (3)	Programs

April 1, 2009 — April 30, 2009	—	n/a	—	3,000,000
May 1, 2009 — May 31, 2009	578	27.40	—	3,000,000
June 1, 2009 — June 30, 2009	4,381	27.38	—	3,000,000

Total	4,959	27.38	—	3,000,000

(1)	All of these shares were exchanged or surrendered in connection with the exercise of options under Gardner Denver’s stock option plans.

(2)	Excludes commissions.

(3)	In November 2008, the Board of Directors authorized the Company to acquire up to 3.0 million shares of its common stock. As of June 30, 2009, no shares under this repurchase program have been repurchased.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders (the “Annual Meeting”) was held pursuant to notice on May 5, 2009. At the Annual Meeting, Barry L. Pennypacker and Richard L. Thompson were elected to serve as directors for a three-year term expiring in 2012 and KPMG, LLP (“KPMG”) was ratified as the Company’s independent registered public accounting firm. There were 49,436,176 affirmative votes cast, 963,309 votes against and no abstaining votes concerning Mr. Pennypacker’s election as director, 49,434,892 affirmative votes cast, 964,593 votes against and no abstaining votes concerning Mr. Thompson’s election as a director, and 49,794,995 affirmative votes cast, 439,782 votes against and 164,708 abstaining votes concerning the ratification of KPMG as the Company independent registered public accounting firm. The terms of directors, Donald G. Barger, Jr., Frank J. Hansen, Raymond R. Hipp, David D. Petratis, Diane K. Schumacher, and Charles L. Szews continued past the Annual Meeting. As previously disclosed, on June 1, 2009, the Company’s Board of Directors appointed Michael C. Arnold to serve as an independent director of the Company until the 2012 annual meeting of its stockholders.
Item 6. Exhibits
     See the list of exhibits in the Index to Exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC. (Registrant)
Date: August 7, 2009	By:	/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

Date: August 7, 2009	By:	/s/ Helen W. Cornell
Helen W. Cornell
Executive Vice President, Finance and Chief Financial Officer

Date: August 7, 2009	By:	/s/ David J. Antoniuk
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

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.