Form 10-Q
period 2009-09-30
GARDNER DENVER INC
filed 2009-11-06
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,056,642 shares of Common Stock, par value $0.01 per share, as of October 25, 2009.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
GARDNER DENVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$428,846	$480,310	$1,327,375	$1,494,092
Cost of sales	293,651	329,925	921,033	1,014,505

Gross profit	135,195	150,385	406,342	479,587
Selling and administrative expenses	89,946	80,343	271,699	257,330
Other operating expense, net	10,847	14,586	40,747	17,258
Impairment charges	2,540	—	263,605	—

Operating income (loss)	31,862	55,456	(169,709)	204,999
Interest expense	7,109	3,829	21,377	14,470
Other income, net	(1,738)	(237)	(3,169)	(814)

Income (loss) before income taxes	26,491	51,864	(187,917)	191,343
Provision for income taxes	7,074	17,226	14,436	56,280

Net income (loss)	$19,417	$34,638	$(202,353)	$135,063

Basic earnings (loss) per share	$0.37	$0.65	$(3.90)	$2.55

Diluted earnings (loss) per share	$0.37	$0.65	$(3.90)	$2.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$109,717	$120,735
Accounts receivable (net of allowance of $13,925 at September 30, 2009 and $10,642 at December 31, 2008)	345,343	388,098
Inventories, net	239,173	284,825
Deferred income taxes	33,899	33,014
Other current assets	21,008	30,892

Total current assets	749,140	857,564

Property, plant and equipment (net of accumulated depreciation of $316,931 at September 30, 2009 and $283,676 at December 31, 2008)	314,140	305,012
Goodwill	581,338	804,648
Other intangibles, net	322,003	346,263
Other assets	22,233	26,638

Total assets	$1,988,854	$2,340,125

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$35,197	$36,968
Accounts payable	103,762	135,864
Accrued liabilities	208,190	224,550

Total current liabilities	347,149	397,382

Long-term debt, less current maturities	382,339	506,700
Postretirement benefits other than pensions	14,864	17,481
Deferred income taxes	74,751	91,218
Other liabilities	133,966	128,596

Total liabilities	953,069	1,141,377

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,050,262 and 51,785,125 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	585	583
Capital in excess of par value	554,844	545,671
Retained earnings	508,712	711,065
Accumulated other comprehensive income	104,050	72,268
Treasury stock at cost; 6,425,747 and 6,469,971 shares at September 30, 2009 and December 31, 2008, respectively	(132,406)	(130,839)

Total stockholders’ equity	1,035,785	1,198,748

Total liabilities and stockholders’ equity	$1,988,854	$2,340,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows From Operating Activities
Net (loss) income	$(202,353)	$135,063
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	51,378	44,675
Impairment charges	263,605	—
Unrealized foreign currency transaction (gain) loss, net	(14)	10,452
Net loss on asset dispositions	298	317
Stock issued for employee benefit plans	3,078	3,661
Stock-based compensation expense	2,293	3,813
Excess tax benefits from stock-based compensation	(151)	(8,492)
Deferred income taxes	(9,894)	(8,563)
Changes in assets and liabilities:
Receivables	54,772	2,008
Inventories	55,368	19,662
Accounts payable and accrued liabilities	(68,279)	16,754
Other assets and liabilities, net	(1,712)	(14,873)

Net cash provided by operating activities	148,389	204,477

Cash Flows From Investing Activities
Capital expenditures	(34,806)	(28,924)
Net cash paid in business combinations	(64)	(6,469)
Disposals of property, plant and equipment	875	1,624
Other, net	(1)	656

Net cash used in investing activities	(33,996)	(33,113)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(26,484)	(30,709)
Proceeds from short-term borrowings	21,204	27,480
Principal payments on long-term debt	(165,447)	(143,208)
Proceeds from long-term debt	35,372	131,319
Proceeds from stock option exercises	1,208	10,885
Excess tax benefits from stock-based compensation	151	8,492
Purchase of treasury stock	(338)	(81,691)
Debt issuance costs	(166)	(91)
Other	(759)	(1,258)

Net cash used in financing activities	(135,259)	(78,781)

Effect of exchange rate changes on cash and cash equivalents	9,848	(6,390)

Net (decrease) increase in cash and equivalents	(11,018)	86,193
Cash and cash equivalents, beginning of year	120,735	92,922

Cash and cash equivalents, end of period	$109,717	$179,115

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
     The financial information presented as of any date other than December 31, 2008 has been prepared from the books and records of the Company without audit. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such financial statements, have been included. The Company has evaluated events that occurred subsequent to September 30, 2009, through the financial statement issue date of November 6, 2009.
     The unaudited interim condensed consolidated financial statements should be read in conjunction with the complete consolidated financial statements and notes thereto included in Gardner Denver’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The results of operations for the nine-month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2008 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.
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
New Accounting Standards
Recently Adopted Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” (“SFAS No. 168”). This statement modified the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative. SFAS No. 168 also established the “FASB Accounting Standards Codification™” (the “Codification” or the “FASB ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States. All guidance contained in the Codification carries an equal level of authority. Effective July 1, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. All accounting references in this Quarterly Report on Form 10-Q have been updated and, accordingly, references to prior accounting standards have been replaced with FASB ASC references as appropriate.
     In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of FASB ASC 805, Business Combinations (“FASB ASC 805”), requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the consolidated statement of operations separately from the business combination. In April 2009, the FASB amended the guidance on the initial recognition, measurement and subsequent accounting for contingencies arising in business combinations. The revised guidance applies to business combinations for acquisitions occurring on or after January 1, 2009. The impact of the revised guidance on the Company’s consolidated financial statements will depend on the nature, terms and size of acquisitions it consummates in the future. Also see Note 13 “Income Taxes” for a discussion of a valuation allowance established against deferred tax assets recorded in connection with the acquisition of CompAir Holdings Ltd. (“CompAir”) in 2008.
     In December 2007, the FASB issued new guidance for the accounting for noncontrolling interests. The new guidance, which is now a part of FASB ASC 810, Consolidation, establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. In addition, it clarifies that noncontrolling interests in a subsidiary are ownership interests in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. The provisions of this guidance were effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this guidance effective January 1, 2009 did not have a material effect on the Company’s consolidated financial statements.
     In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now part of FASB ASC 815, Derivatives and Hedging, requires enhanced disclosures for derivative instruments and hedging activities, including (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted this guidance effective January 1, 2009. See Note 12 “Hedging Activities and Fair Value Measurements” for the Company’s disclosures about its derivative instruments and hedging activities.
     In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments in all interim financial statements. The adoption of this guidance by the Company in the second quarter of 2009 did not have a material effect on its consolidated financial statements.
     Effective April 1, 2009, the Company adopted the new accounting guidance for subsequent events as codified in FASB ASC 855, Subsequent Events. The new guidance incorporates the subsequent events guidance contained in the auditing standards literature into the authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether that date corresponds with the release of their financial statements. The new guidance was effective for all interim and annual periods ending after June 15, 2009. Adoption of the guidance had no impact on the Company’s consolidated financial statements, other than disclosure of the date through which it evaluated subsequent events.
Recently Issued Accounting Pronouncements
     In December 2008, the FASB issued new guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This guidance, which is now part of FASB ASC 715, Compensation-Retirement Benefits, is effective for financial statements issued for fiscal years ending after December 15, 2009. The Company is currently evaluating the disclosure impact of adopting this new guidance on its consolidated financial statements; however, its adoption will not have an impact on the determination of the Company’s financial results.
     In October 2009, the FASB issued Update No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under FASB ASC 605-25, Revenue Recognition, Multiple-Element Arrangements. The revised guidance primarily provides two significant changes: (i) eliminates the need for objective and reliable evidence of fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (ii) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company is currently assessing the impact of this new guidance on its consolidated financial statements and related disclosures.

Note 2. Business Combinations
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
     Under the purchase method of accounting, the assets and liabilities of CompAir were recorded at their estimated respective fair values as of October 20, 2008. The initial allocation of the purchase price was subsequently adjusted when certain preliminary valuation estimates were finalized. The following table summarizes the nature and amount of such adjustments recorded in 2009. The amounts presented in this table do not reflect the portion of the goodwill impairment charge recorded in 2009 that may be directly attributable to the CompAir acquisition. For purposes of the impairment testing performed in 2009, in accordance with FASB ASC 350, Intangibles-Goodwill and Other (“FASB ASC 350”), the net assets from the CompAir acquisition were included as a component of a reporting unit within the Industrial Products Group in which the impairment charge was recorded. Since goodwill impairment testing is performed at the reporting unit level, the amount directly attributable to the CompAir acquisition cannot be specifically identified. See also Note 5 “Goodwill and Other Intangible Assets” for a description of the impairment charge.

CompAir Holdings Limited
Purchase Price Allocation and Adjustments
September 30, 2009

Total purchase price allocated to amortizable intangible assets as of December 31, 2008	$166,018

Purchase accounting adjustments recorded in 2009:
Fair value of trademarks	(3,243)
Fair value of customer relationships	(13,231)
Fair value of other amortizable intangible assets	(1,197)

Total purchase price allocated to amortizable intangible assets as of September 30, 2009	$148,347

Total purchase price allocated to goodwill as of December 31, 2008	$155,466

Purchase accounting adjustments recorded in 2009:
Fair value of amortizable intangible assets	17,671
Fair value of inventory	2,489
Fair value of accounts receivable	729
Termination benefits and other liabilities	4,585
Income taxes, net	(5,052)
Other, net	(349)

Total purchase price allocated to goodwill as of September 30, 2009	$175,539

Note 3. Restructuring
     In 2008 and the nine-month period of 2009, the Company finalized and announced certain restructuring plans designed to address (i) rationalization of the Company’s manufacturing footprint, (ii) slowing global economic growth and the resulting deterioration in the Company’s end markets and (iii) integration of CompAir into its existing operations. These plans included the closure and consolidation of manufacturing facilities in Europe and the U.S., and various voluntary and involuntary employee termination and relocation programs. In accordance with FASB ASC 420, Exit or Disposal Cost Obligations (“FASB ASC 420”), and FASB ASC 712, Compensation — Nonretirement Postemployment Benefits (“FASB ASC 712”), a charge totaling $11.1 million (included in “Other operating expense, net”) was recorded in 2008, of which $8.5 million was associated with the Industrial Products Group and $2.6 million was associated with the Engineered Products Group. An additional charge totaling $40.2 million was recorded in the nine-month period of 2009, of which $25.6 million was associated with the Industrial Products Group and $14.6 million was associated with the Engineered Products Group. Execution of these plans, including payment of employee severance benefits, is expected to be substantively completed during the first quarter of 2010.
     During the nine-month period ended September 30, 2009, the Company recorded charges totaling approximately $1.8 million in connection with the consolidation of certain U.S. operations, which it expects to be funded by a state grant. The anticipated amount of the grant was recorded as a reduction in the associated charge and the establishment of a current receivable. If the Company does not maintain certain employment and payroll levels specified in the grant over a ten-year period, it will be obligated to return a portion of the grant funds to the state on a pro-rata basis. Any such amounts that may be returned to the state will be charged to operating income when identified. The Company currently expects to meet the required employment and payroll levels.
     In connection with the acquisition of CompAir, the Company has been implementing plans identified at or prior to the acquisition date to close and consolidate certain former CompAir functions and facilities, primarily in North America and Europe. These plans included various voluntary and involuntary employee termination and relocation programs affecting both salaried and hourly employees and exit costs associated with the sale, lease termination or sublease of certain manufacturing and administrative facilities. The terminations, relocations and facility exits are expected to be substantively completed during 2009. A liability of $8.9 million was included in the allocation of the CompAir purchase price for the estimated cost of these actions at October 20, 2008. This liability was increased by $2.3 million in the nine-month period of 2009 to reflect the finalization of certain of these plans.
     The following table summarizes the activity in the restructuring accrual accounts:

	Termination
	Benefits	Other	Total
Balance as of December 31, 2008	$13,634	$2,365	$15,999
Charged to expense	36,502	3,703	40,205
Acquisition purchase price allocation	1,712	583	2,295
Paid	(31,790)	(3,373)	(35,163)
Other, net	2,530	172	2,702

Balance as of September 30, 2009	$22,588	$3,450	$26,038

Note 4. Inventories
     Inventories as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008
Raw materials, including parts and subassemblies	$141,670	$159,425
Work-in-process	46,303	47,060
Finished goods	66,180	90,951

	254,153	297,436
Excess of FIFO costs over LIFO costs	(14,980)	(12,611)

Inventories, net	$239,173	$284,825

Note 5. Goodwill and Other Intangible Assets
     During the first quarter of 2009, the Company concluded that sufficient indicators existed to require it to perform an interim impairment test of the carrying values of its goodwill and indefinite-lived intangible assets as of March 31, 2009. The Company’s conclusion was based upon a combination of factors, including the continued significant decline in order rates for certain products, the uncertain outlook regarding when such order rates might return to levels and growth rates experienced in recent years, and the sustained decline in the price of the

Company’s common stock resulting in the Company’s market capitalization being below the Company’s carrying value at March 31, 2009. Accordingly, the Company performed the first step of its interim goodwill impairment test for each of its reporting units and determined that the carrying value of one of its reporting units within the Industrial Products Group segment exceeded its fair value, indicating that a potential goodwill impairment existed. The Company recorded a preliminary non-cash goodwill impairment charge of $265.0 million in the quarter ended March 31, 2009 which represented the Company’s best estimate of the impairment at that time. During the second quarter of 2009, the Company finalized the valuation of the tangible and intangible assets and the allocation of fair value to the assets and liabilities of the impaired reporting unit, and recorded a reduction to the preliminary non-cash goodwill impairment change of $14.3 million to a total of $250.7 million.
     The Company completed its annual impairment test of the carrying values of its goodwill and indefinite-lived intangible assets as of June 30, 2009 and concluded that there had been no further impairment of goodwill. However, the Company identified and recorded a non-cash impairment charge related to its indefinite-lived intangible assets in the second quarter of 2009 of $10.0 million, primarily associated with a trade name in the Industrial Products Group segment. The estimated fair value of this trade name is based on a royalty savings concept, which assumes the Company would be required to pay a royalty to a third party for use of the asset if the Company did not own the asset, and is largely dependent on the projected revenues for products directly associated with the trade name. The projected revenues and resulting projected cash flows for these products declined, resulting in the necessity to reduce the carrying value for this intangible. The trade name impairment charge is reflected as a decrease in the carrying value of other intangibles, net, in the Condensed Consolidated Balance Sheet as of September 30, 2009 and as an impairment charge in the Condensed Consolidated Statements of Operations for the nine-month period ended September 30, 2009.
     During the third quarter of 2009, the Company identified further adjustments to the allocation of the CompAir purchase price and recorded an additional non-cash impairment charge of $2.9 million. The Company also assessed whether there were any further indicators of impairment or triggering events that had occurred during the third quarter of 2009 which may require the performance of an interim impairment test. This assessment did not identify any such indicators or events. Adverse changes in economic or operating conditions in the future may result in additional future material impairment charges.
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
     In performing the annual and interim assessments of the carrying values of indefinite-lived intangible assets, the Company compared the discounted estimates of future cash flow projections to the carrying values. Significant judgments inherent in this analysis included assumptions regarding appropriate revenue growth rates, discount rates and royalty rates.
     The Company reviews long-lived assets, including its intangible assets subject to amortization, which consist primarily of customer relationships and intellectual property for the Company, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the first quarter of 2009, the Company tested its long-lived assets for impairment and determined that there was no impairment. There were no further impairment indicators during the second and third quarters of 2009.
     The changes in the carrying amount of goodwill attributable to each business segment for the nine-month period ended September 30, 2009, and the year ended December 31, 2008, are presented in the table below. The adjustments to goodwill in 2009 are primarily related to the finalization of the valuation of certain CompAir intangible assets.

	Industrial	Engineered
	Products	Products	Total
Balance as of December 31, 2007	$363,011	$322,485	$685,496
Acquisitions	157,533	—	157,533
Adjustments to goodwill	(3,851)	3,559	(292)
Foreign currency translation	(25,641)	(12,448)	(38,089)

Balance as of December 31, 2008	491,052	313,596	804,648
Adjustments to goodwill	17,332	(2)	17,330
Impairment of goodwill	(253,590)	—	(253,590)
Foreign currency translation	3,372	9,578	12,950

Balance as of September 30, 2009	$258,166	$323,172	$581,338

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	September 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists and relationships	$125,426	$(23,677)	$133,596	$(17,654)
Acquired technology	104,556	(50,351)	91,713	(36,464)
Trade names	56,541	(5,862)	57,332	(3,450)
Other	5,097	(3,336)	4,728	(2,883)
Unamortized intangible assets:
Trade names	113,609	—	119,345	—

Total other intangible assets	$405,229	$(83,226)	$406,714	$(60,451)

     Amortization of intangible assets for the three and nine-month periods ended September 30, 2009 was $4.7 million and $14.6 million, respectively. Amortization of intangible assets for the three and nine-month periods ended September 30, 2008 was $3.2 million and $9.2 million, respectively. Amortization of intangible assets is anticipated to be approximately $19.6 million in 2009 and $17.4 million in 2010 through 2013 based upon exchange rates as of September 30, 2009 and intangible assets with finite useful lives included in the balance sheet as of September 30, 2009.

Note 6. Accrued Product Warranty
     A reconciliation of the changes in the accrued product warranty liability for the three and nine-month periods ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$19,036	$16,858	$19,141	$15,087
Product warranty accruals	5,846	4,796	17,003	12,813
Settlements	(6,148)	(4,109)	(17,790)	(10,819)
Effect of foreign currency translation	216	(862)	596	(398)

Balance at end of period	$18,950	$16,683	$18,950	$16,683

Note 7. Pension and Other Postretirement Benefits
     The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$—	$—	$301	$190	$14	$4
Interest cost	1,019	1,025	2,897	3,036	269	282
Expected return on plan assets	(686)	(1,116)	(2,377)	(3,255)	—	—
Recognition of:
Unrecognized prior-service cost	1	4	8	—	(33)	(94)
Unrecognized net actuarial loss (gain)	438	1	(19)	(23)	(355)	(336)

Net periodic benefit cost (income)	772	(86)	810	(52)	(105)	(144)
FASB ASC 715-30 curtailment gain	—	—	—	—	—	—

Total net periodic benefit cost (income)	$772	$(86)	$810	$(52)	$(105)	$(144)

	Nine Months Ended September 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2009	2008	2009	2008	2009	2008
Service cost	$—	$—	$830	$576	$25	$12
Interest cost	3,205	3,157	8,155	9,317	799	846
Expected return on plan assets	(2,512)	(3,466)	(6,678)	(10,007)	—	—
Recognition of:
Unrecognized prior-service cost	7	12	23	—	(133)	(282)
Unrecognized net actuarial loss (gain)	1,348	111	(54)	(69)	(1,005)	(1,008)

Net periodic benefit cost (income)	2,048	(186)	2,276	(183)	(314)	(432)
FASB ASC 715-30 curtailment gain	—	—	(118)	—	—	—

Total net periodic benefit cost (income)	$2,048	$(186)	$2,158	$(183)	$(314)	$(432)

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
Note 8. Debt
     The Company’s debt at September 30, 2009 and December 31, 2008 is summarized as follows:

	September 30,	December 31,
	2009	2008
Short-term debt	$5,659	$11,786

Long-term debt:
Credit Line, due 2013 (1)	$4,000	$37,000
Term Loan, denominated in U.S. dollars, due 2013 (2)	132,000	177,750
Term Loan, denominated in euro (“EUR”), due 2013 (3)	131,669	165,284
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages (4)	9,014	8,911
Variable Rate Industrial Revenue Bonds, due 2018	—	8,000
Capitalized leases and other long-term debt	10,194	9,937

Total long-term debt, including current maturities	411,877	531,882
Current maturities of long-term debt	29,538	25,182

Total long-term debt, less current maturities	$382,339	$506,700

(1)	The loans under this facility may be denominated in U.S. Dollars (“USD”) or several foreign currencies. At September 30, 2009, the outstanding balance consisted only of USD borrowings. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency. The interest rate was 4.5% as of September 30, 2009.

(2)	The interest rate for this loan varies with prime, federal funds and/or LIBOR. At September 30, 2009, this rate was 2.8% and averaged 3.0% for the nine-month period of 2009.

(3)	The interest rate for this loan varies with LIBOR. At September 30, 2009, this rate was 2.9% and averaged 3.8% for the nine-month period of 2009.

(4)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €6,161 at September 30, 2009. The loans are secured by the Company’s facility in Bad Neustadt, Germany.
Note 9. Stock-Based Compensation
     The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations and the realized excess tax benefits included in the consolidated statements of cash flows for the three and nine-month periods ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Selling and administrative expenses	$339	$774	$2,293	$3,813

Total stock-based compensation expense included in operating expenses	$339	$774	$2,293	$3,813

Income (loss) before income taxes	(339)	(774)	(2,293)	(3,813)
Provision for income taxes	77	166	636	1,009

Net income (loss)	$(262)	$(608)	$(1,657)	$(2,804)

Net cash provided by operating activities	$(63)	$(13)	$(151)	$(8,492)
Net cash used in financing activities	$63	$13	$151	$8,492
Stock Option Awards
     A summary of the Company’s stock option activity for the nine-month period ended September 30, 2009 is presented in the following table (underlying shares in thousands):

				Weighted-
		Outstanding		Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Life
Outstanding at December 31, 2008	1,337	$27.99
Granted	413	$19.40
Exercised	(85)	$14.47
Forfeited	(77)	$28.70
Expired or canceled	(65)	$27.97

Outstanding at September 30, 2009	1,523	$26.38	$13,958	4.1 years

Exercisable at September 30, 2009	970	$27.42	$8,069	3.1 years
     The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at September 30, 2009 multiplied by the number of in-the-money stock options. The weighted-average estimated grant-date fair value of employee stock options granted during the three and nine-month periods ended September 30, 2009 were $11.02 and $7.22, respectively.
     The total pre-tax intrinsic values of stock options exercised during the three-month periods ended September 30, 2009 and 2008 were $0.5 million and $0.1 million, respectively. The total pre-tax intrinsic values of stock options exercised during the nine-month periods of 2009 and 2008 were $1.2 million and $27.8 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $2.6 million as of September 30, 2009 and will be recognized as expense over a weighted-average period of 1.8 years.
Valuation Assumptions
     The fair value of each stock option grant under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for the periods indicated are noted in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Assumptions:
Risk-free interest rate	2.1%	2.3%	1.7%	2.6%
Dividend yield	—	—	—	—
Volatility factor	44	35	45	30
Expected life (in years)	4.0	4.2	4.6	4.5
Restricted Share Awards
     A summary of the Company’s restricted share award activity for the nine-month period ended September 30, 2009 is presented in the following table (underlying shares in thousands):

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	(per share)
Nonvested at December 31, 2008	159	$35.25
Granted	70	$20.56
Vested	(82)	$33.57
Forfeited	(7)	$23.71

Nonvested at September 30, 2009	140	$29.85

     The restricted shares granted in the nine-month period of 2009 were valued at the market close price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted share awards, net of estimated forfeitures, was $2.1 million as of September 30, 2009, which will be recognized as expense over a weighted-average period of 1.8 years. The total fair value of restricted share awards that vested during the nine-month periods of 2009 and 2008 was $2.8 million and $0.1 million, respectively.

Note 10. Stockholders’ Equity and Earnings (Loss) Per Share
     In November 2008, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. During the nine-month period ended September 30, 2009, no shares were repurchased under this program. All common stock acquired is held as treasury stock and is available for general corporate purposes.
     The following table details the calculation of basic and diluted earnings (loss) per common share for the three and nine-month periods ended September 30, 2009 and 2008 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic Earnings (Loss) Per Share:
Net income (loss)	$19,417	$34,638	$(202,353)	$135,063

Shares:
Weighted average number of common shares outstanding	51,923	53,080	51,847	52,915

Basic earnings (loss) per common share	$0.37	$0.65	$(3.90)	$2.55

Diluted Earnings (Loss) Per Share:
Net income (loss)	$19,417	$34,638	$(202,353)	$135,063

Shares:
Weighted average number of common shares outstanding	51,923	53,080	51,847	52,915
Effect of dilutive outstanding equity-based awards (1)	294	528	—	656

Weighted average number of diluted common shares	52,217	53,608	51,847	53,571

Diluted earnings (loss) per common share	$0.37	$0.65	$(3.90)	$2.52

(1)	Share equivalents totaling 231, consisting of outstanding stock options and nonvested restricted stock, were excluded from the computation of diluted loss per share in the nine-month period ended September 30, 2009 because the net loss for the period caused all potentially dilutive shares to be anti-dilutive.
     For the three-month periods ended September 30, 2009 and 2008, respectively, antidilutive equity-based awards to purchase 771 thousand and 20 thousand weighted-average shares of common stock were outstanding. For the nine-month periods ended September 30, 2009 and 2008, respectively, antidilutive equity-based awards to purchase 792 thousand and 169 thousand weighted-average shares of common stock were outstanding. Antidilutive equity-based awards outstanding were not included in the computation of diluted earnings (loss) per common share.
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

     The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

			Unrealized
	Cumulative	Foreign	(Losses)		Accumulated
	Currency	Currency	Gains on	Pension and	Other
	Translation	Gains and	Cash Flow	Postretirement	Comprehensive
	Adjustment (1)	(Losses)	Hedges	Benefit Plans	Income
Balance at December 31, 2007	$133,467	$—	$(110)	$(5,347)	$128,010
Before tax income (loss)	50,157	—	(1,110)	(393)	48,654
Income tax effect	—	—	422	147	569

Other comprehensive income (loss)	50,157	—	(688)	(246)	49,223
Currency translation (2)	—	—	—	1	1

Balance at March 31, 2008	183,624	—	(798)	(5,592)	177,234
Before tax income (loss)	1,313	—	1,287	(395)	2,205
Income tax effect	—	—	(489)	148	(341)

Other comprehensive income (loss)	1,313	—	798	(247)	1,864
Currency translation (2)	—	—	—	4	4

Balance at June 30, 2008	184,937	—	—	(5,835)	179,102
Before tax income loss	(85,998)	—	—	(448)	(86,446)
Income tax effect	—	—	—	168	168

Other comprehensive loss	(85,998)	—	—	(280)	(86,278)
Currency translation (2)	—	—	—	2	2

Balance at September 30, 2008	$98,939	$—	$—	$(6,113)	$92,826

Balance at December 31, 2008	$99,633	$(9,410)	$—	$(17,955)	$72,268
Before tax (loss) income	(35,671)	7,634	—	73	(27,964)
Income tax effect	—	(2,886)	—	(28)	(2,914)

Other comprehensive (loss) income	(35,671)	4,748	—	45	(30,878)
Currency translation (2)	—	—	—	—	—

Balance at March 31, 2009	63,962	(4,662)	—	(17,910)	41,390
Before tax income (loss)	43,242	(3,626)	366	73	40,055
Income tax effect	—	1,294	(139)	(28)	1,127

Other comprehensive income (loss)	43,242	(2,332)	227	45	41,182
Currency translation (2)	—	—	—	1	1

Balance at June 30, 2009	107,204	(6,994)	227	(17,864)	82,573
Before tax income (loss)	21,483	(326)	(900)	40	20,297
Income tax effect	—	852	342	(17)	1,177

Other comprehensive income (loss)	21,483	526	(558)	23	21,474
Currency translation (2)	—	—	—	3	3

Balance at September 30, 2009	$128,687	$(6,468)	$(331)	$(17,838)	$104,050

(1)	Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

(2)	The Company uses the historical rate approach in determining the USD amounts of changes to accumulated other comprehensive income associated with non-U.S. pension benefit plans.

     The Company’s comprehensive income (loss) for the three and nine-month periods ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$19,417	$34,638	$(202,353)	$135,063
Other comprehensive income (loss)	21,474	(86,278)	31,778	(35,191)

Comprehensive income (loss)	$40,891	$(51,640)	$(170,575)	$99,872

Note 12. Hedging Activities and Fair Value Measurements
Hedging Activities
     The Company is exposed to certain market risks during the normal course of business arising from adverse changes in commodity prices, interest rates, and foreign currency exchange rates. The Company’s exposure to these risks is managed through a combination of operating and financing activities. The Company selectively uses derivative financial instruments (“derivatives”), including foreign currency forward contracts and interest rate swaps, to manage the risks from fluctuations in foreign currency exchange rates and interest rates. The Company does not purchase or hold derivatives for trading or speculative purposes. Fluctuations in commodity prices, interest rates, and foreign currency exchange rates can be volatile, and the Company’s risk management activities do not totally eliminate these risks. Consequently, these fluctuations could have a significant effect on the Company’s financial results.
     Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the derivative instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a fraction of the notional amount. The Company minimizes the credit risk related to derivatives by transacting only with multiple, high-quality counterparties that are major financial institutions with investment-grade credit ratings. The Company has not experienced any financial loss as a result of counterparty nonperformance in the past. The majority of the derivative contracts to which the Company is a party settle monthly or quarterly, or mature within one year. Because of these factors, the Company believes it has minimal credit risk related to derivative contracts at September 30, 2009.
     The Company’s exposure to interest rate risk results primarily from its borrowings of $417.5 million at September 30, 2009. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions.
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
     In accordance with FASB ASC 815, Derivatives and Hedging, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. If a derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Derivatives that are not designated as hedges or do not qualify for hedge accounting treatment are marked to market through earnings. All cash flows associated with derivatives are classified as operating cash flows in the Condensed Consolidated Statement of Cash Flows.
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
     The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets:

	September 30, 2009
			Asset	Liability
		Notional	Derivatives	Derivatives
	Balance Sheet Location	Amount (1)	Fair Value (1)	Fair Value (1)
Derivatives designated as hedging instruments under FASB ASC 815
Interest rate swap contracts	Other Assets	$133,520	$—	$603

Derivatives not designated as hedging instruments under FASB ASC 815
Foreign currency forwards	Accrued Liabilities	$2,213	$12	$113

Foreign currency forwards	Other Current Assets	$133,668	$4,521	$2,477

(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.

     Gains and losses on derivatives designated as cash flow hedges in accordance with FASB ASC 815, Derivatives and Hedging, included in the Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2009 are as follows:

Amount of Gain or (Loss)
		Amount of Gain or	Recognized in Income on
	Amount of Gain or (Loss)	(Loss) Reclassified	Derivatives
	Recognized in OCI on	from Accumulated OCI	(Ineffective Portion and
Derivatives Designated as	Derivatives	into Income	Amount Excluded from
Cash Flow Hedges	(Effective Portion)	(Effective Portion)	Effectiveness Testing))
Three Months Ended September 30, 2009
Interest rate swap contracts (1)	$(1,258)	$(359)	$(3)

Amount of Gain or (Loss)
		Amount of Gain or	Recognized in Income on
	Amount of Gain or (Loss)	(Loss) Reclassified	Derivatives
	Recognized in OCI on	from Accumulated OCI	(Ineffective Portion and
Derivatives Designated as	Derivatives	into Income	Amount Excluded from
Cash Flow Hedges	(Effective Portion)	(Effective Portion)	Effectiveness Testing))
Nine Months Ended September 30, 2009
Interest rate swap contracts (1)	$(1,051)	$(518)	$(1)

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in the interest expense line on the face of the Condensed Consolidated Statements of Operations.
     During the second quarter of 2009, the Company entered into five pay-fixed/receive-variable interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $75.0 million and €40.0 million of LIBOR-based variable rate borrowings. These contracts carry fixed rates ranging from 0.7% to 2.2% and have expiration dates ranging from 2010 to 2013. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. Based on LIBOR-based swap yield curves as of September 30, 2009, the Company expects to reclassify losses of $0.9 million out of AOCI into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding at September 30, 2009 were $132.0 million and €90.0 million.
     There were 35 foreign currency forward contracts outstanding as of September 30, 2009 with notional amounts ranging from $0.1 million to $8.4 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in foreign currency exchange rates. The Company has not designated the forward contracts as hedging instruments because changes in the fair value of the contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the other operating expense, net, line on the face of the Condensed Consolidated Statements of Operations. During the three and nine-month periods ended September 30, 2009, the Company recorded net losses of $1.0 million and $14.9 million, respectively, relating to foreign currency forward contracts outstanding during all or part of the nine-month period of 2009. During the three and nine-month periods ended September 30, 2009, net foreign currency gains reported in other operating expense, net, were $1.6 million and zero, respectively.
     As of September 30, 2009, the Company has designated a portion of its term loan denominated in EUR of approximately €19.2 million as a hedge of the Company’s net investment in European subsidiaries with EUR functional currencies. Accordingly, changes in the fair value of this debt due to changes in the USD to EUR exchange rate are recorded through other comprehensive income. During the three and nine-month periods ended September 30, 2009, the Company recorded losses of $0.8 million and $1.2 million, net of tax, through other comprehensive income. As of September 30, 2009, the net balance of such losses included in accumulated other comprehensive income was $4.5 million, net of tax.
Fair Value Measurements
     A financial instrument is defined as a cash equivalent, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash equivalents, trade receivables, trade payables, deferred compensation obligations and debt instruments. The book values of these instruments, other than the Senior Subordinated Notes, are a reasonable estimate of their respective fair values.
     The Senior Subordinated Notes outstanding are carried at cost. Their estimated fair value was approximately $120.0 million as of September 30, 2009 based upon non-binding market quotations that were corroborated by observable market data (Level 2). The estimated fair value is not indicative of the amount that the Company would have to pay to redeem these notes since they are infrequently traded and are not callable at this value.
     Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), with respect to its financial assets and liabilities. FASB ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under FASB ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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
     The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards (1)	$—	$4,533	$—	$4,533
Trading securities held in deferred compensation plan (2)	7,622	—	—	7,622

Total	$7,622	$4,533	$—	$12,155

Financial Liabilities
Foreign currency forwards (1)	$—	$2,590	$—	$2,590
Interest rate swaps (3)	—	603	—	603
Phantom stock plan (4)	—	2,268	—	2,268
Deferred compensation plan (5)	7,622	—	—	7,622

Total	$7,622	$5,461	$—	$13,083

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.

(2)	Based on the observable price of publicly traded mutual funds which, in accordance with FASB ASC 710, Compensation — General, are classified as “Trading” securities and accounted for using the mark-to-market method.

(3)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of September 30, 2009. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(4)	Based on the price of the Company’s common stock.

(5)	Based on the fair value of the investments in the deferred compensation plan.
     As discussed in Note 5 “Goodwill and Other Intangible Assets” and in accordance with the provisions of FASB ASC 350, the Company recorded impairment charges associated with goodwill and indefinite-lived intangible asset of $253.6 million and $10.0 million, respectively, during the nine-month period ended September 30, 2009. The goodwill and indefinite-lived intangible asset impairment charges were calculated as the amount by which the carrying value of each asset exceeded its implied, in the case of goodwill, or estimated fair value. These fair values were determined using Level 3 inputs of the fair value hierarchy.
Note 13. Income Taxes
     As of September 30, 2009, the total balance of unrecognized tax benefits was $5.4 million compared with $7.8 million at December 31, 2008. The decrease in the balance primarily related to the favorable settlement of tax audits in various foreign jurisdictions and changes in foreign currency exchange rates. The unrecognized tax benefits at September 30, 2009 include $5.4 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized, of which $2.4 million would be offset by a reduction of a corresponding deferred tax asset. The Company does not expect any significant changes to its unrecognized tax benefits within the next twelve months.
     The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize such interest expense and penalties as part of the provision for income taxes. The Company’s income tax liabilities at September 30, 2009 include approximately $1.2 million of accrued interest and $0.3 million of penalties.
     The Company’s U.S. federal income tax returns for the tax years 2005 to 2007 are under examination by the Internal Revenue Service. As of the date of this report, the examination has not identified any material changes. The statutes of limitations for the U.S. state tax returns are open beginning with the 2005 tax year, except for two states for which the statutes have been extended, beginning with the 2003 tax year for one state and 2004 for the other state.
     The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction. The Company’s significant operations outside the U.S. are located in China, the United Kingdom and Germany. In Germany, generally, the tax years 2003 and beyond remain subject to examination with the statutes of limitations for the 2003 tax year expiring during 2009. In China and the United Kingdom, tax years prior to 2005 are closed. In addition, audits are being conducted in various countries. To date, no material adjustments have been proposed as a result of these audits. During the three-month period ended September 30, 2009, a tax audit at one of the German subsidiaries was announced for the 2003 through 2007 tax years. The audit is expected to begin in November.
     The provision for income taxes was $14.4 million for the nine-month period ended September 30, 2009, compared to $56.3 million for the nine-month period ended September 30, 2008. The provision in the nine-month period of 2009 includes an $8.6 million valuation allowance against deferred tax assets related to net operating losses recorded in connection with the acquisition of CompAir based on revised financial projections. The provision in the nine-month period of 2009 also reflects a benefit for the reversal of deferred tax liabilities totaling $11.6 million associated with a portion of the net goodwill and all of the trade name impairment charges recorded in the nine-month period of 2009. Deferred tax liabilities were recorded when the trade name was established and offsetting deferred tax liabilities and deferred tax assets were established for the portion of goodwill which was amortizable for tax purposes. A portion of the goodwill for which the impairment charge was taken was not amortizable for tax purposes and, accordingly, deferred tax liabilities were not recorded when that goodwill was established and a corresponding tax benefit did not arise upon impairment of that portion of goodwill. Additionally, the provision in the nine-month period of 2009 includes a $3.6 million credit for the reversal of an income tax reserve and the related interest associated with the completion of a foreign tax examination. The provision in the nine-month period of 2008 includes incremental taxes of approximately $2.7 million associated with cash repatriation.

Note 14. Supplemental Information
     The components of other operating expense, net, and supplemental cash flow information are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Other Operating Expense, Net
Foreign currency (gains) losses, net	$(1,577)	$10,415	$(14)	$8,500
Restructuring charges (1)	12,586	2,369	40,205	2,369
Other employee and certain retirement costs	273	863	45	4,548
Other, net	(435)	939	511	1,841

Total other operating expense, net	$10,847	$14,586	$40,747	$17,258

Supplemental Cash Flow Information
Cash taxes paid			$33,446	$44,589
Interest paid			17,161	11,775
Accrued purchases of treasury stock			—	19,245

(1)	See Note 3 “Restructuring.”
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
     The Company is also addressing three on-site cleanups for which it is the primary responsible party. Two of these cleanup sites are in the operation and maintenance stage and the third is in the implementation stage. The Company has also negotiated a settlement through a voluntary clean up program with other potentially responsible parties and the relevant governmental agencies on a fourth site. Based on currently available information, the Company does not anticipate that any of these sites will result in material additional costs beyond those already accrued.
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

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$76,658	$77,750	$342,429	$(67,991)	$428,846
Cost of sales	54,150	58,172	252,408	(71,079)	293,651

Gross profit	22,508	19,578	90,021	3,088	135,195
Selling and administrative expenses	21,569	10,483	57,894	—	89,946
Other operating expense (income), net	5,199	(6,180)	11,828	—	10,847
Impairment charges	813	985	742	—	2,540

Operating (loss) income	(5,073)	14,290	19,557	3,088	31,862
Interest expense (income)	2,616	(4,452)	8,945	—	7,109
Other (income) expense, net	(1,024)	(3)	(711)	—	(1,738)

(Loss) income before income taxes	(6,665)	18,745	11,323	3,088	26,491
Provision for income taxes	(2,054)	6,168	2,035	925	7,074

Net (loss) income	$(4,611)	$12,577	$9,288	$2,163	$19,417

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$102,931	$114,845	$326,930	$(64,396)	$480,310
Cost of sales	72,973	85,882	238,358	(67,288)	329,925

Gross profit	29,958	28,963	88,572	2,892	150,385
Selling and administrative expenses	17,162	13,526	49,655	—	80,343
Other operating expense (income), net	11,952	(1,479)	4,117	(4)	14,586

Operating income	844	16,916	34,800	2,896	55,456
Interest expense (income)	4,859	(3,091)	2,061	—	3,829
Other expense (income), net	365	(6)	(596)	—	(237)

(Loss) income before income taxes	(4,380)	20,013	33,335	2,896	51,864
Provision for income taxes	(1,901)	4,108	14,202	817	17,226

Net (loss) income	$(2,479)	$15,905	$19,133	$2,079	$34,638

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$256,529	$272,925	$1,004,816	$(206,895)	$1,327,375
Cost of sales	185,359	199,254	748,616	(212,196)	921,033

Gross profit	71,170	73,671	256,200	5,301	406,342
Selling and administrative expenses	59,878	33,003	178,818	—	271,699
Other operating expense (income), net	3,359	(8,429)	45,817	—	40,747
Impairment charges	48,803	12,488	202,314	—	263,605

Operating (loss) income	(40,870)	36,609	(170,749)	5,301	(169,709)
Interest expense (income)	8,693	(12,879)	25,563	—	21,377
Other (income) expense, net	(1,904)	(11)	(1,254)	—	(3,169)

(Loss) income before income taxes	(47,659)	49,499	(195,058)	5,301	(187,917)
Provision for income taxes	(5,310)	21,537	(3,534)	1,743	14,436

Net (loss) income	$(42,349)	$27,962	$(191,524)	$3,558	$(202,353)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$301,142	$379,020	$1,023,902	$(209,972)	$1,494,092
Cost of sales	208,390	271,614	743,738	(209,237)	1,014,505

Gross profit	92,752	107,406	280,164	(735)	479,587
Selling and administrative expenses	63,307	40,988	153,035	—	257,330
Other operating expense (income), net	15,268	(8,381)	10,371	—	17,258

Operating income	14,177	74,799	116,758	(735)	204,999
Interest expense (income)	16,583	(9,171)	7,058	—	14,470
Other expense (income), net	434	(9)	(1,239)	—	(814)

(Loss) income before income taxes	(2,840)	83,979	110,939	(735)	191,343
Provision for income taxes	(1,481)	28,096	29,734	(69)	56,280

Net (loss) income	$(1,359)	$55,883	$81,205	$(666)	$135,063

Condensed Consolidating Balance Sheet
September 30, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,841	$54	$106,822	$—	$109,717
Accounts receivable, net	50,899	39,364	255,080	—	345,343
Inventories, net	29,858	50,226	176,532	(17,443)	239,173
Deferred income taxes	27,446	—	6,655	(202)	33,899
Other current assets	2,979	3,973	14,056	—	21,008

Total current assets	114,023	93,617	559,145	(17,645)	749,140

Intercompany (payable) receivable	(454,452)	465,033	(10,581)	—	—
Investments in affiliates	885,082	203,516	87,347	(1,175,916)	29
Property, plant and equipment, net	55,552	45,469	213,119	—	314,140
Goodwill	76,680	190,010	314,648	—	581,338
Other intangibles, net	8,818	45,493	267,692	—	322,003
Other assets	24,637	506	5,189	(8,128)	22,204

Total assets	$710,340	$1,043,644	$1,436,559	$(1,201,689)	$1,988,854

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$27,755	$—	$7,442	$—	$35,197
Accounts payable and accrued liabilities	25,536	68,071	223,574	(5,229)	311,952

Total current liabilities	53,291	68,071	231,016	(5,229)	347,149

Long-term intercompany (receivable) payable	(308,081)	(79,333)	387,414	—	—
Long-term debt, less current maturities	364,914	76	17,349	—	382,339
Deferred income taxes	—	25,385	57,494	(8,128)	74,751
Other liabilities	71,515	728	76,587	—	148,830

Total liabilities	181,639	14,927	769,860	(13,357)	953,069

Stockholders’ equity:
Common stock	585	—	—	—	585
Capital in excess of par value	553,748	756,971	420,041	(1,175,916)	554,844
Retained earnings	137,555	241,435	141,247	(11,525)	508,712
Accumulated other comprehensive (loss) income	(30,781)	30,311	105,411	(891)	104,050
Treasury stock, at cost	(132,406)	—	—	—	(132,406)

Total stockholders’ equity	528,701	1,028,717	666,699	(1,188,332)	1,035,785

Total liabilities and stockholders’ equity	$710,340	$1,043,644	$1,436,559	$(1,201,689)	$1,988,854

Condensed Consolidating Balance Sheet
December 31, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2,126	$807	$117,802	$—	$120,735
Accounts receivable, net	67,813	57,247	263,038	—	388,098
Inventories, net	37,641	58,493	210,203	(21,512)	284,825
Deferred income taxes	25,864	—	5,168	1,982	33,014
Other current assets	12,032	4,604	14,256	—	30,892

Total current assets	145,476	121,151	610,467	(19,530)	857,564

Intercompany (payable) receivable	(369,870)	368,024	1,846	—	—
Investments in affiliates	886,150	198,653	104,024	(1,188,798)	29
Property, plant and equipment, net	57,286	48,787	198,939	—	305,012
Goodwill	124,045	200,490	480,113	—	804,648
Other intangibles, net	6,911	45,959	293,393	—	346,263
Other assets	30,718	359	5,325	(9,793)	26,609

Total assets	$880,716	$983,423	$1,694,107	$(1,218,121)	$2,340,125

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$23,659	$42	$13,267	$—	$36,968
Accounts payable and accrued liabilities	64,147	46,296	254,401	(4,430)	360,414

Total current liabilities	87,806	46,338	267,668	(4,430)	397,382

Long-term intercompany (receivable) payable	(338,041)	(107,540)	445,581	—	—
Long-term debt, less current maturities	491,323	119	15,258	—	506,700
Deferred income taxes	—	28,639	72,372	(9,793)	91,218
Other liabilities	68,302	1,093	76,682	—	146,077

Total liabilities	309,390	(31,351)	877,561	(14,223)	1,141,377

Stockholders’ equity:
Common stock	583	—	—	—	583
Capital in excess of par value	544,575	778,472	411,422	(1,188,798)	545,671
Retained earnings	180,137	213,239	332,772	(15,083)	711,065
Accumulated other comprehensive (loss) income	(23,130)	23,063	72,352	(17)	72,268
Treasury stock, at cost	(130,839)	—	—	—	(130,839)

Total stockholders’ equity	571,326	1,014,774	816,546	(1,203,898)	1,198,748

Total liabilities and stockholders’ equity	$880,716	$983,423	$1,694,107	$(1,218,121)	$2,340,125

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used In) Operating Activities	$100,318	$(12,791)	$60,862	$—	$148,389

Cash Flows From Investing Activities
Capital expenditures	(8,369)	(4,746)	(21,691)	—	(34,806)
Disposals of property, plant and equipment	56	348	471	—	875
Other	209	(273)	(1)	—	(65)

Net cash used in investing activities	(8,104)	(4,671)	(21,221)	—	(33,996)

Cash Flows From Financing Activities
Net change in long-term intercompany receivables/payables	34,222	16,821	(51,043)	—	—
Principal payments on short-term borrowings	(1,949)	—	(24,535)	—	(26,484)
Proceeds from short-term borrowings	1	—	21,203	—	21,204
Principal payments on long-term debt	(151,366)	—	(14,081)	—	(165,447)
Proceeds from long-term debt	24,000	—	11,372	—	35,372
Proceeds from stock option exercises	1,208	—	—	—	1,208
Excess tax benefits from stock-based compensation	151	—	—	—	151
Purchase of treasury stock	(338)	—	—	—	(338)
Other	(166)	—	(759)	—	(925)

Net cash (used in) provided by financing activities	(94,237)	16,821	(57,843)	—	(135,259)

Effect of exchange rate changes on cash and cash equivalents	2,738	(112)	7,222	—	9,848

Net increase (decrease) in cash and cash equivalents	715	(753)	(10,980)	—	(11,018)
Cash and cash equivalents, beginning of year	2,126	807	117,802	—	120,735

Cash and cash equivalents, end of period	$2,841	$54	$106,822	$—	$109,717

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2008

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash Provided By Operating Activities	$74,970	$7,064	$122,443	$—	$204,477

Cash Flows From Investing Activities
Capital expenditures	(8,430)	(5,924)	(14,570)	—	(28,924)
Net cash paid in business combinations	(6,469)	—	—	—	(6,469)
Disposals of property, plant and equipment	27	516	1,081	—	1,624
Other, net	—	—	656	—	656

Net cash used in investing activities	(14,872)	(5,408)	(12,833)	—	(33,113)

Cash Flows From Financing Activities
Net change in long-term intercompany receivables/payables	(48,974)	422	48,552	—	—
Principal payments on short-term borrowings	—	—	(30,709)	—	(30,709)
Proceeds from short-term borrowings	—	—	27,480	—	27,480
Principal payments on long-term debt	(61,002)	—	(82,206)	—	(143,208)
Proceeds from long-term debt	109,500	—	21,819	—	131,319
Proceeds from stock option exercises	10,885	—	—	—	10,885
Excess tax benefits from stock-based compensation	8,221	—	271	—	8,492
Purchase of treasury stock	(81,691)	—	—	—	(81,691)
Other	(91)	—	(1,258)	—	(1,349)

Net cash (used in) provided by financing activities	(63,152)	422	(16,051)	—	(78,781)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6,390)	—	(6,390)

Net (decrease) increase in cash and cash equivalents	(3,054)	2,078	87,169	—	86,193
Cash and cash equivalents, beginning of year	10,409	(2,261)	84,774	—	92,922

Cash and cash equivalents, end of period	$7,355	$(183)	$171,943	$—	$179,115

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
     Effective January 1, 2009, the Company reorganized its five former operating divisions into two major product groups based primarily on the products and services offered to its customers: the Industrial Products Group and the Engineered Products Group. The Industrial Products Group includes the former Compressor and Blower Divisions, plus the multistage centrifugal blower operations formerly managed in the Engineered Products Division. The Engineered Products Group is comprised of the former Engineered Products (excluding the multistage centrifugal blower operations), Thomas Products and Fluid Transfer Divisions. These changes were designed to streamline operations, improve organizational efficiencies and create greater focus on customer needs. As a result of these organizational changes, the Company realigned its segment reporting structure with the newly formed product groups effective with the reporting period ended March 31, 2009. The Industrial Products Group and Engineered Products Group have each been determined to be operating segments and reportable segments in accordance with FASB ASC 280, Segment Reporting (“FASB ASC 280”).
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

     The following table provides financial information by business segment for the three and nine-month periods ended September 30, 2009 and 2008. The information for the three and nine-month periods ended September 30, 2008 has been recast to reflect the realignment discussed above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Industrial Products Group
Revenues	$258,525	$247,827	$762,679	$763,208
Operating income (loss)	7,306	18,164	(261,750)	72,524
Operating income (loss) as a percentage of revenues	2.8%	7.3%	(34.3)%	9.5%

Engineered Products Group
Revenues	$170,321	$232,483	$564,696	$730,884
Operating income	24,556	37,292	92,041	132,475
Operating income as a percentage of revenues	14.4%	16.0%	16.3%	18.1%

Reconciliation of Segment Results to Consolidated Results
Total segment operating income (loss)	$31,862	$55,456	$(169,709)	$204,999
Interest expense	7,109	3,829	21,377	14,470
Other income, net	(1,738)	(237)	(3,169)	(814)

Consolidated income (loss) before income taxes	$26,491	$51,864	$(187,917)	$191,343

     In the nine-month period ended September 30, 2009, the Company recorded impairment charges of $253.6 million to reduce the carrying amount of goodwill in the Industrial Products Group and $10.0 million primarily to reduce the carrying value of a trade name in the Industrial Products Group. See Note 5 “Goodwill and Other Intangible Assets.” Primarily as a result of these charges, the identifiable assets of the Industrial Products Group were reduced to approximately $1,130.3 million at June 30, 2009 compared to approximately $1,428.1 million at December 31, 2008. The impairment charges recorded in the nine-month period ended September 30, 2009 did not have a material effect on the identifiable assets of the Engineered Products Group.

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
     The Company has determined its reportable segments in accordance with FASB ASC 280 and evaluates the performance of its reportable segments based on, among other measures, operating income (loss), which is defined as income (loss) before interest expense, other income, net, and income taxes. Reportable segment operating income (loss) and segment operating margin (defined as segment operating income (loss) divided by segment revenues) are indicative of short-term operating performance and ongoing profitability. Management closely monitors the operating income and operating margin of each reportable segment to evaluate past performance and actions required to improve profitability. See Note 17 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q.
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
Results of Operations
Performance during the Quarter Ended September 30, 2009 Compared with the Quarter Ended September 30, 2008
Revenues
     Revenues decreased $51.5 million, or 10.7%, to $428.8 million in the three months ended September 30, 2009, compared to $480.3 million in the comparable three-month period of 2008. This decrease was attributable to lower volume in both segments ($143.0 million, or 30%, in total) and unfavorable changes in foreign currency exchange rates ($11.0 million, or 2%), partially offset by the acquisitions of CompAir and Best Aire, Inc. ($101.3 million, or 21%) and net price increases ($1.2 million).
     Revenues in the Industrial Products Group increased $10.7 million, or 4%, to $258.5 million in the third quarter of 2009, compared to $247.8 million in the third quarter of 2008. This increase reflects the effect of acquisitions ($101.3 million, or 41%) and price increases (1%), largely offset by lower volume (36%) and unfavorable changes in foreign currency exchange rates (2%). The volume decline was attributable to the global economic slowdown and was realized across most product lines and geographic regions.
     Revenues in the Engineered Products Group decreased $62.2 million, or 27%, to $170.3 million in the third quarter of 2009, compared to $232.5 million in the third quarter of 2008. This decrease reflects lower volume (24%), unfavorable changes in foreign currency exchange rates (2%) and price reductions, net of price increases (1%). The decline in volume was realized across most product lines and geographic regions.
Gross Profit
     Gross profit decreased $15.2 million, or 10%, to $135.2 million in the three months ended September 30, 2009, compared to $150.4 million in the comparable period of 2008, and as a percentage of revenues was 31.5% in 2009, compared to 31.3% in 2008. Acquisitions provided incremental gross profit of approximately $27.2 million in the third quarter of 2009. The decrease in gross profit primarily reflects the volume reductions discussed above coupled with unfavorable changes in foreign currency exchange rates, partially offset by price increases. The improvement in gross profit as a percentage of revenues was due primarily to the benefits of operational improvements and cost reductions, largely offset by unfavorable product mix and the loss of volume leverage of fixed and semi-fixed costs as production levels declined. The unfavorable product mix was related to the addition of the CompAir product lines, which currently have a lower gross margin percentage than the Company average, and declining petroleum product volume, which provide a gross margin percentage above the Company average.
Selling and Administrative Expenses
     Selling and administrative expenses increased $9.6 million to $89.9 million in the third quarter of 2009, compared to $80.3 million in the third quarter of 2008. This increase reflects the effect of acquisitions ($21.7 million), partially offset by the benefits of cost reductions, including lower compensation and benefit expenses and the effect of acquisition integration and other restructuring initiatives ($9.3 million), and the favorable effect of changes in foreign currency exchange rates ($2.8 million). As a percentage of revenues, selling and administrative expenses increased to 21.0% in the third quarter of 2009 compared to 16.7% in the third quarter of 2008 primarily as a result of the reduced leverage resulting from lower revenues.
Other Operating Expense, Net
     Other operating expense, net, was $10.8 million in the third quarter of 2009 compared to $14.6 million in the third quarter of 2008. Other operating expense, net, in the third quarter of 2009 included restructuring charges of $12.6 million and foreign currency gains of $1.6 million. Other operating expense, net, in the third quarter of 2008 included (i) losses totaling $8.8 million on mark-to-market adjustments for cash transactions and foreign currency forward contracts entered into in order to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s revolving credit facility following the completion of the CompAir acquisition, (ii) other foreign currency losses of $1.6 million, (iii) restructuring charges of $2.4 million and (iv) the write-off of deferred costs totaling $2.3 million associated with unconsummated acquisitions.
Impairment Charges
     An impairment charge of $2.5 million was recorded in the third quarter of 2009 in connection with the evaluation of goodwill and other indefinite-lived intangible assets in the Industrial Products Group as further described below under the discussion of results of operations for the nine-month period ended September 30, 2009.
Operating Income
     Operating income of $31.9 million in the third quarter of 2009 compares to $55.5 million in the third quarter of 2008. These results reflect the gross profit, selling and administrative expense, other operating expense, net, and impairment charge factors discussed above. Operating income in the third quarter of 2009 reflects the impairment charge of $2.5 million and charges totaling $13.3 million associated with profit improvement initiatives (consisting primarily of employee termination costs) and other non-recurring items. Operating income in the third quarter of 2008 reflects charges totaling $14.7 million for profit improvement initiatives, mark-to-market currency adjustments and other non-recurring items.

     The Industrial Products Group generated segment operating income and segment operating margin of $7.3 million and 2.8%, respectively, in the third quarter of 2009, compared to $18.2 million and 7.3%, respectively, in the third quarter of 2008 (see Note 17 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). This decline in year-over-year performance was due primarily to lower revenue volume and unfavorable product mix, partially offset by the benefits of operational improvements and cost reductions. Results in the third quarter of 2009 were negatively impacted by charges totaling $10.1 million in connection with impairment charges, profit improvement initiatives and other non-recurring items. Results in the third quarter of 2008 were negatively impacted by charges totaling $11.9 million in connection with profit improvement initiatives, other non-recurring items and the mark-to-market currency adjustments discussed above.
     The Engineered Products Group generated segment operating income and segment operating margin of $24.6 million and 14.4%, respectively, in the third quarter of 2009, compared to $37.3 million and 16.0%, respectively, in the same period of 2008 (see Note 17 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). This decline in year-over-year performance was due primarily to lower revenue and the resulting loss of volume leverage of fixed and semi-fixed costs as production levels declined and the unfavorable product mix discussed above, partially offset by the benefits of operational improvements and cost reductions. Results in the third quarters of 2009 and 2008 were negatively impacted by charges totaling $5.7 million and $2.8 million, respectively, in connection with profit improvement initiatives and other non-recurring items.
Interest Expense
     Interest expense of $7.1 million in the third quarter of 2009 increased $3.3 million from $3.8 million in the third quarter of 2008, due primarily to higher average borrowings in the third quarter of 2009 compared to the prior year period as a result of the CompAir acquisition. The weighted average interest rate, including the amortization of debt issuance costs, was 6.2% in the third quarter of 2009 compared to 6.1% in the third quarter of 2008.
Provision for Income Taxes
     The provision for income taxes and effective tax rate were $7.1 million and 26.7%, respectively, in the third quarter of 2009, compared to $17.2 million and 33.2%, respectively, in third quarter of 2008. The year-over-year reduction in the effective rate primarily reflects incremental taxes of approximately $2.7 million associated with cash repatriation that were recorded in the third quarter of 2008.
Net Income (Loss)
     Consolidated net income of $19.4 million and diluted earnings per share of $0.37 in the third quarter of 2009 compares with net income and diluted earnings per share of $34.6 million and $0.65, respectively, in the third quarter of 2008. The decline in net income and diluted earnings per share was the net result of the factors affecting operating income, interest expense and the provision for income taxes discussed above. In the third quarter of 2009, charges associated with profit improvement initiatives and other non-recurring items ($10.1 million, after tax) and impairment charges ($2.5 million, after tax) reduced net income and diluted earnings per share by approximately $12.6 million and $0.24, respectively. In the third quarter of 2008, mark-to-market currency adjustments ($5.9 million, after tax), charges associated with profit improvement initiatives and other non-recurring items ($3.9 million, after tax) and incremental income taxes associated with cash repatriation ($2.7 million) reduced net income and diluted earnings per share by approximately $12.5 million and $0.23, respectively.
Performance during the Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008
Revenues
     Revenues decreased $166.7 million, or 11.2%, to $1,327.4 million in the nine-month period ended September 30, 2009, compared to $1,494.1 million in the nine-month period of 2008. This decrease was attributable to lower volume in both segments ($407.0 million, or 27%, in total) coupled with unfavorable changes in foreign currency exchange rates ($71.2 million, or 5%), partially offset by the acquisitions of CompAir and Best Aire, Inc. ($288.6 million, or 19%) and net price increases ($22.9 million, or 2%).
     Revenues in the Industrial Products Group decreased $0.5 million to $762.7 million in the nine-month period of 2009, compared to $763.2 million in the nine-month period of 2008. This decrease reflects lower volume (35%) and unfavorable changes in foreign currency exchange rates (5%), partially offset by the effect of acquisitions ($288.6 million, or 38%) and price increases (2%). The volume decline was attributable to the global economic slowdown and was realized across most product lines and geographic regions.
     Revenues in the Engineered Products Group decreased $166.2 million, or 23%, to $564.7 million in the nine-month period of 2009, compared to $730.9 million in the nine-month period of 2008. This decrease reflects lower volume (20%) and unfavorable changes in foreign currency exchange rates (4%), partially offset by price increases, net of price reductions (1%). The decline in volume was realized across most product lines and geographic regions.
Gross Profit
     Gross profit decreased $73.3 million, or 15%, to $406.3 million in the nine-month period ended September 30, 2009, compared to $479.6 million in the nine-month period of 2008, and as a percentage of revenues was 30.6% in 2009, compared to 32.1% in 2008. Prior year acquisitions provided incremental gross profit of approximately $72.0 million in the nine-month period of 2009. The decrease in gross profit primarily reflects the volume reductions discussed above and unfavorable changes in foreign currency exchange rates, partially offset by price increases. The decline in gross profit as a percentage of revenues was due primarily to unfavorable product mix and the loss of volume leverage of fixed and semi-fixed costs as production levels declined, partially offset by the benefits of operational improvements and cost reductions. The unfavorable product mix was related to the addition of the CompAir product lines, which currently have a lower gross margin percentage than the Company average, and less petroleum products volume, which provide a gross margin percentage above the Company average.

Selling and Administrative Expenses
     Selling and administrative expenses increased $14.4 million to $271.7 million in the nine-month period of 2009, compared to $257.3 million in the nine-month period of 2008. This increase reflects approximately $66.1 million of incremental expense attributable to acquisitions, mostly offset by the benefits of cost reductions, including lower compensation and benefit expenses and the effect of acquisition integration and other restructuring initiatives ($34.9 million), and the favorable effect of changes in foreign currency exchange rates ($16.8 million). As a percentage of revenues, selling and administrative expenses increased to 20.5% in the nine-month period of 2009 compared to 17.2% in the nine-month period 2008 due to the reduced leverage resulting from lower revenues and the acquisition of CompAir, which had higher selling and administrative expenses as a percentage of revenues than the rest of the Company during the relevant period.
Other Operating Expense, Net
     Other operating expense, net, was $40.7 million in the nine-month period of 2009 compared to $17.3 million in the nine-month period of 2008. Other operating expense, net, in the nine-month period of 2009 consisted primarily of restructuring charges of $40.2 million. Other operating expense, net, in the nine-month period of 2008 included (i) losses totaling $8.8 million on mark-to-market adjustments for cash transactions and foreign currency forward contracts entered into in order to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s revolving credit facility following the completion of the CompAir acquisition, (ii) restructuring charges of $2.4 million, (iii) the write-off of deferred costs totaling $2.3 million associated with unconsummated acquisitions and (iv) other employee and certain retirement costs of $4.5 million.
Impairment Charges
     In the nine-month period ended September 30, 2009, the Company recorded impairment charges of $253.6 million to reduce the carrying amount of goodwill in the Industrial Products Group and $10.0 million primarily to reduce the carrying value of a trade name in the Industrial Products Group. See Note 5 “Goodwill and Other Intangible Assets” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for further discussion of these impairment charges.
Operating Income (Loss)
     The operating loss of $169.7 million in the nine-month period of 2009 compares to operating income of $205.0 million in the nine-month period of 2008. These results reflect the gross profit, selling and administrative expense, other operating expense, net, and impairment charges discussed above. The operating loss in the nine-month period of 2009 reflects the net goodwill and trade name impairment charges totaling $263.6 million and charges totaling $41.3 million associated with profit improvement initiatives and other non-recurring items. Operating income in the nine-month period of 2008 reflects charges totaling $18.6 million for profit improvement initiatives, mark-to-market currency adjustments and other non-recurring items.

     The Industrial Products Group generated a segment operating loss of $261.8 million and segment operating margin of negative 34.3% in the nine-month period of 2009 compared to segment operating income of $72.5 million and segment operating margin of 9.5% in the nine-month period of 2008 (see Note 17 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). The decline in year-over-year performance was due primarily to the net impairment charges and lower gross profit as a result of the revenue decline and unfavorable product mix discussed above. Results in the nine-month period of 2009 were negatively impacted by charges totaling $25.7 million in connection with profit improvement initiatives and other non-recurring items. Results in the nine-month period of 2008 were negatively impacted by charges totaling $13.9 million in connection with profit improvement initiatives, other non-recurring items and the mark-to-market currency adjustments discussed above. These reductions to operating income were partially offset by the benefits of operational improvements and cost reductions.
     The Engineered Products Group generated segment operating income of $92.0 million and segment operating margin of 16.3% in the nine-month period of 2009, compared to $132.5 million and 18.1%, respectively, in the same period of 2008 (see Note 17 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). The decline in segment operating income and segment operating margin was due primarily to lower revenue and the resulting loss of volume leverage of fixed and semi-fixed costs as production levels declined and the unfavorable product mix discussed above, partially offset by the benefits of operational improvements and cost reductions. Results in the nine-month periods of 2009 and 2008 were negatively impacted by charges totaling $15.6 million and $4.7 million, respectively, in connection with profit improvement initiatives and other non-recurring items.
Interest Expense
     Interest expense of $21.4 million in the nine-month period of 2009 increased $6.9 million from $14.5 million in the comparable period of 2008. This increase was attributable to higher average borrowings in 2009 as a result of the CompAir acquisition, partially offset by a lower weighted average interest rate as a result of declines in the floating-rate indices of the Company’s borrowings. The weighted average interest rate, including the amortization of debt issuance costs, declined to 5.8% in the nine-month period of 2009 compared to 7.0% in the nine-month period of 2008, due primarily to a decline in the USD LIBOR (on which, in part, the interest rate on borrowings under the Company’s 2008 Credit Agreement are based).
Provision for Income Taxes
     The provision for income taxes was $14.4 million for the nine-month period ended September 30, 2009, compared to $56.3 million for the nine-month period ended September 30, 2008. The provision in the nine-month period of 2009 includes an $8.6 million valuation allowance against deferred tax assets related to net operating losses recorded in connection with the acquisition of CompAir based on revised financial projections. The provision in the nine-month period of 2009 also reflects a benefit for the reversal of deferred tax liabilities totaling $11.6 million associated with a portion of the net goodwill and all of the trade name impairment charges recorded in the nine-month period of 2009. Deferred tax liabilities were recorded when the trade name was established and offsetting deferred tax liabilities and deferred tax assets were established for the portion of goodwill which was amortizable for tax purposes. A portion of the goodwill for which the impairment charge was taken was not amortizable for tax purposes and, accordingly, deferred tax liabilities were not recorded when that goodwill was established and a corresponding tax benefit did not arise upon impairment of that portion of goodwill. Finally, the provision in the nine-month period of 2009 includes a $3.6 million credit for the reversal of an income tax reserve and the related interest associated with the completion of a foreign tax examination. The provision in the nine-month period of 2008 includes incremental taxes of approximately $2.7 million associated with cash repatriation.
Net Income (Loss)
     The consolidated net loss of $202.4 million and diluted loss per share of $3.90 in the nine-month period of 2009 compares with net income and diluted earnings per share of $135.1 million and $2.52, respectively, recorded in the nine-month period of 2008. In the nine-month period of 2009, impairment charges and associated reversal of deferred tax liabilities ($252.0 million, after tax), write-off of deferred tax assets ($8.6 million), charges associated with profit improvement initiatives and other non-recurring items ($29.6 million, after tax), partially offset by the reversal of the income tax reserve and related interest ($3.6 million), resulted in a net reduction in net income and diluted earnings per share of approximately $286.6 million and $5.52, respectively. In the nine-month period of 2008, charges associated with profit improvement initiatives and other non-recurring items ($6.7 million, after tax), mark-to-market currency adjustments ($5.9 million, after tax), and incremental income taxes associated with cash repatriation ($2.7 million) reduced net income and diluted earnings per share by approximately $15.3 million and $0.28, respectively.
Outlook
     In general, the Company believes that demand for products in its Industrial Products Group tends to correlate with the rate of total industrial capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Capacity utilization rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product (“GDP”) around the world. During 2008, total industrial capacity utilization rates in the U.S., as published by the Federal Reserve Board, declined below 80% and continued to decline through the first half of 2009 to 68%, the lowest level reported since the data series began in 1967. Near the end of the third quarter of 2009, total industrial capacity utilization rates improved slightly to just over 70%, which the Company believes indicates a slightly more positive environment for aftermarket services for industrial equipment, but not sufficient to warrant capital investments by manufacturing companies. The rapid decline in industrial production in the U.S. and Europe has resulted in reduced levels of capacity utilization and reduced demand for capital equipment such as blowers and compressor packages, and for aftermarket services as existing equipment remains idle. Orders for products serving industrial end market segments remained weak in the nine-month period of 2009, especially in the U.S. and Europe.
     In the third quarter of 2009, orders in the Industrial Products Group increased $11.0 million, or 5%, to $242.6 million, compared to $231.6 million in the third quarter of 2008. This increase reflected the effect of acquisitions ($89.6 million, or 39%), largely offset by lower demand across most product lines and geographic regions as a result of the global economic downturn ($72.2 million, or 31%) and the unfavorable effect of changes in foreign currency exchange rates ($6.4 million, or 3%). Compared to the second quarter of 2009, orders in the third quarter of 2009 in the Industrial Products Group improved in all geographic regions, with the greatest recovery on a percentage basis occurring for OEM products and in Europe. The Company believes this quarter-over-quarter improvement was due primarily to the replenishment of customers’ inventories from unusually low levels rather than increases in end-user demand. Order backlog for the Industrial Products Group increased 4% to $211.0 million as of September 30, 2009, compared to $203.4 million as of September 30, 2008 due to the effect of acquisitions ($79.6 million, or 39%) and favorable changes in foreign currency exchange rates ($0.6 million), largely offset by reduced demand in most product lines and geographic regions ($72.6 million, or 35%). As a result of the Company’s expectation for on-going weak economic conditions, it anticipates demand for industrial products to remain relatively flat for the remainder of 2009. When demand begins to recover, the Company expects to initially see increased orders for shorter lead-time products that are more susceptible to swings in the economy, such as those that serve light industry and Class 8 trucks and OEM products for medical and environmental applications. At this point, the Company has not seen signs that demand is improving and is unsure whether it will remain stable.
     Orders in the Engineered Products Group decreased 40% to $170.2 million in the third quarter of 2009, compared to $281.4 million in the third quarter of 2008, due to lower demand ($107.2 million, or 38%) and the unfavorable effect of changes in foreign currency exchange rates ($4.0 million, or 2%). Order backlog for the Engineered Products Group declined 39% to $237.0 million at September 30, 2009, compared to $387.3 million at September 30, 2008, as a result of lower demand ($154.3 million, or 40%), partially offset by the favorable effect of changes in foreign currency exchange rates ($4.0 million, or 1%). Compared to the second quarter of 2009, orders in the Engineered Products Group improved slightly as a result of increased orders for petroleum products destined for international locations, increased demand for well servicing pumps due to reduced surplus inventory in the field and increased demand for OEM products. Orders for products in the Company’s Engineered Products Group have historically corresponded to demand for petrochemical products and been influenced by prices for oil and natural gas, and rig count, among other factors, which the Company cannot predict. Although the Company currently expects to ship several large orders for Engineered Products during the fourth quarter of 2009 as a result of a lower rig count in North America and reduced prices for natural gas, demand for petroleum products remains significantly less than the comparable period of 2008 and the Company is uncertain how long orders will remain at lower levels.
     Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.
     The deterioration of worldwide economic conditions has limited the Company’s visibility into future order trends in many of its key end markets. However, based on its expectations for an on-going weak economic climate, the Company anticipates demand for industrial products to remain relatively flat for the remainder of 2009, and remains cautious in its outlook beyond 2009. The Company estimates that it may incur additional restructuring costs of approximately $5.0 million (consisting primarily of employee termination benefits) for further consolidation of manufacturing capacity and in-process initiatives in the fourth quarter of 2009. Actual restructuring costs incurred in the fourth quarter of 2009 will depend on, among other things, the length and severity of the current economic downturn.

Liquidity and Capital Resources
Operating Working Capital
     During the nine-month period ended September 30, 2009, net working capital (defined as total current assets less total current liabilities) declined to $402.0 million from $460.2 million at December 31, 2008. Operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) declined $39.9 million to $272.6 million from $312.5 million at December 31, 2008 due to reduced accounts receivable and inventory levels, partially offset by lower accounts payable and accrued liabilities. Inventory reductions generated $55.4 million in cash flows in the nine-month period of 2009. Inventory turns declined to 4.9 times in the third quarter of 2009 compared to 5.6 times in the third quarter of 2008, due primarily to the significant decline in cost of goods sold as a result of the reduced volume leverage and the effect of the CompAir acquisition which has historically had lower turns than the Gardner Denver average. These factors were partially offset by the inventory reduction achieved through manufacturing velocity improvements realized from the completion of certain lean manufacturing initiatives. Excluding the effect of changes in foreign currency exchange rates, accounts receivable declined $54.8 million during the nine-month period of 2009 due primarily to lower revenue. Days sales in receivables increased to 74 at September 30, 2009 from 68 at December 31, 2008, due largely to the continued increase in the proportion of revenues generated outside the U.S., coupled with the effect of the CompAir acquisition, whose sales typically carry longer payment terms. The decrease in accounts payable and accrued liabilities reflected reduced production levels, a reduction in customer advance payments and cash payments under the Company’s incentive compensation plans.
Cash Flows
     Cash provided by operating activities of $148.4 million in the nine-month period of 2009 decreased $56.1 million from $204.5 million in the same period of 2008. This decline was primarily due to lower earnings (excluding non-cash charges for the impairment of intangible assets, depreciation and amortization and unrealized foreign currency transaction gains), partially offset by cash generated from operating working capital. Operating working capital generated cash of $41.9 million in the nine-month period of 2009 compared to $38.4 million in the nine-month period of 2008. Cash provided by accounts receivable of $54.8 million in the nine-month period of 2009 compares with $2.0 million in the nine-month period of 2008. In the nine-month period of 2009, collections of accounts receivable exceeded additions due to the lower sales levels. Cash provided by inventories of $55.4 million in the nine-month period of 2009 represents a $35.7 million improvement over $19.7 million in the comparable period of 2008. This improvement reflects increased manufacturing velocity realized from the completion of certain lean manufacturing initiatives and inventory reductions attributable to volume declines, partially offset by inventory increases to support large shipments scheduled in the fourth quarter by the Engineered Products Group. Cash outflows from accounts payable and accrued liabilities were $68.3 million in the nine-month period of 2009 compared to inflows of $16.8 million in the nine-month period of 2008. The year over year change primarily reflected reduced production levels, less customer advance payments in the nine-month period of 2009 than in the comparable period of 2008 and an expectation of lower payments under the Company’s incentive compensation plans for fiscal 2009 compared to 2008.

     Net cash used in investing activities of $34.0 million and $33.1 million in the nine-month periods of 2009 and 2008, respectively, consisted primarily of capital expenditures on assets intended to increase operating efficiency and flexibility, support acquisition integration initiatives and bring new products to market. Capital expenditures in 2009 included the purchase of a facility leased by a subsidiary acquired in the CompAir acquisition. The Company currently expects capital expenditures to total approximately $50 to $55 million for the full year 2009. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.
     Net cash used in financing activities of $135.3 million in the nine-month period of 2009 compares with $78.8 million used in the nine-month period of 2008. Cash provided by operating activities was used for net repayments of short-term and long-term borrowings of $135.4 million in the nine-month period of 2009 and $15.1 million in the nine-month period of 2008. Lower debt repayments in the nine-month period of 2008 were primarily attributable to the Company’s repurchase of shares of its common stock totaling $81.7 million, including shares exchanged or surrendered in connection with its stock option plans of $0.5 million, and the accumulation of cash in anticipation of the completion of the CompAir acquisition.
Share Repurchase Program
     In November 2008, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. As of September 30, 2009, no shares under this program have been repurchased.
Liquidity
     The Company’s debt-to-total capital (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 28.7% as of September 30, 2009, compared to 31.2% at December 31, 2008 and 18.8% at September 30, 2008.
     The Company’s primary cash requirements include working capital, capital expenditures, funding of employee termination and other restructuring costs, principal and interest payments on indebtedness, and potential stock repurchases. The Company’s primary sources of funds are its ongoing net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At September 30, 2009, the Company had cash and equivalents of $109.7 million, of which $3.0 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments. The Company also had $290.0 million of unused availability under its Revolving Line of Credit at September 30, 2009. Based on the Company’s financial position at September 30, 2009 and its pro-forma results of operations for the twelve months then ended, the unused availability under its Revolving Line of Credit would not have been limited by the financial ratio covenants in the 2008 Credit Agreement (as further described below).
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
     The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25%. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s Consolidated Total Debt to Consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges.
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
     The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates; make capital expenditures and incur rental obligations. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. The maximum total leverage ratio test becomes more restrictive over time. As of September 30, 2009, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.
     The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.
     The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $3.5 million, $15.6 million, $22.6 million, $38.2 million and $52.1 million in fiscal years 2009 through 2013, respectively. The Euro Term Loan requires quarterly principal payments aggregating approximately €2.4 million, €10.7 million, €15.4 million, €26.0 million and €35.5 million in fiscal years 2009 through 2013, respectively.
     The Revolving Line of Credit also matures on October 15, 2013. Loans under this facility may be denominated in USD or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement.
     The Company issued $125.0 million of 8% Senior Subordinated Notes (the “Notes”) in 2005. The Notes have a fixed annual interest rate of 8% and are guaranteed by certain of the Company’s domestic subsidiaries (the

“Guarantors”). The Company may redeem all or a part of the Notes issued under the Indenture among the Company, the Guarantors and The Bank of New York Trust Company, N.A. (the “Indenture”) at varying redemption prices, plus accrued and unpaid interest. The Company may also repurchase Notes from time to time in open market purchases or privately negotiated transactions. Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding at 101% of the principal amount thereof plus accrued and unpaid interest. The Indenture contains events of default and affirmative, negative and financial covenants customary for such financings, including, among other things, limits on incurring additional debt and restricted payments.
     Management currently expects the Company’s future cash flows from operating activities will be sufficient to fund its scheduled debt service, working capital, capital expenditures and potential stock repurchases for at least the next twelve months. The Company continues to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.
Contractual Obligations and Commitments
     The following table and accompanying disclosures summarize the Company’s significant contractual obligations at September 30, 2009 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

		Payments Due by Period
(Dollars in millions)		Balance			After
Contractual Cash Obligations	Total	of 2009	2010 — 2011	2012 — 2013	2013

Debt	$407.6	$13.2	$77.8	$312.9	$3.7
Estimated interest payments (1)	79.4	5.8	39.0	25.1	9.5
Capital leases	9.9	0.3	2.2	0.5	6.9
Operating leases	96.1	7.6	40.7	20.2	27.6
Purchase obligations (2)	159.3	130.1	29.2	—	—

Total	$752.3	$157.0	$188.9	$358.7	$47.7

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of September 30, 2009. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.
     The above table does not include the Company’s total pension and other postretirement benefit liabilities and net deferred income tax liabilities recognized on the consolidated balance sheet as of September 30, 2009 because such liabilities, due to their nature, do not represent expected liquidity needs. There have not been material changes to such liabilities or the Company’s minimum pension funding obligations other than as disclosed in Note 7 “Pension and Other Postretirement Benefits” and Note 13 “Income Taxes” in the “Notes to Condensed

Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. Also please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of September 30, 2009, the Company had $69.4 million in such instruments outstanding and had pledged $3.0 million of cash to the issuing financial institutions as collateral for such instruments.
Contingencies
     Refer to Note 15 “Contingencies” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a description of various legal proceedings, lawsuits and administrative actions.
New Accounting Standards
     Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a description of new accounting pronouncements, including the expected impact on the Company’s Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
     Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s 2008 Annual Report on Form 10-K, filed on March 2, 2009, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” See also the additional Critical Accounting Policy described below. There were no significant changes to the Company’s critical accounting polices during the quarter ended September 30, 2009.
Restructuring Charges
     The Company accounts for costs incurred in connection with the closure and consolidation of facilities and functions in accordance with FASB ASC 420; FASB ASC 712; FASB ASC 360-10-05-4, Impairment or Disposal of Long-Lived Assets; FASB ASC 805; and EITF No. 95-3 (superseded by FASB ASC 805). Such costs include employee termination benefits (one-time arrangements and benefits attributable to prior service); termination of contractual obligations; the write-down of current and long-term assets to the lower of cost or fair value; and other direct incremental costs including relocation of employees, inventory and equipment.

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
     With respect to business combinations consummated prior to January 1, 2009, liabilities for employee termination and relocation benefits and contractual obligations of the acquired company, contemplated at the acquisition date and finalized within one year of the acquisition date, are included in, and recorded as adjustments to, goodwill.
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
     The Company is exposed to certain market risks during the normal course of business arising from adverse changes in commodity prices, interest rates, and foreign currency exchange rates. The Company’s exposure to these risks is managed through a combination of operating and financing activities. The Company selectively uses derivatives, including foreign currency forward contracts and interest rate swaps, to manage the risks from fluctuations in foreign currency exchange rates and interest rates. The Company does not purchase or hold derivatives for trading or speculative purposes. Fluctuations in commodity prices, interest rates, and foreign currency exchange rates can be volatile, and the Company’s risk management activities do not totally eliminate these risks. Consequently, these fluctuations could have a significant effect on the Company’s financial results.
     Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of September 30, 2009, are summarized in Note 12 “Hedging Activities and Fair Value Measurements” in the “Notes to Condensed Consolidated Financial Statements” included in the Quarterly Report on Form 10-Q.

Commodity Price Risk
     The Company is a purchaser of certain commodities, principally aluminum. In addition, the Company is a purchaser of components and parts containing various commodities, including cast iron, aluminum, copper, and steel. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. The Company does not use commodity derivatives to hedge commodity prices.
     The Company has long-term contracts with some of its suppliers of key components. However, to the extent that commodity prices increase and the Company does not have firm pricing from its suppliers, or its suppliers are not able to honor such prices, then the Company may experience margin declines to the extent it is not able to increase selling prices of its products.
Interest Rate Risk
     The Company’s exposure to interest rate risk results primarily from its borrowings of $417.5 million at September 30, 2009. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. The interest rates on approximately 64% of the Company’s borrowings were effectively fixed as of September 30, 2009. If the relevant LIBOR-based interest rates for all of the Company’s borrowings had been 100 basis points higher than actual in the nine-month period of 2009, the Company’s interest expense would have increased by $2.0 million.
Exchange Rate Risk
     A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the U.S. in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Other than the USD, the EUR, GBP, and CNY are the principal currencies in which the Company and its subsidiaries transact.
     The Company is exposed to the impacts of changes in foreign currency exchange rates on the translation of its non-U.S. subsidiaries’ net assets and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD. Of the Company’s total net assets of $1,035.8 million at September 30, 2009, approximately $666.7 million was denominated in currencies other than the USD. Borrowings by the Company’s non-U.S. subsidiaries at September 30, 2009 totaled $24.8 million, and the Company’s consolidated borrowings denominated in currencies other than the USD totaled $156.5 million. Fluctuations due to changes in foreign currency exchange rates in the value of non-USD borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.

     The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At September 30, 2009, the notional amount of open forward currency contracts was $135.9 million and their aggregate fair value was an asset of $1.9 million.
     To illustrate the impact of foreign currency exchange rates on the Company’s financial results, the Company’s operating income (excluding the effect of impairment charges) for the nine-month period of 2009 would have decreased by approximately $3.2 million if the USD had been 10 percent more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.

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
     In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions is included under Note 15 “Contingencies” to the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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
     In the nine-month period ended September 30, 2009, the Company recorded impairment charges of $253.6 million to reduce the carrying amount of goodwill in the Industrial Products Group and a $10.0 million impairment charge primarily to reduce the carrying value of a trade name in the Industrial Products Group. After these charges, the net carrying value of goodwill and other intangible assets represented approximately $903.3 million, or 45.4%, of the Company’s total assets.
     The Company completed its annual goodwill impairment test and concluded that the carrying value of goodwill as of June 30, 2009 was not impaired. The Company also assessed whether there were any further indicators of impairment or triggering events that had occurred during the third quarter of 2009 which may require the performance of an interim impairment test. This assessment did not identify any such indicators or events. If goodwill or other assets are further impaired based on a future impairment test, the Company could be required to record additional non-cash impairment charges to its operating income.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the three months ended September 30, 2009 are listed in the following table.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share (2)	or Programs (3)	Programs (3)
July 1, 2009 — July 31, 2009	—	n/a	—	3,000,000
August 1, 2009 — August 31, 2009	—	n/a	—	3,000,000
September 1, 2009 — September 30, 2009	1,546	34.49	—	3,000,000

Total	1,546	34.49	—	3,000,000

(1)	All of these shares were exchanged or surrendered in connection with the exercise of options under Gardner Denver’s stock option plans.

(2)	Excludes commissions.

(3)	In November 2008, the Board of Directors authorized the Company to acquire up to 3.0 million shares of its common stock. As of September 30, 2009, no shares under this repurchase program have been repurchased.
Item 6. Exhibits
     See the list of exhibits in the Index to Exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC. (Registrant)
Date: November 6, 2009	By:	/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

Date: November 6, 2009	By:	/s/ Helen W. Cornell
Helen W. Cornell
Executive Vice President, Finance and Chief Financial Officer

Date: November 6, 2009	By:	/s/ David J. Antoniuk
David J. Antoniuk
Vice President and Corporate Controller (Principal Accounting Officer)

GARDNER DENVER, INC.
INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 3, 2006, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Gardner Denver, Inc., filed as Exhibit 3.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 4, 2008, and incorporated herein by reference.

4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 21, 2005, and incorporated herein by reference.

4.2	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 29, 2009, between Gardner Denver, Inc. and Wells Fargo Bank, National Association as Rights Agent, filed as Exhibit 4.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 29, 2009, and incorporated herein by reference.

4.3	Form of Indenture by and among Gardner Denver, Inc., the Guarantors and The Bank of New York Trust Company, N.A., as trustee, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 4, 2005, and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.