Form 10-K
period 2009-12-31
GARDNER DENVER INC
filed 2010-02-26
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on June 30, 2009 was approximately $1,298.5 million.

Common stock outstanding at January 29, 2010: 52,201,907 shares.

Documents Incorporated by Reference

Portions of Gardner Denver, Inc. Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Statements Regarding Forward-Looking Statements

All of the statements in this Annual Report on Form 10-K, other than historical facts, are forward-looking statements, including, without limitation, the statements made in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly under the caption “Outlook.” As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations, and beliefs relating to matters that are not historical in nature. The words “could,” “anticipate,” “aim,” “preliminary,” “expect,” “believe,” “estimate,” “intend,” “intent,” “plan,” “will,” “foresee,” “project,” “forecast,” or the negative thereof or variations thereon, and similar expressions identify forward-looking statements.

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

These risks, uncertainties and other factors include, but are not limited to: (1) the Company’s exposure to the risks associated with weak global economic growth, which may negatively impact its revenues, liquidity, suppliers and customers; (2) exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s industrial products; (3) the risks associated with intense competition in the Company’s market segments, particularly the pricing of the Company’s products; (4) the risks that the Company will not realize the expected financial and other benefits from the acquisition of CompAir Holdings Limited (“CompAir”) and restructuring actions; (5) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers; (6) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. Dollar (“USD”), the euro (“EUR”), the British pound sterling (“GBP”) and the Chinese yuan (“CNY”)); (7) the risk of non-compliance with U.S. and foreign laws and regulations applicable to the Company’s international operations; (8) the risks associated with the potential loss of key customers for petroleum products and the potential resulting negative impact on the Company’s profitability and cash flows; (9) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (10) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of the Company’s total assets, are impaired; (11) the ability to attract and retain quality executive management and other key personnel; (12) risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (13) the ability to continue to identify and complete strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; (14) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets; (15) the risks associated with environmental compliance costs and liabilities; (16) the risk that communication or information systems failure may disrupt the Company’s business and result in financial loss and liability to its customers; (17) the risks associated with pending asbestos and silica personal injury lawsuits; (18) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; and (20) the ability to avoid employee work stoppages and other labor difficulties. The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

Service marks, trademarks and tradenames and related designs or logotypes owned by Gardner Denver or its subsidiaries are shown in italics.

Executive Overview

Gardner Denver designs, manufactures and markets engineered industrial machinery and related parts and services. The Company believes it is one of the world’s leading manufacturers of highly engineered compressors and vacuum products for industrial applications. Stationary air compressors are used to pressurize gas, including air, in excess of 50 pounds per square inch gauge (“PSIG”) and are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers and liquid ring pumps compress gas, including air, up to 50 PSIG and are often used in vacuum applications. Blowers are used primarily in pneumatic conveying, wastewater aeration and engineered vacuum systems. Liquid ring pumps are often sold as part of an engineered package and are used in process applications such as power generation, chemical processing and oil and gas refining. The Company also supplies pumps and compressors for original equipment manufacturer (“OEM”) applications such as medical equipment, vapor recovery, printing, packaging and laboratory equipment.

Additionally, the Company designs, manufactures, markets, and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. The Company also manufactures loading arms, swivel joints, couplers and valves used to load and unload ships, tank trucks and rail cars. The Company believes that it is one of the world’s leading manufacturers of reciprocating pumps used in oil and natural gas well drilling, servicing and production, and in loading arms used in the transfer of petrochemical products.

Effective January 1, 2009, the Company combined its divisional operations into two new major product groups: the Industrial Products Group and the Engineered Products Group. Nearly 50% of the Industrial Products Group revenue is generated through distribution, approximately 30% is sold directly to the end customer and the balance is for OEM products. By comparison, nearly 60% of Engineered Products Group revenue is sold directly to the end user, approximately 30% is used in OEM products and the balance is sold through distribution.

For the year ended December 31, 2009, the Company’s revenues were approximately $1.8 billion, of which 58% were derived from sales of Industrial Products while 42% were from sales of Engineered Products. Approximately 32% of the Company’s total revenues for the year ended December 31, 2009 were derived from sales in the United States and approximately 68% were from sales to customers in various countries outside the United States. Of the total non-U.S. sales, 57% were to Europe, 24% to Asia, 4% to Canada, 5% to South America and 10% to other regions. See Note 20 “Segment Information” in the “Notes to Consolidated Financial Statements.”

Significant Accomplishments in 2009

The strategic goals of the Company are to grow revenues faster than the industry average, and to grow net income and net cash provided by operating activities faster than revenues. To accomplish these goals, the Company has acquired products and operations that serve global markets, and has focused on integrating these acquisitions to remove excess costs and generate cash. The Company has pursued organic growth through new product development and investment in new technologies and employee development. The Company believes operational excellence and internal process improvements will help the Company achieve its goals, with a focus on its three key stakeholders: customers, stockholders and employees. The Company intends to focus on the needs of its customers to strengthen these key relationships and empower employees to respond to customers’ needs in innovative and effective ways.

Specifically, in 2009 the Company:

•	Continued to implement cost reduction and restructuring programs to mitigate the significant decline in global demand and eliminate excess capacity that resulted from operational improvements that were completed over the previous two years. Through these efforts, the Company reduced its global workforce by approximately 25% and closed seven manufacturing or assembly sites and transferred their activities into existing locations. The closure of another facility is expected during the first quarter of 2010. Costs recognized in 2009 as a result of these profit improvement initiatives totaled approximately $46 million and the benefits from these and previous years’ initiatives are expected to total approximately $70 million annually by 2011.

•	Completed the integration of the October 2008 acquisition of CompAir, a global provider of complementary compressor products. The acquisition broadened the Company’s geographic presence, diversified its end markets served and provided opportunities to reduce operating costs and achieve sales and marketing efficiencies. The integration included the closure of manufacturing and sales locations, reduction of personnel, implementation of new enterprise-wide business systems, rationalization of product lines and introduction of complementary products into each business unit’s channels of distribution.

•	Generated more than $211 million in net cash from operating activities compared to $278 million in 2008. Primarily as a result of volume reductions and investments in lean initiatives, the Company generated more than $67 million in cash from inventory reductions in 2009 and improved inventory turnover to 5.4 times.

•	Used net cash provided by operating activities to repay approximately $188 million of debt, invested $42.8 million in capital projects and, for the first time since becoming an independent company again in 1994, paid a cash dividend of $2.6 million ($0.05 per share).

•	Developed new products that incorporate key features and benefits for the Company’s customers or allow participation in new markets. The new product introductions included environmentally friendly products such as a fire-safe loading arm swivel joint that prevents seepage of hazardous or flammable products; a liquid ring vacuum pump retrofit that reduces water consumption and disposal requirements; and a new line of small liquid ring vacuum pumps and compressors for chemical, food and general industrial applications that reduce power consumption and water usage in some applications by as much as 40% and 50%, respectively. The Company also developed new products to enhance the safety and efficiency of customers’ operations, such as a high-speed bulk milk collection and data capturing system; a remote refueling system for diesel engines used to drive well servicing pumps; and an energy-efficient portable turbo screw compressor used in mining and air drilling, that recovers approximately 5% of engine power expended in exhaust heat to improve operating performance in an environmentally friendly way. New product introductions to penetrate new markets included a new well servicing pump for high flow applications such as cementing and acidizing on offshore skids and high efficiency side channel blowers for fuel cell applications.

•	Increased aftermarket revenues as a percentage of total revenues to approximately 29% in 2009 from 26% in 2008.

•	In January 2009, Ross J. Centanni, Chairman Emeritus of the Board of Directors retired. Mr. Centanni had served as the Company’s President and Chief Executive Office (“CEO”) from 1994, when Gardner Denver became an independent, publicly traded company, until January 2008, when Barry L. Pennypacker joined the Company as President and CEO. From January 2008 until May 2008, Mr. Centanni served as the Executive Chairman of the Company’s Board of Directors, at which time he was named Chairman Emeritus of the Board of Directors. In June 2009, Mike Arnold joined the Company’s Board of Directors. Mr. Arnold is the Executive Vice President and President of the Bearings and Power Transmission Group at The Timken Company, a publicly held manufacturer of innovative friction management and power transmission products and services.

Future Initiatives

Management believes that long-term growth in profitability and creation of stockholder value requires focused diversification of the Company’s end markets served, geographic footprint and customer base, and operational excellence to improve operating margins and accelerate net cash provided by operating activities. Recognizing that the Company is subject to certain economic cycles, the intent of its strategies is to help mitigate the impact of any down cycle. The pursuit of operational excellence will help ensure that the Company is effectively using previous investments in assets to fund future growth initiatives.

Since becoming an independent company in 1994, the Company has actively pursued diversification and has formulated key strategies and action plans to achieve this vision. The Company’s strategic initiatives are aimed at providing a consistent source for growth in the future, as they have in the past. Therefore, the Company intends to:

•	Accelerate organic growth by concentrating on end market segments and geographic regions that are growing at above average rates and by penetrating the market to gain share. By accelerating organic growth, the Company should reduce the impact of economic down cycles and participate in faster growing regions of the world, such as Asia Pacific.

•	Develop innovative products based on the voice of the customer to differentiate the Company’s products from those of its competitors, gain market share, enhance margins and build proprietary components into products to assist in growing aftermarket revenues.

•	Expand aftermarket parts and service revenues. Typically, sales of aftermarket parts and services generate above average margins and demand for these products tends to be less cyclical than that of new units.

•	Pursue selective acquisitions, in particular those that provide access to faster growing end market segments, such as medical and environmental applications, or serve to otherwise diversify revenues while providing synergies to generate an appropriate return on the Company’s investment.

•	Reduce costs and eliminate waste through operational excellence in order to increase margins and return on invested capital.

Management believes the continued execution of the Company’s strategies will help reduce the variability of its financial results in the short term, while providing above-average opportunities for growth and return on investment.

History

The Company’s business of manufacturing industrial and petroleum equipment began in 1859 when Robert W. Gardner redesigned the fly-ball governor to provide speed control for steam engines. By 1900, the then Gardner Company had expanded its product line to include steam pumps and vertical high-speed air compressors. In 1927, the Gardner Company merged with Denver Rock Drill, a manufacturer of equipment for oil wells and mining and construction, and became the Gardner-Denver Company. In 1979, the Gardner-Denver Company was acquired by Cooper Industries, Inc. (“Cooper”, and predecessor to Cameron International Corporation) and operated as 10 unincorporated divisions. Two of these divisions, the Gardner-Denver Air Compressor Division and the Petroleum Equipment Division, were combined in 1985 to form the Gardner-Denver Industrial Machinery Division (the “Division”). The OPI pump product line was purchased in 1985 and added to the Division. In 1987, Cooper acquired the Sutorbilt and DuroFlow blower product lines and the Joy® industrial compressor product line, which were also consolidated into the Division. Effective December 31, 1993, the assets and liabilities of the Division were transferred by Cooper to the Company, which had been formed as a wholly owned subsidiary of Cooper. On April 15, 1994, the Company was spun-off as an independent company to the stockholders of Cooper.

Gardner Denver has completed 22 acquisitions since becoming an independent company in 1994. The following table summarizes transactions completed since January 2004.

Date of Acquisition	Acquired Entity	Approximate Transaction Value (USD millions)

January 2004	Syltone plc	$113
September 2004	nash_elmo Holdings, LLC	225
June 2005	Bottarini S.p.A.	10
July 2005	Thomas Industries Inc.	484
January 2006	Todo Group	16
August 2008	Best Aire, Inc.	6
October 2008	CompAir Holdings Limited	379

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

In September 2004, the Company acquired nash_elmo Holdings, LLC (“Nash Elmo”). Nash Elmo was a global manufacturer of industrial vacuum pumps and was primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses’ products were complementary to the Company’s existing product portfolio. The Company’s liquid ring pump operations are part of its Engineered Products Group and side channel blowers are managed in the Industrial Products Group.

In June 2005, the Company acquired Bottarini S.p.A. (“Bottarini”), a packager of industrial air compressors located near Milan, Italy. Bottarini’s products were complementary to the Company’s Industrial Products Group product portfolio.

In July 2005, the Company acquired Thomas Industries Inc. (“Thomas”), previously a public company traded on the New York Stock Exchange. Thomas was a leading supplier of pumps, compressors and blowers for OEM applications such as medical equipment, vapor recovery, automotive and transportation applications, printing, packaging and laboratory equipment. Thomas designs, manufactures, markets, sells and services these products through worldwide operations. Thomas’ vacuum and pump operations are managed in the Engineered Products Group and its blower operations are managed in the Industrial Products Group.

In January 2006, the Company completed the acquisition of the Todo Group (“Todo”). Todo, with assembly operations in Sweden, had one of the most extensive offerings of dry-break couplers in the industry. TODO-MATIC self-sealing couplings are used by many of the world’s largest oil, chemical and gas companies to safely and efficiently transfer their products. The Todo acquisition extended the Company’s product line of Emco Wheaton couplers, added as part of the Syltone acquisition in 2004, and strengthened the distribution of the Company’s products throughout the world. Both of the Company’s operating groups contain operations from this acquisition.

In August 2008, the Company completed the acquisition of Best Aire, Inc. (“Best Aire”), a U.S. distributor of compressed air and gas products, serving the Ohio market through its headquarters in Millbury, Ohio, with additional distribution operations in Kalamazoo, Michigan and Indianapolis, Indiana.

In October 2008, the Company completed the acquisition of CompAir, a leading global manufacturer of compressed air and gas solutions headquartered in Redditch, United Kingdom (“U.K.”). CompAir manufactures an extensive range of products, including oil- injected and oil-free stationary rotary screw compressors, reciprocating compressors, portable rotary screw compressors and rotary vane compressors. These products are used in, among other things, oil and gas exploration, mining and construction, power plants, general industrial applications, OEM applications such as snow-making and mass transit, compressed natural gas, industrial gases and breathing air, and in naval, marine and defense market segments. This acquisition was complementary to the Company’s Industrial Products Group product portfolio.

Markets and Products

A description of the particular products manufactured and sold by Gardner Denver in its two reportable segments as of December 31, 2009 is set forth below. For financial information over the past three years on the Company’s performance by reportable segment and the Company’s international sales, refer to Note 20 “Segment Information” in the “Notes to Consolidated Financial Statements.”

Industrial Products Group Segment

In the Industrial Products Group, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air and gas compressors; positive displacement, centrifugal and side channel blowers; and vacuum pumps, primarily serving manufacturing, transportation and general industry and selected OEM and engineered system applications. The Company also designs, manufactures, markets and services complementary ancillary products. Industrial Products Group sales for the year ended December 31, 2009 were approximately $1.0 billion.

Compressors are used to increase the pressure of gas, including air, by mechanically decreasing its volume. The Company’s reciprocating compressors range from fractional to 1,500 horsepower and are sold under the Gardner Denver, Champion, Bottarini, CompAir, Mako, Reavell and Belliss & Morcom trademarks. The Company’s lubricated rotary screw compressors range from 5 to 680 horsepower and are sold under the Gardner Denver, Bottarini, Electra-Screw, Electra-Saver, Electra-Saver II, Enduro, RotorChamp, Tamrotor, CompAir and Tempest trademarks. The Company’s oil-free rotary screw compressors range from 5 to 150 horsepower and are sold under the Gardner Denver, CompAir and Dryclon trademarks. The Company’s oil-free centrifugal compressors range from 200 to 400 horsepower and are sold under the Quantima trademark. The Company also has a full range of portable compressors that are sold under the CompAir and Bottarini trademarks.

Blowers are used to produce a high volume of air at low pressure or vacuum. The Company’s positive displacement blowers range from 0 to 36 PSIG discharge pressure and 0 to 29.9 inches of mercury (in Hg) vacuum and capacity range of 0 to 17,000 cubic feet per minute (CFM) and are sold under the trademarks Sutorbilt, DuroFlow, CycloBlower, HeliFlow, TriFlow, Drum, Wittig and Elmo Rietschle. The Company’s multistage centrifugal blowers are sold under the trademarks Gardner Denver, Lamson and Hoffman and range from 0.5 to 25 PSIG discharge pressure and 0 to 18 inches Hg vacuum and capacity range of 100 to 40,000 CFM. The Company’s side channel blowers range from 0 to 15 PSIG discharge pressure and 20 inches Hg vacuum and capacity range of 0 to 1,500 CFM and are sold under the Elmo Rietschle and TurboTron trademarks. The Company’s sliding vane compressors and vacuum pumps range from 0 to 150 PSIG discharge pressure and 29.9 inches Hg vacuum and capacity range of 0 to 3,000 CFM and are sold under the Gardner Denver, Hydrovane, Elmo Rietschle, Drum and Wittig trademarks. The Company’s engineered vacuum systems are used in industrial cleaning, hospitals, dental offices, general industrial applications and the chemical industry and are sold under the Gardner Denver, Invincible, and Elmo Rietschle trademarks. The Company’s engineered systems range from 0 to 32 PSIG discharge pressure and 29.9 inches Hg vacuum and capacity range of 50 to 3,000 CFM and are sold under the Elmo Rietschle trademark.

Almost all manufacturing plants and industrial facilities, as well as many service industries, use compressor and vacuum products. The largest customers for the Company’s compressor and vacuum products are durable and non-durable goods manufacturers; process industries (petroleum, primary metals, pharmaceutical, food and paper); OEMs; manufacturers of printing equipment, pneumatic conveying equipment, and dry and liquid bulk transports; wastewater treatment facilities; and automotive service centers and niche applications such as PET bottle blowing, breathing air equipment and compressed natural gas. Manufacturers of machinery and related equipment use stationary compressors for automated systems, controls, materials handling and special machinery requirements. The petroleum, primary metals, pharmaceutical, food and paper industries require compressed air and vacuum for processing, instrumentation, packaging and pneumatic conveying. The Company’s blowers are instrumental to local utilities for aeration in treating industrial and municipal waste. Blowers are also used in service industries, for example, residential carpet cleaning to vacuum moisture from carpets during the shampooing and cleaning process. Positive displacement blowers and vacuum pumps are used on trucks to vacuum leaves and debris from street sewers and to unload liquid and dry bulk materials such as cement, grain and plastic pellets. Additionally, blowers are used in packaging technologies, medical applications, printing and paper processing and numerous chemical processing applications.

The Industrial Products Group operates production facilities around the world including seven plants in the U.S., four in Germany, four in the U.K., three in China, and one each in Italy and Finland. The most significant facilities include owned properties in Quincy, Illinois; Sedalia, Missouri; Peachtree City, Georgia; Princeton, Illinois; Bradford and Redditch, U.K.; Bad Neustadt and Schopfheim, Germany; and leased properties in Tampere, Finland; Simmern, Germany; Ipswich, U.K., and Qingpu and Shanghai, China.

The Company has six vehicle-fitting facilities in six countries within Europe. These fitting facilities offer customized vehicle installations of systems, which include compressors, blowers, exhausters, generators, hydraulics, power take-off units, gear boxes, axles, pumps and oil and fuel systems. Typical uses for such systems include the discharge of product from road tankers, tire removal, transfer of power from gear boxes to ancillary power units and provision of power for electrical and compressed air operated tools. Each facility can offer onsite repair and maintenance or support the customer in the field through their own service engineers and a network of service agents. In addition, the Company has two service and remanufacturing centers in the U.S. that can perform installation, repair and maintenance work on certain of the Company’s products and similar equipment.

Engineered Products Group Segment

The Company’s Engineered Products Group segment designs, manufactures, markets and services a diverse group of pumps, compressors, liquid ring vacuum pumps, water jetting and loading arm systems and related aftermarket parts. These products are used in well drilling, well servicing and production of oil and natural gas; industrial, commercial and transportation applications; and in industrial cleaning and maintenance. This segment also designs, manufactures, markets and services other engineered products and components and equipment for the chemical, petroleum and food industries. Engineered Products Group sales for the year ended December 31, 2009 were approximately $755 million.

Positive displacement reciprocating pumps are marketed under the Gardner Denver and OPI trademarks. Typical applications of Gardner Denver pumps in oil and natural gas production include oil transfer, water flooding, salt-water disposal, pipeline testing, ammine pumping for gas processing, re-pressurizing, enhanced oil recovery, hydraulic power and other liquid transfer applications. The Company’s production pumps range from 25 to 300 horsepower horizontally designed pumps. The Company believes it markets one of the most complete product lines of well servicing pumps. Well servicing operations include general workover service, completions (bringing wells into production after drilling), and plugging and abandonment of wells. The Company’s well servicing products consist of high-pressure plunger pumps ranging from 165 to 400 horsepower. Gardner Denver also manufactures intermittent duty triplex and quintuplex plunger pumps ranging from 250 to 3,000 horsepower for well cementing and stimulation, including reservoir fracturing or acidizing. Duplex pumps, ranging from 16 to 100 horsepower, are produced for shallow drilling, which includes water well drilling, seismic drilling and mineral exploration. Triplex mud pumps for oil and natural gas drilling rigs range from 275 to 2,000 horsepower.

Liquid ring vacuum pumps, compressors and engineered systems, sold under the Nash trademark, are used in many different applications including gas removal, distillation, reacting, drying, lifting and handling, filters, priming and vapor recovery. These applications are found principally in the pulp and paper, industrial manufacturing, petrochemical, power, mining and oil and gas industries. Nash products range in capacity from approximately 10 CFM to over 20,000 CFM. These products are sold primarily through direct sales channels and agents. Gardner Denver owns five Nash service centers in North America and one each in Brazil, Germany, China and Australia. The Oberdorfer line of fractional horsepower specialty bronze and high alloy pumps for the general industrial and marine markets was acquired as part of the Thomas acquisition. A small portion of Gardner Denver pumps are sold for use in industrial applications.

Through its Thomas operating division, the Company has a strong presence in medical markets and environmental markets such as sewage aeration and vapor recovery through the design of custom pumps for OEMs. Vacuum pumps are sold under the Welch trademark. Other major markets for this division include the printing, packaging and laboratory markets.

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

The Engineered Products Group operates twenty-one production facilities (including two remanufacturing facilities) around the world including twelve in the U.S., three in Germany, two in China and one each in the U.K., Sweden, Brazil and Canada. The most significant facilities include owned properties in Tulsa, Oklahoma; Quincy, Illinois; Syracuse, New York; Kirchhain and Memmingen, Germany; Boshan and Wuxi, China; Margate, U.K.; and Toreboda, Sweden, and leased properties in Houston, Texas; Monroe, Louisiana; Elizabeth, Pennsylvania; Nuremberg, Germany; and Oakville, Ontario.

Customers and Customer Service

Gardner Denver sells its products through independent distributors and sales representatives, and directly to OEMs, engineering firms and end-users. The Company has been able to establish strong customer relationships with numerous key OEMs and exclusive supply arrangements with many of its distributors. The Company uses a direct sales force to serve OEM and engineering firm accounts because these customers typically require higher levels of technical assistance, more coordinated shipment scheduling and more complex product service than customers of the Company’s less specialized products. As a significant portion of its products are marketed through independent distribution, the Company is committed to developing and supporting its distribution network of over 1,000 distributors and representatives. The Company has distribution centers that stock parts, accessories and small compressor and vacuum products in order to provide adequate and timely availability. The Company also leases sales office and warehouse space in various locations. Gardner Denver provides its distributors with sales and product literature, technical assistance and training programs, advertising and sales promotions, order-entry and tracking systems and an annual restocking program. Furthermore, the Company participates in major trade shows and has a direct marketing department to generate sales leads and support the distributors’ sales personnel. The Company does not have any customers that individually provide more than 3% of its consolidated revenue, and the loss of any individual customer would not materially affect its consolidated revenues. However, revenue is derived from certain key customers for the Company’s petroleum products and the loss or reduction of any significant contracts with any of these customers could result in a material decrease in the Company’s future profitability and cash flows. Fluctuations in revenue are primarily driven by specific industry and market changes.

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

The primary OEM accounts for Thomas products are handled directly from the manufacturing locations. Smaller accounts and replacement business are handled through a network of distributors. Outside of the U.S. and Germany, the Company’s subsidiaries are responsible for sales and service of Thomas products in the countries or regions they serve.

Competition

Competition in the Company’s markets is generally robust and is based on product quality, performance, price and availability. The relative importance of each of these factors varies depending on the specific type of product and application. Given the potential for equipment failures to cause expensive operational disruption, the Company’s customers generally view quality and reliability as critical factors in their equipment purchasing decision. The required frequency of maintenance is highly variable based on the type of equipment and application.

Although there are a few large manufacturers of compressor and vacuum products, the marketplace for these products remains highly fragmented due to the wide variety of product technologies, applications and selling channels. Gardner Denver’s principal competitors in sales of standard configurations of compressor and vacuum products which are included in the Industrial Products Group include Ingersoll-Rand, Sullair (owned by United Technologies Corporation), Atlas Copco, Quincy Compressor (in the process of being acquired by Atlas Copco), Roots, Busch, Becker, SiHi and GHH RAND (owned by Ingersoll-Rand). Manufacturers located in China and Taiwan are also becoming more significant competitors as the products produced in these regions improve in quality and reliability.

The market for engineered products such as those included in the Engineered Products Group is highly fragmented, although there are a few multinational manufacturers with broad product offerings that are significant. Because Gardner Denver is focused on pumps used in oil and natural gas production and well servicing and well drilling, it does not typically compete directly with the major full-line pump manufacturers. The Company’s principal competitors in sales of petroleum pump products include National Oilwell Varco and SPM Flow Control, Inc. (owned by The Weir Group PLC). The Company’s principal competitors in sales of water jetting systems include NLB Corp. and Hammelmann Maschinenfabrik GmbH (both owned by Interpump Group SpA), Jetstream (a division of Federal Signal) and WOMA Apparatebau GmbH. The Company’s principal competitors in sales of other engineered products and equipment are SiHi, OPW Engineered Systems, Civacon (owned by Dover Corporation), FMC Technologies, Schwelm Verladetechnik GmbH (SVT) and Gast (a division of IDEX).

Research and Development

The Company’s products are best characterized as mature, with evolutionary technological advances. Technological trends in the Company’s products include development of oil-free and oil-less air compressors, increased product efficiency, reduction of noise levels, size and weight reduction for mobile applications, increased service-free life, and advanced control systems to upgrade the flexibility and precision of regulating pressure and capacity. The Company has also developed and introduced new technologies such as security and remote monitoring systems for transportation markets that are based on the latest wireless RFID (radio frequency identification) and data-transfer technologies.

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

During the years ended December 31, 2009, 2008, and 2007, the Company spent approximately $36.0 million, $38.7 million, and $37.3 million, respectively, on research activities relating to the development of new products and the improvement of existing products. All such expenditures were funded by the Company.

Manufacturing

In general, the Company’s manufacturing processes involve the precision machining of castings, forgings and bar stock material which are assembled into finished components. These components are sold as finished products or packaged with purchased components into complete systems. Gardner Denver operates forty manufacturing facilities (including remanufacturing facilities) that utilize a broad variety of processes. At the Company’s manufacturing locations, it maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures, and uses extensive process automation in its manufacturing operations. The Company’s manufacturing facilities extensively employ the use of computer aided numerical control tools, and manufacturing techniques that concentrate the equipment necessary to produce similar products or components in one area of the plant (cell manufacturing). One operator using cell manufacturing can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing lead times and the amount of work-in-process and finished product inventories.

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

In the aggregate, patents and trademarks are of considerable importance to the manufacture and marketing of many of Gardner Denver’s products. However, the Company does not consider any single patent or trademark, or group of patents or trademarks, to be material to its business as a whole, except for the Gardner Denver trademark. Other important trademarks the Company uses include, among others, Aeon, Belliss & Morcom, Bottarini, Champion, CompAir, CycloBlower, Drum, DuroFlow, Elmo Rietschle, Emco Wheaton, Hoffman, Hydrovane, Lamson, Legend, Mako, Nash, Oberdorfer, OPI, Quantima, Reavell, Sutorbilt, Tamrotor, Thomas, Todo, Webster, Welch and Wittig.

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

Employees

As of January 2010, the Company had approximately 6,500 full-time employees. The Company believes that its current relations with employees are satisfactory.

Executive Officers of the Registrant

The following sets forth certain information with respect to Gardner Denver’s executive officers as of February 24, 2009. These officers serve at the discretion of the Board of Directors.

Name	Position	Age

Barry L. Pennypacker	President and Chief Executive Officer	49
Helen W. Cornell	Executive Vice President, Finance and Chief Financial Officer	51
J. Dennis Shull	Executive Vice President, Gardner Denver, Inc. and President, Industrial Products Group	61
T. Duane Morgan	Vice President, Gardner Denver, Inc. and President, Engineered Products Group	60
Brent A. Walters	Vice President, General Counsel, Chief Compliance Officer and Secretary	45
Armando L. Castorena	Vice President, Human Resources	47
Bob D. Elkins	Vice President, Chief Information Officer	61

Barry L. Pennypacker, age 49, was appointed President and Chief Executive Officer of Gardner Denver in January 2008 and as a member of the Board of Directors in February 2008. He joined Gardner Denver from Westinghouse Air Brake Technologies Corporation in Wilmerding, PA, a provider of technology-based equipment and services for the worldwide rail industry, where he held a series of Vice President positions with increasing responsibility from 1999 to 2008, most recently as Vice President, Group Executive. Prior to that, he was Director, Worldwide Operations for the Stanley Fastening Systems, an operating unit of Stanley Works, from 1997 to 1999. Mr. Pennypacker also served in a number of senior management positions of increasing responsibility with Danaher Corporation from 1992 to 1997. He holds a B.S. in operations management from Penn State University and an M.B.A. in operations research from St. Joseph’s University.

Helen W. Cornell, age 51, was promoted to Executive Vice President, Finance and Chief Financial Officer of Gardner Denver in November 2007. She served as Vice President, Finance and Chief Financial Officer from August 2004 until her promotion. She previously served as Vice President and General Manager, Fluid Transfer Division and Operations Support of Gardner Denver from March 2004 until August 2004; Vice President, Strategic Planning and Operations Support of Gardner Denver from August 2001 until March 2004; and Vice President, Compressor Operations for the Compressor and Pump Division of Gardner Denver from April 2000 until August 2001. From November 1993 until accepting her operations role, Ms. Cornell held positions of increasing responsibility as the Corporate Secretary and Treasurer of the Company, serving in the role of Vice President, Corporate Secretary and Treasurer from April 1996 until April 2000. She holds a B.S. in accounting from the University of Kentucky and an M.B.A. from Vanderbilt University. She is a Certified Public Accountant and a Certified Management Accountant.

J. Dennis Shull, age 61, was promoted to Executive Vice President, Gardner Denver and President, Industrial Products Group in January 2009. He served as Executive Vice President and General Manager, Gardner Denver Compressor Division from January 2007 through January 2009 and as Vice President and General Manager, Gardner Denver Compressor Division from January 2002 until January 2007. He previously served the Company as Vice President and General Manager, Gardner Denver Compressor and Pump Division from its organization in August 1997 to January 2002. Prior to August 1997, he served as Vice President, Sales and Marketing of Gardner Denver from 1993 until 1997 and Director of Marketing of Gardner Denver from 1990 until 1993. Mr. Shull has a B.S. in business from Northeast Missouri State University and an M.A. in business from Webster University.

T. Duane Morgan, age 60, was promoted to Vice President, Gardner Denver and President, Engineered Products Group in January 2009. He joined the Company as Vice President and General Manager of the Gardner Denver Fluid Transfer Division in December 2005. Prior to joining Gardner Denver, Mr. Morgan served as President of Process Valves for Cooper Cameron Valves, a division of Cameron International Corporation in Houston, TX, a publicly traded provider of flow equipment products, systems and services to worldwide oil, gas and process industries, Vice President and General Manager, Aftermarket Services, from 2003 to 2005, and President of Orbit Valve, a division of Cooper Cameron Valves, from 1998 to 2002. From 1985 to 1998, he served in various capacities in plant and sales management for Cooper Oil Tool Division, Cooper Industries. Before joining Cooper, he held various positions in finance, marketing and sales with Joy Manufacturing Company and B.F. Goodrich Company. Mr. Morgan holds a B.S. in mathematics from McNeese State University and an M.B.A. from Louisiana State University. Mr. Morgan is a member of the Board of Directors of the Petroleum Equipment Suppliers Association and a former member of the Board of Directors of the Valve Manufacturers Association.

Brent A. Walters, age 45, was appointed Vice President, General Counsel and Chief Compliance Officer of Gardner Denver in August 2009, and appointed Secretary of The Company in February 2010. He joined the Company from Caterpillar Inc., a publicly traded manufacturer of construction machinery and equipment, where he held a series of positions with increasing responsibility from 1996 to 2009, most recently as Senior Corporate Counsel. Prior to joining Caterpillar in 1996, Mr. Walters was an associate attorney with Hinshaw & Culbertson from 1991 to 1996 and a financial auditor with KPMG LLP and PricewaterhouseCoopers LLP prior to attending law school. Mr. Walters has a B.S. in accounting from Bradley University and J.D. from Southern Illinois University School of Law. He is a Certified Public Accountant.

Armando Castorena, age 47, was appointed Vice President, Human Resources of Gardner Denver in September 2008. He joined the Company from Honeywell International, Inc., a publicly held diversified technology and manufacturing company, where he held a series of positions with increasing responsibility from 2000 to 2008, most recently as Vice President of Human Resources for Honeywell’s Aerospace Defense and Space SBU. Prior to joining Honeywell in 2000, Mr. Castorena also served in a number of human resources management positions of increasing responsibility at TRW Systems and Information Technology Group from 1996 to 2000 and Lockheed Martin’s Sandia National Laboratories from 1990 to 1995. He has a B.S. in business administration and an M.B.A. from the University of Texas at El Paso. Mr. Castorena is a certified Senior Professional in Human Resources (SPHR) by the Society of Human Resources Management and a Certified Compensation Professional (CCP) from World at Work.

Bob D. Elkins, age 61, was promoted to Vice President, Chief Information Officer of Gardner Denver in November 2007. He joined Gardner Denver in January 2004, as Director of Information Technology and served in that position until his promotion in 2005 to Vice President, Information Technology. Mr. Elkins has over 20 years experience in Information Technology leadership positions. Prior to joining Gardner Denver, he served as Senior Project Manager for SBI and Company from September 2003 to December 2003, Vice President, Industry Solutions for Novoforum from July 2000 to September 2002, Director of Information Technology for Halliburton Energy Services from May 1994 to July 2000, and Associate Partner at Accenture (formerly Andersen Consulting) from January 1981 to May 1994. Mr. Elkins has a B.S. in economics and an M.B.A. in computer science from Texas A&M University.

Compliance Certifications

The Company has included at Exhibits 31.1 and 31.2 of this Form 10-K for the fiscal year ending December 31, 2009 certificates of the Company’s Chief Executive Officer and Chief Financial Officer certifying the quality of the Company’s public disclosure. The Company’s Chief Executive Officer has also submitted to the New York Stock Exchange (NYSE) a document certifying, without qualification, that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

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

We have exposure to the risks associated with weak global economic growth, which may negatively impact our revenues, liquidity, suppliers and customers.

As a result of the adverse economic conditions in the United States, Europe and Asia, we have experienced decreased demand for our products, which in turn has had a negative effect on our revenues and net income. Additionally, diminished credit availability may prohibit our customers and suppliers from obtaining financing for their operations, which could result in (i) disruption to our supply deliveries or our inability to obtain raw materials at favorable pricing, (ii) a decrease in orders of our products or the cancellations thereof, and (iii) our customers’ inability to pay for our products. Furthermore, the volatility in security prices may adversely affect the value of the assets in our pension plans, which may, in turn, result in increased future funding requirements and pension cost. We are unable to predict the severity or the duration of the weak economic conditions in the United States, Europe and Asia. However, a prolonged period of economic decline could have a material adverse effect on our results of operations and financial condition and exacerbate the other risk factors described below.

We operate in cyclical markets, which may make our revenues and operating results fluctuate.

Demand for certain of our petroleum products is primarily tied to the number of working and available drilling rigs and oil and natural gas prices. The energy market, in particular, is cyclical in nature as the worldwide demand for oil and natural gas fluctuates. When worldwide demand for these commodities is depressed, the demand for our products used in drilling and recovery applications is reduced.

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

We actively compete with many companies producing the same or similar products. Depending on the particular product and application, we experience competition based on a number of factors, including price, quality, performance and availability. We compete against many companies, including divisions of larger companies with greater financial resources than we possess. As a result, these competitors may be better able to withstand a change in conditions within the markets in which we compete and throughout the economy as a whole. In addition, new competitors could enter our markets. If we cannot compete successfully, our sales and operating results could be materially and adversely affected.

We may not fully realize the expected financial benefits from the acquisition of CompAir and from our restructuring actions.

On October 20, 2008, we completed our acquisition of CompAir. Achieving the expected benefits of this acquisition will require us to increase the revenues of CompAir and realize certain anticipated synergies from the integration. If the integration of CompAir and completion of our other restructuring actions are not as effective as we anticipate, then we may fail to realize the expected synergies and growth opportunities or achieve the cost savings and revenue growth we anticipated from these actions.

Large or rapid increases in the costs of raw materials or substantial decreases in their availability and our dependence on particular suppliers of raw materials could materially and adversely affect our operating results.

Our primary raw materials, directly and indirectly, are cast iron, aluminum and steel. We also purchase a large number of motors and, therefore, also have exposure to changes in the price of copper, which is a primary component of motors. Although we have a limited number of long-term contracts with key suppliers and are seeking to enter into additional long-term contracts, we do not have long-term contracts with most of our suppliers. Consequently, we are vulnerable to fluctuations in prices of such raw materials. Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of raw materials. We use single sources of supply for certain iron castings, motors and other select engineered components. From time to time in recent years, we have experienced a disruption to our supply deliveries and may experience further supply disruptions, particularly during the current global economic downturn should one or more suppliers become insolvent. Any such disruption could have a material adverse effect on our ability to timely meet our commitments to customers and, therefore, our operating results.

More than half of our sales and operations are in non-U.S. jurisdictions and is subject to the economic, political, regulatory and other risks of international operations.

For the fiscal year ended December 31, 2009, approximately 68% of our revenues were from customers in countries outside of the United States. We have manufacturing facilities in Germany, the U.K., China, Finland, Italy, Brazil, Sweden and Canada. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Non-U.S. operations and U.S. export sales could be adversely affected as a result of:

•	nationalization of private enterprises;

•	political or economic instability in certain countries, especially during the current weak global economic climate;

•	differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights;

•	credit risks;

•	currency fluctuations, in particular, changes in currency exchange rates between the USD, the EUR, the GBP and the CNY;

•	exchange controls;

•	changes in tariff restrictions;

•	royalty and tax increases;

•	potential problems obtaining supply of raw materials;

•	shipping products during times of crisis or war; and

•	other factors inherent in foreign operations.

The risk of non-compliance with U.S. and foreign laws and regulations applicable to our international operations could have a significant impact on our results of operations, financial condition or strategic objectives.

Our global operations subject us to regulation by U.S. federal and state laws and multiple foreign laws, regulations and policies, which could result in conflicting legal requirements. These laws and regulations are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. These laws and regulations include import and export control, environmental, health and safety regulations, data privacy requirements, international labor laws and work councils and anti-corruption and bribery laws such as the U.S. Foreign Corrupt Practices Act, the U.N. Convention Against Bribery and local laws prohibiting corrupt payments to government officials. We are subject to the risk that we, our employees, our affiliated entities, contractors, agents or their respective officers, directors, employees and agents may take action determined to be in violation of any of these laws, particularly as we expand our operations through organic growth and acquisitions. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

Our operating results could be adversely affected by a reduction of business with key customers for petroleum products.

Although we have no customers that individually represent 3% or more of our total annual sales, we derive revenue from certain key customers for our petroleum products and the loss or reduction of any significant contracts with any of these customers could result in a material decrease of our future profitability and cash flows. In addition, lost sales may be difficult to replace due to the relative concentration of the customer base in this market segment.

The nature of our products creates the possibility of significant product liability and warranty claims, which could harm our business.

Customers use some of our products in potentially hazardous applications that can cause injury or loss of life and damage to property, equipment or the environment. In addition, our products are integral to the production process for some end-users and any failure of our products could result in a suspension of operations. Although we maintain strict quality controls and procedures, we cannot be certain that our products will be completely free from defects. We maintain amounts and types of insurance coverage that we believe are currently adequate and consistent with normal industry practice for a company of our relative size. However, we cannot guarantee that insurance will be available or adequate to cover all liabilities incurred. We also may not be able to maintain insurance in the future at levels we believe are necessary and at rates we consider reasonable. We may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where our equipment and services have been or are being used.

A significant portion of our assets consists of goodwill and other intangible assets, the value of which may be reduced if we determine that those assets are impaired.

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identifiable intangible assets acquired. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Impairment assessment under GAAP requires that we consider, among other factors, differences between the current book value and estimated fair value of our net assets, and comparison of the estimated fair value of our net assets to our current market capitalization. As of December 31, 2009, the net carrying value of goodwill and other intangible assets represented approximately $892 million, or 46% of our total assets. In 2009, we recorded impairment charges totaling $252.5 million to reduce the carrying amount of goodwill in the Industrial Products Group and a $9.9 million impairment charge primarily to reduce the carrying value of a trade name in the Industrial Products Group.

Subsequent to the impairment discussed above, we completed our 2009 annual goodwill impairment test and concluded that the carrying value of goodwill as of June 30, 2009 was not further impaired. We also assessed whether there were any further indicators of impairment or triggering events that had occurred during the third and fourth quarters of 2009 that may require the performance of an interim impairment test. This assessment did not identify any indicators or events. If goodwill or other assets are further impaired based on a future impairment test, we could be required to record additional non-cash impairment charges to our operating income. Such non-cash impairment charges, if significant, could materially and adversely affect our results of operations in the period recognized, reduce our consolidated stockholders’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to public debt and equity markets.

Our success depends on our executive management and other key personnel.

Our future success depends to a significant degree on the skills, experience and efforts of our executive management and other key personnel. The loss of the services of any of our executive officers could have an adverse impact. The availability of highly qualified talent is limited and the competition for talent is robust. However, we provide long-term equity incentives and certain other benefits for our executive officers, including change in control agreements, which provide incentives for them to make a long-term commitment to our company. Our future success will also depend on our ability to attract and retain qualified personnel and a failure to attract and retain new qualified personnel could have an adverse effect on our operations.

Our indebtedness could adversely affect our financial flexibility.

We had debt of $365 million at December 31, 2009, and our indebtedness could have an adverse future effect on our business. For example:

•	we may have a limited ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, restructuring costs, execution of our growth strategy, or other purposes;

•	a portion of our cash flow will be used to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, selective acquisitions, payment of cash dividends and other purposes;

•	we may be more vulnerable to adverse changes in general economic, industry and competitive conditions;

•	the various covenants contained in our credit agreement, the indenture covering the senior subordinated notes, and the documents governing our other existing indebtedness may place us at a relative competitive disadvantage as compared to some of our competitors; and

•	borrowings under the credit agreement bear interest at floating rates, which could result in higher interest expense in the event of an increase in interest rates.

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

Even if we can complete future acquisitions, we face significant challenges in consolidating functions and effectively integrating procedures, personnel, product lines, and operations in a timely and efficient manner. The integration process can be complex and time consuming, may be disruptive to our existing and acquired businesses, and may cause an interruption of, or a loss of momentum in, those businesses. Even if we can successfully complete the integration of acquired businesses into our operations, any anticipated cost savings, synergies, or revenue enhancements may not be realized within the expected time frame, or at all.

We face risks associated with our pension and other postretirement benefit obligations.

We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2009, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $110.6 million (“unfunded status”). Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.

We have invested the plan assets of our funded benefit plans in various equity and debt securities. A deterioration in the value of plan assets could cause the unfunded status of these benefit plans to increase, thereby increasing our obligation to make additional contributions to these plans. An obligation to make contributions to our benefit plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on our operations, financial condition and liquidity.

Environmental-compliance costs and liabilities could adversely affect our financial condition.

Our operations and properties are subject to increasingly stringent domestic and foreign laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges, waste management and workplace safety. Under such laws and regulations, we can be subject to substantial fines and sanctions for violations and be required to install costly pollution control equipment or effect operational changes to limit pollution emissions or decrease the likelihood of accidental hazardous substance releases. We must conform our operations and properties to these laws and regulations.

We use and generate hazardous substances and wastes in our manufacturing operations. In addition, many of our current and former properties are, or have been, used for industrial purposes. We have been identified as a potentially responsible party with respect to several sites designated for cleanup under federal “Superfund” or similar state laws. An accrued liability on our balance sheet reflects costs that are probable and estimable for our projected financial obligations relating to these matters. If we have underestimated our remaining financial obligations, we may face greater exposure that could have an adverse effect on our financial condition, results of operations or liquidity. Stringent fines and penalties may be imposed for non-compliance with regulatory requirements relating to environmental matters, and many environmental laws impose joint and several liability for remediation for cleanup of certain waste sites and for related natural resource damages.

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

Climate change is receiving ever increasing attention worldwide. Certain scientists, legislators and others attribute global warning to increased levels of greenhouse gases, including carbon dioxide, which has led to legislative and regulatory efforts in some jurisdictions to limit greenhouse gas emissions. Based on existing regulations and international accords in the jurisdictions in which we conduct business, the costs associated with compliance with such regulations are not material to our financial condition, results of operations or liquidity. Because we are uncertain what laws, regulations and accords may be enacted in the future, we cannot predict the potential impact of any such future laws on our future financial condition, results of operations and liquidity, and there can be no assurance that future laws, regulations and accords will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Communication or information systems failure may disrupt our business and result in financial loss and liability to our customers.

Our business is highly dependent on financial, accounting and other data-processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If any of these systems do not function properly, we could suffer financial loss, business disruption, liability to our customers, regulatory intervention or damage to our reputation. If our systems are unable to accommodate an increasing volume of transactions, our ability to grow could be limited. Although we have back-up systems in place, we cannot be certain that any systems failure or interruption, whether caused by fire, other natural disaster, power or telecommunications failure, acts of terrorism or war or otherwise will not occur, or that back-up procedures and capabilities in the event of any failure or interruption will be adequate.

We are a defendant in certain asbestos and silica personal injury lawsuits, which could adversely affect our financial condition.

We have been named as a defendant in a number of asbestos and silica personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources, and typically we are one of approximately 25 or more named defendants. In our experience to date, the substantial majority of the plaintiffs have not suffered an injury for which we bear responsibility.

We believe that the pending lawsuits are not likely to, in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, could cause a different outcome. Accordingly, the resolution of pending or future lawsuits may have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

As of January 2010, we have approximately 6,500 full-time employees. A significant number of our employees, including a large portion of the employees outside of the U.S., are represented by works councils and labor unions. Although we do not anticipate future work stoppages by our union employees, there can be no assurance that work stoppages will not occur. Although we believe that our relations with employees are satisfactory and have not experienced any material work stoppages, we may not be successful in negotiating new collective bargaining agreements. Additionally, future negotiations with our union employees may (i) result in significant increases in our cost of labor, (ii) divert management’s attention away from operating our business or (iii) breakdown and result in the disruption of our operations. In addition, proposed legislation, known as The Employee Free Choice Act, could make it significantly easier for union organizing efforts in the U.S. to be successful and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we and such union are unable to agree to the terms of a collective bargaining agreement. The occurrence of any of the preceding conditions could impair our ability to manufacture our products and result in increased costs and/or decreased operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

See Item 1 “Business” for information on Gardner Denver’s manufacturing, distribution and service facilities and sales offices. Generally, the Company’s plants are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in 2010. The Company leases sales office and warehouse space in numerous locations worldwide.

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

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information regarding the quarterly market price ranges is included in Note 22 “Quarterly Financial and Other Supplemental Information (Unaudited)” in the “Notes to Consolidated Financial Statements” and is hereby incorporated by reference. There were approximately 6,000 stockholders of record as of December 31, 2009.

On November 16, 2009, the Company’s Board of Directors adopted a dividend policy pursuant to which the Company intends to pay quarterly cash dividends on its common stock, and also declared its first quarterly dividend of $0.05 per common share, paid on December 10, 2009, to stockholders of record as of November 23, 2009. The Company intends to continue paying quarterly dividends, but can make no assurance that such dividends will be paid in the future since payment is dependent upon, among other factors, the Company’s future earnings, cash flows, capital requirements, debt covenants, general financial condition and general business conditions. The cash flow generated by the Company is currently used for debt service, acquisitions, capital accumulation, payment of cash dividends and reinvestment. The Company also may use a portion of its cash flow to repurchase some of its outstanding common stock.

In November 2008, the Company’s Board of Directors authorized a share-repurchase program to acquire up to 3,000,000 shares of the Company’s outstanding common stock. All common stock acquired will be held as treasury stock and will be available for general corporate purposes. At December 31, 2009, all 3,000,000 shares remained available for purchase under the program. This program will remain in effect until all the authorized shares are repurchased, unless modified by the Board of Directors. Repurchases of equity securities during the fourth quarter of 2009 are listed in the following table.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased	(or Units) That May
	Total Number		As Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share(2)	or Programs	Programs

October 1, 2009 - October 31, 2009	—	n/a	—	3,000,000
November 1, 2009 - November 30, 2009	13,246	$39.96	—	3,000,000
December 1, 2009 - December 31, 2009	—	n/a	—	3,000,000

Total	13,246	$39.96	—	3,000,000

(1)	All of these shares were exchanged or surrendered in connection with the exercise of options under Gardner Denver’s stock option plans.

(2)	Excludes commissions.

Stock Performance Graph

The following table compares the cumulative total stockholder return for the Company’s common stock on an annual basis from December 31, 2004 through December 31, 2009 to the cumulative returns for the same periods of the: (a) Standard & Poor’s 500 Stock Index; (b) Standard & Poor’s 600 Index for Industrial Machinery, a pre-established industry index believed by the Company to have a peer group relationship with the Company; and (c) Standard & Poor’s SmallCap 600, an industry index which includes the Company’s common stock. The graph assumes that $100 was invested in Gardner Denver, Inc. common stock and in each of the other indices on December 31, 2004 and that all dividends were reinvested when received. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Years Ended December 31
(Dollars in thousands except per share amounts)	2009	2008(1)	2007	2006(2)	2005(3)(4)

Revenues	$1,778,145	2,018,332	1,868,844	1,669,176	1,214,552
Net (loss) income attributable to Gardner Denver(6)	(165,185)	165,981	205,104	132,908	66,951
Basic (loss) earnings per share attributable to Gardner Denver common stockholders(5)(6)	(3.18)	3.16	3.85	2.54	1.40
Diluted (loss) earnings per share attributable to Gardner Denver common stockholders(5)(6)	(3.18)	3.12	3.80	2.49	1.37
Long-term debt (excluding current maturities)	330,935	506,700	263,987	383,459	542,641
Total assets	$1,939,048	2,340,125	1,905,607	1,750,231	1,715,060
Cash dividends declared per common share	$0.05	—	—	—	—

(1)	The Company acquired the assets of Best Aire in August 2008 and the outstanding shares of CompAir in October 2008.

(2)	The Company acquired the outstanding shares of Todo in January 2006.

(3)	The Company acquired the outstanding shares of Bottarini and Thomas in June 2005 and July 2005, respectively.

(4)	In fiscal 2006, the Company began to recognize expense related to the fair value of the Company’s stock-based compensation awards. Had such expense been recognized for 2005, results would have been as follows: net income — $64.9 million; diluted earnings per share — $1.33.

(5)	Per share amounts in all years reflect the effect of a two-for-one stock split (in the form of a 100% stock dividend) that was completed on June 1, 2006.

(6)	Net income and diluted earnings per share in 2009 reflect goodwill and other indefinite-lived intangible asset impairment charges totaling $250.8 million, or $4.81 per share, restructuring charges totaling $33.2 million, or $0.63 per share, and discrete income tax items totaling $5.6 million, or $0.11 per share. Results in 2008 reflect restructuring charges totaling $7.8 million, or $0.15 per share, certain mark-to-market adjustments totaling $7.0 million, or $0.13 per share, and discrete income tax items totaling $2.7 million, or $0.05 per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

To supplement Gardner Denver’s financial information presented in accordance with GAAP, management uses additional measures to clarify and enhance understanding of past performance and prospects for the future. These measures may exclude, for example, the impact of unique and infrequent items or items outside of management’s control (e.g. foreign currency exchange rates).

The Company has determined its reportable segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Segment Reporting. The Company evaluates the performance of its reportable segments based on operating income, which is defined as income before interest expense, other income, net, and income taxes. Reportable segment operating income and segment operating margin (defined as segment operating income divided by segment revenues) are indicative of short-term operational performance and ongoing profitability. Management closely monitors the operating income and operating margin of each business segment to evaluate past performance and identify actions required to improve profitability.

Management’s Discussion and Analysis

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto that appear in this Annual Report on Form 10-K.

Effective January 1, 2009, the Company reorganized its five former operating divisions into two major product groups based primarily on its customers served and the products and services offered: the Industrial Products Group and the Engineered Products Group. The Industrial Products Group includes the former Compressor and Blower Divisions, plus the multistage centrifugal blower operations formerly managed in the Engineered Products Division. The Engineered Products Group is comprised of the former Engineered Products (excluding the multistage centrifugal blower operations), Thomas Products and Fluid Transfer Divisions. These changes were designed to streamline operations, improve organizational efficiencies and create greater focus on customer needs. As a result of these organizational changes, the Company realigned its segment reporting structure with the newly formed product groups effective with the quarterly reporting period ended March 31, 2009. The Industrial Products Group and Engineered Products Group constitute the Company’s two reportable segments. All segment financial information presented in this Management’s Discussion and Analysis for 2009 and prior years reflect this realignment.

Overview and Description of Business

The Company designs, manufactures and markets engineered industrial machinery and related parts and services. The Company believes it is one of the world’s leading manufacturers of highly engineered stationary air compressors and blowers for industrial applications. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration and engineered vacuum systems. The Company also supplies pumps and compressors for OEM applications such as medical equipment, vapor recovery, printing, packaging and laboratory equipment. In addition, the Company designs, manufactures, markets, and services a diverse group of pumps, water jetting systems and related aftermarket parts used in well drilling, well servicing and production of oil and natural gas; industrial, commercial and transportation applications; and in industrial cleaning and maintenance. The Company also manufactures loading arms, swivel joints, couplers and valves used to load and unload ships, tank trucks and rail cars. The Company believes that it is one of the world’s leading manufacturers of reciprocating pumps used in oil and natural gas well drilling, servicing and production and in loading arms for the transfer of petrochemical products.

Since becoming an independent company in 1994, Gardner Denver has completed 22 acquisitions, growing its revenues from approximately $176 million in 1994 to approximately $1.8 billion in 2009. Of the 22 acquisitions, the four largest, namely CompAir, Thomas, Nash Elmo and Syltone, were completed since January 1, 2004.

In January 2004, the Company acquired Syltone, previously a publicly traded company listed on the London Stock Exchange. Syltone, previously headquartered in Bradford, U.K., was one of the world’s largest manufacturers of equipment used for loading and unloading liquid and dry bulk products on commercial transportation vehicles. This equipment includes compressors, blowers and other ancillary products that are complementary to the Company’s product lines. Syltone was also one of the world’s largest manufacturers of fluid transfer equipment (including loading arms, swivel joints, couplers and valves) used to load and unload ships, tank trucks and rail cars. This acquisition strengthened the Company’s position, particularly in Europe, as the leading global provider of bulk handling solutions for the commercial transportation industry. The acquisition also expanded the Company’s product lines to include loading arms.

In September 2004, the Company acquired Nash Elmo. Nash Elmo, previously headquartered in Trumbull, Connecticut, was a global manufacturer of industrial vacuum pumps and is primarily split between two businesses, liquid ring pumps and side channel blowers. Both businesses’ products were complementary to the Company’s existing product portfolio. Nash Elmo’s largest markets are in Europe, Asia and North America.

In July 2005, the Company acquired Thomas, previously a New York Stock Exchange listed company traded under the ticker symbol “TII.” Thomas, previously headquartered in Louisville, Kentucky, was a leading supplier of products for medical and environmental markets, including sewage aeration and vapor recovery. Products include pumps, compressors and blowers for OEM applications such as medical equipment, vapor recovery, automotive and transportation applications, printing, packaging and laboratory equipment. Thomas designs, manufactures, markets, sells and services these products through worldwide operations. This acquisition was primarily complementary to the Company’s Engineered Products Group product portfolio.

In October 2008, the Company completed the acquisition of CompAir, a leading global manufacturer of compressed air and gas solutions formerly headquartered in Redditch, U.K. CompAir manufactures an extensive range of products, including oil-injected and oil-free stationary rotary screw compressors, reciprocating compressors, portable rotary screw compressors and rotary vane compressors. These products are used in, among other areas, oil and gas exploration, mining and construction, power plants, general industrial applications, OEM applications such as snow-making and mass transit, compressed natural gas, industrial gases and breathing air, and in naval, marine and defense market segments. This acquisition was complementary to the Company’s Industrial Products Group product portfolio. The results of CompAir are included in the Company’s financial statements from the date of acquisition.

In the Industrial Products Group, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air compressors; and positive displacement, centrifugal and side channel blowers; primarily serving general industrial and OEM applications. This segment also designs, manufactures, markets and services complementary ancillary products. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. The markets served are primarily in Europe, the U.S. and Asia. Revenues in the Industrial Products Group constituted 58% of total revenues in 2009.

In the Engineered Products Group, the Company designs, manufactures, markets and services a diverse group of products for industrial, commercial and OEM applications, engineered systems and general industry. Products include pumps, liquid ring pumps, single-piece piston reciprocating, diaphragm vacuum pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. Liquid ring pumps are used in many different applications such as water removal, distilling, reacting, flare gas recovery, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, petrochemical and power industries. This segment also designs, manufactures, markets and services other fluid transfer components and equipment for the chemical, petroleum and food industries. The markets served are primarily in the U.S., Europe, Canada and Asia. Revenues in the Engineered Products Group constituted 42% of total revenues in 2009

The Company sells its products through independent distributors and sales representatives, and directly to OEMs, engineering firms, packagers and end users.

The following table sets forth percentage relationships to revenues of line items included in the statements of operations for the years presented.

	2009	2008	2007

Revenues	100.0	100.0	100.0
Cost of sales	69.0	68.4	66.8

Gross profit	31.0	31.6	33.2
Selling and administrative expenses	20.0	17.3	17.5
Other operating expense, net	2.6	1.4	—
Impairment charges	14.8	—	—

Operating (loss) income	(6.4)	12.9	15.7
Interest expense	1.6	1.3	1.4
Other income, net	(0.2)	—	(0.1)

(Loss) income before income taxes	(7.8)	11.6	14.4
Provision for income taxes	1.4	3.3	3.4

Net (loss) income	(9.2)	8.3	11.0
Net income attributable to noncontrolling interests	0.1	0.1	—

Net (loss) income attributable to Gardner Denver	(9.3)	8.2	11.0

Year Ended December 31, 2009, Compared with Year Ended December 31, 2008

Revenues

Revenues declined $240.2 million, or 12%, to $1,778.1 million in 2009, compared to $2,018.3 million in 2008. This decrease was attributable to lower volume in both segments ($523.2 million, or 26%, in total) and unfavorable changes in foreign currency exchange rates ($40.4 million, or 2%), partially offset by the effect of the acquisitions of CompAir and Best Aire ($299.8 million, or 15%) and net price increases ($23.6 million, or 1%). International revenues were 68% of total revenues in 2009 compared to 63% in 2008.

Revenues in the Industrial Products Group declined $35.2 million, or 3%, to $1,022.9 million, compared to $1,058.1 million in 2008. This decrease reflects lower volume (31%) and unfavorable changes in foreign currency exchange rates (2%), partially offset by the effect of acquisitions ($299.8 million, or 28%) and price increases (2%). The volume decline was attributable to most of this segment’s product lines and geographic regions.

Revenues in the Engineered Products Group declined $204.9 million, or 21%, to $755.3 million, compared to $960.2 million in 2008. This decrease reflects lower volume (20%) and unfavorable changes in foreign currency exchange rates (2%), partially offset by price increases, net of price reductions (1%). The volume decline was broad-based across most product lines and geographic regions.

Gross Profit

Gross profit decreased $87.7 million, or 14%, to $550.6 million in 2009, compared to $638.3 million in 2008, and as a percentage of revenues was 31.0% in 2009, compared to 31.6% in 2008. Acquisitions in 2008 provided incremental gross profit of approximately $75.4 million in 2009. The decrease in gross profit primarily reflects the volume reductions discussed above and unfavorable changes in foreign currency exchange rates, partially offset by price increases. The decline in gross profit as a percentage of revenues was due primarily to the loss of volume leverage of fixed and semi-fixed costs as production levels declined and unfavorable product mix, partially offset by the benefits of operational improvements and cost reductions. The change in product mix was related to the addition of the CompAir product lines, which currently have a lower gross margin percentage than the Company average, and a smaller proportion of revenue from petroleum products, which provide a gross margin percentage above the Company average.

Selling and Administrative Expenses

Selling and administrative expenses increased $7.6 million to $356.2 million in 2009, compared to $348.6 million in 2008. This increase reflects approximately $71.1 million of incremental expense attributable to 2008 acquisitions, mostly offset by the benefits of cost reductions, including lower compensation and benefit expenses and the effect of acquisition integration and other restructuring initiatives ($52.7 million), and the favorable effect of changes in foreign currency exchange rates ($10.8 million). As a percentage of revenues, selling and administrative expenses increased to 20.0% in 2009 compared to 17.3% in 2008 due to the reduced leverage resulting from lower revenues and the acquisition of CompAir, which had higher selling and administrative expenses as a percentage of revenues than the rest of the Company during the relevant period.

Other Operating Expense, Net

Other operating expense, net, consisted primarily of realized and unrealized foreign currency gains and losses, employee termination benefits, other restructuring costs, certain employee retirement costs and costs associated with unconsummated acquisitions. Other operating expense, net, was $45.7 million in 2009 and consisted primarily of restructuring charges of $46.1 million. Other operating expense, net, was $30.0 million in 2008 and included (i) losses totaling $10.4 million on mark-to-market adjustments for cash transactions and foreign currency forward contracts entered into in order to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s revolving credit facility following the completion of the CompAir acquisition, (ii) restructuring charges of $11.1 million, (iii) the write-off of deferred costs totaling $1.6 million associated with unconsummated acquisitions and (iv) other employee and certain retirement costs of $5.0 million. See Note 19 “Supplemental Information” in the “Notes to Consolidated Financial Statements.”

Impairment Charges

In 2009, the Company recorded impairment charges of $252.5 million to reduce the carrying amount of goodwill in the Industrial Products Group and $9.9 million primarily to reduce the carrying value of a trade name in the Industrial Products Group. See Note 8 “Goodwill and Other Intangible Assets” in the “Notes to Consolidated Financial Statements.”

Operating (Loss) Income

An operating loss of $113.7 million in 2009 compares to operating income of $259.7 million in 2008. These results reflect the gross profit, selling and administrative expense, other operating expense, net, and impairment charges discussed above. The operating loss in 2009 reflects the net goodwill and trade name impairment charges totaling $262.4 million and charges totaling $47.3 million primarily associated with profit improvement initiatives. Operating income in 2008 was negatively impacted by charges totaling $28.6 million associated with the restructuring and other profit improvement initiatives, losses on mark-to-market adjustments for cash transactions and foreign currency forward contracts, and write-off of deferred acquisition costs described above. The operating results of acquisitions completed in 2008 (primarily CompAir), including the effect of certain costs discussed above, reduced 2008 operating income by approximately $15.5 million.

The Industrial Products Group generated a segment operating loss of $239.4 million and segment operating margin of negative 23.4% in 2009 compared to segment operating income of $72.9 million and segment operating margin of 6.9% in 2008 (see Note 20 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating (loss) income to consolidated (loss) income before income taxes). The decline in year-over-year performance was due primarily to the impairment charges and lower gross profit as a result of the revenue decline and unfavorable product mix discussed above. Results in 2009 were negatively impacted by charges totaling $25.6 million in connection with profit improvement initiatives and other items. Results in 2008 were negatively impacted by charges totaling $22.2 million in connection with profit improvement initiatives, the mark-to-market currency adjustments and other items discussed above. The operating results of acquisitions completed in 2008 (primarily CompAir), including the effect of the costs discussed above, reduced 2008 operating income for this segment by approximately $15.5 million, of which approximately $2.5 million related to a non-recurring charge associated with the valuation of the inventory of CompAir at the acquisition date. These reductions to operating income were partially offset by the benefits of operational improvements and cost reductions.

The Engineered Products Group generated segment operating income of $125.7 million and segment operating margin of 16.6% in 2009, compared to $186.9 million and 19.5%, respectively, in 2008 (see Note 20 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating (loss) income to consolidated (loss) income before income taxes). The decline in segment operating income and segment operating margin was due primarily to lower revenue and the resulting loss of volume leverage of fixed and semi-fixed costs as production levels declined and the unfavorable product mix discussed above, partially offset by the benefits of operational improvements and cost reductions. Results in 2009 and 2008 were negatively impacted by charges totaling $21.7 million and $6.4 million, respectively, in connection with profit improvement initiatives and other items.

Interest Expense

Interest expense of $28.5 million in 2009 increased $3.0 million from $25.5 million in 2008. This increase was attributable to higher average borrowings in 2009 as a result of the CompAir acquisition, partially offset by a lower weighted average interest rate as a result of declines in the floating-rate indices of the Company’s borrowings. The weighted average interest rate, including the amortization of debt issuance costs, declined to 6.0% in 2009 compared to 7.5% in 2008, due primarily to a decline in the London interbank offer rate (“LIBOR”) (on which, in part, the interest rate on borrowings under the Company’s 2008 Credit Agreement (as defined below) are based).

Other Income, Net

Other income, net, consisting primarily of investment income and realized and unrealized gains and losses on investments, was $3.8 million in 2009 compared to $0.8 million in 2008. This change was due to investment gains associated with the assets of the Company’s deferred compensation plan in 2009, which were fully offset by an increase in accrued compensation expense reflected in selling and administrative expenses. In 2008, the Company recorded investment losses associated with these assets.

Provision For Income Taxes

The provision for income taxes was $24.9 million in 2009, compared to $67.5 million in 2008. The provision in 2009 included an $8.6 million increase in the valuation allowance against deferred tax assets related to net operating losses recorded in connection with the acquisition of CompAir based on revised financial projections. The provision in 2009 also reflects a benefit for the reversal of deferred tax liabilities totaling $11.6 million associated with a portion of the net goodwill and all of the trade name impairment charges recorded in 2009. Deferred tax liabilities were recorded when the trade name was established. A portion of the goodwill for which the impairment charge was taken was not amortizable for tax purposes and, accordingly, deferred tax liabilities did not arise during the life of the goodwill since no tax amortization was claimed and a corresponding tax benefit did not arise upon impairment of that portion of goodwill. Finally, the provision in 2009 includes a $3.6 million credit for the reversal of an income tax reserve and the related interest associated with the completion of a foreign tax examination. The provision in 2008 includes incremental taxes of approximately $2.7 million associated with cash repatriation.

Net (Loss) Income Attributable to Gardner Denver

The net loss attributable to Gardner Denver of $165.2 million and diluted loss per share of $3.18 in 2009 compares with net income and diluted earnings per share (“DEPS”) of $166.0 million and $3.12, respectively, in 2008. The decline in net income and DEPS was the net result of the factors affecting operating (loss) income, interest expense and the provision for income taxes discussed above. In 2009, impairment charges and the associated reversal of deferred tax liabilities ($250.8 million, after tax), write-off of deferred tax assets ($8.6 million), charges associated with profit improvement initiatives and other items ($34.6 million, after tax), partially offset by the reversal of the income tax reserve and related interest ($3.6 million), resulted in a net reduction in net income and DEPS of approximately $290.4 million and $5.58, respectively. In 2008, charges associated with profit improvement initiatives and other items ($12.7 million, after tax), mark-to-market currency adjustments ($7.0 million, after tax), and incremental income taxes associated with cash repatriation ($2.7 million) reduced net income and diluted earnings per share by approximately $22.4 million and $0.42, respectively.

Year Ended December 31, 2008, Compared with Year Ended December 31, 2007

Revenues

Revenues increased $149.5 million, or 8%, to $2,018.3 million in 2008, compared to $1,868.8 million in 2007. This increase was attributable to the effect of the acquisitions of CompAir and Best Aire ($92.4 million, or 5%), price increases ($53.3 million, or 3%) and favorable changes in foreign currency exchange rates ($46.6 million, or 2%), partially offset by lower volume in both product groups ($42.8 million, or 2%). International revenues were 63% of total revenues in 2008 compared to 59% in 2007.

Revenues in the Industrial Products Group increased $114.1 million, or 12%, to $1,058.1 million, compared to $944.0 million in 2007. This increase reflects the effect of acquisitions ($92.4 million, or 10%), favorable changes in foreign currency exchange rates (3%) and price increases (3%), partially offset by lower volume (4%). The volume decline was attributable to most of this segment’s product lines and geographic regions.

Revenues in the Engineered Products Group increased $35.3 million, or 4%, to $960.2 million, compared to $924.9 million in 2007. This increase reflects price increases (3%) and favorable changes in foreign currency exchange rates (2%), partially offset by lower volume (1%). The volume decline was attributable to lower petroleum pump shipments, partially offset by higher loading arm volume, including a large shipment of liquid natural gas and compressed natural gas loading arms in the first quarter of 2008.

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

Other Operating Expense, Net

Other operating expense, net, consisting primarily of realized and unrealized foreign currency gains and losses, employee termination benefits, other restructuring costs, certain employee retirement costs and costs associated with unconsummated acquisitions, was $30.0 million in 2008 compared to $0.1 million in 2007. This increase reflects (i) employee termination benefits and other related costs totaling $11.1 million associated with the Company’s 2008 restructuring plans; (ii) losses totaling $10.4 million in 2008 on mark-to-market adjustments for cash transactions and foreign currency forward contracts entered into in order to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s revolving credit facility following the completion of the CompAir acquisition, and (iii) the write-off of deferred costs totaling $1.6 million in 2008 associated with unconsummated acquisitions. See Note 19 “Supplemental Information” in the “Notes to Consolidated Financial Statements.”

Operating Income

Consolidated operating income decreased $33.1 million to $259.7 million in 2008 compared to $292.8 million in 2007, and as a percentage of revenues was 12.9% in 2008 compared to 15.7% in 2007. These results reflect the revenue, gross profit, selling and administrative expense and other operating expense, net, factors discussed above. Operating income in 2008 was negatively impacted by charges totaling $28.6 million associated with the restructuring and other profit improvement initiatives, losses on mark-to-market adjustments for cash transactions and foreign currency forward contracts, and write-off of deferred acquisition costs described above. The operating results of acquisitions completed in 2008 (primarily CompAir), including the effect of certain costs discussed above, reduced 2008 operating income by approximately $15.3 million.

The Industrial Products Group generated operating income of $72.9 million and operating margin of 6.9% in 2008, compared to $99.0 million and 10.5%, respectively, in 2007 (see Note 20 “Segment Information” in the “Notes to

Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). These results reflect the revenue, gross profit, selling and administrative expense and other operating expense, net, factors discussed above. Operating income in 2008 was negatively impacted by charges recorded in connection with the profit improvement initiatives, losses on mark-to-market adjustments for cash transactions and foreign currency forward contracts, and write-off of deferred acquisition costs described above, which totaled $22.2 million for the Industrial Products Group. The operating results of acquisitions completed in 2008 (primarily CompAir), including the effect of the costs discussed above, reduced 2008 operating income for this segment by approximately $15.3 million, of which approximately $2.5 million was associated with the valuation of the inventory of CompAir at the acquisition date. These items were partially offset by the favorable effect of increased leverage of the segment’s fixed and semi-fixed costs over increased revenue and cost reductions.

The Engineered Products Group generated operating income of $186.9 million and operating margin of 19.5% in 2008, compared to $193.8 million and 21.0%, respectively, in 2007 (see Note 20 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). The decrease in operating income and operating margin resulted from the lower volume of petroleum pump shipments, which have a higher operating margin than this segment’s average, and charges totaling $6.4 million in connection with the profit improvement initiatives and write-off of deferred acquisition costs discussed above. The deterioration in operating margin was partially offset by increased shipments of loading arms in 2008.

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

Other Income, Net

Other income, net, consisting primarily of investment income and realized and unrealized gains and losses on investments, was $0.8 million in 2008 compared to $3.1 million in 2007. This decline was due to investment losses associated with the assets of the Company’s deferred compensation plan, which were fully offset by a reduction in accrued compensation expense reflected in selling and administrative expenses.

Provision For Income Taxes

The provision for income taxes and effective income tax rate in 2008 were $67.5 million and 28.7%, respectively, compared to $63.3 million and 23.5%, respectively, in 2007. The increase in the effective rate in 2008 reflects incremental taxes of approximately $2.7 million associated with cash repatriation and reductions in the 2007 provision consisting of (i) non-recurring, non-cash reductions in net deferred tax liabilities of approximately $10.0 million recorded in connection with corporate income tax rate reductions in Germany, the U.K. and China that were enacted in 2007 and became effective in 2008, (ii) foreign tax credits of approximately $8.0 million resulting from the Company’s cash repatriation efforts, and (iii) tax reserve reductions of approximately $1.5 million resulting from the favorable resolution of certain previously open tax matters.

Net Income Attributable to Gardner Denver

Net income attributable to Gardner Denver of $166.0 million decreased $39.1 million, or 19%, in 2008 from $205.1 million in 2007. DEPS decreased 18% to $3.12 in 2008 from $3.80 in 2007. The decline in net income and DEPS was the net result of the factors affecting operating income, interest expense and the provision for income taxes discussed above. In 2008, charges associated with profit improvement initiatives and other items

($12.7 million, after tax), mark-to-market currency adjustments ($7.0 million, after tax), and incremental income taxes associated with cash repatriation ($2.7 million) reduced net income and DEPS by approximately $22.4 million and $0.42, respectively. The $10.0 million non-recurring, non-cash reduction in net deferred tax liabilities recorded in connection with corporate income tax rate reductions in Germany and the U.K. and foreign tax credits of approximately $8.0 million resulting from the Company’s cash repatriation efforts increased DEPS in 2007 by approximately $0.19 and $0.15, respectively. The operating results of acquisitions completed in 2008 (primarily CompAir), including the effect of certain costs discussed above, reduced 2008 net income and diluted earnings per share by approximately $15.6 million and $0.29, respectively.

Outlook

In general, the Company believes that demand for products in its Industrial Products Group tends to correlate with the level of manufacturing, as measured by the rate of total industrial capacity utilization and the rate of change of industrial production, because compressed air is often used as a fourth utility in the manufacturing process. Capacity utilization rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and blowers. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product (“GDP”) around the world. During 2008, total industrial capacity utilization rates in the U.S., as published by the Federal Reserve Board, declined below 80% and continued to decline through the first half of 2009 to 68%, the lowest level reported since the data series began in 1967. This significant contraction in manufacturing capacity utilization in the U.S. and Europe resulted in lower demand for capital equipment, such as compressor packages, and for aftermarket services as existing equipment remained idle. Orders for products serving industrial end market segments remained weak in 2009, especially in the U.S. and Europe. By December 2009, total industrial capacity utilization rates improved to 72%, which the Company believes indicates a slightly more positive environment for aftermarket services for industrial equipment, but not sufficient to warrant capital investments by manufacturing companies.

In 2009, orders in the Industrial Products Group decreased $74.1 million, or 7%, to $944.3 million, compared to $1,018.4 million in 2008. This decrease in orders reflected lower demand across most product lines and geographic regions as a result of the global economic downturn ($332.7 million, or 33%) and the unfavorable effect of changes in foreign currency exchange rates ($16.9 million, or 2%), partially offset by the effect of acquisitions ($275.5 million, or 28%). Order backlog for the Industrial Products Group decreased 26% to $193.2 million as of December 31, 2009, compared to $262.4 million as of December 31, 2008 due to reduced demand in most product lines and geographic regions ($78.7 million, or 30%), partially offset by favorable changes in foreign currency exchange rates ($9.5 million, or 4%). In the fourth quarter of 2009, orders for Industrial Products remained relatively stable compared with the third quarter of 2009, consistent with the Company’s view that demand for these products remains stable on a global basis. Continuing improvements in orders were realized for products used in OEM applications, such as blowers, and in demand for some aftermarket parts and services, particularly in Europe.

Revenues for Engineered Products depend more on existing backlog levels than revenues for Industrial Products. Orders for many of the products in the Company’s Engineered Products Group have historically corresponded to demand for petrochemical products and been influenced by prices for oil and natural gas, and rig count, among other factors, which the Company cannot predict.

Orders in the Engineered Products Group decreased 34% to $626.0 million in 2009, compared to $953.3 million in 2008, due to lower demand ($309.5 million, or 32%) and the unfavorable effect of changes in foreign currency exchange rates ($17.8 million, or 2%). Order backlog for the Engineered Products Group declined 38% to $202.0 million at December 31, 2009, compared to $326.7 million at December 31, 2008, as a result of lower demand ($130.1 million, or 40%), partially offset by the favorable effect of changes in foreign currency exchange rates ($5.4 million, or 2%). Orders in the Engineered Products Group declined due to a lower rig count in North America, reduced prices for natural gas and excess capacity in process industries served by this group as a result of the global economic downturn. Compared to the third quarter of 2009, demand in the Engineered Products Group declined sequentially in the fourth quarter due to lower orders for engineered packages and loading arms, partially offset by improved demand for certain OEM applications in Europe and in demand for well servicing aftermarket parts and services.

Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, backlog does not necessarily reflect future sales levels.

During 2009, the Company completed several cost reduction and restructuring initiatives to mitigate, to the greatest extent possible, the significant decline in global demand and eliminate excess capacity that resulted from operational improvements completed over the previous two years. During 2008 and 2009, the Company closed seven manufacturing or assembly sites, transferring their activities into existing locations, and reduced its global workforce by approximately 25%. The closure of an additional facility is expected to be completed during the first quarter of 2010. These actions include the integration of CompAir, which was acquired in October 2008. The Company is beginning to realize the improved manufacturing flexibility, lead time, and operating margins expected to result from these initiatives.

The deterioration of worldwide economic conditions continues to limit the Company’s visibility into future order trends in many of its key end markets. As a result of the Company’s expectation for a slow economic recovery, it anticipates demand for industrial products to improve only slightly in 2010 and remains cautious in its outlook. The Company is uncertain how long orders for petroleum products will remain at their current low levels. The Company’s current outlook assumes that demand for drilling pumps will not improve significantly in 2010, but that slightly higher investments will be made in well servicing equipment, consistent with on-going development of shale formations.

Liquidity and Capital Resources

Operating Working Capital

Net working capital (defined as total current assets less total current liabilities) declined to $395.0 million at December 31, 2009 from $460.2 million at December 31, 2008. Operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) declined $49.8 million to $262.7 million at December 31, 2009 from $312.5 million at December 31, 2008 due to reduced accounts receivable and inventory levels, partially offset by lower accounts payable and accrued liabilities. Inventory reductions generated $67.5 million in cash flows in 2009. Inventory turns improved to 5.4 times in 2009 compared to 5.1 times in 2008, due primarily to the inventory reduction achieved through manufacturing velocity improvements realized from the completion of certain lean manufacturing initiatives, partially offset by the significant decline in cost of goods sold as a result of the reduced volume leverage. Excluding the effect of changes in foreign currency exchange rates, accounts receivable declined $72.1 million during 2009 due primarily to lower revenue. Days sales in receivables declined to 67 at December 31, 2009 from 68 at December 31, 2008. The decrease in accounts payable and accrued liabilities reflected reduced production levels, a reduction in customer advance payments and lower accrued compensation and benefits.

Net working capital increased to $460.2 million at December 31, 2008 from $389.3 million at December 31, 2007. During 2008, operating working capital increased $33.8 million to $312.5 million. Excluding the effect of changes in foreign currency exchange rates, this increase was driven primarily by the acquisition of CompAir ($57.1 million). Reductions in accounts payable and accrued liabilities ($20.6 million) were more than offset by reductions in inventory ($35.1 million) and accounts receivable ($9.5 million). Changes in foreign currency exchange rates increased operating working capital by approximately $0.7 million in 2008. Inventory reductions generated $35.1 million in cash flows in 2008. However, inventory turns declined to 5.1 in 2008 from 5.3 in 2007 as a result of the CompAir acquisition on October 20, 2008, offset by production velocity realized from the implementation of certain lean manufacturing initiatives. The $9.5 million reduction in accounts receivable was due primarily to reduced shipment volume during the fourth quarter of 2008. Days sales outstanding increased to 68 in 2008 compared to 56 in 2007, due to the acquisition of CompAir and an increase in revenues outside the U.S., which typically carry longer payment terms. The net decrease in accounts payable and accrued liabilities reflects lower production volume and material order rates during the fourth quarter of 2008 and a reduction in customer advance payments.

Cash Flows

Cash provided by operating activities of $211.3 million in 2009 decreased $66.5 million from $277.8 million in 2008. This decline was primarily due to lower earnings (excluding non-cash charges for the impairment of intangible assets, depreciation and amortization and unrealized foreign currency transaction gains), partially offset by cash generated from operating working capital. Operating working capital generated cash of $49.7 million in 2009 compared to $24.0 million in 2008. Cash provided by accounts receivable of $72.1 million in 2009 compares with $9.5 million in 2008. In 2009, collections of accounts receivable exceeded additions due to the lower sales levels. Cash provided by inventories of $67.5 million in 2009 represents a $32.4 million improvement over $35.1 million in 2008. This improvement reflects increased manufacturing velocity realized from the completion of certain lean manufacturing initiatives and inventory reductions attributable to volume declines. Cash outflows from accounts payable and accrued liabilities were $89.9 million in 2009 compared to $20.6 million in 2008. The year over year change primarily reflected reduced production levels, fewer customer advance payments in 2009 than in 2008 and lower payments accrued under the Company’s incentive compensation plans for fiscal 2009 compared to 2008. Cash provided by operating activities in 2007 reflected net earnings excluding non-cash charges for depreciation and amortization, net funding of accounts receivables and inventories of $36.4 million and $16.2 million, respectively, and an approximately $15.1 million one-time contribution into the Company’s U.K. pension plan in connection with the implementation of certain revisions to this plan.

Net cash used in investing activities of $41.7 million, $394.4 million and $45.6 million in 2009, 2008 and 2007, respectively, included capital expenditures on assets intended to increase operating efficiency and flexibility, support acquisition integration initiatives and bring new products to market. Capital expenditures in 2009 included the purchase of a facility leased by a subsidiary acquired in the CompAir acquisition. The Company currently expects capital expenditures to total approximately $35 million to $40 million in 2010. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future. Cash paid in business combinations (net of cash acquired) in 2008 reflected the acquisition of CompAir ($349.7 million) and Best Aire, Inc. ($6.0 million).

Net cash used in financing activities of $188.2 million in 2009 consisted primarily of net repayments of short-term and long-term borrowings totaling $188.0 million utilizing cash provided by operating activities, proceeds from stock option exercises of $3.8 million and payment of the Company’s first quarterly cash dividend of $2.6 million in the fourth quarter of 2009. Net cash provided by financing activities of $155.6 million in 2008 consisted primarily of net borrowings under the Company’s credit agreements and proceeds from stock option exercises, partially offset by purchases under the Company’s share repurchase program as discussed below and debt issuance costs of $8.9 million associated with a credit agreement entered into with a syndicate of lenders on September 19, 2008 (“the 2008 Credit Agreement”). Net proceeds from the Company’s credit facilities of $247.0 million reflected initial borrowings totaling approximately $622.0 million under the 2008 Credit Agreement as discussed below, retirement of the outstanding balances under its 2005 Credit Agreement of approximately $168.0 million, and other net repayments of short-term and long-term borrowings of approximately $207.0 million. Net cash used in financing activities of $111.8 million in 2007 consisted primarily of net repayments of debt totaling $125.3 million utilizing cash provided by operating activities, partially offset by proceeds from stock option exercises of $9.0 million.

On November 16, 2009, the Company declared its first quarterly dividend of $0.05 per common share, paid on December 10, 2009, to stockholders of record as of November 23, 2009. The Company currently intends to continue paying quarterly dividends, but can make no assurance that such dividends will be paid in the future since payment is dependent upon, among other factors, the Company’s future earnings, cash flows, capital requirements, debt covenants, general financial condition and general business conditions.

In November 2007, the Company’s Board of Directors authorized a share repurchase program to acquire up to 2.7 million shares of the Company’s outstanding common stock, representing approximately 5% of the Company’s then outstanding shares. This program replaced a previous program authorized in October 1998. During the year ended December 31, 2008, the Company repurchased all 2.7 million shares at a total cost, excluding commissions, of approximately $100.4 million. All common stock acquired is held as treasury stock and available for general corporate purposes. In November 2008, the Company’s Board of Directors authorized a new share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. No shares have been repurchased under this program.

Liquidity

The Company’s debt to total capital ratio (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 25.5% as of December 31, 2009 compared to 31.0% as of December 31, 2008. This decrease primarily reflects the $179.2 million net decrease in borrowings as discussed above, partially offset by the Company’s 2009 net loss of $165.2 million.

The Company’s primary cash requirements include working capital, capital expenditures, funding of employee termination and other restructuring costs, principal and interest payments on indebtedness, cash dividends on its common stock, selective acquisitions and any stock repurchases. The Company’s primary sources of funds are its ongoing net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At December 31, 2009, the Company had cash and cash equivalents of $109.7 million, of which $2.9 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments. The Company also had $291.9 million of unused availability under its Revolving Line of Credit at December 31, 2009. Based on the Company’s financial position at December 31, 2009 and its pro-forma results of operations for the twelve months then ended, the unused availability under its Revolving Line of Credit would not have been limited by the financial ratio covenants in the 2008 Credit Agreement (as further described below).

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

The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25%. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s consolidated total debt to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. The initial margins described above continued to be in effect through 2009.

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

The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of December 31, 2009, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.

The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.

The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $13.7 million, $19.9 million, $33.6 million and $45.8 million in fiscal years 2010 through 2013, respectively. The Euro Term Loan requires quarterly principal payments aggregating approximately €8.5 million, €12.3 million, €20.8 million and €28.4 million in fiscal years 2010 through 2013, respectively.

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

Management currently expects that the Company’s cash on hand and future cash flows from operating activities will be sufficient to fund its working capital, capital expenditures, funding of employee termination and other restructuring costs, scheduled principal and interest payments on indebtedness, cash dividends on its common stock and any stock repurchases for at least the next twelve months. The Company continues to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table and accompanying disclosures summarize the Company’s significant contractual obligations at December 31, 2009, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payments Due by Period
(Dollars in millions)		Less than			More than
Contractual Cash Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years

Debt	$355.0	32.2	104.6	214.8	3.4
Estimated interest payments(1)	65.1	19.1	28.5	11.6	5.9
Capital leases	9.5	1.4	1.5	0.6	6.0
Operating leases	105.6	27.2	37.1	17.7	23.6
Purchase obligations(2)	145.9	142.3	3.6	—	—

Total	$681.1	222.2	175.3	244.7	38.9

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of December 31, 2009. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.

Total pension and other postretirement benefit liabilities recognized on the consolidated balance sheet as of December 31, 2009 were $110.6 million and represented the unfunded status of the Company’s defined benefit plans at the end of 2009. The total pension and other postretirement benefit liability is included in the consolidated balance sheet line items accrued liabilities, postretirement benefits other than pensions and other liabilities. Because this liability is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plan assets, it does not represent expected liquidity needs. Accordingly, the Company did not include this liability in the “Contractual Cash Obligations” table.

The Company funds its U.S. qualified pension plans in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions and expects to contribute a total of approximately $3.9 million to its U.S. qualified pension plans during 2010. Furthermore, the Company expects to contribute a total of approximately $1.7 million to its postretirement health care benefit plans during 2010. Future contributions are dependent upon various factors including the performance of the plan assets, benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included in the “Contractual Cash Obligations” table. The Company generally expects to fund all future contributions with cash flows from operating activities.

The Company’s non-U.S. pension plans are funded in accordance with local laws and income tax regulations. The Company expects to contribute a total of approximately $3.6 million to its non-U.S. qualified pension plans during 2010. No amounts have been included in the “Contractual Cash Obligations” table due to the same reasons noted above.

Disclosure of amounts in the “Contractual Cash Obligations” table regarding expected benefit payments in future years for the Company’s pension plans and other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. In order to inform the reader about expected benefit payments for these plans over the next several years, the Company anticipates the annual benefit payments for the U.S. plans to be in the range of approximately $9.0 million to $10.0 million in 2010 and to gradually decrease to an annual level of approximately $7.5 million for the next several years, and the annual benefit payments for the non-U.S. plans to be in the range of approximately $6.5 million to $7.5 million in 2010 and to increase by approximately $0.7 million each year over the next several years.

As of December 31, 2009, the Company had approximately $5.2 million of liabilities for uncertain tax positions. These unrecognized tax benefits have been excluded from the “Contractual Cash Obligations” table due to uncertainty as to the amounts and timing of settlement with taxing authorities.

Net deferred income tax liabilities were $37.2 million as of December 31, 2009. This amount is not included in the “Contractual Cash Obligations” table because the Company believes this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods. As a result, scheduling net deferred income tax liabilities as payments due by period could be misleading, because this scheduling would not relate to liquidity needs.

In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of December 31, 2009, the Company had $72.3 million in such instruments outstanding and had pledged $2.9 million of cash to the issuing financial institutions as collateral for such instruments.

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

Predecessors to the Company sometimes manufactured, distributed and/or sold products allegedly at issue in the pending asbestos and silicosis litigation lawsuits (the “Products”). However, neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber or silica sand, the materials that allegedly caused the injury underlying the lawsuits. Moreover, the asbestos-containing components of the Products, if any, were enclosed within the subject Products.

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

The Company has been identified as a PRP with respect to several sites designated for cleanup under federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, the Company was only a small contributor to these waste sites, and the Company has, or is attempting to negotiate, de minimis settlements for their cleanup. The cleanup of the remaining sites is substantially complete and the Company’s future obligations entail a share of the sites’ ongoing operating and maintenance expense.

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

Changes in Accounting Principles and Effects of New Accounting Pronouncements

See Note 2 “New Accounting Standards” in the “Notes to Consolidated Financial Statements” for a discussion of recent accounting standards.

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

Accounts Receivable

Trade accounts receivable are recorded at net realizable value. This value includes an appropriate allowance for doubtful accounts for estimated losses that may result from the inability to fully collect amounts due from its customers. The allowance is determined based on a combination of factors including the length of time that the receivables are past due, history of write-offs and the Company’s knowledge of circumstances relating to specific customers’ ability to meet their financial obligations. If economic, industry, or specific customer business trends worsen beyond earlier estimates, the Company may increase the allowance for doubtful accounts by recording additional expense.

Inventory

Inventories, which consist primarily of raw materials and finished goods, are carried at the lower of cost or market value. Fixed manufacturing overhead is allocated to the cost of inventory based on the normal capacity of production facilities. Unallocated overhead during periods of abnormally low production levels is recognized as cost of sales in the period in which it is incurred. As of December 31, 2009, $168.2 million (74%) of the Company’s inventory is accounted for on a first-in, first-out (FIFO) basis with the remaining $58.3 million (26%) accounted for on a last-in, first-out (LIFO) basis. The Company establishes inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions.

Goodwill and Indefinite-lived Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Intangible assets, including goodwill, are assigned to the Company’s operating segments based upon their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 25 years. In accordance with FASB ASC 350, Intangibles — Goodwill and Other, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of an operating division below its aggregate carrying value. The Company performs the impairment test of the carrying values of its goodwill and indefinite-lived intangible assets at the reporting unit level during the third quarter of each fiscal year using balances as of June 30.

The goodwill impairment test involves a two-step process. The first step involves comparing the estimated fair value of each reporting unit with its aggregate carrying value, including goodwill. If a reporting unit’s aggregate carrying value exceeds its estimated fair value, the Company performs the second step of the goodwill impairment test. The second step involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill to measure the amount of impairment loss, if any.

The impairment test for indefinite-lived intangibles involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

During the first quarter of 2009, the Company concluded that sufficient indicators existed to require it to perform an interim impairment test of the carrying values of its goodwill and indefinite-lived intangible assets as of March 31, 2009. The Company’s conclusion was based upon a combination of factors, including the continued significant decline in order rates for certain products, the uncertain outlook regarding when such order rates might return to levels and growth rates experienced in recent years, and the sustained decline in the price of the Company’s common stock resulting in the Company’s market capitalization being below the Company’s carrying value at March 31, 2009. The results of the interim tests indicated that the carrying value of one of the reporting units within the Industrial Products Group segment exceeded its fair value, indicating that a potential goodwill impairment existed, and, accordingly, the Company recorded a non-cash goodwill impairment charge of $252.5 million during 2009.

The Company completed its annual impairment test of the carrying values of its goodwill and indefinite-lived intangible assets as of June 30, 2009 and concluded that there was no further impairment of goodwill. However, the Company identified and recorded a non-cash impairment charge related to its indefinite-lived intangible assets of $9.9 million, primarily associated with a trade name in the Industrial Products Group segment. The estimated fair value of this trade name is based on a royalty savings concept, which assumes the Company would be required to pay a royalty to a third party for use of the asset if the Company did not own the asset, and is largely dependent on the projected revenues for products directly associated with the trade name. The projected revenues and resulting projected cash flows for these products declined, resulting in the necessity to reduce the carrying value for this intangible asset. Both the goodwill and trade name impairment charges are reflected as a decrease in the carrying value of goodwill and other intangibles, net, respectively, in the Consolidated Balance Sheet as of December 31, 2009 and as impairment charges in the Consolidated Statements of Operations for the year ended December 31, 2009.

In performing the annual and interim goodwill impairment tests, the Company determined the estimated fair value of each reporting unit utilizing the income approach model. This approach makes use of unobservable factors, and the key assumptions that impact the calculation of fair value include the Company’s estimates of the projected revenues, cash flows and a discount rate applied to such cash flows. In developing projected revenues and cash flows, the Company considered available information including, but not limited to, its short-term internal forecasts, historical results, anticipated impact of implemented restructuring initiatives, and its expectations about the depth and duration of the current economic downturn. In addition, the Company forecasted sales growth to trend down to an inflationary growth rate of 3% per annum by 2017 and beyond. The determination of the discount rate was based on the weighted-average cost of capital with the cost of equity determined using the capital asset pricing model (“CAPM”). The CAPM uses assumptions such as a risk-free rate, a stock-beta adjusted risk premium and a size premium. These assumptions were derived from publicly available information and, therefore, the Company believes its assumptions are reflective of the assumptions made by market participants. Additionally, the market approach was used to provide market evidence supporting the Company’s overall enterprise value and corroborate the reasonableness of the consolidated fair value of equity derived under the income approach as compared to the Company’s market capitalization, inclusive of an estimated overall control premium.

In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment testing, the Company applied a hypothetical 10% decrease to the fair value of each reporting unit, other than the reporting unit that was deemed to be impaired, which it believes represented a reasonably possible change at the time of the test. This hypothetical 10% decrease did not change the results of the Company’s interim and annual impairment testing.

Long-lived Assets

The Company accounts for long-lived assets, including intangible assets that are amortized, in accordance with FASB ASC 360-10-05-4, Impairment or Disposal of Long-Lived Assets (“FASB ASC 360-10-05-4”) which requires that all long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include the occurrence of an adverse change in the market involving the business employing the related long-lived assets or a situation in which it is more likely than not that the Company will dispose of such assets. If indicators of impairment are present, reviews are performed to determine whether the carrying value of the long-lived assets to be held and used is impaired. Such reviews involve a comparison of the carrying amount of the asset group to the future net undiscounted cash flows expected to be generated by those assets over their remaining useful lives. If the comparison indicates that there is impairment, the impairment loss to be recognized as a non-cash charge to earnings is measured by the amount by which the carrying amount of the assets exceeds their fair value and the impaired assets are written down to their fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted expected future cash flows. Assets to be disposed are reported at the lower of the carrying amount or fair value, less costs to dispose.

Warranty Reserves

Most of the Company’s sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon historical warranty experience and additionally for any known product warranty issues. Although the Company engages in extensive product quality programs and processes, the Company’s warranty obligation has been and may in the future be affected by product failure rates, repair or field replacement costs and additional development costs incurred in correcting any product failure.

Stock-Based Compensation

The Company accounts for share-based payment awards in accordance with FASB ASC 718, Compensation — Stock Compensation. Share-based payment expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period (generally the vesting period of the award). Determination of the fair values of share-based payment awards at grant date requires judgment, including estimating the expected term of the relevant share-based awards and the expected volatility of the Company’s stock. Additionally, management must estimate the amount of share-based awards that are expected to be forfeited. The expected term of share-based awards represents the period of time that the share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. The expected volatility is based on the historical volatility of the Company’s stock over the expected term of the award. Expected forfeitures are based on historical experience and have not fluctuated significantly during the past three fiscal years.

Pension and Other Postretirement Benefits

Gardner Denver sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. In determining these assumptions, the Company consults with outside actuaries and other advisors. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2009 and 2008 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost. Actuarial valuations associated with the Company’s pension plans at December 31, 2009 used a weighted average discount rate of 6.33% and an expected rate of return on plan assets of 7.23%. A 0.5% decrease in the discount rate would increase annual pension expense by approximately $0.9 million. A 0.5% decrease in the expected return on plan assets would increase the Company’s annual pension expense by approximately $0.9 million. Please refer to Note 11 “Benefit Plans” in the “Notes to Consolidated Financial Statements” for disclosures related to Gardner Denver’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

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

Loss Contingencies

Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of the potential loss. The most significant contingencies impacting the Company’s financial statements are those related to product warranty, personal injury lawsuits, environmental remediation and the resolution of matters related to open tax years. See Note 1 “Summary of Significant Accounting Policies,” Note 14 “Income Taxes” and Note 18 “Contingencies” in the “Notes to Consolidated Financial Statements.”

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

Restructuring Charges

The Company accounts for costs incurred in connection with the closure and consolidation of facilities and functions in accordance with FASB ASC 420, Exit or Disposal Cost Obligations; FASB ASC 712, Compensation — Nonretirement Postemployment Benefits; FASB ASC 360-10-05-4; FASB ASC 805, Business Combinations (“FASB ASC 805”); and EITF No. 95-3 (superseded by FASB ASC 805). Such costs include employee termination benefits (one-time arrangements and benefits attributable to prior service); termination of contractual obligations; the write-down of current and long-term assets to the lower of cost or fair value; and other direct incremental costs including relocation of employees, inventory and equipment.

A liability is established through a charge to operations for (i) one-time employee termination benefits when management commits to a plan of termination and communicates such plan to the affected group of employees; (ii) employee termination benefits that accumulate or vest based on prior service when it becomes probable that such termination benefits will be paid and the amount of the payment can be reasonably estimated; and (iii) contract termination costs when the contract is terminated or the Company becomes contractually obligated to make such payment. If an operating lease is not terminated, a liability is established when the Company ceases use of the leased property. Other direct incremental costs are charged to operations as incurred.

With respect to business combinations consummated prior to January 1, 2009, liabilities for employee termination and relocation benefits and contractual obligations of the acquired company, contemplated at the acquisition date and finalized within one year of the acquisition date, are included in, and recorded as adjustments to, goodwill.

With respect to certain restructuring charges for which the Company expects to receive funding from governments grants, such charges are reduced by the amount of the probable anticipated funding.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks during the normal course of business arising from adverse changes in commodity prices, interest rates, and currency exchange rates. The Company’s exposure to these risks is managed through a combination of operating and financing activities. The Company selectively uses derivative financial instruments (“derivatives”), including foreign currency forward contracts and interest rate swaps, to manage the risks from fluctuations in currency exchange rates and interest rates. The Company does not hold derivatives for trading or speculative purposes. Fluctuations in commodity prices, interest rates, and currency exchange rates can be volatile, and the Company’s risk management activities do not totally eliminate these risks. Consequently, these fluctuations could have a significant effect on the Company’s financial results.

Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of December 31, 2009 and 2008, are summarized in Note 16 “Hedging Activities, Derivative Instruments and Credit Risk” in the “Notes to Consolidated Financial Statements.”

Commodity Price Risk

The Company is a purchaser of certain commodities, principally aluminum. In addition, the Company is a purchaser of components and parts containing various commodities, including cast iron, aluminum, copper and steel. The Company generally buys these commodities and components based upon market prices that are established with the vendor as part of the purchase process. The Company does not use commodity financial instruments to hedge commodity prices.

The Company has long-term contracts with some of its suppliers of key components. However, to the extent that commodity prices increase and the Company does not have firm pricing from its suppliers, or its suppliers are not able to honor such prices, then the Company may experience margin declines to the extent it is not able to increase selling prices of its products.

Interest Rate Risk

The Company’s exposure to interest rate risk results primarily from its borrowings of $364.5 million at December 31, 2009. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. The interest rates on approximately 73% of the Company’s borrowings were effectively fixed as of December 31, 2009. If the relevant LIBOR amounts for all of the Company’s borrowings had been 100 basis points higher than actual in 2009, the Company’s interest expense would have increased by $2.4 million.

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

The Company is exposed to the impacts of changes in currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD. Of the Company’s total net assets of $1,064.0 million at December 31, 2009, approximately $900.8 million was denominated in currencies other than the USD. Borrowings by the Company’s non-U.S. subsidiaries at December 31, 2009 totaled $21.9 million, and the Company’s consolidated borrowings denominated in currencies other than the USD totaled $122.3 million. Fluctuations due to changes in currency exchange rates in the value of non-USD borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.

The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At December 31, 2009, the notional amount of open forward currency contracts was $122.8 million and their aggregate fair value was $1.7 million.

To illustrate the impact of currency exchange rates on the Company’s financial results, the Company’s 2009 operating income (excluding the effect of impairment charges) would have decreased by approximately $6.0 million if the USD had been 10% more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Gardner Denver, Inc.:

We have audited the accompanying consolidated balance sheets of Gardner Denver, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gardner Denver, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

KPMG LLP
St. Louis, Missouri
February 26, 2010

Consolidated Statements of Operations

GARDNER DENVER, INC.

Years ended December 31
(Dollars in thousands except per share amounts)

	2009	2008	2007

Revenues	$1,778,145	2,018,332	1,868,844
Cost of sales	1,227,532	1,380,042	1,248,921

Gross profit	550,613	638,290	619,923
Selling and administrative expenses	356,210	348,577	327,049
Other operating expense, net	45,673	29,983	57
Impairment charges	262,400	—	—

Operating (loss) income	(113,670)	259,730	292,817
Interest expense	28,485	25,483	26,211
Other income, net	(3,761)	(750)	(3,052)

(Loss) income before income taxes	(138,394)	234,997	269,658
Provision for income taxes	24,905	67,485	63,256

Net (loss) income	(163,299)	167,512	206,402
Less: Net income attributable to noncontrolling interests	1,886	1,531	1,298

Net (loss) income attributable to Gardner Denver	$(165,185)	165,981	205,104

Net (loss) earnings per share attributable to Gardner Denver common stockholders
Basic (loss) earnings per share	$(3.18)	3.16	3.85

Diluted (loss) earnings per share	$(3.18)	3.12	3.80

Cash dividends declared per common share	$0.05	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

GARDNER DENVER, INC.

December 31
(Dollars in thousands except per share amounts)

	2009	2008

Assets
Current assets:
Cash and cash equivalents	$109,736	120,735
Accounts receivable, net	326,234	388,098
Inventories, net	226,453	284,825
Deferred income taxes	30,603	33,014
Other current assets	25,485	30,892

Total current assets	718,511	857,564

Property, plant and equipment, net	306,235	305,012
Goodwill	578,014	804,648
Other intangibles, net	314,410	346,263
Other assets	21,878	26,638

Total assets	$1,939,048	2,340,125

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$33,581	36,968
Accounts payable	94,887	135,864
Accrued liabilities	195,062	224,550

Total current liabilities	323,530	397,382

Long-term debt, less current maturities	330,935	506,700
Postretirement benefits other than pensions	15,269	17,481
Deferred income taxes	67,799	91,218
Other liabilities	137,506	117,601

Total liabilities	875,039	1,130,382

Gardner Denver Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,191,675 and 51,785,125 shares outstanding at December 31, 2009 and 2008, respectively	586	583
Capital in excess of par value	558,733	545,671
Retained earnings	543,272	711,065
Accumulated other comprehensive income	82,514	72,407
Treasury stock at cost; 6,438,993 and 6,469,971 shares at December 31, 2009 and 2008, respectively	(132,935)	(130,839)

Total Gardner Denver stockholders’ equity	1,052,170	1,198,887
Noncontrolling interests	11,839	10,856

Total stockholders’ equity	1,064,009	1,209,743

Total liabilities and stockholders’ equity	$1,939,048	2,340,125

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

GARDNER DENVER, INC.

Years ended December 31
(Dollars and shares in thousands)

	2009	2008	2007

Number of Common Shares Issued
Balance at beginning of year	58,255	57,305	56,361
Stock issued for benefit plans and options exercises	376	950	944

Balance at end of year	58,631	58,255	57,305

Common Stock
Balance at beginning of year	$583	573	564
Stock issued for benefit plans and options exercises	3	10	9

Balance at end of year	$586	583	573

Capital in Excess of Par Value
Balance at beginning of year	$545,671	515,940	490,856
Stock issued for benefit plans and options exercises	7,716	15,822	13,665
Stock-based compensation	5,346	13,909	11,419

Balance at end of year	$558,733	545,671	515,940

Retained Earnings
Balance at beginning of year	$711,065	545,084	339,289
Net (loss) income	(165,185)	165,981	205,104
Cash dividends declared; $0.05 per common share in 2009	(2,608)	—	—
Adoption of provisions of ASC 740 relative to uncertain tax positions	—	—	691

Balance at end of year	$543,272	711,065	545,084

Accumulated Other Comprehensive Income
Balance at beginning of year	$72,407	127,807	51,286
Foreign currency translation adjustments, net	21,229	(8,703)	51,943
Unrecognized (loss) gain on cash flow hedges, net of tax	(250)	110	(1,667)
Foreign currency gain (loss) on investment in foreign subsidiaries	1,663	(34,199)	11,217
Pension and other postretirement prior service cost and actuarial gain or loss, net of tax	(12,565)	(12,612)	9,597
Cumulative prior period translation adjustment	—	—	5,440
Currency translation	30	4	(9)

Balance at end of year	$82,514	72,407	127,807

Treasury Stock
Balance at beginning of year	$(130,839)	(29,894)	(28,910)
Purchases of treasury stock	(73)	(100,901)	(957)
Deferred compensation	(2,023)	(44)	(27)

Balance at end of year	$(132,935)	(130,839)	(29,894)

Total Gardner Denver Stockholders’ Equity	$1,052,170	1,198,887	1,159,510

Noncontrolling Interests
Balance at beginning of year	$10,856	2,269	1,041
Net income	1,886	1,531	1,298
Dividends to minority stockholders	(1,656)	(1,258)	(958)
Foreign currency translation adjustments, net	753	(461)	888
Business combinations	—	8,775	—

Balance at end of year	$11,839	10,856	2,269

Total Stockholders’ Equity	$1,064,009	1,209,743	1,161,779

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive (Loss) Income

GARDNER DENVER, INC.

Years ended December 31
(Dollars in thousands)

	2009	2008	2007

Comprehensive (Loss) Income Attributable to Gardner Denver
Net (loss) income attributable to Gardner Denver	$(165,185)	165,981	205,104
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	21,229	(8,703)	51,943
Unrecognized (loss) gain on cash flow hedges, net	(250)	110	(1,667)
Foreign currency gain (loss) on investment in foreign subsidiaries	1,663	(34,199)	11,217
Pension and other postretirement prior service cost and gain or loss, net	(12,565)	(12,612)	9,597

Total other comprehensive income (loss), net of tax	10,077	(55,404)	71,090

Comprehensive (loss) income attributable to Gardner Denver	$(155,108)	110,577	276,194

Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$1,886	1,531	1,298
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net	753	(461)	888

Total other comprehensive income (loss), net of tax	753	(461)	888

Comprehensive income attributable to noncontrolling interests	2,639	1,070	2,186

Total Comprehensive (Loss) Income	$(152,469)	111,647	278,380

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

GARDNER DENVER, INC.

Years ended December 31
(Dollars in thousands)

	2009	2008	2007

Cash flows from operating activities:
Net (loss) income	$(163,299)	167,512	206,402
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	68,731	61,484	58,584
Impairment charges	262,400	—	—
Foreign currency transaction loss (gain), net	457	10,622	(681)
Net loss on asset dispositions	1,255	608	364
LIFO liquidation income	(297)	(569)	(1,292)
Stock issued for employee benefit plans	3,954	4,732	4,664
Stock-based compensation expense	2,980	4,500	4,988
Excess tax benefits from stock-based compensation	(479)	(8,523)	(6,320)
Deferred income taxes	(8,227)	(4,264)	(13,555)
Changes in assets and liabilities:
Receivables	72,056	9,463	(36,374)
Inventories	67,498	35,058	(16,231)
Accounts payable and accrued liabilities	(89,918)	(20,570)	566
Other assets and liabilities, net	(5,800)	17,746	(19,487)

Net cash provided by operating activities	211,311	277,799	181,628

Cash flows from investing activities:
Capital expenditures	(42,766)	(41,047)	(47,783)
Net cash paid in business combinations	(81)	(356,506)	(205)
Disposals of property, plant and equipment	1,187	2,236	1,676
Other	(2)	912	679

Net cash used in investing activities	(41,662)	(394,405)	(45,633)

Cash flows from financing activities:
Principal payments on short-term borrowings	(33,466)	(66,940)	(37,074)
Proceeds from short-term borrowings	25,018	64,920	39,377
Principal payments on long-term debt	(231,725)	(628,068)	(276,351)
Proceeds from long-term debt	52,169	877,130	148,799
Proceeds from stock option exercises	3,751	11,099	9,003
Excess tax benefits from stock-based compensation	479	8,523	6,320
Purchase of treasury stock	(867)	(100,919)	(960)
Debt issuance costs	(166)	(8,891)	—
Cash dividends paid	(2,608)	—	—
Other	(760)	(1,258)	(959)

Net cash (used in) provided by financing activities	(188,175)	155,596	(111,845)

Effect of exchange rate changes on cash and cash equivalents	7,527	(11,177)	6,441

(Decrease) increase in cash and cash equivalents	(10,999)	27,813	30,591
Cash and cash equivalents, beginning of year	120,735	92,922	62,331

Cash and cash equivalents, end of year	$109,736	120,735	92,922

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
GARDNER DENVER, INC.
(Dollars in thousands except per share amounts or amounts described in millions)

Note 1:	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements reflect the operations of Gardner Denver, Inc. (“Gardner Denver” or the “Company”) and its subsidiaries. Certain prior year amounts have been reclassified to conform to the current year presentation (see the adoption of new accounting guidance for noncontrolling interest in Note 2 “New Accounting Standards.”).

Effective January 1, 2009, the Company reorganized its five former operating divisions into two major product groups based primarily on its customers served and the products and services offered: the Industrial Products Group and the Engineered Products Group. The Industrial Products Group includes the former Compressor and Blower Divisions, plus the multistage centrifugal blower operations formerly managed in the Engineered Products Division. The Engineered Products Group is comprised of the former Engineered Products (excluding the multistage centrifugal blower operations), Thomas Products and Fluid Transfer Divisions. These changes were designed to streamline operations, improve organizational efficiencies and create greater focus on customer needs. As a result of these organizational changes, the Company realigned its segment reporting structure with the newly formed product groups effective with the quarterly reporting period ended March 31, 2009. All segment financial information presented for 2009 and prior years in this Annual Report on Form 10-K reflect this realignment. See Note 20 “Segment Information.”

Principles of Consolidation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates the estimates and assumptions related to the allowance for doubtful trade receivables, inventory obsolescence, warranty reserves, fair value of equity-based awards, goodwill and purchased intangible asset valuations, asset impairments, employee benefit plan liabilities, income tax liabilities and assets and related valuation allowances, uncertain tax positions, restructuring reserves, litigation and other loss contingencies, and the allocation of corporate costs to reportable segments. Actual results could differ materially and adversely from those estimates and assumptions, and such results could affect the Company’s consolidated net income, financial position, or cash flows.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries, where the functional currency is not the U.S. Dollar (“USD”), are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Adjustments resulting from the translation of the financial statements of foreign operations into USD are excluded from the determination of net income, and are reported in accumulated other comprehensive income, a separate component of stockholders’ equity, and included as a component of other comprehensive income (loss). Assets and liabilities of subsidiaries that are denominated in currencies other than the subsidiaries’ functional currency are remeasured into the functional currency using end of period exchange rates, or historical rates, for certain balances, where applicable. Gains and losses related to these remeasurements are recorded within the Consolidated Statements of Operations as a component of “Other operating expense, net.”

Revenue Recognition

The Company recognizes revenue from the sale of products and services under the provisions of U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Accordingly, revenue is recognized only when a firm sales agreement is in place, delivery has occurred or services have been rendered and collectability of the fixed or determinable sales price is reasonably assured. These criteria are usually met at the time of product shipment. Service revenue is earned and recognized when services are performed and collection is reasonably assured and are not material to any period presented. The Company’s revenue recognition policy does not vary among its various marketing venues, including independent distributors, sales representatives and original equipment manufacturers (“OEM”).

In revenue transactions where installation is required, revenue can be recognized when the installation obligation is not essential to the functionality of the delivered product. Certain of the Company’s sales of products involve inconsequential or perfunctory performance obligations for non-essential installation supervision or training. These obligations are inconsequential and perfunctory as their fair value is relatively insignificant compared to the related revenue; the Company has a demonstrated history of completing the remaining tasks in a timely manner; the skills required to complete these tasks are not unique to the Company and, in many cases, can be provided by third parties or the customer; and in the event that the Company fails to complete the remaining obligations under the sales contract, it does not have a refund obligation with respect to the product that was delivered. When the only remaining undelivered performance obligation under an arrangement is inconsequential or perfunctory, revenue is recognized on the total contract and a provision for the cost of the unperformed obligation is recorded.

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

Sales volume discounts offered to customers are recorded as deductions to gross revenues when the discount is earned. Product returns from customers are recorded as a deduction to gross revenues when the Company can reasonably estimate the amount of such returns. Other sales credits, which may include correction of billing errors, incorrect shipments and settlement of customer disputes, are recorded as deductions to gross revenues.

Cash and Cash Equivalents

Cash and equivalents are highly liquid investments primarily consisting of demand deposits. Cash and cash equivalents have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. As of December 31, 2009, cash of $2.9 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company and its subsidiaries.

Accounts Receivable

Trade accounts receivable consist of amounts owed for orders shipped to or services performed for customers and are stated net of an allowance for doubtful accounts. Reviews of customers’ creditworthiness are performed prior to order acceptance or order shipment.

Trade accounts receivable are recorded at net realizable value. This value includes an appropriate allowance for doubtful accounts for estimated losses that may result from the Company’s inability to fully collect amounts due from its customers. The allowance is determined based on a combination of factors, including the length of time that the trade receivables are past due, history of write-offs and the Company’s knowledge of circumstances relating to specific customers’ ability to meet their financial obligations.

Inventories

Inventories, which consist primarily of raw materials and finished goods, are carried at the lower of cost or market value. Fixed manufacturing overhead is allocated to the cost of inventory based on the normal capacity of production facilities. Unallocated overhead during periods of abnormally low production levels is recognized as cost of sales in the period in which it is incurred. As of December 31, 2009, $168.2 million (74%) of the Company’s inventory is accounted for on a first-in, first-out (FIFO) basis with the remaining $58.3 million (26%) accounted for on a last-in, first-out (LIFO) basis. The Company establishes inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. Shipping and handling costs are classified as a component of cost of sales in the Consolidated Statements of Operations.

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

Goodwill and Indefinite-lived Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Intangible assets, including goodwill, are assigned to the Company’s operating segments based upon their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 25 years. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other (“FASB ASC 350”), intangible assets deemed to have indefinite lives and goodwill are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of an operating division below its aggregate carrying value. The Company performs the impairment test of the carrying values of its goodwill and indefinite-lived intangible assets at the reporting unit level during the third quarter of each fiscal year using balances as of June 30.

The goodwill impairment test involves a two-step process. The first step involves comparing the estimated fair value of each reporting unit with its aggregate carrying value, including goodwill. If a reporting unit’s aggregate carrying value exceeds its estimated fair value, the Company performs the second step of the goodwill impairment test. The second step involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill to measure the amount of impairment loss, if any.

The impairment test for indefinite-lived intangibles involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Long-lived Assets

The Company accounts for long-lived assets, including intangible assets that are amortized, in accordance with FASB ASC 360-10-05-4, Impairment or Disposal of Long-Lived Assets (“FASB ASC 360-10-05-4”) which requires that all long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include the occurrence of an adverse change in the market involving the business employing the related long-lived assets or a situation in which it is more likely than not that the Company will dispose of such assets. If indicators of impairment are present, reviews are performed to determine whether the carrying value of the long-lived assets to be held and used is impaired. Such reviews involve a comparison of the carrying amount of the asset group to the future net undiscounted cash flows expected to be generated by those assets over their remaining useful lives. If the comparison indicates that there is impairment, the impairment loss to be recognized as a non-cash charge to earnings is measured by the amount by which the carrying amount of the assets exceeds their fair value and the impaired assets are written down to their fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted expected future cash flows. Assets to be disposed are reported at the lower of the carrying amount or fair value, less costs to dispose.

Warranty Reserves

Most of the Company’s sales are covered by warranty provisions that generally provide for the repair or replacement of qualifying defective items for a specified period after the time of sale, typically 12 months. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized based upon historical warranty experience and additionally for any known product warranty issues. Although the Company engages in extensive product quality programs and processes, the Company’s warranty obligation has been and may in the future be affected by product failure rates, repair or field replacement costs and additional development costs incurred in correcting any product failure.

Stock-Based Compensation

The Company accounts for share-based payment awards in accordance with FASB ASC 718, Compensation — Stock Compensation (“FASB ASC 718”). Share-based payment expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period (generally the vesting period of the award). Determination of the fair values of share-based payment awards at grant date requires judgment, including estimating the expected term of the relevant share-based awards and the expected volatility of the Company’s stock. Additionally, management must estimate the amount of share-based awards that are expected to be forfeited. The expected term of share-based awards represents the period of time that the share-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. The expected volatility is based on the historical volatility of the Company’s stock over the expected term of the award. Expected forfeitures are based on historical experience and have not fluctuated significantly during the past three fiscal years.

Pension and Other Postretirement Benefits

Gardner Denver sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. In determining these assumptions, the Company consults with outside actuaries and other advisors. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2009 and 2008 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost. See Note 11 “Benefit Plans” for disclosures related to Gardner Denver’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

Income Taxes

The Company has determined tax expense and other deferred tax information based on the asset and liability method. Deferred income taxes are provided on temporary differences between assets and liabilities for financial and tax reporting purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. A valuation allowance is established for deferred tax assets for which realization is not assured.

The Company adopted certain provisions of FASB ASC 740 Income Taxes, effective January 1, 2007, specifying that tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The Company believes that its income tax liabilities, including related interest, are adequate in relation to the potential for additional tax assessments. There is a risk, however, that the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in income tax expense and, therefore, could have a material impact on the Company’s tax provision, net income and cash flows. The Company reviews its liabilities quarterly, and may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new cases law, negotiations between tax authorities of different countries concerning transfer prices, the resolution of audits, or the expiration of statutes of limitations. Adjustments are most likely to occur in the year during which major audits are closed.

Research and Development

During the years ended December 31, 2009, 2008, and 2007, the Company spent approximately $36.0 million, $38.7 million, and $37.3 million, respectively on research activities relating to the development of new products and the improvement of existing products. All such expenditures were funded by the Company and were expensed as incurred.

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

Comprehensive (Loss) Income

The Company’s comprehensive (loss) income consists of net (loss) income and other comprehensive income (loss), consisting of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations, (ii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes, (iii) unrealized gains and losses on hedges of net investments in foreign operations, and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 13 “Accumulated Other Comprehensive Income.”

Restructuring Charges

The Company accounts for costs incurred in connection with the closure and consolidation of facilities and functions in accordance with FASB ASC 420, Exit or Disposal Cost Obligations (“FASB ASC 420”); FASB ASC 712 Compensation — Nonretirement Postemployment Benefits (“FASB ASC 712”); FASB ASC 360-10-05-4; FASB ASC 805, Business Combinations (“FASB ASC 805”); and EITF No. 95-3 (superseded by FASB ASC 805). Such costs include employee termination benefits (one-time arrangements and benefits attributable to prior service); termination of contractual obligations; the write-down of current and long-term assets to the lower of cost or fair value; and other direct incremental costs including relocation of employees, inventory and equipment.

A liability is established through a charge to operations for (i) one-time employee termination benefits when management commits to a plan of termination and communicates such plan to the affected group of employees; (ii) employee termination benefits that accumulate or vest based on prior service when it becomes probable that such termination benefits will be paid and the amount of the payment can be reasonably estimated; and (iii) contract termination costs when the contract is terminated or the Company becomes contractually obligated to make such payment. If an operating lease is not terminated, a liability is established when the Company ceases use of the leased property. Other direct incremental costs are charged to operations as incurred.

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

Note 2:	New Accounting Standards

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of FASB ASC 805, requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the consolidated statement of operations separately from the business combination. In April 2009, the FASB amended the guidance on the initial recognition, measurement and subsequent accounting for contingencies arising in business combinations. The revised guidance applies to business combinations for acquisitions occurring on or after January 1, 2009. The impact of the revised guidance on the Company’s consolidated financial statements will depend on the nature, terms and size of acquisitions it consummates in the future.

In December 2007, the FASB issued new accounting and reporting guidance for noncontrolling interests. The new guidance, which is part of FASB ASC 810, Consolidation, established accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It requires that noncontrolling interests be displayed in the balance sheet as a separate component of stockholders’ equity and that net earnings attributable to noncontrolling interests be identified and presented in the statement of operations. In addition, changes in ownership interests where the parent retains a controlling interest are to be reported as equity transactions. The Company adopted the provisions of this guidance prospectively effective January 1, 2009, with the exception of the presentation and disclosure requirements, which have been applied retrospectively, as required, and are reflected in the accompanying consolidated financial statements.

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now part of FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”), requires enhanced disclosures for derivative instruments and hedging activities, including (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted this guidance effective January 1, 2009. See Note 16 “Hedging Activities, Derivative Instruments and Credit Risk” for the Company’s disclosures about its derivative instruments and hedging activities.

In December 2008, the FASB issued new guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans. This guidance, which is now part of FASB ASC 715, Compensation-Retirement Benefits, is effective for financial statements issued for fiscal years ending after December 15, 2009. See Note 11 “Benefit Plans” for the new disclosures required by this guidance.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” (“SFAS No. 168”). This statement modified the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative. SFAS No. 168 also established the FASB Accounting Standards Codificationtm as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP in the United States. All guidance contained in the Codification carries an equal level of authority. Effective July 1, 2009, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification is nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. All accounting references in this Annual Report on Form 10-K have been updated and, accordingly, references to prior accounting standards have been replaced with FASB ASC references as appropriate.

In August 2009, the FASB issued Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”). The revised guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the principles of Topic 820. ASU 2009-05 was effective for reporting periods beginning after issuance. The adoption of this guidance by the Company in the fourth quarter of 2009 did not have a material effect on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Update No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under FASB ASC 605-25, Revenue Recognition, Multiple-Element Arrangements. The revised guidance primarily provides two significant changes: (i) eliminates the need for objective and reliable evidence of fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (ii) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company is currently assessing the impact of this new guidance on its consolidated financial statements and related disclosures.

In January 2010, the FASB issued Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This update requires the following new disclosures: (i) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and (ii) a reconciliation for fair value measurements using significant unobservable inputs (Level 3), including separate information about purchases, sales, issuance, and settlements. The update also clarifies existing requirements about fair value measurement disclosures and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the reconciliation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.

Note 3:	Business Combinations

The following table presents summary information with respect to acquisitions completed by Gardner Denver during the last three years:

Date of Acquisition	Acquired Entity	Transaction Value

October 20, 2008	CompAir Holdings Limited	£218.3 million (approximately $378.5 million)
August 6, 2008	Best Aire, Inc.	$5.9 million

All acquisitions have been accounted for using the purchase method and, accordingly, their results are included in the Company’s consolidated financial statements from the respective dates of acquisition. Under the purchase method, the purchase price is allocated based on the fair value of assets received and liabilities assumed as of the acquisition date.

Acquisition of CompAir Holdings Limited

On October 20, 2008, the Company acquired CompAir Holdings Limited (“CompAir”), a leading global manufacturer of compressed air and gas solutions. The acquisition of CompAir allowed the Company to further broaden its geographic presence, diversify its end market segments served, and provided opportunities to reduce operating costs and achieve sales and marketing efficiencies. CompAir’s products are complementary to the Industrial Products Group’s product portfolio. The Company acquired all outstanding shares and share equivalents of CompAir for a total purchase price of $378.5 million, which consisted of $329.9 million in shareholder consideration, $39.8 million of CompAir external debt retired at closing and $8.8 million of transaction costs and other liabilities settled at closing. With the transaction, the Company also assumed approximately $5.9 million in long-term debt. As of October 20, 2008, CompAir had $24.1 million in cash and equivalents. The net transaction value, including assumed debt (net of cash acquired) and direct acquisition costs, was approximately $360.3 million. There are no remaining material contingent payments or commitments related to this acquisition.

The following table summarizes the Company’s estimates of the fair values of the assets acquired and liabilities assumed at the date of acquisition.

CompAir Holdings Limited

Assets Acquired and Liabilities Assumed

October 20, 2008
(Dollars in thousands)

Cash and cash equivalents	$24,094
Accounts receivable, net	100,905
Inventories, net	70,988
Property, plant and equipment	37,944
Other assets	11,719
Identifiable intangible assets	148,347
Goodwill	174,482
Current liabilities	(120,948)
Long-term debt	(5,921)
Long-term deferred income taxes	(31,520)
Other long-term liabilities	(31,568)

Aggregate purchase price	$378,522

The following table summarizes the estimates of the fair values of the intangible assets acquired in the CompAir acquisition:

Amortizable intangible assets:
Technology	$40,647
Trademarks	49,578
Customer relationships	51,017
Other	7,105
Unamortizable intangible assets:
Goodwill	174,482

Total intangible assets	$322,829

The weighted-average amortization period for technology, trademarks, customer relationships and other amortizable assets are 19, 25, 16 and 2 years, respectively. All of the goodwill has been assigned to the Industrial Products Group and none of the goodwill amount is expected to be deductible for tax purposes.

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

	2008(1)	2007(2)
	Unaudited	Unaudited

Revenues	$2,448,154	2,401,188
Net income	164,524	185,708
Diluted earnings per share	$3.10	3.44

(1)	Net income and diluted earnings per share in 2008 reflect charges totaling approximately $10.4 million, before income tax, for mark-to-market adjustments for cash transactions and forward currency contracts on British pound sterling (“GBP”) entered into to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s revolving credit facility following the completion of the CompAir acquisition.

(2)	Net income and diluted earnings per share in 2007 reflect a charge of approximately $3.3 million, before income tax, attributable to the valuation of the inventory of CompAir at the acquisition date.

Note 4:	Restructuring

In 2008 and 2009, the Company finalized and announced certain restructuring plans designed to address (i) rationalization of the Company’s manufacturing footprint, (ii) slowing global economic growth and the resulting deterioration in the Company’s end markets and (iii) integration of CompAir into its existing operations. These plans included the closure and consolidation of manufacturing facilities in Europe and the U.S., and various voluntary and involuntary employee termination and relocation programs. In accordance with FASB ASC 420 and FASB ASC 712, a charge totaling $11.1 million (included in “Other operating expense, net”) was recorded in 2008, of which $8.5 million was associated with the Industrial Products Group and $2.6 million was associated with the Engineered Products Group. Charges totaling $46.1 million were recorded in 2009, of which $25.8 million was associated with the Industrial Products Group and $20.3 million was associated with the Engineered Products Group. Execution of these plans, including payment of employee severance benefits, is expected to be substantively completed during the first quarter of 2010.

During 2009, the Company recorded a gross charge totaling approximately $5.2 million in connection with the consolidation of certain U.S. operations. The Company expects that these costs will be funded by a state grant. The anticipated amount of the grant was recorded as a reduction to this charge and the establishment of a current receivable. If the Company does not maintain certain employment and payroll levels specified in the grant over a ten-year period, it will be obligated to return a portion of the grant funds to the state on a pro-rata basis. Any such amounts that may be returned to the state will be charged to operating income when identified. The Company currently expects to meet the required employment and payroll levels.

In connection with the acquisition of CompAir, the Company has implemented plans identified at or prior to the acquisition date to close and consolidate certain former CompAir functions and facilities, primarily in North America and Europe. These plans included various voluntary and involuntary employee termination and relocation programs affecting both salaried and hourly employees and exit costs associated with the sale, lease termination or sublease of certain manufacturing and administrative facilities. The terminations, relocations and facility exits were substantively completed during 2009. A liability of $8.9 million was included in the allocation of the CompAir purchase price for the estimated cost of these actions at October 20, 2008. This liability was increased by $2.1 million in 2009 to reflect the finalization of certain of these plans.

The following table summarizes the activity in the restructuring accrual accounts. The balance at December 31, 2007 is related to restructuring plans associated with the acquisition of Thomas Industries Inc. in 2005, all of which were completed during 2008.

	Termination
	Benefits	Other	Total

Balance at December 31, 2007	$1,119	323	1,442
Charged to expense	10,079	1,027	11,106
Acquisition purchase price allocation	7,455	1,446	8,901
Paid	(4,321)	(367)	(4,688)
Other, net (primarily foreign currency translation)	(698)	(64)	(762)

Balance at December 31, 2008	$13,634	2,365	15,999
Charged to expense	40,134	5,992	46,126
Acquisition purchase price allocation	1,556	584	2,140
Paid	(40,711)	(5,526)	(46,237)
Other, net (primarily foreign currency translation)	2,712	240	2,952

Balance at December 31, 2009	$17,325	3,655	20,980

Note 5:	Allowance for Doubtful Accounts

The allowance for doubtful trade accounts receivable as of December 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007

Balance as of January 1	$10,642	8,755	9,184
Provision charged to expense	2,078	1,702	960
Acquisitions	—	2,752	—
Charged to other accounts(1)	347	(451)	773
Deductions	(2,377)	(2,116)	(2,162)

Balance as of December 31	$10,690	10,642	8,755

(1)	Includes primarily the effect of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD.

Note 6:	Inventories

Inventories as of December 31, 2009 and 2008 consist of the following:

	2009	2008

Raw materials, including parts and subassemblies	$150,085	159,425
Work-in-process	39,691	47,060
Finished goods	51,638	90,951

	241,414	297,436
Excess of FIFO costs over LIFO costs	(14,961)	(12,611)

Inventories, net	$226,453	284,825

During 2009 and 2008, the amount of inventories in certain LIFO pools decreased, which resulted in liquidations of LIFO inventory layers, which are carried at lower costs. The effect of these liquidations was to increase net income in 2009 and 2008 by approximately $184 and $351, respectively. It is the Company’s policy to record the earnings effect of LIFO inventory liquidations in the quarter in which a decrease for the entire year becomes certain. In both 2009 and 2008, the LIFO liquidation income was recorded in the fourth quarter. The Company believes that FIFO costs in the aggregate approximate replacement or current cost and, thus, the excess of replacement or current cost over LIFO value was $15.0 million and $12.6 million as of December 31, 2009 and 2008, respectively.

Note 7:	Property, Plant and Equipment

Property, plant and equipment as of December 31, 2009 and 2008 consist of the following:

	2009	2008

Land and land improvements	$31,106	28,818
Buildings	168,153	143,489
Machinery and equipment	284,239	269,898
Tooling, dies, patterns, etc.	64,913	64,162
Office furniture and equipment	50,781	50,107
Other	17,653	17,759
Construction in progress	10,025	14,455

	626,870	588,688
Accumulated depreciation	(320,635)	(283,676)

Property, plant and equipment, net	$306,235	305,012

Note 8:	Goodwill and Other Intangible Assets

Intangible assets, including goodwill, are assigned to the Company’s operating segments based upon their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 25 years. Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of an operating division below its aggregate carrying value. The Company performs the impairment test of the carrying values of its goodwill and indefinite-lived intangible assets at the reporting unit level during the third quarter of each fiscal year using balances as of June 30. Under the impairment test, if a reporting unit’s aggregate carrying value exceeds its estimated fair value, a goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill.

During the first quarter of 2009, the Company concluded that sufficient indicators existed to require it to perform an interim impairment test of the carrying values of its goodwill and indefinite-lived intangible assets as of March 31, 2009. The Company’s conclusion was based upon a combination of factors, including the continued significant decline in order rates for certain products, the uncertain outlook regarding when such order rates might return to levels and growth rates experienced in recent years, and the sustained decline in the price of the Company’s common stock resulting in the Company’s market capitalization being below the Company’s carrying value at March 31, 2009. The results of the interim tests indicated that the carrying value of one of the reporting units within the Industrial Products Group segment exceeded its fair value, indicating that a potential goodwill impairment existed, and, accordingly, the Company recorded a non-cash goodwill impairment charge of $252.5 million during 2009.

The Company completed its annual impairment test of the carrying values of its goodwill and indefinite-lived intangible assets as of June 30, 2009 and concluded that there was no further impairment of goodwill. However, the Company identified and recorded a non-cash impairment charge related to its indefinite-lived intangible assets of $9.9 million, primarily associated with a trade name in the Industrial Products Group segment. The estimated fair value of this trade name is based on a royalty savings concept, which assumes the Company would be required to pay a royalty to a third party for use of the asset if the Company did not own the asset, and is largely dependent on the projected revenues for products directly associated with the trade name. The projected revenues and resulting projected cash flows for these products declined, resulting in the necessity to reduce the carrying value for this intangible asset. Both the goodwill and trade name impairment charges are reflected as a decrease in the carrying value of goodwill and other intangibles, net, respectively, in the Consolidated Balance Sheet as of December 31, 2009 and as impairment charges in the Consolidated Statements of Operations for the year ended December 31, 2009.

In performing the annual and interim goodwill impairment tests, the Company determined the estimated fair value of each reporting unit utilizing the income approach model. This approach makes use of unobservable factors, and the key assumptions that impact the calculation of fair value include the Company’s estimates of the projected revenues, cash flows and a discount rate applied to such cash flows. In developing projected revenues and cash flows, the Company considered available information including, but not limited to, its short-term internal forecasts, historical results, anticipated impact of implemented restructuring initiatives, and its expectations about the depth and duration of the current economic downturn. In addition, the Company forecasted sales growth to trend down to an inflationary growth rate of 3% per annum by 2017 and beyond. The determination of the discount rate was based on the weighted-average cost of capital with the cost of equity determined using the capital asset pricing model (“CAPM”). The CAPM uses assumptions such as a risk-free rate, a stock-beta adjusted risk premium and a size premium. These assumptions were derived from publicly available information and, therefore, the Company believes its assumptions are reflective of the assumptions made by market participants. Additionally, the market approach was used to provide market evidence supporting the Company’s overall enterprise value and corroborate the reasonableness of the consolidated fair value of equity derived under the income approach as compared to the Company’s market capitalization, inclusive of an estimated overall control premium.

In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment testing, the Company applied a hypothetical 10% decrease to the fair value of each reporting unit, other than the reporting unit that was deemed to be impaired, which it believes represented a reasonably possible change at the time of the test. This hypothetical 10% decrease did not change the results of the Company’s interim and annual impairment testing.

The Company reviews long-lived assets, including its intangible assets subject to amortization, which consist primarily of customer relationships and intellectual property for the Company, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Such events and circumstances include the occurrence of an adverse change in the market involving the business employing the related long-lived assets or a situation in which it is more likely than not that the Company will dispose of such assets. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, during the first quarter of 2009, the

Company tested its long-lived assets for impairment and determined that there was no impairment. There were no further impairment indicators during the remainder of fiscal 2009.

The Company does not believe that the near-term economic challenges are indicative of the long-term economic outlook for its businesses and the end markets it serves. It is possible that these assumptions may change if the economic environment deteriorates or remains at current levels for an extended period of time. In such circumstances, the Company may record non-cash impairment charges relating to its goodwill and long-lived assets, including its intangible assets subject to amortization, and the Company’s business, financial condition and results of operations will likely be materially and adversely affected.

The changes in the carrying amount of goodwill attributable to each reportable segment for the years ended December 31, 2009 and 2008 are presented in the table below. The adjustments to goodwill include reallocated goodwill between segments and reallocations of purchase price subsequent to the dates of acquisition for acquisitions completed in prior fiscal years.

	Industrial	Engineered
	Products	Products	Total

Balance as of December 31, 2007
Goodwill	$363,011	322,485	685,496
Accumulated impairment	—	—	—

	363,011	322,485	685,496
Acquisitions	157,533	—	157,533
Adjustments to goodwill	(3,851)	3,559	(292)
Foreign currency translation	(25,641)	(12,448)	(38,089)

Balance as of December 31, 2008
Goodwill	491,052	313,596	804,648
Accumulated impairment	—	—	—

	491,052	313,596	804,648
Adjustments to goodwill	16,275	(2)	16,273
Impairment of goodwill	(252,533)	—	(252,533)
Foreign currency translation	2,030	7,596	9,626

Balance as of December 31, 2009
Goodwill	509,357	321,190	830,547
Accumulated impairment	(252,533)	—	(252,533)

	$256,824	321,190	578,014

Other intangible assets at December 31, 2009 and 2008 consist of the following:

	2009		2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists and relationships	$121,990	(24,580)	133,596	(17,654)
Acquired technology	98,163	(47,162)	91,713	(36,464)
Trademarks	56,245	(6,604)	57,332	(3,450)
Other	7,555	(3,781)	4,728	(2,883)
Unamortized intangible assets:
Trademarks	112,584	—	119,345	—

Total other intangible assets	$396,537	(82,127)	406,714	(60,451)

Amortization of intangible assets was $19.4 million and $14.5 million in 2009 and 2008, respectively. Amortization of intangible assets is anticipated to be approximately $19.0 million per year for 2010 through 2014 based upon exchange rates and intangible assets with finite useful lives included in the balance sheet as of December 31, 2009.

Note 9:	Accrued Liabilities

Accrued liabilities as of December 31, 2009 and 2008 consist of the following:

	2009	2008

Salaries, wages and related fringe benefits	$43,384	65,843
Taxes	16,405	14,133
Advance payments on sales contracts	26,944	36,938
Product warranty	19,312	19,141
Product liability, and medical and workers’ compensation claims	7,192	11,604
Restructuring	20,980	15,999
Other	60,845	60,892

Total accrued liabilities	$195,062	224,550

A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

Balance as of January 1	$19,141	15,087	15,298
Product warranty accruals	24,307	16,073	12,409
Settlements	(24,643)	(15,168)	(13,168)
Acquisitions	—	3,975	—
Charged to other accounts(1)	507	(826)	548

Balance as of December 31	$19,312	19,141	15,087

(1)	Includes primarily the effect of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD.

Note 10:	Debt

Debt as of December 31, 2009 and 2008 consists of the following:

	2009	2008

Short-term debt	$5,497	11,786

Long-term debt:
Credit Line, due 2013(1)	$2,500	37,000
Term Loan denominated in U.S. dollars, due 2013(2)	113,000	177,750
Term Loan denominated in euros, due 2013(3)	100,310	165,284
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages(4)	8,500	8,911
Variable Rate Industrial Revenue Bonds, due 2018	—	8,000
Capitalized leases and other long-term debt	9,709	9,937

Total long-term debt, including current maturities	359,019	531,882
Current maturities of long-term debt	28,084	25,182

Long-term debt, less current maturities	$330,935	506,700

(1)	The loans under this facility may be denominated in USD or several foreign currencies. At December 31, 2009, the outstanding balance consisted only of USD borrowings. The interest rates under the facility are based on prime, federal funds and/or the London interbank offer rate (“LIBOR”) for the applicable currency. The interest rate was 4.5% as of December 31, 2009.

(2)	The interest rate for this loan varies with prime, federal funds and/or LIBOR. At December 31, 2009, this rate was 2.8% and averaged 3.0% for the twelve-month period ending December 31, 2009.

(3)	The interest rate for this loan varies with LIBOR. At December 31, 2009, the rate was 2.9% and averaged 3.6% for the twelve-month period ending December 31, 2009.

(4)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €5,932 at December 31, 2009. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

On September 19, 2008, the Company entered into a credit agreement with a syndicate of lenders (the “2008 Credit Agreement”) consisting of (i) a $310.0 million Revolving Line of Credit (the “Revolving Line of Credit”), (ii) a $180.0 million term loan (“U.S. Dollar Term Loan”) and (iii) a €120.0 million term loan (“Euro Term Loan”). In addition, the 2008 Credit Agreement provides for a possible increase in the revolving credit facility of up to $200.0 million.

The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $13.7 million, $19.9 million, $33.6 million, and $45.8 million in 2010 through 2013, respectively. The Euro Term Loan requires quarterly principal payments aggregating approximately €8.5 million, €12.3 million, €20.8 million, and €28.4 million in 2010 through 2013, respectively.

The Revolving Line of Credit also matures on October 15, 2013. Loans under this facility may be denominated in USD or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement. On December 31, 2009, the Revolving Line of Credit had an outstanding principal balance of $2.5 million. In addition, letters of credit in the amount of $15.6 million were outstanding on the Revolving Line of Credit at December 31, 2009, leaving $291.9 million available for future use, subject to the terms of the Revolving Line of Credit.

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

The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25%. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s Consolidated Total Debt to Consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. The initial margins described above continued to be in effect through 2009. The Company periodically uses interest rate swaps to hedge some of its exposure to variability in future LIBOR-based interest payments on variable-rate debt (see Note 16 “Hedging Activities, Derivative Instruments and Credit Risk”).

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

The 2008 Credit Agreement includes customary covenants that are substantially similar to those contained in the Company’s previous credit facilities. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of

December 31, 2009, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.

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

The Euro Term Loan has been designated as a hedge of net euro (“EUR”) investments in foreign operations. As such, changes in the reported amount of these borrowings due to changes in currency exchange rates are included in accumulated other comprehensive income (see Note 13 “Accumulated Other Comprehensive Income”).

Total debt maturities for the five years subsequent to December 31, 2009 and thereafter are approximately $33.6 million, $39.1 million, $67.0 million, $214.7 million, $0.7 million and $9.4 million, respectively.

The rentals for all operating leases were $31.3 million, $24.7 million, and $20.5 million, in 2009, 2008 and 2007, respectively. Future minimum rental payments for operating leases for the five years subsequent to December 31, 2009 and thereafter are approximately $27.2 million, $21.6 million, $15.5 million, $10.2 million, $7.5 million, and $23.6 million, respectively.

Note 11:	Benefit Plans

Pension and Postretirement Benefit Plans

The Company sponsors a number of pension and postretirement plans worldwide. Benefits are provided to employees under defined benefit pay-related and service-related plans, which are non-contributory in nature. The Company’s funding policy for the U.S. defined benefit retirement plans is to annually contribute amounts that equal or exceed the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The Company’s annual contributions to the international retirement plans are consistent with the requirements of applicable local laws.

Effective October 20, 2008, the Company completed its acquisition of CompAir. CompAir sponsors a number of defined benefit and defined contribution plans in several countries. CompAir’s primary defined benefit plans are located in Germany, the U.K, the U.S. and South Africa. The majority of such plans are frozen to new participants and, in certain instances, no additional future service credits are awarded.

The Company implemented certain revisions to its two largest pension plans in the U.S. and the United Kingdom (“U.K.”) in the past as a result of which no future service credits are being awarded under these plans.

The Company also provides postretirement healthcare and life insurance benefits in the U.S. and South Africa to a limited group of current and retired employees. All of the Company’s postretirement benefit plans are unfunded.

The following table provides a reconciliation of the changes in the benefit obligations (the projected benefit obligation in the case of the pension plans and the accumulated benefit obligation in the case of the other postretirement plans) and in the fair value of plan assets over the two-year period ended December 31, 2009. The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.

	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2009	2008	2009	2008	2009	2008

Reconciliation of benefit obligations:
Obligations as of January 1	$72,850	72,862	$169,258	218,845	$17,509	19,476
Service cost	—	—	1,076	1,098	38	20
Interest cost	4,214	4,229	11,077	11,910	1,069	1,139
Actuarial losses (gains)	2,155	(1,353)	32,060	(30,738)	(635)	(1,985)
Plan amendments	—	—	—	519	—	—
Benefit payments	(7,695)	(4,885)	(8,023)	(6,368)	(1,561)	(1,839)
Acquisitions	—	1,997	—	17,106	—	652
Plan curtailments	—	—	(153)	—	—	—
Effect of foreign currency exchange rate changes	—	—	15,031	(43,114)	201	46

Benefit obligations as of December 31	$71,524	72,850	$220,326	169,258	$16,621	17,509

Reconciliation of fair value of plan assets:
Fair value of plan assets as of January 1	$44,481	59,888	$122,665	179,006
Actual return on plan assets	8,952	(15,938)	20,526	(18,461)
Acquisitions	—	1,600	—	1,482
Employer contributions	1,299	3,816	3,238	6,558
Benefit payments and plan expenses	(7,695)	(4,885)	(8,023)	(6,368)
Effect of foreign currency exchange rate changes	—	—	12,382	(39,552)

Fair value of plan assets as of December 31	$47,037	44,481	$150,788	122,665

Funded status as of December 31	$(24,487)	(28,369)	$(69,538)	(46,593)	$(16,621)	(17,509)

Amounts recognized as a component of accumulated other comprehensive income at December 31, 2009 and 2008 that have not been recognized as a component of net periodic benefit cost are presented in the following table:

	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2009	2008	2009	2008	2009	2008

Net actuarial losses (gains)	$22,642	28,032	$32,677	11,218	$(10,460)	(11,189)
Prior-service cost (credit)	2	10	331	479	(447)	(612)

Amounts included in accumulated other comprehensive loss (income)	$22,644	28,042	$33,008	11,697	$(10,907)	(11,801)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year ending December 31, 2010, are $2.4 million and zero, respectively. The estimated net gain and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year ending December 31, 2010, are $1.3 million and $0.1 million, respectively.

The total pension and other postretirement accrued benefit liability is included in the following captions in the Consolidated Balance Sheets at December 31, 2009 and 2008:

	2009	2008

Accrued liabilities	$(3,002)	(3,099)
Postretirement benefits other than pensions	(15,022)	(15,764)
Other liabilities	(92,622)	(73,608)

Total pension and other postretirement accrued benefit liability	$(110,646)	(92,471)

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008

Projected benefit obligation	$71,524	72,850	$219,629	58,759
Accumulated benefit obligation	71,524	72,850	194,306	55,905
Fair value of plan assets	47,036	44,481	150,051	18,965

The accumulated benefit obligation for all U.S. defined benefit pension plans was $71.5 million and $72.8 million at December 31, 2009 and 2008, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $195.0 million and $151.3 million at December 31, 2009 and 2008, respectively.

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income, before income tax effects, for the years ended December 31, 2009, 2008 and 2007:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Net periodic benefit cost (income):
Service cost	$—	—	—	$1,092	1,098	3,847	$38	20	16
Interest cost	4,214	4,229	4,202	11,077	11,910	10,916	1,069	1,139	1,413
Expected return on plan assets	(3,193)	(4,630)	(4,535)	(9,028)	(12,561)	(11,926)	—	—	—
Amortization of prior-service cost (credit)	7	15	14	32	38	—	(165)	(374)	(443)
Amortization of net loss (gain)	1,787	149	186	(75)	(86)	400	(1,360)	(1,346)	(828)

Net periodic benefit cost (income)	2,815	(237)	(133)	3,098	399	3,237	$(418)	(561)	158
Gain due to settlements or curtailments	—	—	—	(66)	—	—	—	—	—

Total net periodic benefit cost (income) recognized	$2,815	(237)	(133)	$3,032	399	3,237	$(418)	(561)	158

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(3,604)	19,215	2,317	$21,382	796	(11,191)	$(631)	(1,984)	(4,967)
Amortization of net actuarial (loss) gain	(1,787)	(149)	(186)	75	86	(400)	1,360	1,346	828
Prior service cost	—	—	—	—	519	—	—	—	(497)
Amortization of prior service (cost) credit	(7)	(15)	(14)	(118)	(38)	—	165	374	443
Effect of foreign currency exchange rate changes	—	—	—	(28)	(5)	9	—	—	—

Total recognized in other comprehensive income	$(5,398)	19,051	2,117	$21,311	1,358	(11,582)	$894	(264)	(4,193)

Total recognized in net periodic benefit cost and other comprehensive income	$(2,583)	18,814	1,984	$24,343	1,757	(8,345)	$476	(825)	(4,035)

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

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rate	6.3%	6.1%	5.9%	6.4%	5.8%	5.1%	6.4%	6.1%	5.9%
Expected long-term rate of return on plan assets	7.8%	8.0%	8.0%	7.0%	7.5%	7.5%	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A	3.4%	4.1%	3.9%	N/A	N/A	N/A

The following weighted-average actuarial assumptions were used to determine benefit obligations at December 31:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rate	5.7%	6.3%	6.1%	5.7%	6.4%	5.8%	6.0%	6.4%	6.1%
Rate of compensation increases	N/A	N/A	N/A	3.8%	3.4%	4.2%	N/A	N/A	N/A

The following actuarial assumptions were used to determine other postretirement benefit plans costs and obligations as of December 31:

	2009	2008	2007

Healthcare cost trend rate assumed for next year	8.1%	8.9%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.3%	5.1%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013	2013

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement medical plans. The following table provides the effects of a one-percentage-point change in assumed healthcare cost trend rates as of December 31, 2009:

	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic benefit cost — increase (decrease)	$67	$(59)
Effect on the postretirement benefit obligation — increase (decrease)	978	(864)

The following table reflects the estimated benefit payments for the next five years and for the years 2015 through 2019. The estimated benefit payments for the non-U.S. pension plans were calculated using foreign exchange rates as of December 31, 2009.

	Pension Benefits
		Non-U.S.	Other
	U.S. Plans	Plans	Postretirement Benefits

2010	$7,305	6,702	1,968
2011	6,542	7,415	1,964
2012	6,085	7,883	1,977
2013	5,547	9,676	1,944
2014	5,484	9,476	1,886
Aggregate 2015-2019	25,516	59,734	8,090

According to an actuarial assessment, the Company currently provides prescription drug benefits to certain retired employees in the U.S. which are actuarially equivalent to the Medicare prescription drug benefit, and, therefore, the Company qualifies for the federal subsidy introduced in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The reduction in accumulated postretirement benefit obligation as of December 31,

2009 and 2008 and in net periodic postretirement benefit cost during the years ended December 31, 2009, 2008 and 2007 related to this federal subsidy were not material.

In 2010, the Company expects to contribute approximately $3.9 million to the U.S. pension plans and approximately $3.6 million to the non-U.S. pension plans. The expected total contributions to the U.S. pension plans include the impact of the Pension Protection Act (“PPA”) of 2006, which became effective on August 17, 2006, and the Worker, Retiree, and Employee Recovery Act of 2008 (“WRERA”). While the PPA and WRERA have some effect on specific plan provisions of the U.S. pension plans, their primary effect is to increase the minimum funding requirements for future plan years and to require contributions greater than the minimum funding requirements to avoid benefit restrictions. The Company’s expected contributions to the U.S. pension plans in fiscal 2010, covering both the 2009 and 2010 plan years, are forecasted to be more than the required minimum funding requirements and to satisfy the required minimum funded ratio for the U.S. pension plans to prevent any benefit restrictions.

Plan Asset Investment Strategy

The Company’s overall investment strategy and objectives for its pension plan assets is to (i) meet current and future benefit payment needs through diversification across asset classes, investing strategies and investment managers to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation, (ii) secure participant retirement benefits, (iii) minimize reliance on contributions as a source of benefit security, and (iv) maintain sufficient liquidity to pay benefit obligations and proper expenses. The composition of the actual investments in various securities changes over time based on short and longer-term investment opportunities. None of the plan assets of Gardner Denver’s defined benefit plans are invested in the Company’s common stock. The Company uses both active and passive investment strategies.

Plan Asset Risk Management

The Company’s Benefits Committee, with oversight from the Audit and Finance Committee of the Board of Directors, is responsible for the ongoing monitoring and review of the investment program including plan asset performance, current trends and developments in capital markets, and appropriateness of the overall investment strategy. The Benefits Committee regularly meets with representatives of the Company’s investment advisor to consider potential changes in the plan asset allocation and monitor the performance of investment managers.

The target financial objectives for the pension plans are established in conjunction with periodic comprehensive reviews of each plan’s liability structure. The Company’s asset allocation policy is based on detailed asset and liability model (“ALM”) analyses. A formal ALM study of each major plan is undertaken every 2-5 years or whenever there has been a material change in plan demographics, benefit structure or funded status. In order to determine the recommended asset allocation, the advisors model varying return and risk levels for different theoretical portfolios, using a relative measure of excess return over treasury bills, divided by the standard deviation of the return (the “Sharpe Ratio”). The Sharpe Ratio for different portfolio options was used to compare each portfolio’s potential return, on a risk-adjusted basis. The Company selected a recommended portfolio that achieved the targeted composite return with the least amount of risk.

The Company’s primary pension plans are in the U.S. and U.K. which together comprise approximately 76% and 88% of the total projected benefit obligation and plan assets, respectively as of December 31, 2009. The following table presents the long-term target allocations for these two plans as of December 31, 2009:

	U.S. Plan	U.K. Plan

Asset category:
Cash and cash equivalents	—	9%
Equity	60%	55%
Fixed income	38%	26%
Real estate and other	2%	10%

Total	100%	100%

Fair Value Measurements

The following table presents the fair values of the Company’s pension plan assets at December 31, 2009:

	Quoted Prices
	in Active Markets
	for Identical	Significant	Significant
	Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Asset Category
Cash and cash equivalents(1)	$19,024	—	—	19,024
Equity securities:
U.S. large-cap	6,761	13,644	—	20,405
U.S. mid-cap and small-cap	—	6,583	—	6,583
International(2)	74,344	8,252	—	82,596

Total Equity securities	81,105	28,479	—	109,584
Fixed income securities:
U.S. treasury securities	608	—	—	608
Corporate bonds — domestic	—	11,473	—	11,473
Corporate bonds — international	26,829	12,715	—	39,544
U.K. Index-Linked Gilts	4,097	—	—	4,097
Diversified domestic securities	—	1,338	—	1,338
Mortgages and mortgage-backed	—	725	452	1,177

Total Fixed income securities	31,534	26,251	452	58,237
Other types of investments:
U.S. real estate(3)	—	—	1,255	1,255
Other(4)	—	—	9,725	9,725

Total	$131,663	54,730	11,432	197,825

(1)	Cash and cash equivalents consist of traditional domestic and foreign highly liquid short-term securities with the goal of providing liquidity and preservation of capital while maximizing return on assets.

(2)	The International category consists of mutual fund investments focused on companies operating in developed and emerging markets outside of the U.S. These investments target broad diversification across large and mid/small-cap companies and economic sectors.

(3)	U.S. real estate consists primarily of equity and debt investments made, directly or indirectly, in various interests in unimproved and improved real properties.

(4)	Other investments consist of insurance and reinsurance contracts securing the retirement benefits. The fair value of these contracts was calculated at the discount value of premiums paid by the Company, less expenses charged by the insurance providers. The insurance providers with which the Company has placed these contracts are well-known financial institutions with an established history of providing insurance services.

Defined Contribution Plans

The Company also sponsors defined contribution plans at various locations throughout the world. Benefits are determined and funded regularly based on terms of the plans or as stipulated in a collective bargaining agreement. The Company’s full-time salaried and hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company’s contributions to the savings plans are in the form of the Company’s common stock or cash. The Company’s total contributions to all worldwide defined contribution plans in 2009, 2008 and 2007 were $15.7 million, $18.2 million and $15.4 million, respectively.

Other Benefit Plans

The Company offers a long-term service award program for qualified employees at certain of its non-U.S. locations. Under this program, qualified employees receive a service gratuity (“Jubilee”) payment once they have achieved a certain number of years of service. The Company’s actuarially calculated obligation equaled $5.9 million and $3.6 million at December 31, 2009 and 2008, respectively.

There are various other employment contracts, deferred compensation arrangements, covenants not to compete and change in control agreements with certain employees and former employees. The liability associated with such arrangements is not material to the Company’s consolidated financial statements.

Note 12:	Stockholders’ Equity and (Loss) Earnings Per Share

In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3,000,000 shares of the Company’s outstanding common stock. This program replaced a previous program authorized in November 2007 under which the Company repurchased 2,700,000 shares during 2008 at a total cost, excluding commissions, of $100.4 million. The November 2008 repurchase program will remain in effect until all the authorized shares are repurchased unless modified by the Board of Directors. As of December 31, 2009, no shares under this program had been repurchased. All common stock acquired will be held as treasury stock and will be available for general corporate purposes.

During 2008, the Company also terminated its Stock Repurchase Program for its executive officers and directors intended to provide a means for them to sell the Company’s common stock and obtain sufficient funds to meet income tax obligations which arise from the exercise, grant or vesting of incentive stock options, restricted stock or performance shares. No shares were repurchased under this program during 2008.

At December 31, 2009 and 2008, 100,000,000 shares of $0.01 par value common stock and 10,000,000 shares of $0.01 par value preferred stock were authorized. Shares of common stock outstanding at December 31, 2009 and 2008 were 52,191,675 and 51,785,125, respectively. No shares of preferred stock were issued or outstanding at December 31, 2009 or 2008. The shares of preferred stock, which may be issued without further stockholder approval (except as may be required by applicable law or stock exchange rules), may be issued in one or more series, with the number of shares of each series and the rights, preferences and limitations of each series to be determined by the Company’s Board of Directors. The Company has an Amended and Restated Rights Plan (the “Rights Plan”) under which each share of Gardner Denver outstanding common stock has an associated right (the “Rights”) to purchase a fraction of a share of Gardner Denver Series A Junior Participating Preferred Stock. The Rights issued under the Rights Plan permit the rights holders under limited circumstances to purchase common stock of Gardner Denver or an acquiring company at a discounted price, which generally would be 50% of the respective stock’s then-current fair market value. The preferred stock that may be purchased upon exercise of such Rights provides preferred stockholders, among other things, a preferential quarterly dividend (which accrues until paid), greater voting rights, and greater rights over common stockholders to dividends, distributions and, in the case of an acquisition, consideration to be paid by the acquiring company.

On November 16, 2009, the Company’s Board of Directors adopted a dividend policy pursuant to which the Company intends to pay quarterly cash dividends on its common stock, and declared its first quarterly dividend of $0.05 per common share, paid on December 10, 2009, to stockholders of record as of November 23, 2009. The Company intends to continue paying quarterly dividends, but can make no assurance that such dividends will be paid in the future since payment is dependent upon, among other factors, the Company’s future earnings, cash flows, capital requirements, debt covenants, general financial condition, and general business conditions. The cash flow generated by the Company is currently used for debt service, acquisitions, capital accumulation, payment of cash dividends and reinvestment. The Company also may use a portion of its cash flow to repurchase some of its outstanding common stock.

Basic (loss) earnings per share are computed by dividing net (loss) income attributable to Gardner Denver by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, and the assumed vesting of restricted share awards if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, and outstanding restricted share awards were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. In accordance with the provisions of FASB ASC 718, the Company includes the impact of the proforma deferred tax assets in determining potential windfalls and shortfalls for purposes of calculating assumed proceeds under the treasury stock method.

The following table details the calculation of basic and diluted (loss) earnings per common share for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Net (loss) income attributable to Gardner Denver	$(165,185)	165,981	205,104
Weighted average shares of common stock outstanding:
Basic	51,890,891	52,599,571	53,222,731
Effect of stock-based compensation awards(1)	—	541,432	820,426

Dilutive	51,890,891	53,141,003	54,043,157

(Loss) earnings per share:
Basic	$(3.18)	3.16	3.85
Dilutive	$(3.18)	3.12	3.80

(1)	Share equivalents totaling 272,520, consisting of outstanding stock options and nonvested restricted share awards, were excluded from the computation of diluted loss per share for the year ended December 31, 2009 because the net loss for the period caused all potentially dilutive shares to be anti-dilutive.

The following table sets forth the outstanding stock options and unvested restricted share awards that have been excluded from the computation of diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 because their effect would be anti-dilutive:

	2009	2008	2007

Anti-dilutive options	775,092	435,250	274,523
Anti-dilutive restricted shares	757	3,918	—

Total	775,849	439,168	274,523

Note 13:	Accumulated Other Comprehensive Income

The Company’s other comprehensive income (loss) consists of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations, (ii) unrealized gains and losses on hedges of net investments in foreign operations, (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes, and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 16 “Hedging Activities, Derivative Instruments and Credit Risk” and Note 11 “Benefit Plans.”

The before tax income (loss), related income tax effect and accumulated balances are as follows:

	Cumulative		Unrealized		Accumulated
	Currency		(Losses) Gains	Pension and	Other
	Translation	Foreign Currency	on Cash Flow	Postretirement	Comprehensive
	Adjustment	Gains and (Losses)	Hedges	Benefit Plans	Income

Balance at December 31, 2006	$64,664	—	1,557	(14,935)	51,286
Before tax income (loss)	51,943	11,217	(2,689)	13,666	74,137
Income tax effect(1)	—	—	1,022	(4,069)	(3,047)

Other comprehensive income (loss)	51,943	11,217	(1,667)	9,597	71,090
Cumulative prior period translation adjustment(2)	5,440	—	—	—	5,440
Currency translation(3)	—	—	—	(9)	(9)

Balance at December 31, 2007	122,047	11,217	(110)	(5,347)	127,807
Before tax (loss) income	(8,703)	(41,507)	177	(20,148)	(70,181)
Income tax effect(4)	—	7,308	(67)	7,536	14,777

Other comprehensive (loss) income	(8,703)	(34,199)	110	(12,612)	(55,404)
Currency translation(3)	—	—	—	4	4

Balance at December 31, 2008	113,344	(22,982)	—	(17,955)	72,407
Before tax income (loss)	21,229	3,219	(403)	(16,837)	7,208
Income tax effect	—	(1,556)	153	4,272	2,869

Other comprehensive income (loss)	21,229	1,663	(250)	(12,565)	10,077
Currency translation(3)	—	—	—	30	30

Balance at December 31, 2009	$134,573	(21,319)	(250)	(30,490)	82,514

(1)	The income tax effect relative to pension and postretirement benefit plans in 2007 reflects a reduction in the German and U.K. income tax rates.

(2)	Represents the cumulative translation gain for the period September 30, 2004 to December 31, 2006 relative to certain assets and liabilities associated with the Company’s 2004 acquisition of Nash_elmo Holdings, LLC which were moved from a USD subsidiary to various non-USD (primarily EUR) subsidiaries based on the exchange rates in effect at the acquisition date.

(3)	The Company uses the historical rate approach in determining the USD amounts of changes to accumulated other comprehensive income associated with non-U.S. benefit plans.

(4)	Deferred income taxes were recorded in 2008 on unrealized foreign currency gains and losses associated with (i) the Company’s Term Loan denominated in EUR under its 2008 Credit Agreement which was designated as a hedge of the Company’s net EUR investment in its European subsidiaries and (ii) intercompany notes considered to be of a long-term nature, due to differences in the treatment of these items for accounting purposes.

Note 14:	Income Taxes

(Loss) income before income taxes consists of the following:

	2009	2008	2007

U.S.	$31,449	105,111	147,018
Non-U.S.	(169,843)	129,886	122,640

(Loss) income before income taxes	$(138,394)	234,997	269,658

The following table details the components of the provision for income taxes. A portion of these income taxes will be payable within one year and are, therefore, classified as current, while the remaining balance is deferred:

	2009	2008	2007

Current:
U.S. federal	$18,351	36,538	46,856
U.S. state and local	2,060	3,652	4,762
Non-U.S.	17,345	29,565	30,377
Deferred:
U.S. federal	(3,810)	(1,880)	(7,981)
U.S. state and local	(1,143)	977	(421)
Non-U.S.	(7,898)	(1,367)	(10,337)

Provision for income taxes	$24,905	67,485	63,256

The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate as follows:

	2009	2008	2007

U.S. federal corporate statutory rate	35.0%	35.0%	35.0%
State and local taxes, less federal tax benefit	(0.7)	2.0	1.7
Foreign income taxes	7.1	(7.2)	(8.4)
Goodwill impairment	(64.2)	—	—
Manufacturing benefit	0.7	(1.0)	(0.9)
Repatriation, net of foreign financing tax effect	1.4	(0.5)	(3.7)
Other, net	2.7	0.4	(0.2)

Effective income tax rate	(18.0)%	28.7%	23.5%

The principal items that gave rise to deferred income tax assets and liabilities are as follows:

	2009	2008

Deferred tax assets:
Reserves and accruals	$29,041	36,295
Postretirement benefits other than pensions	5,979	9,985
Postretirement benefits — pensions	17,532	11,205
Tax loss carryforwards	32,572	33,299
Foreign tax credit carryforwards	5,540	5,803
Other	21,046	6,708

Total deferred tax assets	111,710	103,295
Valuation allowance	(21,768)	(14,920)
Deferred tax liabilities:
LIFO inventory	(5,180)	(8,576)
Property, plant and equipment	(27,212)	(30,580)
Intangibles	(93,270)	(102,731)
Other	(1,476)	(4,692)

Total deferred tax liabilities	(127,138)	(146,579)

Net deferred income tax liability	$(37,196)	(58,204)

As of December 31, 2009, the total balance of unrecognized tax benefits was $5.2 million, compared with $7.8 million at December 31, 2008. The decrease in this balance primarily relates to the favorable settlement of tax audits in various foreign jurisdictions and changes in foreign currency exchange rates. Included in the unrecognized tax benefits at December 31, 2009 is $5.2 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized, of which $2.3 million would be offset by a reduction of a corresponding deferred tax asset. Below is the tabular reconciliation of the changes to the tax reserve balance during the years ended December 31, 2009 and 2008:

	2009	2008

Tax reserve balance at January 1	$7,802	7,323
CompAir opening balance sheet unrecognized tax benefits	—	1,575
Changes related to prior year tax positions	896	1,554
Changes due to currency fluctuations	158	(420)
Changes related to current year tax positions	102	117
Settlements	(399)	(259)
Lapses of statutes of limitations	(3,321)	(2,088)

Tax reserve balance at December 31	$5,238	7,802

In late January of 2009, the German taxing authority closed its tax examination with respect to an acquired foreign subsidiary for the tax years of 2000 to 2002. Due to the closure of the examination, the Company decreased the unrecognized tax benefit by $2.5 million and reversed $1.1 million of accrued interest expense attributable to that unrecognized tax benefit with a corresponding $3.6 million reduction to income tax expense.

The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize it as part of the provision for income taxes. The Company’s income tax liabilities at December 31, 2009 include approximately $1.3 million of accrued interest, and $0.3 million of penalties.

In the fourth quarter of 2008, the IRS announced an examination of Gardner Denver’s federal income tax returns for the years 2005 to 2007. As of the date of this report, the examination is in its final stages. Gardner Denver does not anticipate any material changes arising from the audit. The statutes of limitations for the U.S. state tax returns are open beginning with the 2006 tax year except for five states, for which the statute has been extended beginning with the 2003 tax year for one state, the 2004 tax year for two states and the 2005 tax year for two states.

The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2003 being the oldest tax year still open, except as noted below. The Company’s significant operations outside the U.S. are located in the U.K. and Germany. In the U.K., tax years prior to 2007 are closed. In Germany, generally, the tax years 2003 and beyond remain subject to examination. At the end of 2009, German tax audits commenced at 15 German subsidiaries. These audits are in their preliminary stages and there have not been any material findings to date.

As of December 31, 2009, Gardner Denver has net operating loss carryforwards from various jurisdictions of $121.4 million that result in a deferred tax asset of $32.6 million. It is more likely than not that a portion of these tax loss carryforwards will not produce future tax benefits and a valuation allowance of $21.8 million has been established with respect to these losses. The change in net operating losses primarily relates to the utilization of net operating losses in the U.K. during 2009. The change in valuation allowance primarily relates to changes in future earnings assumptions related to the goodwill impairment incurred during 2009. The expected expiration dates of the tax loss carryforwards are as follows:

	Tax	Valuation	Net Tax
	Benefit	Allowance	Benefit

2010	$657	(358)	299
2011	370	(325)	45
2012	204	(204)	—
2013	354	(313)	41
2014	127	(103)	24
2016	218	—	218
2017	—	—	—
2018	31	—	31
2019	63	—	63
2022	—	—	—
2023	892	—	892
2024	444	—	444
2027	414	(414)	—
2028	151	(151)	—
2029	398	(398)	—
Indefinite life	28,249	(19,502)	8,747

Total	$32,572	(21,768)	10,804

U.S. deferred income taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries (approximately $299.2 million at December 31, 2009) as the Company intends to reinvest such earnings indefinitely.

The Company has a tax holiday at five subsidiaries in China beginning with the 2008 fiscal year and four subsidiaries for the 2007 fiscal year. The tax holiday resulted in a reduction from the statutory tax rate of 25% to 0% at two subsidiaries, to 15% for one subsidiary and to 10% for another subsidiary for 2007. For 2008, the tax rate remained at 0% for two subsidiaries and increased to 18% for three subsidiaries. For 2009, the tax rate remained 0% for one subsidiary, increased to 12.5% for one subsidiary and increased to 20% for three subsidiaries. The tax holidays will fully phase out for years beginning after 2011. The revisions to the China tax holidays since the prior year arise based on revised Chinese tax regulations issued during 2007. The tax expense reduction was $1.5 million, $1.1 million and $2.3 million for fiscal 2009, 2008 and 2007, respectively. This benefit was reduced in 2007 by $0.3 million for the expected impact on deferred tax expense as a result of Chinese tax law changes.

During 2007, Germany enacted tax legislation which reduced the German tax rates effective January 1, 2008. As a result of this legislation, during 2007 the Company recorded a deferred tax benefit of $10.3 million and a corresponding reduction of deferred tax liabilities with respect to its German operations.

Note 15.	Stock-Based Compensation Plans

The Company accounts for its stock-based compensation in accordance with FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated fair value. The Company recognizes stock-based compensation expense for share-based payment awards over the requisite service period for vesting of the award or to an employee’s eligible retirement date, if earlier.

The following table summarizes the total stock-based compensation expense included in the Consolidated Statements of Operations and the realized excess tax benefits included in the consolidated statements of cash flows for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007

Selling and administrative expenses	$2,980	4,500	4,988

Total stock-based compensation expense included in operating expenses	2,980	4,500	4,988
(Loss) income before income taxes	(2,980)	(4,500)	(4,988)
Provision for income taxes	836	1,143	1,087

Net (loss) income	$(2,144)	(3,357)	(3,901)

Net cash provided by operating activities	$(479)	(8,523)	(6,320)
Net cash used in financing activities	$479	8,523	6,320

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

The Incentive Plan provides that the term of any stock option granted may not exceed ten years. There are no vesting provisions tied to performance or market conditions for any of the outstanding stock options and restricted shares. Vesting for all outstanding stock options and restricted shares is based solely on continued service as an employee or director of the Company and generally occurs upon retirement, death or cessation of service due to disability, if earlier.

Stock Option Awards

Under the terms of existing awards, employee stock options become vested and exercisable ratably on each of the first three anniversaries of the date of grant. The options granted to employees in 2009, 2008 and 2007 expire seven years after the date of grant.

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

A summary of the Company’s stock option activity for the year ended December 31, 2009 is presented in the following table (underlying shares in thousands):

		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life

Outstanding at December 31, 2008	1,337	$27.99
Granted	419	19.58
Exercised	(217)	17.38
Forfeited	(93)	28.08
Expired or canceled	(65)	27.97

Outstanding at December 31, 2009	1,381	27.10	$21,459	4.0 years
Exercisable at December 31, 2009	838	$28.71	$11,715	2.9 years

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at December 31, 2009 multiplied by the number of in-the-money stock options. The weighted-average per share estimated grant-date fair values of employee and director stock options granted during the years ended December 31, 2009, 2008, and 2007 were $7.28, $10.95, and $12.15, respectively.

The total pre-tax intrinsic values of options exercised during the years ended December 31, 2009, 2008, and 2007, were $3.8 million, $27.9 million and $20.7 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $2.2 million as of December 31, 2009, and will be recognized as expense over a weighted-average period of 1.7 years.

Valuation Assumptions

The fair value of each stock option grant under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of the Company’s common stock calculated over the expected term of the option. The expected option term represents the period of time that the options granted are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. The Company adopted SAB 110 effective January 1, 2008 and, accordingly, the Company no longer uses the “simplified” method to estimate the expected term of stock option grants. The expected term for the majority of the options granted during the year ended December 31, 2007 was calculated in accordance with SAB 107 using the “simplified” method for “plain-vanilla” options. The expected terms for options granted to certain executives and non-employee directors that have similar historical exercise behavior were determined separately for valuation purposes. The assumed risk-free rate over the expected term of the options was based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average assumptions used in the valuation of stock option awards granted during the years ended December 31, 2009, 2008 and 2007 are noted in the table below.

	2009	2008	2007

Assumptions:
Risk-free interest rate	1.7%	2.6%	4.7%
Dividend yield	—	—	—
Volatility factor	42	31	29
Expected life (in years)	4.6	4.5	4.9

Restricted Share Awards

The Company began granting restricted stock units in lieu of restricted stock in the first quarter of 2008. Upon vesting, restricted stock units result in the issuance of the equivalent number of shares of the Company’s common stock. All restricted share awards cliff vest three years after the date of grant.

A summary of the Company’s restricted share activity for the year ended December 31, 2009 is presented in the following table (underlying shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value

Nonvested at December 31, 2008	159	$35.25
Granted	73	21.07
Vested	(82)	33.57
Forfeited	(7)	23.71

Nonvested at December 31, 2009	143	$29.92

The restricted share awards granted subsequent to May 1, 2007 were valued at the market close price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted share awards, net of estimated forfeitures, was $1.9 million as of December 31, 2009 and will be recognized as expense over a weighted-average period of 1.7 years. The total fair value of restricted share awards that vested during the years ended December 31, 2009 and 2008 was $2.8 million and $0.1 million, respectively. No restricted share awards vested during the year ended December 31, 2007.

The Company’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises and the vesting of restricted share awards. The actual income tax benefits realized totaled approximately $1.0 million, $10.1 million and $6.9 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 16:	Hedging Activities, Derivative Instruments and Credit Risk

Hedging Activities

The Company is exposed to certain market risks during the normal course of business arising from adverse changes in commodity prices, interest rates, and currency exchange rates. The Company’s exposure to these risks is managed through a combination of operating and financing activities. The Company selectively uses derivative financial instruments (“derivatives”), including foreign currency forward contracts and interest rate swaps, to manage the risks from fluctuations in currency exchange rates and interest rates. The Company does not hold derivatives for trading or speculative purposes. Fluctuations in commodity prices, interest rates, and currency exchange rates can be volatile, and the Company’s risk management activities do not totally eliminate these risks. Consequently, these fluctuations could have a significant effect on the Company’s financial results.

The Company’s exposure to interest rate risk results primarily from its borrowings of $364.5 million at December 31, 2009. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions.

A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the U.S. in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Other than the USD, the principal currencies in which the Company and its subsidiaries enter into transactions are the EUR, the GBP and the Chinese yuan (“CNY”). The Company is exposed to the impacts of changes in currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD.

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

Derivative Instruments

In accordance with FASB ASC 815, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. There were no off-balance sheet derivative financial instruments as of December 31, 2009 or 2008. If a derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Derivatives that are not designated as hedges or do not qualify for hedge accounting treatment are marked to market through earnings. All cash flows associated with derivatives are classified as operating cash flows in the Consolidated Statements of Cash Flows.

Fluctuations due to changes in foreign currency exchange rates in the value of non-USD borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheets:

	December 31, 2009
				Liability
		Notional	Asset Derivatives	Derivatives
	Balance Sheet Location	Amount(1)	Fair Value(1)	Fair Value(1)

Derivatives designated as hedging instruments under FASB ASC 815
Interest rate swap contracts	Other Assets	$132,320	—	479
Derivatives not designated as hedging instruments under FASB ASC 815
Foreign currency forwards	Accrued Liabilities	$3,049	6	128
Foreign currency forwards	Other Current Assets	$119,738	1,603	11

(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.

Gains and losses on derivatives designated as cash flow hedges in accordance with FASB ASC 815, included in the Consolidated Statements of Operations for the year ended December 31, 2009 are as follows:

Amount of Gain or
(Loss) Recognized
in Income on
Derivatives
(Ineffective
		Amount of Gain or (Loss)	Portion and Amount
	Amount of Gain or (Loss)	Reclassified from Accumulated	Excluded from
	Recognized in OCI on Derivatives	OCI into Income	Effectiveness
Derivatives Designated as Cash Flow Hedges	(Effective Portion)	(Effective Portion)	Testing)

Interest rate swap contracts(1)	$(1,321)	(914)	—

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in the interest expense line on the face of the Consolidated Statements of Operations.

During the second quarter of 2009, the Company entered into five pay-fixed/receive-variable interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $75.0 million and €40.0 million of LIBOR-based variable rate borrowings. These contracts carry fixed rates ranging from 0.7% to 2.2% and have expiration dates ranging from 2010 to 2013. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. Based on LIBOR-based swap yield curves as of December 31, 2009, the Company expects to reclassify losses of $1.1 million out of AOCI into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding at December 31, 2009 were $113.0 million and €70.0 million.

There were 29 foreign currency forward contracts outstanding as of December 31, 2009 with notional amounts ranging from $0.1 million to $9.8 million. These contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in foreign currency exchange rates. The Company has not designated the forward contracts as hedging instruments because changes in the fair value of the contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the “Other operating expense, net,” line on the face of the Consolidated Statements of Operations. During the year ended December 31, 2009, the Company recorded net losses of $15.7 million relating to foreign currency forward contracts outstanding during all or part of 2009 which are included in the Consolidated Statements of Operations line item “Other operating expense, net.” During the year ended December 31, 2009, net foreign currency losses reported in “Other operating expense, net,” were $0.5 million.

As of December 31, 2009, the Company has designated a portion of its Euro Term Loan of approximately €15.5 million as a hedge of the Company’s net investment in European subsidiaries with EUR functional currencies. Accordingly, changes in the fair value of this debt due to changes in the USD to EUR exchange rate are recorded through other comprehensive income. During the year ended December 31, 2009, the Company recorded losses of $2.2 million, net of tax, through other comprehensive income. As of December 31, 2009, the net balance of such losses included in accumulated other comprehensive income was $5.4 million, net of tax.

Credit Risk

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the derivative instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a fraction of the notional amount. The Company minimizes the credit risk related to derivatives by transacting only with multiple, high-quality counterparties that are major financial institutions with investment-grade credit ratings. The Company has not experienced any financial loss as a result of counterparty nonperformance in the past. The majority of the derivative contracts to which the Company is a party settle monthly or quarterly, or mature within one year. Because of these factors, the Company believes it has minimal credit risk related to derivative contracts at December 31, 2009.

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company’s products and services are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not believe it has any significant concentrations of credit risk at December 31, 2009 or 2008.

Note 17:	Fair Value Measurements

A financial instrument is defined as a cash equivalent, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from another party. The Company’s financial instruments consist primarily of cash equivalents, trade receivables, trade payables, deferred compensation obligations and debt instruments. The book values of these instruments, other than the Senior Subordinated Notes, are a reasonable estimate of their respective fair values. In addition, the Company selectively uses derivative financial instruments, including foreign currency forward contracts and interest rate swaps, to manage the risks from fluctuations in foreign currency exchange rates and interest rates.

The Senior Subordinated Notes outstanding are carried at cost. Their estimated fair value was approximately $122.8 million as of December 31, 2009 based upon non-binding market quotations that were corroborated by observable market data (Level 2). The estimated fair value is not indicative of the amount that the Company would have to pay to redeem these notes since they are infrequently traded and are not callable at this value.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

Financial Assets	Level 1	Level 2	Level 3	Total

Foreign currency forwards(1)	$—	1,609	—	1,609
Trading securities held in deferred compensation plan(2)	8,155	—	—	8,155

Total	$8,155	1,609	—	9,764

Financial Liabilities
Foreign currency forwards(1)	$—	139	—	139
Interest rate swaps(3)	—	479	—	479
Phantom stock plan(4)	—	2,794	—	2,794
Deferred compensation plan(5)	8,155	—	—	8,155

Total	$8,155	3,412	—	11,567

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.

(2)	Based on the observable price of publicly traded mutual funds which, in accordance with FASB ASC 710, Compensation — General, are classified as “Trading” securities and accounted for using the mark-to-market method.

(3)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of December 31, 2009. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(4)	Based on the price of the Company’s common stock.

(5)	Based on the fair value of the investments in the deferred compensation plan.

As discussed in Note 8 “Goodwill and Other Intangible Assets” and in accordance with the provisions of FASB ASC 350, the Company recorded impairment charges associated with goodwill and indefinite-lived intangible asset of $252.5 million and $9.9 million, respectively, during the year ended December 31, 2009. The goodwill and indefinite-lived intangible asset impairment charges were calculated as the amount by which the carrying value of each asset exceeded its implied, in the case of goodwill, or estimated fair value. These fair values were determined using Level 3 inputs of the fair value hierarchy.

Note 18:	Contingencies

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

Predecessors to the Company sometimes manufactured, distributed and/or sold products allegedly at issue in the pending asbestos and silicosis litigation lawsuits (the “Products”). However, neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber or silica sand, the materials that allegedly caused the injury underlying the lawsuits. Moreover, the asbestos-containing components of the Products, if any, were enclosed within the subject Products.

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

Note 19:	Supplemental Information

The components of “Other operating expense, net,” and supplemental cash flow information are as follows:

	2009	2008	2007

Other Operating Expense, Net
Foreign currency losses, net(1)	$459	12,929	297
Restructuring charges(2)	46,126	11,106	(244)
Other employee termination and certain retirement costs(3)	(304)	4,995	746
Other, net	(608)	953	(742)

Total other operating expense, net	$45,673	29,983	57

Supplemental Cash Flow Information
Cash paid for income taxes	$36,025	61,958	92,781
Cash paid for interest	25,907	23,629	25,877

(1)	Foreign currency losses, net, in 2008 were primarily associated with mark-to-market adjustments for cash transactions and forward currency contracts entered into in order to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s revolving credit facility following completion of the acquisition of CompAir.

(2)	See Note 4 “Restructuring.”

(3)	Includes certain costs not associated with exit or disposal activities as defined in FASB ASC 420.

Note 20:	Segment Information

Effective January 1, 2009, the Company reorganized its five former operating divisions into two major product groups based primarily on its customers served and the products and services offered: the Industrial Products Group and the Engineered Products Group. The Industrial Products Group includes the former Compressor and Blower Divisions, plus the multistage centrifugal blower operations formerly managed in the Engineered Products Division. The Engineered Products Group is comprised of the former Engineered Products (excluding the multistage centrifugal blower operations), Thomas Products and Fluid Transfer Divisions. These changes were designed to streamline operations, improve organizational efficiencies and create greater focus on customer needs. As a result of these organizational changes, the Company realigned its segment reporting structure with the newly formed product groups effective with the quarterly reporting period ended March 31, 2009. The Industrial Products Group and Engineered Products Group have each been determined to be operating segments and reportable segments in accordance with FASB ASC 280, Segment Reporting. All segment financial information presented for 2009 and prior years reflect this realignment.

In the Industrial Products Group, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air and gas compressors; positive displacement, centrifugal and side channel blowers; and vacuum pumps primarily serving manufacturing, transportation and general industry and selected OEM and engineered system applications. The Company also designs, manufactures, markets and services complementary ancillary products. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. The markets served are primarily in Europe, the U.S. and Asia.

In the Engineered Products Group, the Company designs, manufactures, markets and services a diverse group of pumps, compressors, liquid ring vacuum pumps, water jetting and loading arm systems and related aftermarket parts. These products are used in well drilling, well servicing and production of oil and natural gas; industrial, commercial and transportation applications; and in industrial cleaning and maintenance. Liquid ring pumps are used in many different applications such as water removal, distilling, reacting, flare gas recovery, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, petrochemical and power industries. This segment also designs, manufactures, markets and services other engineered products and components and equipment for the chemical, petroleum and food industries. The markets served are primarily in the U.S., Europe, Canada and Asia.

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

The following tables provide summarized information about the Company’s operations by reportable segment.

	Revenues			Operating (Loss) Income			Identifiable Assets at December, 31
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Industrial Products Group	$1,022,860	1,058,101	943,992	$(239,408)	72,854	99,000	$1,084,471	1,438,352	1,001,086
Engineered Products Group	755,285	960,231	924,852	125,738	186,876	193,817	728,800	756,939	797,030

Total	$1,778,145	2,018,332	1,868,844	(113,670)	259,730	292,817	1,813,271	2,195,291	1,798,116

Interest expense				28,485	25,483	26,211
Other income, net				(3,761)	(750)	(3,052)

(Loss) income before income taxes				$(138,394)	234,997	269,658

General corporate (unallocated)							125,777	144,834	107,491

Total assets							$1,939,048	2,340,125	1,905,607

	LIFO Liquidation			Depreciation and
	Income (before tax)			Amortization Expense			Capital Expenditures
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Industrial Products Group	$274	24	677	$46,227	37,081	32,760	$30,191	21,969	29,331
Engineered Products Group	23	545	615	22,504	24,403	25,824	12,575	19,078	18,452

Total	$297	569	1,292	$68,731	61,484	58,584	$42,766	41,047	47,783

The following table presents revenues and property, plant and equipment by geographic region. Revenues have been attributed based on the products’ shipping destination.

				Property, Plant and Equipment
	Revenues			at December 31,
	2009	2008	2007	2009	2008	2007

United States	$574,249	747,934	764,967	$99,873	105,586	102,852
Canada	45,056	54,517	51,772	747	1,269	193
Other	13,734	20,988	20,578	—	—	—

Total North America	633,039	823,439	837,317	100,620	106,855	103,045
Germany	197,020	254,929	225,711	83,004	91,255	94,201
United Kingdom	109,523	108,650	95,153	48,871	36,281	40,553
France	75,152	58,772	48,161	7,288	6,240	2,323
Other	305,991	348,964	300,360	25,712	26,356	24,511

Total Europe	687,686	771,315	669,385	164,875	160,132	161,588
China	130,290	124,091	89,061	22,846	24,858	16,318
Other	157,093	161,068	157,157	519	563	384

Total Asia	287,383	285,159	246,218	23,365	25,421	16,702
Brazil	39,405	57,380	60,367	10,335	8,240	11,566
Other	22,396	20,349	15,329	—	—	—

Total South America	61,801	77,729	75,696	10,335	8,240	11,566
Africa and Australia	108,236	60,690	40,228	7,040	4,364	479

Total	$1,778,145	2,018,332	1,868,844	$306,235	305,012	293,380

Note 21:	Guarantor Subsidiaries

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

Consolidating Statement of Operations
Year Ended December 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$336,989	352,434	1,369,013	(280,291)	1,778,145
Cost of sales	241,854	258,644	1,014,680	(287,646)	1,227,532

Gross profit	95,135	93,790	354,333	7,355	550,613
Selling and administrative expenses	76,682	41,690	237,838	—	356,210
Other operating (income) expense, net	(17,511)	6,589	56,595	—	45,673
Impairment charges	48,516	12,488	201,396	—	262,400

Operating (loss) income	(12,552)	33,023	(141,496)	7,355	(113,670)
Interest expense (income)	13,135	(17,207)	32,557	—	28,485
Other (income) expense, net	(2,201)	(12)	(1,548)	—	(3,761)

(Loss) income before income taxes	(23,486)	50,242	(172,505)	7,355	(138,394)
Provision for income taxes	4,190	27,711	(9,365)	2,369	24,905

Net (loss) income	(27,676)	22,531	(163,140)	4,986	(163,299)
Less: Net income attributable to noncontrolling interests	—	—	1,886	—	1,886

Net (loss) income attributable to Gardner Denver	$(27,676)	22,531	(165,026)	4,986	(165,185)

Consolidating Statement of Operations
Year Ended December 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$407,936	499,812	1,394,098	(283,514)	2,018,332
Cost of sales	283,810	357,655	1,021,295	(282,718)	1,380,042

Gross profit	124,126	142,157	372,803	(796)	638,290
Selling and administrative expenses	80,994	55,184	212,399	—	348,577
Other operating (income) expense, net	(18,329)	7,465	40,847	—	29,983

Operating income	61,461	79,508	119,557	(796)	259,730
Interest expense (income)	23,524	(11,924)	13,883	—	25,483
Other expense (income), net	1,157	(18)	(1,889)	—	(750)

Income before income taxes	36,780	91,450	107,563	(796)	234,997
Provision for income taxes	7,473	42,087	18,614	(689)	67,485

Net income	29,307	49,363	88,949	(107)	167,512
Less: Net income attributable to noncontrolling interests	—	—	1,531	—	1,531

Net income attributable to Gardner Denver	$29,307	49,363	87,418	(107)	165,981

Consolidating Statement of Operations
Year Ended December 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$425,290	485,863	1,215,750	(258,059)	1,868,844
Cost of sales	276,629	337,656	890,247	(255,611)	1,248,921

Gross profit	148,661	148,207	325,503	(2,448)	619,923
Selling and administrative expenses	82,800	58,111	186,138	—	327,049
Other operating (income) expense, net	(2,451)	(6,442)	8,950	—	57

Operating income	68,312	96,538	130,415	(2,448)	292,817
Interest expense (income)	26,735	(10,536)	10,012	—	26,211
Other income, net	(1,421)	(20)	(1,611)	—	(3,052)

Income before income taxes	42,998	107,094	122,014	(2,448)	269,658
Provision for income taxes	5,205	39,108	19,377	(434)	63,256

Net income	37,793	67,986	102,637	(2,014)	206,402
Less: Net income attributable to noncontrolling interests	—	—	1,298	—	1,298

Net income attributable to Gardner Denver	$37,793	67,986	101,339	(2,014)	205,104

Consolidating Balance Sheet
December 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$3,404	54	106,278	—	109,736
Accounts receivable, net	49,997	38,128	238,109	—	326,234
Inventories, net	29,907	56,049	155,874	(15,377)	226,453
Deferred income taxes	22,440	—	7,043	1,120	30,603
Other current assets	4,824	5,826	14,835	—	25,485

Total current assets	110,572	100,057	522,139	(14,257)	718,511

Intercompany (payable) receivable	(49,624)	36,969	12,655	—	—
Investments in affiliates	949,584	203,516	72,856	(1,225,956)	—
Property, plant and equipment, net	54,693	44,743	206,799	—	306,235
Goodwill	76,680	190,010	311,324	—	578,014
Other intangibles, net	8,890	44,724	260,796	—	314,410
Other assets	28,923	214	5,606	(12,865)	21,878

Total assets	$1,179,718	620,233	1,392,175	(1,253,078)	1,939,048

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$27,630	—	5,951	—	33,581
Accounts payable and accrued liabilities	59,701	48,330	185,195	(3,277)	289,949

Total current liabilities	87,331	48,330	191,146	(3,277)	323,530

Long-term intercompany (receivable) payable	162,211	(304,515)	142,304	—	—
Long-term debt, less current maturities	314,866	76	15,993	—	330,935
Deferred income taxes	—	24,995	55,669	(12,865)	67,799
Other liabilities	65,817	707	86,251	—	152,775

Total liabilities	630,225	(230,407)	491,363	(16,142)	875,039

Stockholders’ equity:
Common stock	586	—	—	—	586
Capital in excess of par value	557,626	587,521	639,542	(1,225,956)	558,733
Retained earnings	149,619	236,004	167,746	(10,097)	543,272
Accumulated other comprehensive (loss) income	(25,403)	27,115	81,685	(883)	82,514
Treasury stock, at cost	(132,935)	—	—	—	(132,935)

Total Gardner Denver stockholders’ equity	549,493	850,640	888,973	(1,236,936)	1,052,170
Noncontrolling interests	—	—	11,839	—	11,839

Total stockholders’ equity	549,493	850,640	900,812	(1,236,936)	1,064,009

Total liabilities and stockholders’ equity	$1,179,718	620,233	1,392,175	(1,253,078)	1,939,048

Consolidating Balance Sheet
December 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$2,126	807	117,802	—	120,735
Accounts receivable, net	67,813	57,247	263,038	—	388,098
Inventories, net	37,641	58,493	210,203	(21,512)	284,825
Deferred income taxes	25,864	—	5,168	1,982	33,014
Other current assets	12,032	4,604	14,256	—	30,892

Total current assets	145,476	121,151	610,467	(19,530)	857,564

Intercompany (payable) receivable	(369,870)	368,024	1,846	—	—
Investments in affiliates	886,150	198,653	104,024	(1,188,798)	29
Property, plant and equipment, net	57,286	48,787	198,939	—	305,012
Goodwill	124,045	200,490	480,113	—	804,648
Other intangibles, net	6,911	45,959	293,393	—	346,263
Other assets	30,718	359	5,325	(9,793)	26,609

Total assets	$880,716	983,423	1,694,107	(1,218,121)	2,340,125

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$23,659	42	13,267	—	36,968
Accounts payable and accrued liabilities	64,147	46,296	254,401	(4,430)	360,414

Total current liabilities	87,806	46,338	267,668	(4,430)	397,382

Long-term intercompany (receivable) payable	(338,041)	(107,540)	445,581	—	—
Long-term debt, less current maturities	491,323	119	15,258	—	506,700
Deferred income taxes	—	28,639	72,372	(9,793)	91,218
Other liabilities	68,302	1,093	65,687	—	135,082

Total liabilities	309,390	(31,351)	866,566	(14,223)	1,130,382

Stockholders’ equity:
Common stock	583	—	—	—	583
Capital in excess of par value	544,575	778,472	411,422	(1,188,798)	545,671
Retained earnings	180,137	213,239	332,772	(15,083)	711,065
Accumulated other comprehensive (loss) income	(23,130)	23,063	72,491	(17)	72,407
Treasury stock, at cost	(130,839)	—	—	—	(130,839)

Total Gardner Denver stockholders’ equity	571,326	1,014,774	816,685	(1,203,898)	1,198,887
Noncontrolling interests	—	—	10,856	—	10,856

Total stockholders’ equity	571,326	1,014,774	827,541	(1,203,898)	1,209,743

Total liabilities and stockholders’ equity	$880,716	983,423	1,694,107	(1,218,121)	2,340,125

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$146,195	(22,850)	87,966	—	211,311

Cash flows from investing activities:
Capital expenditures	(9,894)	(6,456)	(26,416)	—	(42,766)
Net cash paid in business combinations	(81)	—	—	—	(81)
Disposals of property, plant and equipment	57	404	726	—	1,187
Other	97	(98)	(1)	—	(2)

Net cash used in investing activities	(9,821)	(6,150)	(25,691)	—	(41,662)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	40,853	28,359	(69,212)	—	—
Principal payments on short-term borrowings	(2,856)	—	(30,610)	—	(33,466)
Proceeds from short-term borrowings	1	—	25,017	—	25,018
Principal payments on long-term debt	(217,026)	—	(14,699)	—	(231,725)
Proceeds from long-term debt	40,500	—	11,669	—	52,169
Proceeds from stock option exercises	3,751	—	—	—	3,751
Excess tax benefits from stock-based compensation	477	—	2	—	479
Purchase of treasury stock	(867)	—	—	—	(867)
Debt issuance costs	(166)	—	—	—	(166)
Dividends paid	(2,608)	—	—	—	(2,608)
Other	(1)	—	(759)	—	(760)

Net cash (used in) provided by financing activities	(137,942)	28,359	(78,592)	—	(188,175)

Effect of exchange rate changes on cash and equivalents	2,846	(112)	4,793	—	7,527

Increase (decrease) in cash and equivalents	1,278	(753)	(11,524)	—	(10,999)
Cash and equivalents, beginning of year	2,126	807	117,802	—	120,735

Cash and equivalents, end of year	$3,404	54	106,278	—	109,736

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$97,715	8,060	172,024	—	277,799

Cash flows from investing activities:
Capital expenditures	(11,927)	(6,940)	(22,180)	—	(41,047)
Net cash paid in business combinations	(6,798)	615	(350,323)	—	(356,506)
Disposals of property, plant and equipment	28	533	1,675	—	2,236
Other	(331)	331	912	—	912

Net cash used in investing activities	(19,028)	(5,461)	(369,916)	—	(394,405)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	(306,617)	384	306,233	—	—
Principal payments on short-term borrowings	(691)	—	(66,249)	—	(66,940)
Proceeds from short-term borrowings	2,396	42	62,482	—	64,920
Principal payments on long-term debt	(545,463)	—	(82,605)	—	(628,068)
Proceeds from long-term debt	853,864	43	23,223	—	877,130
Proceeds from stock option exercises	11,099	—	—	—	11,099
Excess tax benefits from stock-based compensation	8,252	—	271	—	8,523
Purchase of treasury stock	(100,919)	—	—	—	(100,919)
Debt issuance costs	(8,891)	—	—	—	(8,891)
Other	—	—	(1,258)	—	(1,258)

Net cash (used in) provided by financing activities	(86,970)	469	242,097	—	155,596

Effect of exchange rate changes on cash and equivalents	—	—	(11,177)	—	(11,177)

(Decrease) increase in cash and equivalents	(8,283)	3,068	33,028	—	27,813
Cash and equivalents, beginning of year	10,409	(2,261)	84,774	—	92,922

Cash and equivalents, end of year	$2,126	807	117,802	—	120,735

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2007

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$104,695	7,606	71,950	(2,623)	181,628

Cash flows from investing activities:
Capital expenditures	(11,356)	(7,554)	(28,873)	—	(47,783)
Net cash paid in business combinations	(205)	—	—	—	(205)
Disposals of property, plant and equipment	91	159	1,426	—	1,676
Other	662	38	(21)	—	679

Net cash used in investing activities	(10,808)	(7,357)	(27,468)	—	(45,633)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	12,381	(1,936)	(13,068)	2,623	—
Principal payments on short-term borrowings	—	—	(37,074)	—	(37,074)
Proceeds from short-term borrowings	—	—	39,377	—	39,377
Principal payments on long-term debt	(226,656)	(1)	(49,694)	—	(276,351)
Proceeds from long-term debt	111,042	—	37,757	—	148,799
Proceeds from stock option exercises	9,003	—	—	—	9,003
Excess tax benefits from stock-based compensation	6,320	—	—	—	6,320
Purchase of treasury stock	(960)	—	—	—	(960)
Other	—	—	(959)	—	(959)

Net cash used in financing activities	(88,870)	(1,937)	(23,661)	2,623	(111,845)

Effect of exchange rate changes on cash and equivalents	45	—	6,396	—	6,441

Increase (decrease) in cash and equivalents	5,062	(1,688)	27,217	—	30,591
Cash and equivalents, beginning of year	5,347	(573)	57,557	—	62,331

Cash and equivalents, end of year	$10,409	(2,261)	84,774	—	92,922

Note 22:	Quarterly Financial and Other Supplemental Information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2009(1)	2008	2009(2)	2008(3)	2009(4)	2008(5)	2009(6)	2008(7)

Revenues	$462,480	495,670	436,049	518,112	428,846	480,310	450,770	524,240
Gross profit	$140,611	161,326	130,536	167,876	135,195	150,385	144,271	158,703
Net (loss) income attributable to Gardner Denver	$(249,169)	50,859	27,399	49,566	19,417	34,638	37,168	30,918
Basic (loss) earnings per share	$(4.81)	0.96	0.53	0.94	0.37	0.65	0.71	0.60
Diluted (loss) earnings per share	$(4.81)	0.95	0.53	0.93	0.37	0.65	0.71	0.60
Common stock prices:
High	$25.90	39.10	30.49	57.87	36.22	56.99	43.82	35.62
Low	$17.22	27.35	21.11	37.05	22.18	30.58	31.64	17.70
Cash dividends declared per common share	$—	—	—	—	—	—	0.05	—

(1)	Results for the quarter ended March 31, 2009 reflect goodwill impairment charges of $265.0 million, restructuring charges of $7.9 million ($5.5 million after income taxes), $8.6 million of income tax expense associated with the write-off of deferred tax assets related to net operating losses recorded in connection with the acquisition of CompAir and the reversal of an income tax reserve related to a prior acquisition and related interest totaling $3.6 million.

(2)	Results for the quarter ended June 30, 2009 reflect restructuring charges of $19.8 million ($13.7 million after income taxes), a net impairment credit of $3.9 million before income taxes, and the reversal of deferred income tax liabilities totaling $11.6 million associated with a portion of the impairment charges recorded in the first six months of 2009.

(3)	Results for the quarter ended June 30, 2008 reflect certain retirement benefits totaling $3.9 million ($2.8 million after taxes).

(4)	Results for the quarter ended September 30, 2009 reflect restructuring charges of $12.6 million ($9.5 million after income taxes) and goodwill and other intangible asset impairment charges of $2.5 million.

(5)	Results for the quarter ended September 30, 2008 reflect restructuring charges and other employee termination benefits totaling $2.4 million ($1.6 million after income taxes), expenses associated with an unconsummated acquisition of $2.3 million ($1.6 million after income taxes) and mark-to-market adjustments of $8.8 million ($5.7 million after income taxes) for cash transactions and forward currency contracts on GBP entered into to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s new revolving credit facility following the completion of the CompAir acquisition.

(6)	Results for the quarter ended December 31, 2009 reflect restructuring charges of $5.9 million ($4.4 million after income taxes) and an impairment credit of $1.2 million.

(7)	Results for the quarter ended December 31, 2008 reflect restructuring charges totaling $8.7 million ($6.4 million after income taxes) and mark-to-market adjustments of $1.6 million ($1.2 million after income taxes) for cash transactions and forward currency contracts on GBP entered into to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s new revolving credit facility following the completion of the CompAir acquisition.

Gardner Denver, Inc. common stock trades on the New York Stock Exchange under the ticker symbol “GDI”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is included in Item 8 “Financial Statements and Supplemental Data” of this Annual Report on Form 10-K.

Attestation Report of Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm contained in Item 8 “Financial Statements and Supplementary Data,” is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is included in Item 1, Part I, “Executive Officers of the Registrant” and is incorporated herein by reference from the definitive proxy statement for the Company’s 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act. In particular, the information concerning the Company’s directors and director nominees is contained under “Proposal 1 — Election of Director;” “Nominees for Election at the Meeting,” and “Directors Whose Terms of Office Will Continue After the Meeting;” the information concerning compliance with Section 16(a) is contained under “Section 16(a) Beneficial Ownership Reporting Compliance;” the information concerning the Company’s Code of Ethics and Business Conduct (the “Code”) is contained under “Part One: Corporate Governance;” and the information concerning the Company’s Audit Committee and the Company’s Audit Committee financial experts are contained under “Committees of the Board of Directors” of the Gardner Denver Proxy Statement for its 2010 Annual Meeting of Stockholders.

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

The information required by this Item 11 is incorporated herein by reference from the definitive proxy statement for the Company’s 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, the information related to executive compensation contained under “Part Three: Compensation Matters,” “Compensation of Directors,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Gardner Denver Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders. The information in the Report of our Compensation Committee shall not be deemed to be “filed” with the SEC or subject to the liabilities of the Exchange Act, except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the definitive proxy statement for the Company’s 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, the information contained under “Security Ownership of Management and Certain Beneficial Owners” of the Gardner Denver Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the definitive proxy statement for the Company’s 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, information contained under “Director Independence” and “Relationships and Transactions” of the Gardner Denver Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the definitive proxy statement for the Company’s 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, information contained under “Accounting Fees” of the Gardner Denver Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders.

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

(3) Exhibits

See the list of exhibits in the Index to Exhibits to this Annual Report on Form 10-K, which is incorporated herein by reference. The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of the Company and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARDNER DENVER, INC.

By	/s/ Barry L. Pennypacker
Barry Pennypacker
President and Chief Executive Officer

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2010.

Signature	Title

/s/ Barry L. Pennypacker Barry L. Pennypacker	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ Helen W. Cornell Helen W. Cornell	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
/s/ David J. Antoniuk David J. Antoniuk	Vice President and Corporate Controller (Principal Accounting Officer)
* Michael C. Arnold	Director
* Donald G. Barger, Jr	Director
* Frank J. Hansen	Chairman of the Board of Directors
* Raymond R. Hipp	Director
* David D. Petratis	Director
* Diane K. Schumacher	Director
* Charles L. Szews	Director
* Richard L. Thompson	Director

*By	/s/ Brent A. Walters

Brent A. Walters
  Attorney-in-fact

GARDNER DENVER, INC.
INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Share Purchase Agreement, dated July 20, 2008, among Gardner Denver, Inc., Nicholas Sanders and certain other individuals named therein, Alchemy Partners (Guernsey) Limited and David Rimmer, filed as Exhibit 2.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.2	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and Invensys International Holdings Limited, filed as Exhibit 2.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.3	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and David Fisher, filed as Exhibit 2.3 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.4	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and John Edmunds, filed as Exhibit 2.4 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.5	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and Robert Dutnall, filed as Exhibit 2.5 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 3, 2006, and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Gardner Denver, Inc., filed as Exhibit 3.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 4, 2008, and incorporated herein by reference.
4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 21, 2005, and incorporated herein by reference.
4.2	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 29, 2009, between Gardner Denver, Inc. and Wells Fargo Bank, National Association as Rights Agent, filed as Exhibit 4.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 29, 2009, and incorporated herein by reference.
4.3	Form of Indenture by and among Gardner Denver, Inc., the Guarantors and The Bank of New York Trust Company, N.A., as trustee, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 4, 2005, and incorporated herein by reference.
10.0+	Credit Agreement dated September 19, 2008 between Gardner Denver, Inc., Gardner Denver Holdings GmbH & Co. KG, GD First (UK) Limited, JPMorgan Chase Bank, N.A., individually and as LC Issuer, Swing Line Lender and as Agent for the Lenders, Bank of America, N.A., individually and as Syndication Agent, Mizuho Corporate Bank Ltd. and U.S. Bank, National Association, individually and as Documentation Agents, and the other Lenders named therein, filed as Exhibit 10.1 to Gardner Denver, Inc’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
10.1*	Gardner Denver, Inc. Long-Term Incentive Plan As Amended and Restated, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.2*	Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, January 1, 2008 Restatement, filed as Exhibit 99.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed December 19, 2007, and incorporated herein by reference.
10.3*	Form of Indemnification Agreements between Gardner Denver, Inc. and its directors, officers or representatives, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Annual Report on Form 10-K, filed March 28, 2002, and incorporated herein by reference.
10.4*	Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, amended and restated effective August 1, 2007, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference.

Exhibit No.	Description

10.5*	Gardner Denver, Inc. Executive and Director Stock Repurchase Program, amended and restated effective July 24, 2007, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference.
10.6*	Form of Gardner Denver, Inc. Incentive Stock Option Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.
10.7*	Form of Gardner Denver, Inc. Non-Qualified Stock Option Agreement, filed as Exhibit 10.3 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.
10.8*	Form of Gardner Denver, Inc. Restricted Stock Units Agreement, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 24, 2010, and incorporated herein by reference.
10.9*	Form of Gardner Denver, Inc. Nonemployee Director Stock Option Agreement, filed as Exhibit 10.5 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.
10.10*	Form of Gardner Denver, Inc. Nonemployee Director Restricted Stock Units Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 24, 2010, and incorporated herein by reference.
10.11*	Form of Gardner Denver, Inc. Restricted Stock Agreement, filed as Exhibit 10.16 to Gardner Denver’s Annual Report on Form 10-K, filed February 29, 2008, and incorporated herein by reference.
10.12*	Form of Non-Employee Director Restricted Stock Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed May 9, 2007, and incorporated herein by reference.
10.13*	Gardner Denver, Inc. Executive Annual Bonus Plan, As Amended and Restated, filed as Exhibit 10.3 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.14*	Form of Gardner Denver, Inc. Long-Term Cash Bonus Award Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.15*	Form of Executive Change in Control Agreement entered into between Gardner Denver, Inc. and its President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer, filed as Exhibit 10.5 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.16*	Form of Executive Change in Control Agreement entered into between Gardner Denver, Inc. and its executive officers, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.17*	Gardner Denver, Inc. Executive Retirement Planning Program Services, dated May 5, 2003, filed as Exhibit 10.15 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed August 8, 2003, and incorporated herein by reference.
10.18*	Offer Letter of Employment entered into as of January 3, 2008 by Gardner Denver, Inc. and Barry Pennypacker, filed as Exhibit 10.1 to Gardner Denver, Inc’s Current Report on Form 8-K, filed January 4, 2008, and incorporated herein by reference.
10.19*	Chairman Emeritus Agreement entered into as of May 2, 2008 by Gardner Denver, Inc. and Ross J. Centanni, filed as Exhibit 10 to Gardner Denver, Inc’s Quarterly Report on Form 10-Q, filed May 7, 2008, and incorporated herein by reference.
10.20*	Waiver and Release Agreement dated August 27, 2008 between Gardner Denver, Inc. and Tracy D. Pagliara, filed as Exhibit 10.1 to Gardner Denver, Inc’s Current Report on Form 8-K, filed August 27, 2008, and incorporated herein by reference.
10.21*	Retirement Agreement dated January 6, 2009 between Gardner Denver, Inc. and Richard C. Steber, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 8, 2009, and incorporated herein by reference.

Exhibit No.	Description

11	Statement re: Computation of Earnings Per Share, incorporated herein by reference to Note 12 “Stockholders’ Equity and (Loss) Earnings per Share” to the Company’s “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K.**
12	Ratio of Earnings to Fixed Charges.**
21	Subsidiaries of Gardner Denver, Inc.**
23	Consent of Independent Registered Public Accounting Firm.**
24	Power of Attorney.**
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

+	The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon request.

*	Management contract or compensatory plan.

**	Filed herewith.

***	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.