Form 10-Q
period 2010-03-31
GARDNER DENVER INC
filed 2010-05-06
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,410,389 shares of Common Stock, par value $0.01 per share, as of April 30, 2010.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GARDNER DENVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues	$422,164	$462,480
Cost of sales	288,357	321,869

Gross profit	133,807	140,611
Selling and administrative expenses	87,694	94,583
Other operating (income) expense, net	(1,351)	8,176
Impairment charges	—	265,000

Operating income (loss)	47,464	(227,148)
Interest expense	6,116	7,657
Other income, net	(635)	(188)

Income (loss) before income taxes	41,983	(234,617)
Provision for income taxes	9,730	13,855

Net income (loss)	32,253	(248,472)
Less: Net income attributable to noncontrolling interests	295	697

Net income (loss) attributable to Gardner Denver	$31,958	$(249,169)

Net earnings (loss) per share attributable to Gardner Denver common stockholders
Basic earnings (loss) per share	$0.61	$(4.81)

Diluted earnings (loss) per share	$0.61	$(4.81)

Cash dividends declared per common share	$0.05	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$112,823	$109,736
Accounts receivable (net of allowance of $11,048 at March 31, 2010 and $10,690 at December 31, 2009)	332,404	326,234
Inventories, net	223,088	226,453
Deferred income taxes	28,037	30,603
Other current assets	24,856	25,485

Total current assets	721,208	718,511

Property, plant and equipment (net of accumulated depreciation of $317,380 at March 31, 2010 and $320,635 at December 31, 2009)	286,001	306,235
Goodwill	563,698	578,014
Other intangibles, net	296,746	314,410
Other assets	26,139	21,878

Total assets	$1,893,792	$1,939,048

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$38,110	$33,581
Accounts payable	107,762	94,887
Accrued liabilities	165,944	195,062

Total current liabilities	311,816	323,530

Long-term debt, less current maturities	306,660	330,935
Postretirement benefits other than pensions	15,141	15,269
Deferred income taxes	65,553	67,799
Other liabilities	129,607	137,506

Total liabilities	828,777	875,039

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,327,499 and 52,191,675 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	590	586
Capital in excess of par value	570,513	558,733
Retained earnings	572,598	543,272
Accumulated other comprehensive income	52,676	82,514
Treasury stock at cost; 6,639,894 and 6,438,993 shares at March 31, 2010 and December 31, 2009, respectively	(141,776)	(132,935)

Total Gardner Denver stockholders’ equity	1,054,601	1,052,170
Noncontrolling interests	10,414	11,839

Total stockholders’ equity	1,065,015	1,064,009

Total liabilities and stockholders’ equity	$1,893,792	$1,939,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$32,253	$(248,472)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,629	16,668
Impairment charges	—	265,000
Unrealized foreign currency transaction gain, net	(1,001)	(211)
Net (gain) loss on asset dispositions	(310)	76
Stock issued for employee benefit plans	971	1,233
Stock-based compensation expense	1,857	1,120
Excess tax benefits from stock-based compensation	(1,489)	(28)
Deferred income taxes	3,247	988
Changes in assets and liabilities:
Receivables	(14,798)	22,088
Inventories	(4,585)	7,007
Accounts payable and accrued liabilities	(6,545)	(18,053)
Other assets and liabilities, net	1,459	8,285

Net cash provided by operating activities	26,688	55,701

Cash Flows From Investing Activities
Capital expenditures	(4,759)	(8,954)
Disposals of property, plant and equipment	187	89
Other, net	—	22

Net cash used in investing activities	(4,572)	(8,843)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(3,505)	(18,397)
Proceeds from short-term borrowings	7,307	15,695
Principal payments on long-term debt	(24,711)	(61,520)
Proceeds from long-term debt	8,010	31,318
Proceeds from stock option exercises	7,339	165
Excess tax benefits from stock-based compensation	1,489	28
Purchase of treasury stock	(8,841)	(165)
Cash dividends paid	(2,624)	—
Other	(1,001)	(759)

Net cash used in financing activities	(16,537)	(33,635)

Effect of exchange rate changes on cash and cash equivalents	(2,492)	(1,217)

Net increase in cash and cash equivalents	3,087	12,006
Cash and cash equivalents, beginning of year	109,736	120,735

Cash and cash equivalents, end of period	$112,823	$132,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and amounts described in millions)
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Gardner Denver, Inc. and its majority-owned subsidiaries (collectively referred to herein as “Gardner Denver” or the “Company”). In consolidation, all significant intercompany transactions and accounts have been eliminated.
     The Condensed Consolidated Statements of Operations and Cash Flows and all segment information for the three months ended March 31, 2009 reflect the adoption in 2009 of new reporting guidance for noncontrolling interests codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.
     The financial information presented as of any date other than December 31, 2009 has been prepared from the books and records of the Company without audit. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such financial statements, have been included.
     The unaudited interim condensed consolidated financial statements should be read in conjunction with the complete consolidated financial statements and notes thereto included in Gardner Denver’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2009 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.
     Other than as specifically indicated in these “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2009.

New Accounting Standards
Recently Adopted Accounting Pronouncements
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This update requires the following new disclosures: (i) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and (ii) a reconciliation for fair value measurements using significant unobservable inputs (Level 3), including separate information about purchases, sales, issuance, and settlements. The update also clarifies existing requirements about fair value measurement disclosures and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the reconciliation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. See Note 11 “Hedging Activities and Fair Value Measurements” for the disclosures required by ASU 2010-06.
     In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09, among other provisions, eliminates the requirement to disclose the date through which subsequent events have been evaluated, and was adopted by the Company in the first quarter of 2010.
Recently Issued Accounting Pronouncements
     In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under FASB ASC 605-25, Revenue Recognition, Multiple-Element Arrangements. The revised guidance primarily provides two significant changes: (i) eliminates the need for objective and reliable evidence of fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (ii) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company is currently assessing the impact of this new guidance on its consolidated financial statements and related disclosures.
Note 2. Restructuring
     In 2008 and 2009, the Company finalized and announced certain restructuring plans designed to address (i) rationalization of the Company’s manufacturing footprint, (ii) slowing global economic growth and the resulting deterioration in the Company’s end markets and (iii) integration of CompAir Holdings Ltd. (“CompAir”) into its existing operations. These plans included the closure and consolidation of manufacturing facilities in Europe and the U.S., and various voluntary and involuntary employee termination and relocation programs. In accordance with FASB ASC 420, Exit or Disposal Cost Obligations, and FASB ASC 712, Compensation — Nonretirement Postemployment Benefits, charges totaling $57.2 million (included in “Other operating expense, net”) were recorded in 2008 and 2009, of which $34.3 million was associated with the Industrial Products Group and $22.9 million was associated with the Engineered Products Group. Additional charges totaling $1.4 million were recorded in the first quarter of 2010, of which $1.2 million was associated with the Industrial Products Group and $0.2 million was associated with the Engineered Products Group. Implementation of these plans was substantively completed during the first quarter of 2010. Payment of employee benefits is expected to be substantively completed in 2010.
     In 2009, the Company recorded charges totaling approximately $5.2 million in connection with the consolidation of certain U.S. operations, which it expects to be funded by a state grant. Additional related charges totaling approximately $4.9 million, also expected to be funded by a state grant, were recorded in the first quarter of 2010. The anticipated amount of the grant was recorded as a reduction in the associated charge and the establishment of a current receivable. If the Company does not maintain certain employment and payroll levels specified in the grant over a ten-year period, it will be obligated to return a portion of the grant funds to the state on a pro-rata basis. Any such amounts that may be returned to the state will be charged to operating income when identified. The Company currently expects to meet the required employment and payroll levels.
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
     The following table summarizes the activity in the restructuring accrual accounts:

	Termination
	Benefits	Other	Total
Balance as of December 31, 2009	$17,325	$3,655	$20,980
Charged to expense	186	1,168	1,354
Paid	(5,093)	(1,799)	(6,892)
Other, net	(728)	94	(634)

Balance as of March 31, 2010	$11,690	$3,118	$14,808

Note 3. Inventories
     Inventories as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
Raw materials, including parts and subassemblies	$148,348	$150,085
Work-in-process	22,926	39,691
Finished goods	67,705	51,638

	238,979	241,414
Excess of FIFO costs over LIFO costs	(15,891)	(14,961)

Inventories, net	$223,088	$226,453

Note 4. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill attributable to each business segment for the three-month period ended March 31, 2010, and the year ended December 31, 2009, are presented in the table below. The adjustments to goodwill in 2009 are primarily related to the finalization of the valuation of certain CompAir intangible assets.

	Industrial	Engineered
	Products	Products	Total
Balance as of December 31, 2008
Goodwill	$491,052	$313,596	$804,648
Accumulated impairment	—	—	—

	491,052	313,596	804,648
Adjustments to goodwill	16,275	(2)	16,273
Impairment of goodwill	(252,533)	—	(252,533)
Foreign currency translation	2,030	7,596	9,626

Balance as of December 31, 2009
Goodwill	509,357	321,190	830,547
Accumulated impairment	(252,533)	—	(252,533)

	256,824	321,190	578,014
Foreign currency translation	(7,840)	(6,476)	(14,316)

Balance as of March 31, 2010
Goodwill	501,517	314,714	816,231
Accumulated impairment	(252,533)	—	(252,533)

	$248,984	$314,714	$563,698

     In the first quarter of 2009, the Company recorded a preliminary $265.0 million non-cash impairment charge to reduce the carrying amount of goodwill in its Industrial Products Group based on the results of an interim assessment of such goodwill. This assessment was conducted as a result of the continuing significant decline in order rates for certain products in the Industrial Products Group during the first quarter of 2009, the uncertain outlook regarding when such order rates might return to levels and growth rates experienced in recent years and the sustained decline in the price of the Company’s common stock through March 31, 2009. The net goodwill impairment charge in 2009 of $252.5 million was finalized in the fourth quarter of 2009.

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	March 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists and relationships	$116,091	$(25,066)	$121,990	$(24,580)
Acquired technology	94,944	(48,966)	98,163	(47,162)
Trade names	53,810	(6,987)	56,245	(6,604)
Other	6,708	(2,505)	7,555	(3,781)
Unamortized intangible assets:
Trade names	108,717	—	112,584	—

Total other intangible assets	$380,270	$(83,524)	$396,537	$(82,127)

     Amortization of intangible assets for the three-month periods ended March 31, 2010 and 2009 was $4.5 million and $5.1 million, respectively. Amortization of intangible assets is anticipated to be approximately $19.0 million in 2011 through 2014 based upon exchange rates as of March 31, 2010 and intangible assets with finite useful lives included in the balance sheet as of March 31, 2010.
     Based upon a review of current economic conditions and internal projections for revenues and profitability, the Company determined that no facts or circumstances arose during the three-month period ended March 31, 2010 to warrant the performance of an interim impairment test and that there was no indication of impairment to its goodwill for any of the reporting units or indefinite-lived intangible assets as of March 31, 2010.
Note 5. Accrued Product Warranty
     A reconciliation of the changes in the accrued product warranty liability for the three-month periods ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$19,312	$19,141
Product warranty accruals	5,590	4,774
Settlements	(6,201)	(4,887)
Effect of foreign currency translation	(567)	(394)

Balance at end of period	$18,134	$18,634

Note 6. Pension and Other Postretirement Benefits
     The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$272	$260	$4	$5
Interest cost	965	1,093	2,964	2,549	249	264
Expected return on plan assets	(885)	(913)	(2,625)	(2,078)	—	—
Recognition of:
Unrecognized prior-service cost	—	3	6	7	(25)	(50)
Unrecognized net actuarial loss (gain)	359	455	256	(17)	(325)	(325)

Net periodic benefit cost (income)	439	638	873	721	(97)	(106)
FASB ASC 715-30 curtailment gain	—	—	(837)	—	—	—

Total net periodic benefit cost (income)	$439	$638	$36	$721	$(97)	$(106)

     In March of 2010, the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (the “Acts”) became law in the United States. The Acts contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be reliably determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available. The Company’s accumulated benefit obligation for its U.S. post-retirement benefit plan was $15.6 million at December 31, 2009. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. In addition, the Company may consider plan amendments in future periods that may impact the accounting of its postretirement benefit plans.
     The Company previously disclosed in its financial statements for the year ended December 31, 2009, that it expects to contribute approximately $3.6 million to its non-U.S. pension plans in fiscal 2010. In the first quarter of 2010, the Company elected to make additional discretionary contributions to such plans and, as a result, contributions to its non-U.S. pension plans as of the date of this report are expected to be $5.8 million in fiscal 2010.

Note 7. Debt
     The Company’s debt at March 31, 2010 and December 31, 2009 is summarized as follows:

	March 31,	December 31,
	2010	2009
Short-term debt	$9,163	$5,497

Long-term debt:
Credit Line, due 2013 (1)	$—	$2,500
Term Loan, denominated in U.S. dollars, due 2013 (2)	109,946	113,000
Term Loan, denominated in euro (“EUR”), due 2013 (3)	83,761	100,310
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages (4)	8,014	8,500
Capitalized leases and other long-term debt	8,886	9,709

Total long-term debt, including current maturities	335,607	359,019
Current maturities of long-term debt	28,947	28,084

Total long-term debt, less current maturities	$306,660	$330,935

(1)	The loans under this facility may be denominated in U.S. Dollars (“USD”) or several foreign currencies. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency.

(2)	The interest rate for this loan varies with prime, federal funds and/or LIBOR. At March 31, 2010, this rate was 2.8% and averaged 2.8% for the three-month period ended March 31, 2010.

(3)	The interest rate for this loan varies with LIBOR. At March 31, 2010, this rate was 2.9% and averaged 3.0% for the three-month period ended March 31, 2010.

(4)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €5,932 at March 31, 2010. The loans are secured by the Company’s facility in Bad Neustadt, Germany.
Note 8. Stock-Based Compensation
     The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations and the realized excess tax benefits included in the consolidated statements of cash flows for the three-month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Selling and administrative expenses	$1,857	$1,120

Total stock-based compensation expense included in operating expenses	$1,857	$1,120

Income (loss) before income taxes	(1,857)	(1,120)
Provision for income taxes	607	346

Net income (loss)	$(1,250)	$(774)

Net cash provided by operating activities	$(1,489)	$(28)
Net cash used in financing activities	$1,489	$28
Stock Option Awards
     A summary of the Company’s stock option activity for the three-month period ended March 31, 2010 is presented in the following table (underlying shares in thousands):

				Weighted-
		Outstanding		Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Life
Outstanding at December 31, 2009	1,381	$27.10
Granted	259	$43.43
Exercised	(314)	$23.37
Forfeited	(26)	$23.20
Expired or canceled	(6)	$21.71

Outstanding at March 31, 2010	1,294	$31.38	$16,482	4.7 years

Exercisable at March 31, 2010	724	$30.55	$9,866	3.6 years
     The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at March 31, 2010 multiplied by the number of in-the-money stock options. The weighted-average estimated grant-date fair value of employee stock options granted during the three-month period ended March 31, 2010 was $16.49.
     The total pre-tax intrinsic values of stock options exercised during the three-month periods ended March 31, 2010 and 2009 were $6.3 million and $0.1 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $4.8 million as of March 31, 2010 and will be recognized as expense over a weighted-average period of 2.4 years.

Valuation Assumptions
     The fair value of each stock option grant under the Company’s Amended and Restated Long-Term Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for the periods indicated are noted in the table below.

	Three Months Ended
	March 31,
	2010	2009
Assumptions:
Risk-free interest rate	2.3%	1.7%
Dividend yield	0.5%	—
Volatility factor	43	42
Expected life (in years)	4.8	4.6
Restricted Share Awards
     A summary of the Company’s restricted share award activity for the three-month period ended March 31, 2010 is presented in the following table (underlying shares in thousands):

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	(per share)
Nonvested at December 31, 2009	143	$29.92
Granted	42	$43.43
Vested	(6)	$35.70
Forfeited	—	$—

Nonvested at March 31, 2010	179	$32.90

     The restricted shares granted in the three-month period of 2010 were valued at the market close price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted share awards, net of estimated forfeitures, was $2.9 million as of March 31, 2010, which will be recognized as expense over a weighted-average period of 2.0 years. The total fair value of restricted share awards that vested during the three-month periods of 2010 and 2009 was $0.2 million and $1.6 million, respectively.
Note 9. Stockholders’ Equity and Earnings (Loss) Per Share
     In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. During the three-month period ended March 31, 2010, the Company repurchased 195 thousand shares under this program at a total cost of $8.6 million.

     The following table details the calculation of basic and diluted earnings (loss) per common share for the three-month periods ended March 31, 2010 and 2009 (shares in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income (loss) attributable to Gardner Denver	$31,958	$(249,169)
Weighted average shares of common stock outstanding:
Basic	52,245	51,765
Effect of stock-based compensation awards (1)	440	—

Diluted	52,685	51,765

Earnings (Loss) Per Share:
Basic	$0.61	$(4.81)

Diluted	$0.61	$(4.81)

(1)	Share equivalents totaling 170, consisting of outstanding stock options and nonvested restricted share awards, were excluded from the computation of diluted loss per share in the three-month period ended March 31, 2009 because the net loss for the period caused all potentially dilutive shares to be anti-dilutive.
     For the three-month periods ended March 31, 2010 and 2009, respectively, anti-dilutive equity-based awards to purchase 129 thousand and 939 thousand weighted-average shares of common stock were outstanding. Antidilutive equity-based awards outstanding were not included in the computation of diluted earnings (loss) per common share.
Note 10. Accumulated Other Comprehensive Income (Loss)
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

     The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Cumulative	Foreign	Unrealized		Accumulated
	Currency	Currency	Losses on	Pension and	Other
	Translation	Gains and	Cash Flow	Postretirement	Comprehensive
	Adjustment(1)	(Losses)	Hedges	Benefit Plans	Income
Balance at December 31, 2008	$113,344	$(22,982)	$—	$(17,955)	$72,407
Before tax (loss) income	(29,688)	1,512	—	73	(28,103)
Income tax effect	—	(2,886)	—	(28)	(2,914)

Other comprehensive (loss) income	(29,688)	(1,374)	—	45	(31,017)
Currency translation (2)	—	—	—	—	—

Balance at March 31, 2009	$83,656	$(24,356)	$—	$(17,910)	$41,390

Balance at December 31, 2009	$134,573	$(21,319)	$(250)	$(30,490)	$82,514
Before tax (loss) income	(38,820)	8,920	(706)	272	(30,334)
Income tax effect	—	297	268	(84)	481

Other comprehensive (loss) income	(38,820)	9,217	(438)	188	(29,853)
Currency translation (2)	—	—	—	15	15

Balance at March 31, 2010	$95,753	$(12,102)	$(688)	$(30,287)	$52,676

(1)	Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

(2)	The Company uses the historical rate approach in determining the USD amounts of changes to accumulated other comprehensive income associated with non-U.S. pension benefit plans.
     The Company’s comprehensive income (loss) for the three-month periods ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
	2010	2009
Net income (loss) attributable to Gardner Denver	$31,958	$(249,169)
Other comprehensive loss	(29,853)	(31,017)

Comprehensive income (loss) attributable to Gardner Denver	2,105	(280,186)

Net income attributable to noncontrolling interests	295	697
Other comprehensive (loss) income	(723)	188

Comprehensive (loss) income attributable to noncontrolling interests	(428)	885

Total comprehensive income (loss)	$1,677	$(279,301)

Note 11. Hedging Activities and Fair Value Measurements
Hedging Activities
     The Company is exposed to certain market risks during the normal course of its business arising from adverse changes in commodity prices, interest rates, and foreign currency exchange rates. The Company’s exposure to these risks is managed through a combination of operating and financing activities. The Company selectively uses derivative financial instruments (“derivatives”), including foreign currency forward contracts and interest rate swaps, to manage the risks from fluctuations in foreign currency exchange rates and interest rates, respectively. The Company does not purchase or hold derivatives for trading or speculative purposes. Fluctuations in commodity prices, interest rates, and foreign currency exchange rates can be volatile, and the Company’s risk management activities do not totally eliminate these risks. Consequently, these fluctuations could have a significant effect on the Company’s financial results.
     The Company’s exposure to interest rate risk results primarily from its borrowings of $344.8 million at March 31, 2010. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions.
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
     In accordance with FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”), the Company records its derivatives as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are recognized either in net income or in other comprehensive income (“OCI”), depending on the designated purpose of the derivative. All cash flows associated with derivatives are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows. It is the Company’s policy not to speculate in derivative instruments.
     Fluctuations due to changes in foreign currency exchange rates in the value of non-USD borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.

     The following tables summarize the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets:

	December 31, 2009
			Asset	Liability
		Notional	Derivatives	Derivatives
	Balance Sheet Location	Amount (1)	Fair Value (1)	Fair Value (1)
Derivatives designated as hedging instruments under FASB ASC 815
Interest rate swap contracts	Other assets	$132,320	$—	$479

Derivatives not designated as hedging instruments under FASB ASC 815
Foreign currency forwards	Accrued liabilities	$3,049	$6	$128
Foreign currency forwards	Other current assets	$119,738	$1,603	$11

	March 31, 2010
			Asset	Liability
		Notional	Derivatives	Derivatives
	Balance Sheet Location	Amount (1)	Fair Value (1)	Fair Value (1)
Derivatives designated as hedging instruments under FASB ASC 815
Interest rate swap contracts	Other liabilities	$129,039	$—	$1,182

Derivatives not designated as hedging instruments under FASB ASC 815
Foreign currency forwards	Accrued liabilities	$944	$9	$5
Foreign currency forwards	Other current assets	$113,265	$5,529	$1,312

(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.
     Gains and losses on derivatives designated as cash flow hedges in accordance with FASB ASC 815 included in the Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2010 are as presented in the table below. There were no outstanding derivatives designated as cash flow hedges during the three-month period ended March 31, 2009.

Amount of Gain or (Loss)
	Amount of Gain or	Amount of Gain or	Recognized in Income on
	(Loss)	(Loss) Reclassified	Derivatives
	Recognized in OCI on	from Accumulated OCI	(Ineffective Portion and
Derivatives Designated as	Derivatives	into Income	Amount Excluded from
Cash Flow Hedges	(Effective Portion)	(Effective Portion)	Effectiveness Testing))
Three Months Ended March 31, 2010
Interest rate swap contracts (1)	$(1,087)	$(381)	$—

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in the interest expense line on the face of the Condensed Consolidated Statements of Operations.
     At March 31, 2010, the Company is the fixed rate payor on five interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $75.0 million and €40.0 million of the Company’s LIBOR-based variable rate borrowings. These contracts carry fixed rates ranging from 0.7% to 2.2% and have expiration dates ranging from 2010 to 2013. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. Based on LIBOR-based swap yield curves as of March 31, 2010, the Company expects to reclassify losses of $1.1 million out of AOCI into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding at March 31, 2010 were $109.9 million and €62.0 million.
     There were 37 foreign currency forward contracts outstanding as of March 31, 2010 with notional amounts ranging from $0.1 million to $9.8 million. The Company has not designated any forward contracts as hedging instruments. The majority of these contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in foreign currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the other operating (income) expense, net, line on the face of the Condensed Consolidated Statements of Operations. The Company recorded net gains of $3.2 million and $6.2 million during the three-month periods ended March 31, 2010 and 2009, respectively, relating to foreign currency forward contracts outstanding during all or part of each period . During the three-month periods ended March 31, 2010 and 2009, net foreign currency gains reported in other operating (income) expense, net, were $1.0 million and $0.2 million, respectively.
     As of March 31, 2010, the Company has designated a portion of its term loan denominated in EUR of approximately €14.0 million as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies. Accordingly, changes in the fair value of this debt due to changes in the USD to EUR exchange rate are recorded through other comprehensive income. During the three-month periods ended March 31, 2010 and 2009, the Company recorded gains of $1.0 million and $5.1 million, net of tax, respectively, through other comprehensive income. As of March 31, 2010, the net balance of such losses included in accumulated other comprehensive income was $4.4 million, net of tax.

Fair Value Measurements
     The Company’s financial instruments consist primarily of cash equivalents, trade receivables, trade payables, deferred compensation obligations, derivatives and debt instruments. The book values of these instruments, other than the Senior Subordinated Notes, are a reasonable estimate of their respective fair values.
     The Senior Subordinated Notes outstanding are carried at cost. Their estimated fair value was approximately $125.6 million as of March 31, 2010 based upon non-binding market quotations that were corroborated by observable market data (Level 2). The estimated fair value is not indicative of the amount that the Company would have to pay to redeem these notes since they are infrequently traded and are not callable at this value.
     The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Total

Financial Assets
Foreign currency forwards (1)	$—	$5,538	$—	$5,538
Trading securities held in deferred compensation plan (2)	8,699	—	—	8,699

Total	$8,699	$5,538	$—	$14,237

Financial Liabilities
Foreign currency forwards (1)	$—	$1,317	$—	$1,317
Interest rate swaps (3)	—	1,182	—	1,182
Phantom stock plan (4)	—	3,154	—	3,154
Deferred compensation plan (5)	8,699	—	—	8,699

Total	$8,699	$5,653	$—	$14,352

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.

(2)	Based on the observable price of publicly traded mutual funds which, in accordance with FASB ASC 710, Compensation — General, are classified as “Trading” securities and accounted for using the mark-to-market method.

(3)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of March 31, 2010. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(4)	Based on the price of the Company’s common stock.

(5)	Based on the fair value of the investments in the deferred compensation plan.
Note 12. Income Taxes
     As of March 31, 2010, the total balance of unrecognized tax benefits was $5.4 million compared with $5.3 million of unrecognized tax benefits at December 31, 2009. The increase in the balance was primarily related to an increase in tax reserves associated with tax audits in Germany, net of a state settlement. The unrecognized tax benefits at March 31, 2010 included $5.4 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized, of which $2.6 million would be offset by a reduction of a corresponding deferred tax asset. The Company does not expect any significant changes to its unrecognized tax benefits within the next twelve months.
     The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize such interest expense and penalties as part of the provision for income taxes. The Company’s income tax liabilities at March 31, 2010 included approximately $1.3 million of accrued interest and $0.3 million of penalties.
     The Company’s U.S. federal income tax returns for the tax years 2005 to 2007 are under examination by the Internal Revenue Service. As of the date of this report, the examination has not identified any material changes. The statutes of limitations for the U.S. state tax returns are open beginning with the 2006 tax year, except for four states for which the statutes have been extended, beginning with the 2003 tax year for one state, the 2004 tax year for one state and the 2005 tax year for two states.
     The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction. The Company’s significant operations outside the U.S. are located in China, the United Kingdom and Germany. In Germany, six subsidiaries are under audit for the tax years beginning with the 2003 tax year, two subsidiaries beginning with the 2004 tax year, six subsidiaries beginning with the 2005 tax year and one subsidiary beginning with the 2006 tax year. As of the date of this report, the examinations have not identified any material changes. In China and the United Kingdom, tax years prior to 2006 are closed. In addition, audits are being conducted in various countries. To date, no material adjustments have been proposed as a result of these audits.
     The provision for income taxes was $9.7 million for the three-month period ended March 31, 2010, compared to $13.9 million for the three-month period ended March 31, 2009. The provision in the three-month period ended March 31, 2009 included an $8.6 million increase in the valuation allowance against deferred tax assets related to net operating losses recorded in connection with the acquisition of CompAir based on revised financial projections. The provision in the three-month period ended March 31, 2009 also included a $3.6 million credit for the reversal of an income tax reserve and the related interest associated with the completion of a foreign tax examination.

Note 13. Supplemental Information
     The components of other operating (income) expense, net, and supplemental cash flow information are as follows:

	Three Months Ended
	March 31,
	2010	2009
Other Operating (Income) Expense, Net
Foreign currency gains, net	$(1,001)	$(211)
Restructuring charges (1)	1,354	7,864
Other, net	(1,704)	523

Total other operating (income) expense, net	$(1,351)	$8,176

Supplemental Cash Flow Information
Cash taxes paid	$8,512	$8,852
Interest paid	3,435	4,721

(1)	See Note 2 “Restructuring.”
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

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$74,452	$98,070	$328,343	$(78,701)	$422,164
Cost of sales	54,804	73,446	238,147	(78,040)	288,357

Gross profit	19,648	24,624	90,196	(661)	133,807
Selling and administrative expenses	19,749	10,014	57,931	—	87,694
Other operating (income) expense, net	(2,328)	2,225	(1,248)	—	(1,351)

Operating income	2,227	12,385	33,513	(661)	47,464
Interest expense (income)	5,880	(3,770)	4,006	—	6,116
Other income, net	(405)	(4)	(226)	—	(635)

(Loss) income before income taxes	(3,248)	16,159	29,733	(661)	41,983
Provision for income taxes	(744)	5,527	5,169	(222)	9,730

Net (loss) income	(2,504)	10,632	24,564	(439)	32,253
Less: Net income attributable to noncontrolling interests	—	—	295	—	295

Net (loss) income attributable to Gardner Denver	$(2,504)	$10,632	$24,269	$(439)	$31,958

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$93,234	$110,291	$332,983	$(74,028)	$462,480
Cost of sales	67,142	80,287	248,954	(74,514)	321,869

Gross profit	26,092	30,004	84,029	486	140,611
Selling and administrative expenses	21,464	12,768	60,351	—	94,583
Other operating (income) expense, net	(6,297)	5,070	9,403	—	8,176
Impairment charges	—	—	265,000	—	265,000

Operating income (loss)	10,925	12,166	(250,725)	486	(227,148)
Interest expense (income)	3,677	(4,215)	8,195	—	7,657
Other expense (income), net	64	(5)	(247)	—	(188)

Income (loss) before income taxes	7,184	16,386	(258,673)	486	(234,617)
Provision for income taxes	2,193	6,281	5,063	318	13,855

Net income (loss)	4,991	10,105	(263,736)	168	(248,472)
Less: Net income attributable to noncontrolling interests	—	—	697	—	697

Net income (loss) attributable to Gardner Denver	$4,991	$10,105	$(264,433)	$168	$(249,169)

Condensed Consolidating Balance Sheet
March 31, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$7,800	$4	$105,019	$—	$112,823
Accounts receivable, net	47,098	46,829	238,477	—	332,404
Inventories, net	34,897	48,313	155,763	(15,885)	223,088
Deferred income taxes	20,059	—	6,271	1,707	28,037
Other current assets	6,571	3,365	14,920	—	24,856

Total current assets	116,425	98,511	520,450	(14,178)	721,208

Intercompany (payable) receivable	(75,392)	61,583	13,809	—	—
Investments in affiliates	947,377	184,813	72,856	(1,205,046)	—
Property, plant and equipment, net	53,353	43,409	189,239	—	286,001
Goodwill	76,680	190,010	297,008	—	563,698
Other intangibles, net	8,482	44,502	243,762	—	296,746
Other assets	25,738	471	9,241	(9,311)	26,139

Total assets	$1,152,663	$623,299	$1,346,365	$(1,228,535)	$1,893,792

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$27,958	$—	$10,152	$—	$38,110
Accounts payable and accrued liabilities	49,103	47,182	180,289	(2,868)	273,706

Total current liabilities	77,061	47,182	190,441	(2,868)	311,816

Long-term intercompany payable (receivable)	164,232	(299,900)	135,668	—	—
Long-term debt, less current maturities	291,804	75	14,781	—	306,660
Deferred income taxes	—	24,735	50,129	(9,311)	65,553
Other liabilities	64,683	723	79,342	—	144,748

Total liabilities	597,780	(227,185)	470,361	(12,179)	828,777

Stockholders’ equity:
Common stock	590	—	—	—	590
Capital in excess of par value	569,384	585,314	620,861	(1,205,046)	570,513
Retained earnings	144,327	246,791	192,015	(10,535)	572,598
Accumulated other comprehensive (loss) income	(17,642)	18,379	52,714	(775)	52,676
Treasury stock, at cost	(141,776)	—	—	—	(141,776)

Total Gardner Denver stockholders’ equity	554,883	850,484	865,590	(1,216,356)	1,054,601
Noncontrolling interests	—	—	10,414	—	10,414

Total stockholders’ equity	554,883	850,484	876,004	(1,216,356)	1,065,015

Total liabilities and stockholders’ equity	$1,152,663	$623,299	$1,346,365	$(1,228,535)	$1,893,792

Condensed Consolidating Balance Sheet
December 31, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,404	$54	$106,278	$—	$109,736
Accounts receivable, net	49,997	38,128	238,109	—	326,234
Inventories, net	29,907	56,049	155,874	(15,377)	226,453
Deferred income taxes	22,440	—	7,043	1,120	30,603
Other current assets	4,824	5,826	14,835	—	25,485

Total current assets	110,572	100,057	522,139	(14,257)	718,511

Intercompany (payable) receivable	(49,624)	36,969	12,655	—	—
Investments in affiliates	949,584	203,516	72,856	(1,225,956)	—
Property, plant and equipment, net	54,693	44,743	206,799	—	306,235
Goodwill	76,680	190,010	311,324	—	578,014
Other intangibles, net	8,890	44,724	260,796	—	314,410
Other assets	28,923	214	5,606	(12,865)	21,878

Total assets	$1,179,718	$620,233	$1,392,175	$(1,253,078)	$1,939,048

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$27,630	$—	$5,951	$—	$33,581
Accounts payable and accrued liabilities	59,701	48,330	185,195	(3,277)	289,949

Total current liabilities	87,331	48,330	191,146	(3,277)	323,530

Long-term intercompany payable (receivable)	162,211	(304,515)	142,304	—	—
Long-term debt, less current maturities	314,866	76	15,993	—	330,935
Deferred income taxes	—	24,995	55,669	(12,865)	67,799
Other liabilities	65,817	707	86,251	—	152,775

Total liabilities	630,225	(230,407)	491,363	(16,142)	875,039

Stockholders’ equity:
Common stock	586	—	—	—	586
Capital in excess of par value	557,626	587,521	639,542	(1,225,956)	558,733
Retained earnings	149,619	236,004	167,746	(10,097)	543,272
Accumulated other comprehensive (loss) income	(25,403)	27,115	81,685	(883)	82,514
Treasury stock, at cost	(132,935)	—	—	—	(132,935)

Total Gardner Denver stockholders’ equity	549,493	850,640	888,973	(1,236,936)	1,052,170
Noncontrolling interests	—	—	11,839	—	11,839

Total stockholders’ equity	549,493	850,640	900,812	(1,236,936)	1,064,009

Total liabilities and stockholders’ equity	$1,179,718	$620,233	$1,392,175	$(1,253,078)	$1,939,048

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by (Used In) Operating Activities	$21,612	$(9,628)	$14,704	$—	$26,688

Cash Flows From Investing Activities
Capital expenditures	(881)	(614)	(3,264)	—	(4,759)
Disposals of property, plant and equipment	29	12	146	—	187
Other	170	(170)	—	—	—

Net cash used in investing activities	(682)	(772)	(3,118)	—	(4,572)

Cash Flows From Financing Activities
Net change in long-term intercompany receivables/payables	3,082	10,350	(13,432)	—	—
Principal payments on short-term borrowings	(633)	—	(2,872)	—	(3,505)
Proceeds from short-term borrowings	—	—	7,307	—	7,307
Principal payments on long-term debt	(24,362)	—	(349)	—	(24,711)
Proceeds from long-term debt	8,000	—	10	—	8,010
Proceeds from stock option exercises	7,339	—	—	—	7,339
Excess tax benefits from stock-based compensation	1,463	—	26	—	1,489
Purchase of treasury stock	(8,841)	—	—	—	(8,841)
Cash dividends paid	(2,624)	—	—	—	(2,624)
Other	—	—	(1,001)	—	(1,001)

Net cash (used in) provided by financing activities	(16,576)	10,350	(10,311)	—	(16,537)

Effect of exchange rate changes on cash and cash equivalents	42	—	(2,534)	—	(2,492)

Net increase (decrease) in cash and cash equivalents	4,396	(50)	(1,259)	—	3,087
Cash and cash equivalents, beginning of year	3,404	54	106,278	—	109,736

Cash and cash equivalents, end of period	$7,800	$4	$105,019	$—	$112,823

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided By Operating Activities	$29,898	$4,523	$21,280	$—	$55,701

Cash Flows From Investing Activities
Capital expenditures	(3,723)	(2,188)	(3,043)	—	(8,954)
Disposals of property, plant and equipment	37	7	45	—	89
Other, net	22	—	—	—	22

Net cash used in investing activities	(3,664)	(2,181)	(2,998)	—	(8,843)

Cash Flows From Financing Activities
Net change in long-term intercompany receivables/payables	31,705	(1,796)	(29,909)	—	—
Principal payments on short-term borrowings	(732)	—	(17,665)	—	(18,397)
Proceeds from short-term borrowings	—	1	15,694	—	15,695
Principal payments on long-term debt	(61,237)	(11)	(272)	—	(61,520)
Proceeds from long-term debt	20,000	—	11,318	—	31,318
Proceeds from stock option exercises	165	—	—	—	165
Excess tax benefits from stock-based compensation	28	—	—	—	28
Purchase of treasury stock	(165)	—	—	—	(165)
Other	—	—	(759)	—	(759)

Net cash used in financing activities	(10,236)	(1,806)	(21,593)	—	(33,635)

Effect of exchange rate changes on cash and cash equivalents	2,473	(120)	(3,570)	—	(1,217)

Net increase (decrease) in cash and cash equivalents	18,471	416	(6,881)	—	12,006
Cash and cash equivalents, beginning of year	2,126	807	117,802	—	120,735

Cash and cash equivalents, end of period	$20,597	$1,223	$110,921	$—	$132,741

Note 16. Segment Results
     The Company has determined its reportable segments in accordance with FASB ASC 280 Segment Reporting (“FASB ASC 280”) and evaluates the performance of its reportable segments based on, among other measures, operating income (loss), which is defined as income (loss) before interest expense, other income, net, and income taxes. Reportable segment operating income (loss) and segment operating margin (defined as segment operating income (loss) divided by segment revenues) are indicative of short-term operating performance and ongoing profitability. Management closely monitors the operating income and operating margin of each reportable segment to evaluate past performance and actions required to improve profitability.
     In the Industrial Products Group, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air and gas compressors; positive displacement, centrifugal and side channel blowers; and vacuum pumps primarily serving manufacturing, transportation and general industry and selected original equipment manufacturer (“OEM”) and engineered system applications. The Company also designs, manufactures, markets and services complementary ancillary products. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. The markets served are primarily in Europe, the U.S. and Asia.
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

     The following table provides financial information by business segment for the three-month periods ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
	2010	2009
Industrial Products Group
Revenues	$246,394	$253,873
Operating income (loss)	19,553	(261,390)
Operating income (loss) as a percentage of revenues	7.9%	NM

Engineered Products Group
Revenues	$175,770	$208,607
Operating income	27,911	34,242
Operating income as a percentage of revenues	15.9%	16.4%

Reconciliation of Segment Results to Consolidated Results
Total segment operating income (loss)	$47,464	$(227,148)
Interest expense	6,116	7,657
Other income, net	(635)	(188)

Consolidated income (loss) before income taxes	$41,983	$(234,617)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including the financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.
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
     The Company has determined its reportable segments in accordance with FASB ASC 280 and evaluates the performance of its reportable segments based on, among other measures, operating income (loss), which is defined as income (loss) before interest expense, other income, net, and income taxes. Reportable segment operating income (loss) and segment operating margin (defined as segment operating income (loss) divided by segment revenues) are indicative of short-term operating performance and ongoing profitability. Management closely monitors the operating income and operating margin of each reportable segment to evaluate past performance and actions required to improve profitability. See Note 16 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures
     To supplement the Company’s financial information presented in accordance with GAAP, management, from time to time, uses additional measures to clarify and enhance understanding of past performance and prospects for the future. These measures may exclude, for example, the impact of unique and infrequent items or items outside of management’s control (e.g. foreign currency exchange rates and impairment charges). Such measures are provided in addition to and should not be considered to be a substitute for, or superior to, the comparable measure under GAAP.
Results of Operations
Performance during the Quarter Ended March 31, 2010 Compared with the Quarter Ended March 31, 2009
Revenues
     Revenues decreased $40.3 million, or 8.7%, to $422.2 million in the three months ended March 31, 2010, compared to $462.5 million in the comparable three-month period of 2009. This decrease was attributable to lower volume in both segments ($58.5 million, or 13%, in total) and net price decreases ($1.2 million), partially offset by favorable changes in foreign currency exchange rates ($19.4 million, or 4%).
     Revenues in the Industrial Products Group decreased $7.5 million, or 3%, to $246.4 million in the first quarter of 2010, compared to $253.9 million in the first quarter of 2009. This decrease reflects lower volume (9%), partially offset by favorable changes in foreign currency exchange rates (5%) and price increases (1%). The volume decline was attributable to the global economic slowdown and was realized across most product lines and geographic regions.
     Revenues in the Engineered Products Group decreased $32.8 million, or 16%, to $175.8 million in the first quarter of 2010, compared to $208.6 million in the first quarter of 2009. This decrease reflects lower volume (17%) and price reductions net of price increases (2%), partially offset by favorable changes in foreign currency exchange rates (3%). The decline in volume was attributable to the global economic slowdown and was realized across most product lines and geographic regions.
Gross Profit
     Gross profit decreased $6.8 million, or 5%, to $133.8 million in the three months ended March 31, 2010, compared to $140.6 million in the comparable period of 2009, and as a percentage of revenues was 31.7% in 2010, compared to 30.4% in 2009. The decrease in gross profit primarily reflects the volume reductions discussed above and unfavorable product mix, partially offset by favorable changes in foreign currency exchange rates. The improvement in gross profit as a percentage of revenues was due primarily to the benefits of operational improvements and cost reductions, partially offset by unfavorable product mix and the loss of volume leverage. The unfavorable product mix was primarily related to declining petroleum product volume, which provides a gross margin percentage above the Company average.
Selling and Administrative Expenses
     Selling and administrative expenses decreased $6.9 million, or 7.3%, to $87.7 million in the first quarter of 2010, compared to $94.6 million in the first quarter of 2009. This decrease reflects cost reductions, partially offset by the unfavorable effect of changes in foreign currency exchange rates ($4.6 million). As a percentage of revenues, selling and administrative expenses increased slightly to 20.8% in the first quarter of 2010 compared to 20.5% in the first quarter of 2009 primarily as a result of the reduced leverage resulting from lower revenues.
Other Operating (Income) Expense, Net
     Other operating income, net, was $1.4 million in the first quarter of 2010 compared to other operating expense, net, of $8.2 million in the first quarter of 2009. The year-over-year change was due primarily to lower restructuring charges and an increase in foreign currency gains in 2010 compared to 2009, as well as an insurance settlement received in the first quarter of 2010.
Impairment Charges
     In the first quarter of 2009, the Company recorded a preliminary $265.0 million non-cash impairment charge to reduce the carrying amount of goodwill in its Industrial Products Group based on the results of an interim assessment of such goodwill. This assessment was conducted as a result of the continuing significant decline in order rates for certain products in the Industrial Products Group during the first quarter of 2009, the uncertain outlook regarding when such order rates might return to levels and growth rates experienced in recent years and the sustained decline in the price of the Company’s common stock through March 31, 2009. The net goodwill impairment charge in 2009 of $252.5 million was finalized in the fourth quarter of 2009.
Operating Income (Loss)
     Operating income of $47.5 million in the first quarter of 2010 compares to an operating loss of $227.2 million in the first quarter of 2009. These results reflect the gross profit, selling and administrative expense, other operating (income) expense, net, and impairment charge factors discussed above. Operating income as a percentage of revenues in the first quarter of 2010 was 11.2% and reflects charges totaling $1.0 million, or 0.3% of revenues, associated with profit improvement initiatives and other items. The operating loss recorded in the first quarter of 2009 reflects the $265.0 million preliminary goodwill impairment charge and charges totaling $8.1 million associated with profit improvement initiatives (consisting primarily of employee termination costs) and other items.
     The Industrial Products Group generated segment operating income and segment operating margin of $19.6 million and 7.9%, respectively, in the first quarter of 2010, compared to a segment operating loss of $261.4 million in the first quarter of 2009 (see Note 16 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). Results in the first quarter of 2010 reflect charges totaling $0.9 million, or 0.4% of segment revenues, associated with profit improvement initiatives and other items. Segment operating income and segment operating margin were also negatively impacted by the decline in sales volume and favorably impacted by cost reductions completed during the previous twelve months. Results in the first quarter of 2009 reflect the preliminary goodwill impairment charge of $265.0 million and charges totaling $1.6 million associated with profit improvement initiatives and other items.
     The Engineered Products Group generated segment operating income and segment operating margin of $27.9 million and 15.9%, respectively, in the first quarter of 2010, compared to $34.2 million and 16.4%, respectively, in the same period of 2009 (see Note 16 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). This decline in year-over-year performance was due primarily to lower revenue and the resulting loss of volume leverage of fixed and semi-fixed costs as production levels declined and the unfavorable product mix discussed above, partially offset by the benefits of operational improvements and cost reductions. Results in the first quarters of 2010 and 2009 were negatively impacted by charges totaling $0.1 million (0.1% of segment revenues) and $6.5 million (3.1% of segment revenues), respectively, in connection with profit improvement initiatives and other non-recurring items.
Interest Expense
     Interest expense of $6.1 million in the first quarter of 2010 decreased $1.6 million from $7.7 million in the first quarter of 2009 due primarily to lower average borrowings in the first quarter of 2010 compared to the first quarter of 2009, partially offset by the effect in 2010 of the pay-fixed interest rate swaps that the Company executed in the second quarter of 2009. The weighted average interest rate, including the amortization of debt issuance costs, increased to 6.9% in the first quarter of 2010 compared to 5.9% in the first quarter of 2009 due to the effect of the aforementioned pay-fixed interest rate swaps and the greater relative weight of the fixed interest rate on the Company’s 8% Senior Subordinated Notes.
Provision for Income Taxes
     The provision for income taxes was $9.7 million and $13.9 million in the first quarter of 2010 and first quarter of 2009, respectively. The provision in the first quarter of 2009 included an $8.6 million increase in the valuation allowance against deferred tax assets related to net operating losses recorded in connection with the acquisition of CompAir based on revised financial projections. The provision in the first quarter of 2009 also included a $3.6 million credit for the reversal of an income tax reserve and the related interest associated with the completion of a foreign tax examination.
Net Income (Loss) Attributable to Gardner Denver
     Consolidated net income of $32.0 million and diluted earnings per share of $0.61 attributable to Gardner Denver in the first quarter of 2010 compares with a net loss and diluted loss per share of $249.2 million and $4.81, respectively, in the first quarter of 2009. Results in 2010 include charges for profit improvement initiatives and other items totaling $0.8 million after income taxes, or $0.01 on a diluted per share basis. The net loss in the first quarter of 2009 reflects the preliminary goodwill impairment charge of $265.0 million ($5.10 per diluted share), charges for profit improvement initiatives and other items totaling $5.7 million after income taxes ($0.12 per diluted share) and the income tax items discussed above totaling $5.1 million ($0.10 per diluted share). These items reduced first quarter 2009 net income by $275.8 million, or $5.32 per diluted share.
Outlook
     In general, the Company believes that demand for products in its Industrial Products Group tends to correlate with the rate of total industrial capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Capacity utilization rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product around the world. The significant contraction in manufacturing capacity utilization in the U.S. and Europe, which began in 2008, has resulted in lower demand for capital equipment, such as compressor packages, and for aftermarket services as existing equipment remained idle. The Company believes there have been recent improvements in global capacity utilization rates, which indicate a slightly more positive environment for aftermarket services for industrial equipment, but that the improvements have not been sufficient to warrant significant capital investments by manufacturing companies in the U.S. and Europe.
     In the first quarter of 2010, orders in the Industrial Products Group increased $33.1 million, or 14%, to $277.8 million, compared to $244.7 million in the first quarter of 2009. This increase reflected increased demand on a global basis ($17.8 million, or 8%) and the favorable effect of changes in foreign currency exchange rates ($15.3 million, or 6%). Compared to the first quarter of 2009, orders in the first quarter of 2010 in the Industrial Products Group improved in most geographic regions, with the greatest recovery on a percentage basis occurring for OEM products and in the U.S. Order backlog for the Industrial Products Group increased 9% to $210.5 million as of March 31, 2010 from $193.2 million at December 31, 2009 due primarily to orders exceeding shipments during the first quarter of 2010 ($23.3 million, or 12%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($6.0 million, or 3%). Order backlog for the Industrial Products Group declined 14% to $210.5 million as of March 31, 2010, compared to $245.3 million as of March 31, 2009, primarily due to shipments exceeding orders in 2009, partially offset by favorable changes in foreign currency exchange rates. As a result of the Company’s expectations for a slow economic recovery, it anticipates demand for Industrial Products to continue to gradually improve, but continues to remain cautious in its outlook given the reliance on incoming orders to achieve revenue growth.

     Orders in the Engineered Products Group increased 40% to $207.5 million in the first quarter of 2010, compared to $148.4 million in the first quarter of 2009, due to increased demand across most product lines and geographic regions ($52.9 million, or 36%) and the favorable effect of changes in foreign currency exchange rates ($6.2 million, or 4%). Order backlog for the Engineered Products Group increased 14% to $229.3 million as of March 31, 2010 from $202.0 million at December 31, 2009 due primarily to orders exceeding shipments during the first quarter of 2010 ($31.6 million, or 16%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($4.3 million, or 2%). Order backlog for the Engineered Products Group declined 12% to $229.3 million at March 31, 2010, compared to $259.6 million at March 31, 2009, primarily as a result of shipments exceeding orders in 2009, partially offset by the favorable effect of changes in foreign currency exchange rates. Orders for products in the Company’s Engineered Products Group have historically corresponded to demand for petrochemical products and been influenced by prices for oil and natural gas, and rig count, among other factors, which the Company cannot predict. Revenues for Engineered Products depend more on existing backlog levels than revenues for Industrial Products. Many of these products are used in process applications, such as oil and gas refining and chemical processing, which are industries that typically experience increased demand very late in economic cycles. At present, orders for products used in these applications are primarily for aftermarket parts and services. Furthermore, the Company is uncertain how long orders for drilling pumps will be negatively impacted by a lack of rig production and refurbishment in North America and whether reduced prices for natural gas will ultimately affect demand for well servicing pumps and related aftermarket parts and services. The Company’s current outlook assumes that demand for drilling pumps will not improve significantly in 2010, but that slightly higher investments will be made in well servicing equipment, consistent with on-going development of shale formations.
     Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, order backlog is not necessarily indicative of future sales levels.
Liquidity and Capital Resources
Operating Working Capital
     During the three-month period ended March 31, 2010, net working capital (defined as total current assets less total current liabilities) increased to $409.4 million from $395.0 million at December 31, 2009. Operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $19.1 million to $281.8 million from $262.7 million at December 31, 2009 due to reduced accrued liabilities ($29.1 million) and higher accounts receivable ($6.2 million), partially offset by higher accounts payable ($12.9 million) and lower inventory ($3.3 million). The decrease in accrued liabilities was due primarily to the effect of changes in foreign currency exchange rates and cash payments in the first quarter of 2010 for employee termination benefits and incentive compensation. The increase in accounts receivable was due primarily to the timing of shipments within the first quarter, partially offset by the effect of changes in foreign currency exchange rates. Days sales in receivables increased to 71 at March 31, 2010 from 67 at December 31, 2009 due primarily to the timing of shipments within the first quarter, and were essentially unchanged from 70 days at March 31, 2009. The decrease in inventory reflects the effect of changes in foreign currency exchange rates, partially offset by growth attributable to sequential increases in both orders and backlog between the first quarter of 2010 and the fourth quarter of 2009 reflecting increased demand for petroleum and OEM products.

Inventory turns declined slightly to 5.2 in the first quarter of 2010 from 5.4 in the fourth quarter of 2009, and improved from 4.8 in the first quarter of 2009.
Cash Flows
     Cash provided by operating activities of $26.7 million in the three-month period of 2010 decreased $29.0 million from $55.7 million in the comparable period of 2009. This change was primarily due to increases in accounts receivable and inventories (excluding the effect of changes in foreign currency exchange rates) in the first quarter of 2010 compared with decreases in the first quarter of 2009, partially offset by higher earnings (excluding non-cash charges for the impairment of intangible assets, depreciation and amortization and unrealized foreign currency transaction gains) and a smaller decrease in accounts payable and accrued liabilities (excluding the effect of changes in foreign currency exchange rates) in 2010 compared to 2009. Cash used for operating working capital of $25.9 million in the three-month period of 2010 compares to cash generated of $11.0 million in the three-month period of 2009. Cash used by accounts receivable of $14.8 million in the three-month period of 2010 compares with cash generated of $22.1 million in the three-month period of 2009. Cash used by accounts receivable in the first quarter of 2010 primarily reflects to the timing of shipments within the quarter. In the three-month period of 2009, collections of accounts receivable exceeded additions due to significantly lower sequential revenues in the first quarter. Cash used by inventories of $4.6 million in the three-month period of 2010 compares with cash generated of $7.0 million in the three-month period of 2009. Cash used by inventories in the first quarter of 2010 reflects growth due to sequential increases in both orders and backlog between the first quarter of 2010 and the fourth quarter of 2009 attributable to increased demand for petroleum and OEM products. Cash outflows from accounts payable and accrued liabilities of $6.5 million in the three-month period of 2010 compares to $18.1 million in the three-month period of 2009. The year over year change primarily reflects lower payments under the Company’s incentive compensation plans.
     Net cash used in investing activities of $4.6 million and $8.8 million in the three-month periods of 2010 and 2009, respectively, consisted primarily of capital expenditures on assets intended to increase operating efficiency and flexibility, support acquisition integration initiatives and bring new products to market. The Company currently expects capital expenditures to total approximately $35 to $40 million for the full year 2010. As a result of the Company’s application of lean principles, non-capital or less capital-intensive solutions are often utilized in process improvement initiatives and capital replacement. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.
     Net cash used in financing activities of $16.5 million in the three-month period of 2010 compares with $33.6 million used in the three-month period of 2009. Cash provided by operating activities was used for net repayments of short-term and long-term borrowings totaling $12.9 million in the three-month period of 2010 and $32.9 million in the three-month period of 2009. Lower debt repayments in the three-month period of 2010 compared with the three-month period of 2009 were partly attributable to the Company’s repurchase of shares of its common stock totaling $8.8 million, including shares exchanged or surrendered in connection with its stock option plans of $0.2 million, and the payment of cash dividends on its common stock of $2.6 million.

Share Repurchase Program
     In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock, of which approximately 2.8 million shares remain available for repurchase as of March 31, 2010.
Liquidity
     The Company’s debt to total capital ratio (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 24.5% as of March 31, 2010 compared to 25.5% as of December 31, 2009. This decrease primarily reflects the $19.7 million net decrease in borrowings as discussed above.
     The Company’s primary cash requirements include working capital, capital expenditures, funding of employee termination and other restructuring costs, principal and interest payments on indebtedness, cash dividends on its common stock, selective acquisitions and any stock repurchases. The Company’s primary sources of funds are its ongoing net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At March 31, 2010, the Company had cash and cash equivalents of $112.8 million, of which $3.0 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments. The Company also had $295.3 million of unused availability under its Revolving Line of Credit at March 31, 2010. Based on the Company’s financial position at March 31, 2010 and its pro-forma results of operations for the twelve months then ended, the unused availability under its Revolving Line of Credit would not have been limited by the financial ratio covenants in the 2008 Credit Agreement (as further described below).
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
     The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25%. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s consolidated total debt to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. The initial margins described above continued to be in effect through March 31, 2010.
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

     The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of March 31, 2010, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.
     The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.
     The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $10.7 million, $19.8 million, $33.6 million and $45.8 million in fiscal years 2010 through 2013, respectively. The Euro Term Loan requires quarterly principal payments aggregating approximately €6.0 million, €11.2 million, €19.0 million and €25.8 million in fiscal years 2010 through 2013, respectively.
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

Contractual Obligations and Commitments
     The following table and accompanying disclosures summarize the Company’s significant contractual obligations at March 31, 2010 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

		Payments Due by Period
(Dollars in millions)		Balance			After
Contractual Cash Obligations	Total	of 2010	2011 - 2012	2013 - 2014	2014
| | | | |
Debt	$336.1	$28.7	$97.7	$206.5	$3.2
Estimated interest payments (1)	72.1	17.3	35.2	11.1	8.5
Capital leases	8.7	1.0	1.4	0.6	5.7
Operating leases	95.3	19.9	36.0	17.0	22.4
Purchase obligations (2)	146.6	141.8	4.8	—	—

Total	$658.8	$208.7	$175.1	$235.2	$39.8

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of March 31, 2010. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.
     The above table does not include the Company’s total pension and other postretirement benefit liabilities and net deferred income tax liabilities recognized on the consolidated balance sheet as of March 31, 2010 because such liabilities, due to their nature, do not represent expected liquidity needs. There have not been material changes to such liabilities or the Company’s minimum pension funding obligations other than as disclosed in Note 6 “Pension and Other Postretirement Benefits” and Note 12 “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. Also please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
     In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of March 31, 2010, the Company had $60.1 million in such instruments outstanding and had pledged $3.0 million of cash to the issuing financial institutions as collateral for such instruments.
Contingencies
     Refer to Note 14 “Contingencies” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a description of various legal proceedings, lawsuits and administrative actions.

New Accounting Standards
     Refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, for a description of new accounting pronouncements, including the expected impact on the Company’s Condensed Consolidated Financial Statements and related disclosures.
Critical Accounting Policies and Estimates
     Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s 2009 Annual Report on Form 10-K, filed on February 26, 2010, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting polices during the quarter ended March 31, 2010.
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
     These risks, uncertainties and other factors include, but are not limited to: (1) the Company’s exposure to the risks associated with weak global economic growth, which may negatively impact its revenues, liquidity, suppliers and customers; (2) exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the

Company’s industrial products; (3) the risks associated with intense competition in the Company’s market segments, particularly the pricing of the Company’s products; (4) the risks that the Company will not realize the expected financial and other benefits from the acquisition of CompAir and restructuring actions; (5) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers; (6) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the USD, the EUR, the GBP and the CNY); (7) the risk of non-compliance with U.S. and foreign laws and regulations applicable to the Company’s international operations, including the U.S. Foreign Corrupt Practices Act and other similar laws; (8) the risks associated with the potential loss of key customers for petroleum products and the potential resulting negative impact on the Company’s profitability and cash flows; (9) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (10) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of the Company’s total assets, are impaired; (11) the ability to attract and retain quality executive management and other key personnel; (12) risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (13) the ability to continue to identify and complete strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; (14) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets; (15) the risks associated with environmental compliance costs and liabilities, including the compliance costs and liabilities of future climate change regulations; (16) the risk that communication or information systems failure may disrupt the Company’s business and result in financial loss and liability to its customers; (17) the risks associated with pending asbestos and silica personal injury lawsuits; (18) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; and (19) the ability to avoid employee work stoppages and other labor difficulties. The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
     Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of March 31, 2010, are summarized in Note 11 “Hedging Activities and Fair Value Measurements” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
     The Company’s exposure to interest rate risk results primarily from its borrowings of $344.8 million at March 31, 2010. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions of fixed and variable rate debt. The interest rates on approximately 76% of the Company’s borrowings were effectively fixed as of March 31, 2010. If the relevant LIBOR-based interest rates for all of the Company’s borrowings had been 100 basis points higher than actual in the three-month period of 2010, the Company’s interest expense would have increased by $0.2 million.
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
     The Company is exposed to the impacts of changes in foreign currency exchange rates on the translation of its non-U.S. subsidiaries’ net assets and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD. Of the Company’s total net assets of $1,065.0 million at March 31, 2010, approximately $876.0 million was denominated in currencies other than the USD. Borrowings by the Company’s non-U.S. subsidiaries at March 31, 2010 totaled $24.9 million, and the Company’s consolidated borrowings denominated in currencies other than the USD totaled $108.7 million. Fluctuations due to changes in foreign currency exchange rates in the value of non-USD borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.
     The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At March 31, 2010, the notional amount of open forward currency contracts was $114.2 million and their aggregate fair value was an asset of $4.2 million.
     To illustrate the impact of foreign currency exchange rates on the Company’s financial results, the Company’s operating income for the three-month period of 2010 would have decreased by approximately $3.4 million if the USD had been 10 percent more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.
Item 4. Controls and Procedures
     The Company’s management carried out an evaluation (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), with the participation of the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the President and Chief Executive Officer and Executive Vice President, Finance and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions is included under Note 14 “Contingencies” to the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
     For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and (ii) the “Cautionary Statement Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, which are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the three months ended March 31, 2010 are listed in the following table.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share(2)	or Programs(3)	Programs(3)
January 1, 2010 — January 31, 2010	—	n/a	—	3,000,000
February 1, 2010 — February 28, 2010	3,784	43.36	—	3,000,000
March 1, 2010 — March 31, 2010	197,129	44.01	195,000	2,805,000

Total	200,913	44.00	195,000	2,805,000

(1)	Includes shares exchanged or surrendered in connection with the exercise of options under Gardner Denver’s Amended and Restated Long-Term Incentive Plan.

(2)	Excludes commissions.

(3)	In November 2008, the Board of Directors authorized the Company to acquire up to 3.0 million shares of its common stock. As of March 31, 2010, 195,000 shares had been repurchased under this repurchase program.

Item 6. Exhibits
     See the list of exhibits in the Index to Exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC. (Registrant)
Date: May 6, 2010	By:	/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

Date: May 6, 2010	By:	/s/ Helen W. Cornell
Helen W. Cornell
Executive Vice President, Finance and Chief Financial Officer

Date: May 6, 2010	By:	/s/ David J. Antoniuk
David J. Antoniuk
Vice President and Corporate Controller (Principal Accounting Officer)

GARDNER DENVER, INC.
INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 3, 2006, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Gardner Denver, Inc., filed as Exhibit 3.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 4, 2008, and incorporated herein by reference.

4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 21, 2005, and incorporated herein by reference.

4.2	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 29, 2009, between Gardner Denver, Inc. and Wells Fargo Bank, National Association as Rights Agent, filed as Exhibit 4.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 29, 2009, and incorporated herein by reference.

4.3	Form of Indenture by and among Gardner Denver, Inc., the Guarantors and The Bank of New York Trust Company, N.A., as trustee, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 4, 2005, and incorporated herein by reference.

10.1*	Form of Gardner Denver, Inc. Restricted Stock Units Agreement, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 24, 2010, and incorporated herein by reference.

10.2*	Form of Gardner Denver, Inc. Nonemployee Director Restricted Stock Units Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 24, 2010, and incorporated herein by reference.

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

***	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.