Form 10-Q
period 2010-06-30
GARDNER DENVER INC
filed 2010-08-05
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,304,074 shares of Common Stock, par value $0.01 per share, as of July 30, 2010.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GARDNER DENVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$449,519	$436,049	$871,683	$898,529
Cost of sales	297,919	305,513	586,276	627,382

Gross profit	151,600	130,536	285,407	271,147
Selling and administrative expenses	91,745	87,170	179,439	181,753
Other operating expense, net	3,268	20,379	1,917	28,555
Impairment charges	—	(3,935)	—	261,065

Operating income (loss)	56,587	26,922	104,051	(200,226)
Interest expense	6,062	6,611	12,178	14,268
Other income, net	(2)	(1,243)	(637)	(1,431)

Income (loss) before income taxes	50,527	21,554	92,510	(213,063)
Provision for income taxes	12,603	(6,493)	22,333	7,362

Net income (loss)	37,924	28,047	70,177	(220,425)
Less: Net income attributable to noncontrolling interests	590	648	885	1,345

Net income (loss) attributable to Gardner Denver	$37,334	$27,399	$69,292	$(221,770)

Net earnings (loss) per share attributable to Gardner Denver common stockholders
Basic earnings (loss) per share	$0.71	$0.53	$1.33	$(4.28)

Diluted earnings (loss) per share	$0.71	$0.53	$1.31	$(4.28)

Cash dividends declared per common share	$0.05	$—	$0.10	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$111,138	$109,736
Accounts receivable (net of allowance of $11,334 at June 30, 2010 and $10,690 at December 31, 2009)	342,750	326,234
Inventories, net	220,080	226,453
Deferred income taxes	29,291	30,603
Other current assets	19,813	25,485

Total current assets	723,072	718,511

Property, plant and equipment (net of accumulated depreciation of $317,547 at June 30, 2010 and $320,635 at December 31, 2009)	270,658	306,235
Goodwill	542,937	578,014
Other intangibles, net	273,821	314,410
Other assets	22,130	21,878

Total assets	$1,832,618	$1,939,048

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$34,797	$33,581
Accounts payable	106,550	94,887
Accrued liabilities	168,838	195,062

Total current liabilities	310,185	323,530

Long-term debt, less current maturities	278,986	330,935
Postretirement benefits other than pensions	15,033	15,269
Deferred income taxes	55,768	67,799
Other liabilities	124,487	137,506

Total liabilities	784,459	875,039

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,248,495 and 52,191,675 shares outstanding at June 30, 2010 and December 31, 2009, respectively	591	586
Capital in excess of par value	575,374	558,733
Retained earnings	607,294	543,272
Accumulated other comprehensive income	4,781	82,514
Treasury stock at cost; 6,829,526 and 6,438,993 shares at June 30, 2010 and December 31, 2009, respectively	(150,800)	(132,935)

Total Gardner Denver stockholders’ equity	1,037,240	1,052,170
Noncontrolling interests	10,919	11,839

Total stockholders’ equity	1,048,159	1,064,009

Total liabilities and stockholders’ equity	$1,832,618	$1,939,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$70,177	$(220,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,348	34,925
Impairment charges	—	261,065
Foreign currency transaction (gain) loss, net	(628)	1,562
Net loss on asset dispositions	629	124
Stock issued for employee benefit plans	1,863	2,198
Stock-based compensation expense	3,022	1,954
Excess tax benefits from stock-based compensation	(1,903)	(88)
Deferred income taxes	(4,754)	(766)
Changes in assets and liabilities:
Receivables	(36,234)	52,503
Inventories	(10,762)	39,583
Accounts payable and accrued liabilities	6,629	(73,481)
Other assets and liabilities, net	9,230	(6,144)

Net cash provided by operating activities	67,617	93,010

Cash Flows From Investing Activities
Capital expenditures	(12,338)	(28,104)
Disposals of property, plant and equipment	1,154	589
Other, net	(8)	(19)

Net cash used in investing activities	(11,192)	(27,534)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(11,804)	(21,613)
Proceeds from short-term borrowings	12,984	14,220
Principal payments on long-term debt	(43,410)	(95,416)
Proceeds from long-term debt	8,016	31,366
Proceeds from stock option exercises	9,712	583
Excess tax benefits from stock-based compensation	1,903	88
Purchase of treasury stock	(17,864)	(285)
Cash dividends paid	(5,246)	—
Other	(996)	(847)

Net cash used in financing activities	(46,705)	(71,904)

Effect of exchange rate changes on cash and cash equivalents	(8,318)	6,177

Net increase (decrease) in cash and cash equivalents	1,402	(251)
Cash and cash equivalents, beginning of year	109,736	120,735

Cash and cash equivalents, end of period	$111,138	$120,484

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
     The Condensed Consolidated Statements of Operations and Cash Flows and all segment information for the three and six-month periods ended June 30, 2009 reflect the adoption in 2009 of new reporting guidance for noncontrolling interests codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.
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
     The results of operations for the six-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2009 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.
     Other than as specifically indicated in these “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2009.

New Accounting Standards
Recently Adopted Accounting Pronouncements
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This update requires the following new disclosures: (i) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and (ii) a reconciliation for fair value measurements using significant unobservable inputs (Level 3), including separate information about purchases, sales, issuance, and settlements. The update also clarifies existing requirements about fair value measurement disclosures and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the reconciliation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. See Note 11 “Hedging Activities and Fair Value Measurements” for the disclosures required by ASU 2010-06. Adoption of this guidance had no effect on the Company’s results of operations, financial position and cash flows.
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
Note 2. Restructuring
     In 2008 and 2009, the Company finalized and announced certain restructuring plans designed to address (i) rationalization of the Company’s manufacturing footprint, (ii) slowing global economic growth and the resulting deterioration in the Company’s end markets and (iii) integration of CompAir Holdings Ltd. (“CompAir”) into its existing operations. These plans included the closure and consolidation of manufacturing facilities in Europe and the United States (“U.S.”), and various voluntary and involuntary employee termination and relocation programs. In accordance with FASB ASC 420, Exit or Disposal Cost Obligations, and FASB ASC 712, Compensation — Nonretirement Postemployment Benefits, charges totaling $57.2 million (included in “Other operating expense, net”) were recorded in 2008 and 2009, of which $34.3 million was associated with the Industrial Products Group and $22.9 million was associated with the Engineered Products Group. Additional net charges totaling $2.7 million were recorded in the six-month period ended June 30, 2010, of which $4.0 million was associated with the Industrial Products Group. A net credit of $1.3 million, reflecting the finalization of certain employee termination plans, was recorded in the Engineered Products Group. Implementation of these plans was substantively completed during the first and second quarters of 2010. Payment of employee benefits is expected to be substantively completed in 2010.
     In 2009 and 2010, the Company recorded charges totaling approximately $8.0 million in connection with the consolidation of certain U.S. operations, which it expects to be funded by a state grant. The anticipated amount of the grant was recorded as a reduction in the associated charge and the establishment of a current receivable. To date, the Company has received funding of approximately $7.8 million. If the Company does not maintain certain employment and payroll levels specified in the grant over a ten-year period, it will be obligated to return a portion of the grant funds to the state on a pro-rata basis. Any such amounts that may be returned to the state will be charged to operating income when identified. The Company currently expects to meet the required employment and payroll levels.
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
     The following table summarizes the activity in the restructuring accrual accounts:

	Termination
	Benefits	Other	Total
Balance as of December 31, 2009	$17,325	$3,655	$20,980
Charged to expense	1,003	1,693	2,696
Paid	(8,147)	(2,691)	(10,838)
Other, net	(1,927)	296	(1,631)

Balance as of June 30, 2010	$8,254	$2,953	$11,207

Note 3. Inventories
     Inventories as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
Raw materials, including parts and subassemblies	$150,598	$150,085
Work-in-process	29,608	39,691
Finished goods	55,939	51,638

	236,145	241,414
Excess of FIFO costs over LIFO costs	(16,065)	(14,961)

Inventories, net	$220,080	$226,453

Note 4. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill attributable to each business segment for the six-month period ended June 30, 2010, and the year ended December 31, 2009, are presented in the table below. The adjustments to goodwill in 2009 are primarily related to the finalization of the valuation of certain CompAir intangible assets.

	Industrial	Engineered
	Products	Products	Total
Balance as of December 31, 2008	$491,052	$313,596	$804,648
Adjustments to goodwill	16,275	(2)	16,273
Impairment of goodwill	(252,533)	—	(252,533)
Foreign currency translation	2,030	7,596	9,626

Balance as of December 31, 2009	256,824	321,190	578,014
Foreign currency translation	(17,887)	(17,190)	(35,077)

Balance as of June 30, 2010	$238,937	$304,000	$542,937

     The net goodwill impairment charge in 2009 of $252.5 million was the result of the continuing significant decline in order rates for certain products in the Industrial Products Group during the first quarter of 2009, the uncertain outlook regarding when such order rates might return to levels and growth rates experienced in recent years and the sustained decline in the price of the Company’s common stock through March 31, 2009. The net goodwill balances as of June 30, 2010 and December 31, 2009 reflect cumulative impairment charges of $252.5 million and zero for the Industrial Products and Engineered Products Groups, respectively.
     As a result of its annual evaluation of indefinite-lived intangible assets, the Company recorded a $9.9 million non-cash impairment charge during 2009, primarily associated with a trade name in the Industrial Products Group segment.

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	June 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists and relationships	$107,490	$(24,790)	$121,990	$(24,580)
Acquired technology	87,172	(46,114)	98,163	(47,162)
Trade names	50,028	(7,330)	56,245	(6,604)
Other	7,549	(3,713)	7,555	(3,781)
Unamortized intangible assets:
Trade names	103,529	—	112,584	—

Total other intangible assets	$355,768	$(81,947)	$396,537	$(82,127)

     Amortization of intangible assets for the three and six-month periods ended June 30, 2010 was $4.3 million and $8.8 million, respectively. Amortization of intangible assets for the three and six-month periods ended June 30, 2009 was $4.8 million and $9.9 million, respectively. Amortization of intangible assets is anticipated to be approximately $17.1 million in 2011 through 2014 based upon exchange rates as of June 30, 2010 and intangible assets with finite useful lives included in the balance sheet as of June 30, 2010.
Note 5. Accrued Product Warranty
     A reconciliation of the changes in the accrued product warranty liability for the three and six-month periods ended June 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$18,134	$18,634	$19,312	$19,141
Product warranty accruals	5,360	6,383	10,950	11,157
Settlements	(5,784)	(6,755)	(11,985)	(11,642)
Effect of foreign currency translation	(704)	774	(1,271)	380

Balance at end of period	$17,006	$19,036	$17,006	$19,036

Note 6. Pension and Other Postretirement Benefits
     The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$252	$269	$4	$6
Interest cost	965	1,093	2,808	2,709	249	266
Expected return on plan assets	(885)	(913)	(2,509)	(2,223)	—	—
Recognition of:
Unrecognized prior-service cost	—	3	6	8	(25)	(50)
Unrecognized net actuarial loss (gain)	359	455	238	(18)	(325)	(325)

Net periodic benefit cost (income)	439	638	795	745	(97)	(103)
FASB ASC 715-30 curtailment gain	—	—	—	(118)	—	—

Total net periodic benefit cost (income)	$439	$638	$795	$627	$(97)	$(103)

	Six Months Ended June 30,
	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$524	$529	$8	$11
Interest cost	1,930	2,186	5,772	5,258	498	530
Expected return on plan assets	(1,770)	(1,826)	(5,134)	(4,301)	—	—
Recognition of:
Unrecognized prior-service cost	—	6	12	15	(50)	(100)
Unrecognized net actuarial loss (gain)	718	910	494	(35)	(650)	(650)

Net periodic benefit cost (income)	878	1,276	1,668	1,466	(194)	(209)
FASB ASC 715-30 curtailment gain	—	—	(837)	(118)	—	—

Total net periodic benefit cost (income)	$878	$1,276	$831	$1,348	$(194)	$(209)

     In March of 2010, the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (the “Acts”) became law in the U.S. Based on the Company’s current understanding of the provisions of the Acts, it does not expect that the Acts will have a significant impact on its accounting for and valuation of retiree medical benefit plans. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. The Company’s accumulated benefit obligation for its U.S. post-retirement benefit plan was $15.6 million at December 31, 2009.
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

Note 7. Debt
     The Company’s debt at June 30, 2010 and December 31, 2009 is summarized as follows:

	June 30,	December 31,
	2010	2009
Short-term debt	$6,341	$5,497

Long-term debt:
Credit Line, due 2013 (1)	$—	$2,500
Term Loan, denominated in U.S. dollars, due 2013 (2)	94,000	113,000
Term Loan, denominated in euro (“EUR”), due 2013 (3)	73,716	100,310
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages (4)	6,976	8,500
Capitalized leases and other long-term debt	7,750	9,709

Total long-term debt, including current maturities	307,442	359,019
Current maturities of long-term debt	28,456	28,084

Total long-term debt, less current maturities	$278,986	$330,935

(1)	The loans under this facility may be denominated in U.S. dollars (“USD”) or several foreign currencies. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency.

(2)	The interest rate for this loan varies with prime, federal funds and/or LIBOR. At June 30, 2010, this rate was 2.9% and averaged 2.8% for the six-month period ended June 30, 2010.

(3)	The interest rate for this loan varies with LIBOR. At June 30, 2010, this rate was 2.9% and averaged 2.9% for the six-month period ended June 30, 2010.

(4)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €5,704 at June 30, 2010. The loans are secured by the Company’s facility in Bad Neustadt, Germany.
Note 8. Stock-Based Compensation
     The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations and the realized excess tax benefits included in the consolidated statements of cash flows for the three and six-month periods ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Selling and administrative expenses	$1,165	$834	$3,022	$1,954

Total stock-based compensation expense included in operating expenses	$1,165	$834	$3,022	$1,954

Income (loss) before income taxes	(1,165)	(834)	(3,022)	(1,954)
Provision for income taxes	357	213	964	559

Net income (loss)	$(808)	$(621)	$(2,058)	$(1,395)

Net cash provided by operating activities	$(414)	$(60)	$(1,903)	$(88)
Net cash used in financing activities	$414	$60	$1,903	$88
Stock Option Awards
     A summary of the Company’s stock option activity for the six-month period ended June 30, 2010 is presented in the following table (underlying shares in thousands):

				Weighted-
		Outstanding		Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Life
Outstanding at December 31, 2009	1,381	$27.10
Granted	279	$43.85
Exercised	(401)	$24.25
Forfeited	(57)	$27.87
Expired or canceled	(9)	$20.79

Outstanding at June 30, 2010	1,193	$31.98	$15,224	4.6 years

Exercisable at June 30, 2010	692	$31.00	$9,483	3.5 years
     The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at June 30, 2010 multiplied by the number of in-the-money stock options. The weighted-average estimated grant-date fair value of employee stock options granted during the three and six-month periods ended June 30, 2010 were $17.34 and $16.55, respectively.
     The total pre-tax intrinsic values of stock options exercised during the three-month periods ended June 30, 2010 and 2009 were $1.9 million and $0.6 million, respectively. The total pre-tax intrinsic values of stock options exercised during the first half of 2010 and 2009 were $8.2 million and $0.7 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $4.2 million as of June 30, 2010 and will be recognized as expense over a weighted-average period of 2.1 years.

Valuation Assumptions
     The fair value of each stock option grant under the Company’s Amended and Restated Long-Term Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for the periods indicated are noted in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Assumptions:
Risk-free interest rate	1.7%	1.7%	2.3%	1.7%
Dividend yield	0.5%	—	0.5%	—
Volatility factor	46	45	43	42
Expected life (in years)	3.8	4.0	4.7	4.6
Restricted Share Awards
     A summary of the Company’s restricted share award activity for the six-month period ended June 30, 2010 is presented in the following table (underlying shares in thousands):

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	(per share)
Nonvested at December 31, 2009	143	$29.92
Granted	55	$44.60
Vested	(21)	$38.84
Forfeited	—	$—

Nonvested at June 30, 2010	177	$33.41

     The restricted shares granted in the six-month period of 2010 were valued at the market close price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted share awards, net of estimated forfeitures, was $3.1 million as of June 30, 2010, which will be recognized as expense over a weighted-average period of 2.0 years. The total fair value of restricted share awards that vested during the six-month periods of 2010 and 2009 was $0.8 million and $1.6 million, respectively.
Note 9. Stockholders’ Equity and Earnings (Loss) Per Share
     In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. During the six-month period ended June 30, 2010, the Company repurchased 0.4 million shares under this program at a total cost of $17.6 million.

     The following table details the calculation of basic and diluted earnings (loss) per common share for the three and six-month periods ended June 30, 2010 and 2009 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) attributable to Gardner Denver	$37,334	$27,399	$69,292	$(221,770)
Weighted average shares of common stock outstanding:
Basic	52,399	51,852	52,275	51,809
Effect of stock-based compensation awards (1)	403	250	421	—

Diluted	52,802	52,102	52,696	51,809

Earnings (Loss) Per Share:
Basic	$0.71	$0.53	$1.33	$(4.28)

Diluted	$0.71	$0.53	$1.31	$(4.28)

(1)	Share equivalents totaling 198 thousand, consisting of outstanding stock options and nonvested restricted share awards, were excluded from the computation of diluted loss per share in the six-month period ended June 30, 2009 because the net loss for the period caused all potentially dilutive shares to be anti-dilutive.
     For the three-month periods ended June 30, 2010 and 2009, respectively, anti-dilutive equity-based awards to purchase 245 thousand and 786 thousand weighted-average shares of common stock were outstanding. For the six-month periods ended June 30, 2010 and 2009, respectively, anti-dilutive equity-based awards to purchase 207 thousand and 1,022 thousand weighted-average shares of common stock were outstanding. Antidilutive equity-based awards outstanding were not included in the computation of diluted earnings (loss) per common share.
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

     The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

			Unrealized
	Cumulative	Foreign	Gains		Accumulated
	Currency	Currency	(Losses) on	Pension and	Other
	Translation	Gains and	Cash Flow	Postretirement	Comprehensive
	Adjustment(1)	(Losses)	Hedges	Benefit Plans	Income
Balance at December 31, 2008	$113,344	$(22,982)	$—	$(17,955)	$72,407
Before tax (loss) income	(29,688)	1,512	—	73	(28,103)
Income tax effect	—	(2,886)	—	(28)	(2,914)

Other comprehensive (loss) income	(29,688)	(1,374)	—	45	(31,017)
Currency translation (2)	—	—	—	—	—

Balance at March 31, 2009	83,656	(24,356)	—	(17,910)	41,390
Before tax income	32,931	6,682	366	73	40,052
Income tax effect	—	1,294	(139)	(28)	1,127

Other comprehensive income	32,931	7,976	227	45	41,179
Currency translation (2)	—	—	—	1	1

Balance at June 30, 2009	$116,587	$(16,380)	$227	$(17,864)	$82,570

Balance at December 31, 2009	$134,573	$(21,319)	$(250)	$(30,490)	$82,514
Before tax (loss) income	(38,820)	8,920	(706)	272	(30,334)
Income tax effect	—	297	268	(84)	481

Other comprehensive (loss) income	(38,820)	9,217	(438)	188	(29,853)
Currency translation (2)	—	—	—	15	15

Balance at March 31, 2010	95,753	(12,102)	(688)	(30,287)	52,676
Before tax (loss) income	(47,788)	664	(495)	252	(47,367)
Income tax effect	—	(649)	188	(75)	(536)

Other comprehensive (loss) income	(47,788)	15	(307)	177	(47,903)
Currency translation (2)	—	—	—	8	8

Balance at June 30, 2010	$47,965	$(12,087)	$(995)	$(30,102)	$4,781

(1)	Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

(2)	The Company uses the historical rate approach in determining the USD amounts of changes to accumulated other comprehensive income associated with non-U.S. pension benefit plans.

     The Company’s comprehensive income (loss) for the three and six-month periods ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) attributable to Gardner Denver	$37,334	$27,399	$69,292	$(221,770)
Other comprehensive (loss) income	(47,903)	41,179	(77,756)	10,162

Comprehensive (loss) income attributable to Gardner Denver	(10,569)	68,578	(8,464)	(211,608)

Net income attributable to noncontrolling interests	590	648	885	1,345
Other comprehensive (loss) income	(86)	557	(809)	745

Comprehensive income attributable to noncontrolling interest	504	1,205	76	2,090

Total comprehensive (loss) income	$(10,065)	$69,783	$(8,388)	$(209,518)

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
     The Company’s exposure to interest rate risk results primarily from its borrowings of $313.8 million at June 30, 2010. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions.
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
     The following tables summarize the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets:

	June 30, 2010
			Asset	Liability
		Notional	Derivatives	Derivatives
	Balance Sheet Location	Amount (1)	Fair Value (1)	Fair Value (1)
Derivatives designated as hedging instruments under FASB ASC 815

Interest rate swap contracts	Other liabilities	$74,459	$—	$1,658

Derivatives not designated as hedging instruments under FASB ASC 815

Foreign currency forwards	Other current assets	$104,784	$2,048	$1,005

	December 31, 2009
			Asset	Liability
		Notional	Derivatives	Derivatives
	Balance Sheet Location	Amount (1)	Fair Value (1)	Fair Value (1)
Derivatives designated as hedging instruments under FASB ASC 815

Interest rate swap contracts	Other assets	$132,320	$—	$479

Derivatives not designated as hedging instruments under FASB ASC 815

Foreign currency forwards	Accrued liabilities	$3,049	$6	$128

Foreign currency forwards	Other current assets	$119,738	$1,603	$11

(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.
     Gains and losses on derivatives designated as cash flow hedges in accordance with FASB ASC 815 included in the Condensed Consolidated Statement of Operations for the three and six-month periods ended June 30, 2010 and 2009, respectively, are as presented in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Interest rate swap contracts (1)	2010	2009	2010	2009
Amount of gain or (loss) recognized in AOCI on derivatives (effective portion)	$(825)	$207	$(1,912)	$207
Amount of gain or (loss) reclassified from AOCI into income (effective portion)	(330)	(159)	(711)	(159)
Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	(5)	—	(5)	—

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in the interest expense line on the face of the Condensed Consolidated Statements of Operations.
     At June 30, 2010, the Company is the fixed rate payor on three interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $50.0 million and €20.0 million of the Company’s LIBOR-based variable rate borrowings. These contracts carry fixed rates ranging from 1.8% to 2.2% and have expiration dates ranging from 2012 to 2013. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. Based on LIBOR-based swap yield curves as of June 30, 2010, the Company expects to reclassify losses of $1.0 million out of AOCI into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding at June 30, 2010 were $94.0 million and €60.3 million.

     There were 41 foreign currency forward contracts outstanding as of June 30, 2010 with notional amounts ranging from $0.1 million to $10.7 million. The Company has not designated any forward contracts as hedging instruments. The majority of these contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in foreign currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the other operating expense, net, line on the face of the Condensed Consolidated Statements of Operations. The Company recorded net gains of $2.2 million and net losses of $20.1 million during the three-month periods ended June 30, 2010 and 2009, respectively, relating to foreign currency forward contracts outstanding during all or part of each period. During the six-month periods ended June 30, 2010 and 2009, the Company recorded net gains of $5.4 million and net losses of $13.9 million, respectively, relating to foreign currency forward contracts outstanding during all or part of each period. Total net foreign currency gains or losses reported in other operating expense, net, were losses of $0.4 million and $1.8 million for the three-month periods ended June 30, 2010 and 2009, respectively, and a net gain of $0.6 million and a loss of $1.6 million in the six-month periods ended June 30, 2010 and 2009, respectively.
     As of June 30, 2010, the Company has designated a portion of its term loan denominated in EUR of approximately €16.0 million as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies. Accordingly, changes in the fair value of this debt due to changes in the USD to EUR exchange rate are recorded through other comprehensive income. During the three-month periods ended June 30, 2010 and 2009, the Company recorded gains of $1.6 million and losses of $5.5 million, net of tax, respectively, through other comprehensive income. During the six-month periods ended June 30, 2010 and 2009, the Company recorded gains of $2.6 million and losses of $0.4 million, net of tax, respectively, through other comprehensive income. As of June 30, 2010 and 2009, the net balances of such gains and losses included in accumulated other comprehensive income were losses of $2.8 million and $3.6 million, net of tax, respectively.
Fair Value Measurements
     The Company’s financial instruments consist primarily of cash equivalents, trade receivables, trade payables, deferred compensation assets and obligations, derivatives and debt instruments. The book values of these instruments, other than the Senior Subordinated Notes, are a reasonable estimate of their respective fair values.
     The Senior Subordinated Notes outstanding are carried at cost. Their estimated fair value was approximately $127.5 million as of June 30, 2010 based upon non-binding market quotations that were corroborated by observable market data (Level 2).
     The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3	Total

Financial Assets
Foreign currency forwards (1)	$—	$2,048	$—	$2,048
Trading securities held in deferred compensation plan (2)	8,515	—	—	8,515

Total	$8,515	$2,048	$—	$10,563

Financial Liabilities
Foreign currency forwards (1)	$—	$1,005	$—	$1,005
Interest rate swaps (3)	—	1,658	—	1,658
Phantom stock plan (4)	—	3,330	—	3,330
Deferred compensation plan (5)	8,515	—	—	8,515

Total	$8,515	$5,993	$—	$14,508

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.

(2)	Based on the observable price of publicly traded mutual funds which, in accordance with FASB ASC 710, Compensation – General, are classified as “Trading” securities and accounted for using the mark-to-market method.

(3)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of June 30, 2010. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(4)	Based on the price of the Company’s common stock.

(5)	Based on the fair value of the investments in the deferred compensation plan.
Note 12. Income Taxes
     As of June 30, 2010, the total balance of unrecognized tax benefits was $5.5 million compared with $5.2 million at December 31, 2009. The increase in the balance was primarily related to an increase in tax reserves related to the tax audits in Germany and the State of Wisconsin, net of a Canadian settlement. The unrecognized tax benefits at June 30, 2010 include $5.5 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized, of which $2.6 million would be offset by a reduction of a corresponding deferred tax asset. The Company does not expect any significant changes to its unrecognized tax benefits within the next twelve months.
     The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize such interest expense and penalties as part of the provision for income taxes. The Company’s income tax liabilities at June 30, 2010 include approximately $1.3 million of accrued interest and $0.3 million of penalties.
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

     The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction. The Company’s significant operations outside the U.S. are located in China, the United Kingdom and Germany. In Germany, six subsidiaries are under audit for the tax years beginning with the 2003 tax year, two subsidiaries beginning with the 2004 tax year, six subsidiaries beginning with the 2005 tax year and one subsidiary beginning with the 2006 tax year. As of the date of this report, the examinations have not identified any material changes. In China and the United Kingdom, tax years prior to 2006 are closed. In addition, audits are being conducted in other various countries. To date, no material adjustments have been proposed as a result of these audits.
     The provision for income taxes was $22.3 million for the six-month period ended June 30, 2010, compared to $7.4 million for the six-month period ended June 30, 2009. The provision in the six-month period of 2009 reflected the reversal of deferred tax liabilities totaling $11.6 million associated with a portion of the net goodwill and all of the trade name impairment charges recorded in the second quarter of 2009. Deferred tax liabilities were recorded when the trade name was established and as tax deductible goodwill was amortized, a corresponding deferred tax liability was established. A portion of the goodwill for which the impairment charge was taken was not amortizable for tax purposes and, accordingly, deferred tax liabilities were not recorded when the goodwill was established and a corresponding tax benefit did not arise upon the impairment of that portion of goodwill. In addition, a $3.6 million credit for the reversal of an income tax reserve and the related interest associated with the completion of a foreign tax examination was recorded in the six-month period of 2009. These benefits were partially offset by an $8.6 million valuation allowance against deferred tax assets related to net operating losses recorded in connection with the acquisition of CompAir based on revised financial projections.
Note 13. Supplemental Information
     The components of other operating expense, net, and supplemental cash flow information are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Other Operating Expense, Net
Foreign currency losses (gains), net	$373	$1,774	$(628)	$1,563
Restructuring charges (1)	1,342	19,755	2,696	27,619
Other, net	1,553	(1,150)	(151)	(627)

Total other operating expense, net	$3,268	$20,379	$1,917	$28,555

Supplemental Cash Flow Information
Cash taxes paid			$25,381	$18,968
Interest paid			11,329	13,624

(1)	See Note 2 “Restructuring.”
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

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$92,973	$101,229	$341,020	$(85,703)	$449,519
Cost of sales	66,178	70,709	245,592	(84,560)	297,919

Gross profit	26,795	30,520	95,428	(1,143)	151,600
Selling and administrative expenses	24,049	10,145	57,551	—	91,745
Other operating (income) expense, net	(4,661)	2,519	5,410	—	3,268

Operating income	7,407	17,856	32,467	(1,143)	56,587
Interest expense (income)	5,713	(3,394)	3,743	—	6,062
Other expense (income), net	230	(20)	(212)	—	(2)

Income before income taxes	1,464	21,270	28,936	(1,143)	50,527
Provision for income taxes	1,201	10,942	767	(307)	12,603

Net income	263	10,328	28,169	(836)	37,924
Less: Net income attributable to noncontrolling interests	—	—	590	—	590

Net income attributable to Gardner Denver	$263	$10,328	$27,579	$(836)	$37,334

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$86,637	$84,884	$329,404	$(64,876)	$436,049
Cost of sales	64,067	60,795	247,254	(66,603)	305,513

Gross profit	22,570	24,089	82,150	1,727	130,536
Selling and administrative expenses	16,845	9,752	60,573	—	87,170
Other operating expense (income), net	4,457	(7,319)	23,241	—	20,379
Impairment charges	47,990	11,503	(63,428)	—	(3,935)

Operating (loss) income	(46,722)	10,153	61,764	1,727	26,922
Interest expense (income)	2,400	(4,212)	8,423	—	6,611
Other income, net	(944)	(3)	(296)	—	(1,243)

(Loss) income before income taxes	(48,178)	14,368	53,637	1,727	21,554
Provision for income taxes	(5,449)	9,088	(10,632)	500	(6,493)

Net (loss) income	(42,729)	5,280	64,269	1,227	28,047
Less: Net income attributable to noncontrolling interests	—	—	648	—	648

Net (loss) income attributable to Gardner Denver	$(42,729)	$5,280	$63,621	$1,227	$27,399

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$167,425	$199,299	$669,363	$(164,404)	$871,683
Cost of sales	120,982	144,155	483,739	(162,600)	586,276

Gross profit	46,443	55,144	185,624	(1,804)	285,407
Selling and administrative expenses	43,798	20,159	115,482	—	179,439
Other operating (income) expense, net	(6,989)	4,744	4,162	—	1,917

Operating income	9,634	30,241	65,980	(1,804)	104,051
Interest expense (income)	11,593	(7,164)	7,749	—	12,178
Other income, net	(175)	(24)	(438)	—	(637)

(Loss) income before income taxes	(1,784)	37,429	58,669	(1,804)	92,510
Provision for income taxes	457	16,469	5,936	(529)	22,333

Net (loss) income	(2,241)	20,960	52,733	(1,275)	70,177
Less: Net income attributable to noncontrolling interests	—	—	885	—	885

Net (loss) income attributable to Gardner Denver	$(2,241)	$20,960	$51,848	$(1,275)	$69,292

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$179,871	$195,175	$662,387	$(138,904)	$898,529
Cost of sales	131,209	141,082	496,208	(141,117)	627,382

Gross profit	48,662	54,093	166,179	2,213	271,147
Selling and administrative expenses	38,309	22,520	120,924	—	181,753
Other operating (income) expense, net	(1,840)	(2,249)	32,644	—	28,555
Impairment charges	47,990	11,503	201,572	—	261,065

Operating (loss) income	(35,797)	22,319	(188,961)	2,213	(200,226)
Interest expense (income)	6,077	(8,427)	16,618	—	14,268
Other income, net	(880)	(8)	(543)	—	(1,431)

(Loss) income before income taxes	(40,994)	30,754	(205,036)	2,213	(213,063)
Provision for income taxes	(3,256)	15,369	(5,569)	818	7,362

Net (loss) income	(37,738)	15,385	(199,467)	1,395	(220,425)
Less: Net income attributable to noncontrolling interests	—	—	1,345	—	1,345

Net (loss) income attributable to Gardner Denver	$(37,738)	$15,385	$(200,812)	$1,395	$(221,770)

Condensed Consolidating Balance Sheet
June 30, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,963	$1	$107,174	$—	$111,138
Accounts receivable, net	53,604	56,694	232,452	—	342,750
Inventories, net	32,650	52,614	151,677	(16,861)	220,080
Deferred income taxes	20,173	—	5,468	3,650	29,291
Other current assets	2,920	2,806	14,087	—	19,813

Total current assets	113,310	112,115	510,858	(13,211)	723,072

Intercompany (payable) receivable	(91,832)	77,451	14,381	—	—
Investments in affiliates	972,966	186,314	72,856	(1,232,136)	—
Property, plant and equipment, net	52,265	44,391	174,002	—	270,658
Goodwill	76,680	190,010	276,247	—	542,937
Other intangibles, net	8,247	44,160	221,414	—	273,821
Other assets	27,704	304	6,237	(12,115)	22,130

Total assets	$1,159,340	$654,745	$1,275,995	$(1,257,462)	$1,832,618

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$26,776	$—	$8,021	$—	$34,797
Accounts payable and accrued liabilities	54,703	59,493	162,375	(1,183)	275,388

Total current liabilities	81,479	59,493	170,396	(1,183)	310,185

Long-term intercompany payable (receivable)	183,908	(299,352)	115,444	—	—
Long-term debt, less current maturities	266,361	75	12,550	—	278,986
Deferred income taxes	—	24,239	43,644	(12,115)	55,768
Other liabilities	64,829	741	73,950	—	139,520

Total liabilities	596,577	(214,804)	415,984	(13,298)	784,459

Stockholders’ equity:
Common stock	591	—	—	—	591
Capital in excess of par value	574,176	607,693	625,641	(1,232,136)	575,374
Retained earnings	141,953	257,119	219,594	(11,372)	607,294
Accumulated other comprehensive (loss) income	(3,157)	4,737	3,857	(656)	4,781
Treasury stock, at cost	(150,800)	—	—	—	(150,800)

Total Gardner Denver stockholders’ equity	562,763	869,549	849,092	(1,244,164)	1,037,240
Noncontrolling interests	—	—	10,919	—	10,919

Total stockholders’ equity	562,763	869,549	860,011	(1,244,164)	1,048,159

Total liabilities and stockholders’ equity	$1,159,340	$654,745	$1,275,995	$(1,257,462)	$1,832,618

Condensed Consolidating Balance Sheet
December 31, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,404	$54	$106,278	$—	$109,736
Accounts receivable, net	49,997	38,128	238,109	—	326,234
Inventories, net	29,907	56,049	155,874	(15,377)	226,453
Deferred income taxes	22,440	—	7,043	1,120	30,603
Other current assets	4,824	5,826	14,835	—	25,485

Total current assets	110,572	100,057	522,139	(14,257)	718,511

Intercompany (payable) receivable	(49,624)	36,969	12,655	—	—
Investments in affiliates	949,584	203,516	72,856	(1,225,956)	—
Property, plant and equipment, net	54,693	44,743	206,799	—	306,235
Goodwill	76,680	190,010	311,324	—	578,014
Other intangibles, net	8,890	44,724	260,796	—	314,410
Other assets	28,923	214	5,606	(12,865)	21,878

Total assets	$1,179,718	$620,233	$1,392,175	$(1,253,078)	$1,939,048

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$27,630	$—	$5,951	$—	$33,581
Accounts payable and accrued liabilities	59,701	48,330	185,195	(3,277)	289,949

Total current liabilities	87,331	48,330	191,146	(3,277)	323,530

Long-term intercompany payable (receivable)	162,211	(304,515)	142,304	—	—
Long-term debt, less current maturities	314,866	76	15,993	—	330,935
Deferred income taxes	—	24,995	55,669	(12,865)	67,799
Other liabilities	65,817	707	86,251	—	152,775

Total liabilities	630,225	(230,407)	491,363	(16,142)	875,039

Stockholders’ equity:
Common stock	586	—	—	—	586
Capital in excess of par value	557,626	587,521	639,542	(1,225,956)	558,733
Retained earnings	149,619	236,004	167,746	(10,097)	543,272
Accumulated other comprehensive (loss) income	(25,403)	27,115	81,685	(883)	82,514
Treasury stock, at cost	(132,935)	—	—	—	(132,935)

Total Gardner Denver stockholders’ equity	549,493	850,640	888,973	(1,236,936)	1,052,170
Noncontrolling interests	—	—	11,839	—	11,839

Total stockholders’ equity	549,493	850,640	900,812	(1,236,936)	1,064,009

Total liabilities and stockholders’ equity	$1,179,718	$620,233	$1,392,175	$(1,253,078)	$1,939,048

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used In) Operating Activities	$42,256	$(10,184)	$35,545	$—	$67,617

Cash Flows From Investing Activities
Capital expenditures	(2,053)	(3,662)	(6,623)	—	(12,338)
Disposals of property, plant and equipment	29	198	927	—	1,154
Other	151	(159)	—	—	(8)

Net cash used in investing activities	(1,873)	(3,623)	(5,696)	—	(11,192)

Cash Flows From Financing Activities
Net change in long-term intercompany receivables/payables	7,600	13,752	(21,352)	—	—
Principal payments on short-term borrowings	(1,266)	—	(10,538)	—	(11,804)
Proceeds from short-term borrowings	—	—	12,984	—	12,984
Principal payments on long-term debt	(42,414)	—	(996)	—	(43,410)
Proceeds from long-term debt	8,000	—	16	—	8,016
Proceeds from stock option exercises	9,712	—	—	—	9,712
Excess tax benefits from stock-based compensation	1,804	—	99	—	1,903
Purchase of treasury stock	(17,864)	—	—	—	(17,864)
Cash dividends paid	(5,246)	—	—	—	(5,246)
Other	—	—	(996)	—	(996)

Net cash (used in) provided by financing activities	(39,674)	13,752	(20,783)	—	(46,705)

Effect of exchange rate changes on cash and cash equivalents	(150)	2	(8,170)	—	(8,318)

Net increase (decrease) in cash and cash equivalents	559	(53)	896	—	1,402
Cash and cash equivalents, beginning of year	3,404	54	106,278	—	109,736

Cash and cash equivalents, end of period	$3,963	$1	$107,174	$—	$111,138

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash Provided By Operating Activities	$52,755	$3,844	$36,411	$—	$93,010

Cash Flows From Investing Activities
Capital expenditures	(7,006)	(3,012)	(18,086)	—	(28,104)
Disposals of property, plant and equipment	50	235	304	—	589
Other, net	159	(177)	(1)	—	(19)

Net cash used in investing activities	(6,797)	(2,954)	(17,783)	—	(27,534)

Cash Flows From Financing Activities
Net change in long-term intercompany receivables/payables	24,264	(980)	(23,284)	—	—
Principal payments on short-term borrowings	(1,456)	—	(20,157)	—	(21,613)
Proceeds from short-term borrowings	1	—	14,219	—	14,220
Principal payments on long-term debt	(81,568)	—	(13,848)	—	(95,416)
Proceeds from long-term debt	20,000	—	11,366	—	31,366
Proceeds from stock option exercises	583	—	—	—	583
Excess tax benefits from stock-based compensation	88	—	—	—	88
Purchase of treasury stock	(285)	—	—	—	(285)
Other	(87)	—	(760)	—	(847)

Net cash used in financing activities	(38,460)	(980)	(32,464)	—	(71,904)

Effect of exchange rate changes on cash and cash equivalents	2,553	(120)	3,744	—	6,177

Net increase (decrease) in cash and cash equivalents	10,051	(210)	(10,092)	—	(251)
Cash and cash equivalents, beginning of year	2,126	807	117,802	—	120,735

Cash and cash equivalents, end of period	$12,177	$597	$107,710	$—	$120,484

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
     The following table provides financial information by business segment for the three and six-month periods ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Industrial Products Group
Revenues	$268,650	$250,281	$515,044	$504,154
Operating income (loss)	20,157	(6,321)	39,710	(267,711)
Operating income (loss) as a percentage of revenues	7.5%	(2.5)%	7.7%	(53.1)%

Engineered Products Group
Revenues	$180,869	$185,768	$356,639	$394,375
Operating income	36,430	33,243	64,341	67,485
Operating income as a percentage of revenues	20.1%	17.9%	18.0%	17.1%

Reconciliation of Segment Results to Consolidated Results
Total segment operating income (loss)	$56,587	$26,922	$104,051	$(200,226)
Interest expense	6,062	6,611	12,178	14,268
Other income, net	(2)	(1,243)	(637)	(1,431)

Consolidated income (loss) before income taxes	$50,527	$21,554	$92,510	$(213,063)

Note 17. Subsequent Events
     On July 1, 2010, the Company acquired ILMVAC GmbH (“ILMVAC”) for a preliminary purchase price of €13.3 million (approximately $16.3 million), including assumed debt and net of cash acquired. The final purchase price is subject to certain post-closing adjustments. ILMVAC, headquartered in Ilmenau, Germany, is a European provider of vacuum pumps, systems and accessories for research and development laboratories and industrial applications, and will be included in the Company’s Engineered Products Group Segment.
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
Results of Operations
Performance during the Quarter Ended June 30, 2010 Compared
with the Quarter Ended June 30, 2009
Revenues
     Revenues increased $13.5 million, or 3%, to $449.5 million in the three-month period ended June 30, 2010, compared to $436.0 million in the three-month period of 2009. This increase was attributable to increased volume ($11.6 million, or 3%, in total) and net price increases ($6.5 million, or 1%), partially offset by unfavorable changes in foreign currency exchange rates ($4.6 million, or 1%).

     Revenues in the Industrial Products Group increased $18.4 million, or 7%, to $268.7 million in the second quarter of 2010, compared to $250.3 million in the second quarter of 2009. This increase reflects higher volume (8%) and price increases (1%), partially offset by unfavorable changes in foreign currency exchange rates (2%). The volume increase was attributable to improvement in demand for OEM products and aftermarket parts and services on a global basis.
     Revenues in the Engineered Products Group decreased $4.9 million, or 3%, to $180.9 million in the second quarter of 2010, compared to $185.8 million in the second quarter of 2009. This decrease reflects lower volume (5%) and unfavorable changes in foreign currency exchange rates (1%), partially offset by net price increases (3%). The decline in volume reflected shipments of loading arms and engineered packages out of backlog in 2009 that did not recur in 2010, partially offset by increased shipments of well servicing and OEM products.
Gross Profit
     Gross profit increased $21.1 million, or 16%, to $151.6 million in the three-month period ended June 30, 2010, compared to $130.5 million in the three-month period of 2009, and as a percentage of revenues was 33.7% in 2010, compared to 29.9% in 2009. The increase in gross profit primarily reflects the net volume increases discussed above and favorable product mix, partially offset by unfavorable changes in foreign currency exchange rates. The improvement in gross profit as a percentage of revenues was due primarily to the benefits of operational improvements, cost reductions, volume leverage and favorable product mix.
Selling and Administrative Expenses
     Selling and administrative expenses increased $4.5 million, or 5%, to $91.7 million in the second quarter of 2010, compared to $87.2 million in the second quarter of 2009. This increase reflects higher variable compensation and benefit expenses, partially offset by cost reductions and the favorable effect of changes in foreign currency exchange rates ($1.4 million). As a percentage of revenues, selling and administrative expenses increased slightly to 20.4% in the second quarter of 2010 compared to 20.0% in the second quarter of 2009, primarily as a result of the higher variable compensation costs discussed above.
Other Operating Expense, Net
     Other operating expense, net, was $3.3 million in the second quarter of 2010 compared to $20.4 million in the second quarter of 2009. The year-over-year change was due primarily to lower restructuring charges in 2010.
Impairment Charges
     In the first quarter of 2009, the Company recorded a preliminary $265.0 million non-cash impairment charge to reduce the carrying amount of goodwill in its Industrial Products Group based on the results of an interim assessment of such goodwill. This assessment was conducted as a result of the continuing significant decline in order rates for certain products in the Industrial Products Group during the first quarter of 2009, the uncertain outlook regarding when such order rates might return to levels and growth rates experienced in recent years and the sustained decline in the price of the Company’s common stock through March 31, 2009. During the second quarter of 2009, following completion of asset valuations and related analysis, the Company recorded a $14.3 million credit, reducing the net charge to $250.7 million. The net goodwill impairment charge in 2009 of $252.5 million was finalized in the fourth quarter of 2009. Also during the second quarter of 2009, the Company recorded a non-cash impairment charge of $10.4 million primarily to reduce the carrying value of a trade name in the Industrial Products Group. The net trade name impairment charge in 2009 of $9.9 million was finalized in the third quarter of 2009. See Note 4 “Goodwill and Other Intangible Assets” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q
Operating Income
     Operating income of $56.6 million in the second quarter of 2010 increased $29.7 million, or 110%, compared to $26.9 million in the second quarter of 2009. This improvement reflects the gross profit, selling and administrative expense, other operating expense, net, and impairment charge factors discussed above. Operating income as a percentage of revenues in the second quarter of 2010 was 12.6% and reflects charges totaling $1.8 million, or 0.4% of revenues, associated with profit improvement initiatives and other items. Operating income as a percentage of revenues in the second quarter of 2009 was 6.2% and reflects net charges totaling $16.0 million, or 3.6% of revenues, associated with profit improvement initiatives, the impairment credit and other items.
     The Industrial Products Group generated segment operating income and segment operating margin of $20.2 million and 7.5%, respectively, in the second quarter of 2010, compared to a segment operating loss of $6.3 million in the second quarter of 2009 (see Note 16 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). Results in the second quarter of 2010 reflect charges totaling $3.0 million, or 1.1% of segment revenues, associated with profit improvement initiatives and other items. Results in the second quarter of 2009 reflect the net goodwill and trade name impairment credit of $3.9 million and charges totaling $16.5 million associated with profit improvement initiatives and other items. Other than the impairment credit and the lower charges for profit improvement initiatives and other items, the year over year improvement in operating income was primarily attributable to cost reductions completed over the previous twelve months and incremental profit on revenue growth.
     The Engineered Products Group generated segment operating income and segment operating margin of $36.4 million and 20.1%, respectively, in the second quarter of 2010, compared to $33.2 million and 17.9%, respectively, in the second quarter of 2009 (see Note 16 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). Results in the second quarter of 2010 reflect a net credit associated with profit improvement initiatives and other items which improved segment operating income by $1.2 million, or 0.6% of segment revenues. Results in the second quarter of 2009 were negatively impacted by charges totaling $3.4 million, or 1.8% of segment revenues, associated with profit improvement initiatives and other items. Other than these items, performance declined slightly primarily due to volume reductions and unfavorable product mix, partially offset by cost reductions completed over the previous twelve months.

Interest Expense
     Interest expense of $6.1 million in the second quarter of 2010 decreased $0.5 million from $6.6 million in the second quarter of 2009 due to lower average borrowings in the second quarter of 2010 compared to the second quarter of 2009, partially offset by the effect in 2010 of the pay-fixed interest rate swaps that the Company executed in the second quarter of 2009. The weighted average interest rate, including the amortization of debt issuance costs, increased to 7.3% in the second quarter of 2010 compared to 5.4% in the second quarter of 2009 due to the effect of the aforementioned pay-fixed interest rate swaps and the greater relative weight of the fixed interest rate on the Company’s 8% Senior Subordinated Notes.
Provision for Income Taxes
     The provision for income taxes was $12.6 million and the effective tax rate was 24.9% in the second quarter of 2010, compared to a credit of $6.5 million recorded in the second quarter of 2009. The benefit in the second quarter of 2009 reflects the reversal of deferred tax liabilities totaling $11.6 million associated with a portion of the net goodwill and all of the trade name impairment charges recorded in the second quarter of 2009 as described above. Deferred tax liabilities were recorded when the trade name was established and as tax deductible goodwill was amortized, a corresponding deferred tax liability was established. A portion of the goodwill for which the impairment charge was taken was not amortizable for tax purposes and, accordingly, deferred tax liabilities were not recorded when the goodwill was established and a corresponding tax benefit did not arise upon the impairment of that portion of goodwill.
Net Income Attributable to Gardner Denver
     Net income of $37.3 million and diluted earnings per share (“DEPS”) of $0.71 attributable to Gardner Denver in the second quarter of 2010 compares with net income and DEPS of $27.4 million and $0.53, respectively, in the second quarter of 2009. Results in the second quarter of 2010 include charges for profit improvement initiatives and other items totaling $1.3 million after income taxes, or $0.02 on a per diluted share basis. Results in the second quarter of 2009 reflect the net goodwill and trade name impairment credit and related deferred income tax liability reversal totaling $15.6 million after income tax ($0.30 per diluted share) and charges for profit improvement initiatives and other items totaling $13.8 million after income taxes ($0.27 per diluted share). These items increased second quarter 2009 net income by $1.8 million and DEPS by $0.03.
Performance during the Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009
Revenues
     Revenues decreased $26.8 million, or 3%, to $871.7 million in the six-month period ended June 30, 2010, compared to $898.5 million in the six-month period of 2009. This decrease was due to lower volume ($47.0 million, or 6%, in total) attributable to the global economic slowdown that reduced shippable backlog in the first quarter of 2010, partially offset by net price increases ($5.3 million, or 1%) and favorable changes in foreign currency exchange rates ($14.9 million, or 2%).

     Revenues in the Industrial Products Group increased $10.9 million, or 2%, to $515.0 million in the six-month period of 2010, compared to $504.1 million in the six-month period of 2009. This increase reflects favorable changes in foreign currency exchange rates (2%) and price increases (1%), partially offset by lower volume (1%). The volume decline was attributable to the global economic slowdown and was realized across most product lines and geographic regions, other than Asia Pacific.
     Revenues in the Engineered Products Group decreased $37.8 million, or 10%, to $356.6 million in the six-month period of 2010, compared to $394.4 million in the six-month period of 2009. This decrease reflects lower volume (11%), partially offset by favorable changes in foreign currency exchange rates (1%). The decline in volume was attributable to the global economic slowdown and was realized across most product lines and geographic regions, other than OEM products.
Gross Profit
     Gross profit increased $14.3 million, or 5%, to $285.4 million in the six-month period ended June 30, 2010, compared to $271.1 million in the six-month period of 2009, and as a percentage of revenues was 32.7% in 2010, compared to 30.2% in 2009. The increase in gross profit primarily reflects the cost reduction projects and favorable changes in foreign currency exchange rates, partially offset by the volume reductions discussed above and unfavorable product mix. The improvement in gross profit as a percentage of revenues was due primarily to the benefits of operational improvements and cost reductions, partially offset by unfavorable product mix and the loss of volume leverage. The unfavorable product mix was primarily related to lower petroleum product volume in the first quarter, which provides a gross margin percentage above the Company average.
Selling and Administrative Expenses
     Selling and administrative expenses decreased $2.3 million, or 1%, to $179.4 million in the six-month period ended June 30, 2010, compared to $181.7 million in the six-month period of 2009. This decrease reflects cost reductions, partially offset by higher variable compensation and benefit expenses and the unfavorable effect of changes in foreign currency exchange rates ($3.2 million). As a percentage of revenues, selling and administrative expenses increased slightly to 20.6% in the six-month period of 2010 compared to 20.2% in the six-month period of 2009, primarily due to the reduced leverage resulting from lower revenues.
Other Operating Expense, Net
     Other operating expense, net, was $1.9 million in the six-month period ended June 30, 2010, compared to $28.6 million in the six-month period of 2009. The year-over-year change was due primarily to lower restructuring charges and an increase in foreign currency gains in 2010 compared to 2009, as well as an insurance settlement received in the first quarter of 2010.
Impairment Charges
     In the six-month period ended June 30, 2009, the Company recorded non-cash impairment charges of $250.7 million and $10.4 million to reduce the carrying amount of goodwill and a trade name, respectively, in its

Industrial Products Group. See the discussion of impairment charges under results of operations for the second quarter for further information about these charges.
Operating Income (Loss)
     Operating income of $104.1 million in the six-month period ended June 30, 2010 compares to an operating loss of $200.2 million in the six-month period of 2009. These results reflect the gross profit, selling and administrative expense, other operating expense, net, and impairment charge factors discussed above. Operating income as a percentage of revenues in the six-month period of 2010 was 11.9% and reflects charges totaling $2.8 million, or 0.4% of revenues, associated with profit improvement initiatives and other items. The operating loss recorded in the six-month period of 2009 reflects the $261.1 million net goodwill and trade name impairment charge and charges totaling $28.0 million associated with profit improvement initiatives and other items.
     The Industrial Products Group generated segment operating income and segment operating margin of $39.7 million and 7.7%, respectively, in the six-month period of 2010, compared to a segment operating loss of $267.7 million in the six-month period of 2009 (see Note 16 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). Results in the six-month period of 2010 reflect charges totaling $3.9 million, or 0.8% of segment revenues, associated with profit improvement initiatives and other items. Results in the six-month period of 2009 reflect the net goodwill and trade name impairment charge of $261.1 million and charges totaling $18.1 million associated with profit improvement initiatives and other items. Other than the charges for profit improvement initiatives, impairment and other items, the year over year improvement was primarily attributable to cost reductions completed over the previous fifteen months and incremental profit on revenue growth.
     The Engineered Products Group generated segment operating income and segment operating margin of $64.3 million and 18.0%, respectively, in the six-month period of 2010, compared to $67.5 million and 17.1%, respectively, in the six-month period of 2009 (see Note 16 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). Results in the six-month period of 2010 reflect a net credit associated with profit improvement initiatives and other items which improved segment operating income by $1.1 million, or 0.3% of segment revenues. Results in the six-month period of 2009 were negatively impacted by charges totaling $9.9 million, or 2.5% of segment revenues, associated with profit improvement initiatives and other items. Other than these items, the decline in year over year performance was primarily attributable to volume reductions and unfavorable product mix, partially offset by cost reductions.
Interest Expense
     Interest expense of $12.2 million in the six-month period ended June 30, 2010 decreased $2.1 million from $14.3 million in the six-month period of 2009 due primarily to lower average borrowings in the six-month period of 2010, compared to the six-month period of 2009, partially offset by the effect in 2010 of the pay-fixed interest rate swaps that the Company executed in the second quarter of 2009. The weighted average interest rate, including the amortization of debt issuance costs, increased to 7.1% in the six-month period of 2010, compared to

5.6% in the six-month period of 2009, due to the effect of the aforementioned pay-fixed interest rate swaps and the greater relative weight of the fixed interest rate on the Company’s 8% Senior Subordinated Notes.
Provision for Income Taxes
     The provision for income taxes was $22.3 million and the effective tax rate was 24.1% in the six-month period ended June 30, 2010 compared to an income tax provision of $7.4 million in the six-month period of 2009. The provision in the six-month period of 2009 reflected the reversal of deferred tax liabilities totaling $11.6 million associated with a portion of the net goodwill and all of the trade name impairment charges recorded in the second quarter of 2009. Deferred tax liabilities were recorded when the trade name was established and as tax deductible goodwill was amortized, a corresponding deferred tax liability was established. A portion of the goodwill for which the impairment charge was taken was not amortizable for tax purposes and, accordingly, deferred tax liabilities were not recorded when the goodwill was established and a corresponding tax benefit did not arise upon the impairment of that portion of goodwill. In addition, a $3.6 million credit for the reversal of an income tax reserve and the related interest associated with the completion of a foreign tax examination was recorded in the six-month period of 2009. These benefits were partially offset by an $8.6 million valuation allowance against deferred tax assets related to net operating losses recorded in connection with the acquisition of CompAir based on revised financial projections.
Net Income (Loss) Attributable to Gardner Denver
     Net income of $69.3 million and DEPS of $1.31 attributable to Gardner Denver in the six-month period ended June 30, 2010 compares with a net loss of $221.8 million, or $4.28 per diluted share, in the six-month period of 2009. Results in the six-month period of 2010 include charges for profit improvement initiatives and other items totaling $2.2 million after income taxes, or $0.04 on a per diluted share basis. Results in the six-month period of 2009 reflect the net goodwill and trade name impairment charge of $261.1 million and related $11.6 million deferred income tax liability reversal ($4.80 per diluted share, net), charges for profit improvement initiatives and other items totaling $19.5 million after income taxes ($0.39 per diluted share) and the income tax items discussed above totaling $5.1 million ($0.10 per diluted share). These items reduced net income in the six-month period of 2009 by $274.1 million, or $5.29 per diluted share.
Outlook
     In general, the Company believes that demand for products in its Industrial Products Group tends to correlate with the rate of total industrial capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Capacity utilization rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product around the world. The significant contraction in manufacturing capacity utilization in the U.S. and Europe, which began in 2008, has resulted in lower demand for capital equipment, such as compressor packages, as existing equipment remained idle. The Company believes there have been recent improvements in global capacity utilization rates, which indicate a slightly more positive environment for aftermarket parts and services for industrial equipment, but that the improvements have not been sufficient to warrant significant capital investments by manufacturing companies in the U.S. and Europe.
     In the second quarter of 2010, orders in the Industrial Products Group increased $68.3 million, or 32%, to $281.9 million, compared to $213.6 million in the second quarter of 2009. This increase reflected on-going improvement in demand for OEM products and aftermarket parts and services on a global basis ($70.2 million, or 33%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($1.9 million, or 1%). Order backlog for the Industrial Products Group increased 10% to $213.1 million as of June 30, 2010 from $193.2 million at December 31, 2009 due primarily to the impact of orders exceeding shipments during the first six months of 2010 ($36.3 million, or 19%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($16.4 million, or 9%). Order backlog for the Industrial Products Group as of June 30, 2010 declined 4% compared to $221.6 million as of June 30, 2009, primarily due to shipments exceeding orders during the twelve-month period and unfavorable changes in foreign currency exchange rates. As a result of the Company’s expectations for a slow economic recovery, it anticipates demand for Industrial Products to continue to gradually improve, but continues to remain cautious in its outlook given the reliance on incoming orders to achieve revenue growth.
     Orders in the Engineered Products Group increased 45% to $218.4 million in the second quarter of 2010, compared to $150.8 million in the second quarter of 2009, due to increased demand for petroleum products, improving demand for aftermarket parts and services for engineered packages and continuing strong demand for OEM products ($68.5 million, or 46%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($0.9 million, or 1%). Order backlog for the Engineered Products Group increased 28% to $259.3 million as of June 30, 2010 from $202.0 million at December 31, 2009 due primarily to the impact of orders exceeding shipments during the first six months of 2010 ($70.0 million, or 34%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($12.7 million, or 6%). Order backlog for the Engineered Products Group as of June 30, 2010 increased 12% compared to $232.0 million as of June 30, 2009, primarily as a result of increased demand during the first six months of 2010, partially offset by the unfavorable effect of changes in foreign currency exchange rates. Orders for products in the Company’s Engineered Products Group have historically corresponded to demand for petrochemical products and been influenced by prices for oil and natural gas, and rig count, among other factors, which the Company cannot predict. Revenues for Engineered Products depend more on existing backlog levels than revenues for Industrial Products. Many of these products are used in process applications, such as oil and gas refining and chemical processing, which are industries that typically experience increased demand very late in economic cycles. At present, orders for products used in these applications are primarily for replacement units, aftermarket parts and services. Furthermore, the Company is uncertain whether reduced prices for natural gas will ultimately affect demand for well servicing pumps and related aftermarket parts and services. The Company’s current outlook assumes that demand for drilling pumps will not improve before the fourth quarter of 2010, but that demand for well servicing equipment will remain strong through the balance of the year, consistent with on-going development of shale formations.
     Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, order backlog is not necessarily indicative of future revenue levels.

Liquidity and Capital Resources
Operating Working Capital
     During the six-month period ended June 30, 2010, net working capital (defined as total current assets less total current liabilities) increased to $412.9 million from $395.0 million at December 31, 2009. Operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $24.7 million to $287.4 million from $262.7 million at December 31, 2009 due to reduced accrued liabilities ($26.2 million) and higher accounts receivable ($16.5 million), partially offset by higher accounts payable ($11.6 million) and lower inventory ($6.4 million). The decrease in accrued liabilities was due primarily to the effect of changes in foreign currency exchange rates and cash payments in the first quarter of 2010 for employee termination benefits. The increase in accounts receivable was due primarily to the timing of shipments within the second quarter, partially offset by the effect of changes in foreign currency exchange rates. Days sales in receivables increased to 69 at June 30, 2010 from 67 at December 31, 2009 due primarily to the timing of shipments within the second quarter, and were down from 71 days at June 30, 2009. The decrease in inventory primarily reflects the strengthening of the USD versus the EUR, partially offset by growth attributable to increases in both orders and backlog during the first half of 2010 primarily as a result of increased demand for petroleum and OEM products. Inventory turns were 5.4 in both the second quarter of 2010 and the fourth quarter of 2009, and improved from 4.9 in the second quarter of 2009.
Cash Flows
     Cash provided by operating activities of $67.6 million in the six-month period of 2010 decreased $25.4 million from $93.0 million in the comparable period of 2009. This change was primarily due to increases in accounts receivable and inventories (excluding the effect of changes in foreign currency exchange rates) in the six-month period of 2010 compared with decreases in the six-month period of 2009, partially offset by higher earnings (excluding non-cash charges for the impairment of intangible assets, depreciation and amortization and unrealized foreign currency transaction gains) and a net increase in accounts payable and accrued liabilities (excluding the effect of changes in foreign currency exchange rates) in 2010 compared to a net decrease in 2009. Cash used for operating working capital of $40.4 million in the six-month period of 2010 compares to cash generated of $18.6 million in the six-month period of 2009. Cash used by accounts receivable of $36.2 million in the six-month period of 2010 compares with cash generated of $52.5 million in the six-month period of 2009. The reduction in the amount of cash provided by accounts receivable primarily reflects the increasing revenues in 2010, compared to the prior year period. Cash used by inventories of $10.8 million in the six-month period of 2010 compares with cash generated of $39.6 million in the six-month period of 2009. The reduction in the amount of cash provided by inventories in 2010, compared to 2009, reflects increased inventory levels to support higher levels of production in response to growth in both orders and backlog, primarily for petroleum and OEM products. Cash inflows from accounts payable and accrued liabilities of $6.6 million in the six-month period of 2010 compares to outflows of $73.5 million in the six-month period of 2009. The year over year change primarily reflects higher accruals for variable compensation and benefits expense in 2010 and cash payments under the Company’s restructuring plans in 2009.
     Net cash used in investing activities of $11.2 million and $27.5 million in the six-month periods of 2010 and 2009, respectively, consisted primarily of capital expenditures on assets intended to increase operating efficiency and flexibility, support acquisition integration initiatives and bring new products to market. The Company currently expects capital expenditures to total approximately $35 to $40 million for the full year 2010. As a result of the Company’s application of lean principles, non-capital or less capital-intensive solutions are often utilized in process improvement initiatives and capital replacement. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.
     Net cash used in financing activities of $46.7 million in the six-month period of 2010 compares with $71.9 million used in the six-month period of 2009. Cash provided by operating activities was used for net repayments of short-term and long-term borrowings totaling $34.2 million in the six-month period of 2010 and $71.4 million in the six-month period of 2009. Lower debt repayments in the six-month period of 2010 compared with the six-month period of 2009 were partly attributable to the Company’s repurchase of shares of its common stock totaling $17.9 million, including shares exchanged or surrendered in connection with its stock option plans of $0.2 million, the payment of cash dividends on its common stock of $5.2 million, and the maintenance of certain cash balances to complete the acquisition of ILMVAC on July 1, 2010.
Share Repurchase Program
     In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock, of which approximately 2.6 million shares remain available for repurchase as of June 30, 2010.
Liquidity
     The Company’s debt to total capital ratio (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 23.0% as of June 30, 2010 compared to 25.5% as of December 31, 2009. This decrease primarily reflects a $50.7 million net decrease in borrowings between the two dates.
     The Company’s primary cash requirements include working capital, capital expenditures, funding of employee termination and other restructuring costs, principal and interest payments on indebtedness, cash dividends on its common stock, selective acquisitions and any stock repurchases. The Company’s primary sources of funds are its ongoing net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At June 30, 2010, the Company had cash and cash equivalents of $111.1 million, of which $2.8 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments. The Company also had $293.9 million of unused availability under its Revolving Line of Credit at June 30, 2010. Based on the Company’s financial position at June 30, 2010 and its pro-forma results of operations for the twelve months then ended, the unused availability under its Revolving Line of Credit would not have been limited by the financial ratio covenants in the 2008 Credit Agreement (as further described below).
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
     The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25%. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s consolidated total debt to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. The initial margins described above continued to be in effect through June 30, 2010.
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
     The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of June 30, 2010, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.
     The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.
     The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $6.7 million, $17.5 million, $29.5 million and $40.3 million in fiscal years 2010 through 2013, respectively. The Euro Term Loan requires quarterly principal payments aggregating approximately €4.3 million, €11.2 million, €19.0 million and €25.8 million in fiscal years 2010 through 2013, respectively.
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
Contractual Obligations and Commitments
     The following table and accompanying disclosures summarize the Company’s significant contractual obligations at June 30, 2010 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

		Payments Due by Period
(Dollars in millions)		Balance			After
Contractual Cash Obligations	Total	of 2010	2011 – 2012	2013 – 2014	2014

Debt	$306.2	$18.7	$87.0	$197.6	$2.9
Estimated interest payments (1)	61.6	9.6	34.0	10.7	7.3
Capital leases	7.6	0.6	1.3	0.5	5.2
Operating leases	84.1	12.9	34.3	16.0	20.9
Purchase obligations (2)	181.1	170.9	9.5	0.7	—

Total	$640.6	$212.7	$166.1	$225.5	$36.3

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of June 30, 2010. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.
     The above table does not include the Company’s total pension and other postretirement benefit liabilities and net deferred income tax liabilities recognized on the consolidated balance sheet as of June 30, 2010 because such liabilities, due to their nature, do not represent expected liquidity needs. There have not been material changes to such liabilities or the Company’s minimum pension funding obligations other than as disclosed in Note 6 “Pension and Other Postretirement Benefits” and Note 12 “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. Also please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
     In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of June 30, 2010, the Company had $61.3 million in such instruments outstanding and had pledged $2.8 million of cash to the issuing financial institutions as collateral for such instruments.
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
Critical Accounting Policies and Estimates
     Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s 2009 Annual Report on Form 10-K, filed on February 26, 2010, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting polices during the quarter ended June 30, 2010.
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
     Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of June 30, 2010, are summarized in Note 11 “Hedging Activities and Fair Value Measurements” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q.
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
     The Company has long-term contracts with some of its suppliers of key components. However, to the extent that commodity prices increase and the Company does not have firm pricing from its suppliers, or its suppliers are not able to honor such prices, the Company may experience margin declines to the extent it is not able to increase selling prices of its products.
Interest Rate Risk
     The Company’s exposure to interest rate risk results primarily from its borrowings of $313.8 million at June 30, 2010. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions of fixed and variable rate debt. The interest rates on approximately 66% of the Company’s borrowings were effectively fixed as of June 30, 2010. If the relevant LIBOR-based interest rates for all of the Company’s borrowings had been 100 basis points higher than actual in the six-month period of 2010, the Company’s interest expense would have increased by $0.6 million.
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
     The Company is exposed to the impacts of changes in foreign currency exchange rates on the translation of its non-U.S. subsidiaries’ net assets and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD. Of the Company’s total net assets of $1,048.2 million at June 30, 2010, approximately $860.0 million was denominated in currencies other than the USD. Borrowings by the Company’s non-U.S. subsidiaries at June 30, 2010 totaled $20.6 million, and the Company’s consolidated borrowings denominated in currencies other than the USD totaled $94.3 million. Fluctuations due to changes in foreign currency exchange rates in the value of non-USD borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.
     The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At June 30, 2010, the notional amount of open forward currency contracts was $104.8 million and their aggregate fair value was an asset of $1.0 million.
     To illustrate the impact of foreign currency exchange rates on the Company’s financial results, the Company’s operating income for the six-month period of 2010 would have decreased by approximately $6.6 million if the USD had been 10 percent more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.
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
     In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the President and Chief Executive Officer and the Executive Vice

President, Finance and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the President and Chief Executive Officer and the Executive Vice President, Finance and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the three months ended June 30, 2010 are listed in the following table.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share (2)	or Programs (3)	Programs (3)
April 1, 2010 – April 30, 2010	—	n/a	—	2,805,000
May 1, 2010 – May 31, 2010	—	n/a	—	2,805,000
June 1, 2010 – June 30, 2010	189,632	$47.58	188,013	2,616,987

Total	189,632	$47.58	188,013	2,616,987

(1)	Includes 1,619 shares withheld to pay the tax obligation with respect to previously issued restricted stock unit awards under Gardner Denver’s Amended and Restated Long-Term Incentive Plan.

(2)	Excludes commissions.

(3)	In November 2008, the Board of Directors authorized the Company to acquire up to 3.0 million shares of its common stock. As of June 30, 2010, 383,013 shares had been repurchased under this repurchase program.
Item 6. Exhibits
     See the list of exhibits in the Index to Exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC. (Registrant)
Date: August 5, 2010	By:	/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

Date: August 5, 2010	By:	/s/ Helen W. Cornell
Helen W. Cornell
Executive Vice President, Finance and Chief Financial Officer

Date: August 5, 2010	By:	/s/ David J. Antoniuk
David J. Antoniuk
Vice President and Corporate Controller (Principal Accounting Officer)

GARDNER DENVER, INC.
INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 3, 2006, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Gardner Denver, Inc., filed as Exhibit 3.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 4, 2008, and incorporated herein by reference.

4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 21, 2005, and incorporated herein by reference.

4.2	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 29, 2009, between Gardner Denver, Inc. and Wells Fargo Bank, National Association as Rights Agent, filed as Exhibit 4.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 29, 2009, and incorporated herein by reference.

4.3	Form of Indenture by and among Gardner Denver, Inc., the Guarantors and The Bank of New York Trust Company, N.A., as trustee, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 4, 2005, and incorporated herein by reference.

10.1*	Gardner Denver, Inc. Executive Annual Bonus Plan, filed as Appendix A to Gardner Denver’s proxy statement on Schedule 14A relating to the 2010 Annual Meeting of Stockholders of Gardner Denver, filed on March 17, 2010, and incorporated herein by reference.

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

Exhibit
No.	Description
101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Filed herewith.

***	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as expressly set forth by specific reference in such filing.

§	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.