Form 10-Q
period 2010-09-30
GARDNER DENVER INC
filed 2010-11-04
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,479,911 shares of Common Stock, par value $0.01 per share, as of October 29, 2010.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GARDNER DENVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$493,449	$428,846	$1,365,132	$1,327,375
Cost of sales	333,127	293,651	919,403	921,033

Gross profit	160,322	135,195	445,729	406,342
Selling and administrative expenses	91,070	89,946	270,509	271,699
Other operating expense, net	1,253	10,599	3,170	39,154
Impairment charges	—	2,540	—	263,605

Operating income (loss)	67,999	32,110	172,050	(168,116)
Interest expense	5,651	7,109	17,829	21,377
Other income, net	(1,110)	(1,738)	(1,747)	(3,169)

Income (loss) before income taxes	63,458	26,739	155,968	(186,324)
Provision for income taxes	16,610	7,074	38,943	14,436

Net income (loss)	46,848	19,665	117,025	(200,760)
Less: Net income attributable to noncontrolling interests	273	248	1,158	1,593

Net income (loss) attributable to Gardner Denver	$46,575	$19,417	$115,867	$(202,353)

Net earnings (loss) per share attributable to Gardner Denver common stockholders
Basic earnings (loss) per share	$0.89	$0.37	$2.22	$(3.90)

Diluted earnings (loss) per share	$0.88	$0.37	$2.20	$(3.90)

Cash dividends declared per common share	$0.05	$—	$0.15	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$166,596	$109,736
Accounts receivable (net of allowance of $12,032 at September 30, 2010 and $10,690 at December 31, 2009)	366,766	326,234
Inventories, net	235,894	226,453
Deferred income taxes	30,994	30,603
Other current assets	19,174	25,485

Total current assets	819,424	718,511

Property, plant and equipment (net of accumulated depreciation of $330,606 at September 30, 2010 and $320,635 at December 31, 2009)	284,717	306,235
Goodwill	579,899	578,014
Other intangibles, net	292,712	314,410
Other assets	53,587	21,878

Total assets	$2,030,339	$1,939,048

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$32,950	$33,581
Accounts payable	117,219	94,887
Accrued liabilities	211,802	195,062

Total current liabilities	361,971	323,530

Long-term debt, less current maturities	272,609	330,935
Postretirement benefits other than pensions	14,945	15,269
Deferred income taxes	59,807	67,799
Other liabilities	158,156	137,506

Total liabilities	867,488	875,039

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,456,071 and 52,191,675 shares outstanding at September 30, 2010 and December 31, 2009, respectively	593	586
Capital in excess of par value	584,137	558,733
Retained earnings	651,241	543,272
Accumulated other comprehensive income	66,220	82,514
Treasury stock at cost; 6,831,173 and 6,438,993 shares at September 30, 2010 and December 31, 2009, respectively	(150,878)	(132,935)

Total Gardner Denver stockholders’ equity	1,151,313	1,052,170
Noncontrolling interests	11,538	11,839

Total stockholders’ equity	1,162,851	1,064,009

Total liabilities and stockholders’ equity	$2,030,339	$1,939,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$117,025	$(200,760)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,801	51,378
Impairment charges	—	263,605
Foreign currency transaction loss (gain), net	1,132	(14)
Net loss on asset dispositions	996	298
Stock issued for employee benefit plans	2,780	3,078
Stock-based compensation expense	4,125	2,293
Excess tax benefits from stock-based compensation	(2,385)	(151)
Deferred income taxes	(6,409)	(9,894)
Changes in assets and liabilities:
Receivables	(40,368)	54,772
Inventories	(10,044)	55,368
Accounts payable and accrued liabilities	36,998	(68,279)
Other assets and liabilities, net	4,516	(3,305)

Net cash provided by operating activities	153,167	148,389

Cash Flows From Investing Activities
Capital expenditures	(19,744)	(34,806)
Net cash paid in business combinations	(11,810)	(64)
Disposals of property, plant and equipment	1,477	875
Other, net	—	(1)

Net cash used in investing activities	(30,077)	(33,996)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(22,613)	(26,484)
Proceeds from short-term borrowings	19,369	21,204
Principal payments on long-term debt	(61,488)	(165,447)
Proceeds from long-term debt	8,025	35,372
Proceeds from stock option exercises	15,974	1,208
Excess tax benefits from stock-based compensation	2,385	151
Purchase of treasury stock	(17,942)	(338)
Debt issuance costs	—	(166)
Cash dividends paid	(7,866)	—
Other	(993)	(759)

Net cash used in financing activities	(65,149)	(135,259)

Effect of exchange rate changes on cash and cash equivalents	(1,081)	9,848

Net increase (decrease) in cash and cash equivalents	56,860	(11,018)
Cash and cash equivalents, beginning of year	109,736	120,735

Cash and cash equivalents, end of period	$166,596	$109,717

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
     The Condensed Consolidated Statements of Operations and Cash Flows and all segment information for the three and nine-month periods ended September 30, 2010 reflect the adoption in 2009 of new reporting guidance for noncontrolling interests codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.
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
     The results of operations for the nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2009 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.
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
Note 2. Restructuring
     In 2008 and 2009, the Company finalized and announced certain restructuring plans designed to address (i) rationalization of the Company’s manufacturing footprint, (ii) slowing global economic growth and the resulting deterioration in the Company’s end markets and (iii) integration of CompAir Holdings Ltd. (“CompAir”) into its existing operations. These plans included the closure and consolidation of manufacturing facilities in Europe and the United States (“U.S.”), and various voluntary and involuntary employee termination and relocation programs. In accordance with FASB ASC 420, Exit or Disposal Cost Obligations, and FASB ASC 712, Compensation — Nonretirement Postemployment Benefits, charges totaling $57.2 million (included in “Other operating expense, net”) were recorded in 2008 and 2009, of which $34.3 million was associated with the Industrial Products Group and $22.9 million was associated with the Engineered Products Group. Additional net charges totaling $2.3 million were recorded in the nine-month period ended September 30, 2010, of which $3.6 million was associated with the Industrial Products Group, partially offsest by a net credit of $1.3 million in the Engineered Products Group, reflecting the finalization of certain employee termination plans. Implementation of these plans was substantively completed during the first half of 2010. Payment of employee benefits is expected to be substantively completed in 2010.
     In 2009 and 2010, the Company recorded charges totaling approximately $8.7 million in connection with the consolidation of certain U.S. operations which it expects to be funded by a state grant. The anticipated amount of the grant was recorded as a reduction to the associated charges and the establishment of a current receivable. To date, the Company has received funding of approximately $8.5 million. If the Company does not maintain certain employment and payroll levels specified in the grant over a ten-year period, it will be obligated to return a portion of the grant to the state on a pro-rata basis. Any such amounts that may be returned to the state will be charged to operating income when identified. The Company currently expects to meet the required employment and payroll levels.
     In connection with the acquisition of CompAir, the Company has been implementing plans identified at or prior to the acquisition date to close and consolidate certain former CompAir functions and facilities, primarily in North America and Europe. These plans included various voluntary and involuntary employee termination and relocation programs affecting both salaried and hourly employees and exit costs associated with the sale, lease termination or sublease of certain manufacturing and administrative facilities. The terminations, relocations and facility exits associated with CompAir were substantively completed during 2009. A liability of $8.9 million was included in the allocation of the CompAir purchase price for the estimated cost of these actions at the CompAir acquisition date of October 20, 2008. This liability was increased by $2.1 million in 2009 to reflect the finalization of certain of these plans.
     The following table summarizes the activity in the restructuring accrual accounts:

	Termination
	Benefits	Other	Total
Balance as of December 31, 2009	$17,325	$3,655	$20,980
Charged to expense	222	2,110	2,332
Paid	(8,829)	(2,974)	(11,803)
Other, net	(3,366)	206	(3,160)

Balance as of September 30, 2010	$5,352	$2,997	$8,349

Note 3. Inventories
     Inventories as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
Raw materials, including parts and subassemblies	$156,727	$150,085
Work-in-process	34,987	39,691
Finished goods	60,090	51,638

	251,804	241,414
Excess of FIFO costs over LIFO costs	(15,910)	(14,961)

Inventories, net	$235,894	$226,453

Note 4. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill attributable to each business segment for the nine-month period ended September 30, 2010, and the year ended December 31, 2009, are presented in the table below. The adjustments to goodwill in 2009 are primarily related to the finalization of the valuation of certain CompAir intangible assets.

	Industrial	Engineered
	Products	Products	Total
Balance as of December 31, 2008	$491,052	$313,596	$804,648
Adjustments to goodwill	16,275	(2)	16,273
Impairment of goodwill	(252,533)	—	(252,533)
Foreign currency translation	2,030	7,596	9,626

Balance as of December 31, 2009	256,824	321,190	578,014
Acquisitions	—	9,821	9,821
Foreign currency translation	(5,150)	(2,786)	(7,936)

Balance as of September 30, 2010	$251,674	$328,225	$579,899

     The net goodwill impairment charge in 2009 of $252.5 million was the result of the continuing significant decline in order rates for certain products in the Industrial Products Group during the first quarter of 2009, the uncertain outlook regarding when such order rates might return to levels and growth rates experienced in recent years and the sustained decline in the price of the Company’s common stock through March 31, 2009. The net goodwill balances as of September 30, 2010 and December 31, 2009 reflect cumulative impairment charges of $252.5 million and zero for the Industrial Products and Engineered Products Groups, respectively.
     As a result of its annual evaluation of indefinite-lived intangible assets, the Company recorded a $9.9 million non-cash impairment charge during 2009, primarily associated with a trade name in the Industrial Products Group segment.

     The $9.8 million increase in goodwill related to acquisitions in the nine-month period of 2010 was associated with the preliminary valuation of ILMVAC GmbH (“ILMVAC”).
     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	September 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists and relationships	$117,890	$(28,671)	$121,990	$(24,580)
Acquired technology	94,610	(49,838)	98,163	(47,162)
Trade names	54,850	(8,138)	56,245	(6,604)
Other	6,887	(4,550)	7,555	(3,781)
Unamortized intangible assets:
Trade names	109,672	—	112,584	—

Total other intangible assets	$383,909	$(91,197)	$396,537	$(82,127)

     Amortization of intangible assets for the three and nine-month periods ended September 30, 2010 was $4.0 million and $12.8 million, respectively. Amortization of intangible assets for the three and nine-month periods ended September 30, 2009 was $4.7 million and $14.6 million, respectively. Amortization of intangible assets held as of September 30, 2010 is anticipated to be approximately $17.5 million annually in 2011 through 2014 based upon exchange rates as of September 30, 2010.
Note 5. Accrued Product Warranty
     A reconciliation of the changes in the accrued product warranty liability for the three and nine-month periods ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$17,006	$19,036	$19,312	$19,141
Product warranty accruals	7,164	5,846	18,114	17,003
Settlements	(6,361)	(6,148)	(18,346)	(17,790)
Acquisitions	133	—	133	—
Effect of foreign currency translation	896	216	(375)	596

Balance at end of period	$18,838	$18,950	$18,838	$18,950

Note 6. Pension and Other Postretirement Benefits
     The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$257	$301	$9	$14
Interest cost	904	1,019	2,896	2,897	194	269
Expected return on plan assets	(916)	(686)	(2,597)	(2,377)	—	—
Recognition of:
Unrecognized prior service cost	—	1	6	8	(39)	(33)
Unrecognized net actuarial loss (gain)	310	438	248	(19)	(398)	(355)

Net periodic benefit cost (income)	298	772	810	810	(234)	(105)
FASB ASC 715-30 curtailment gain	—	—	—	—	—	—

Total net periodic benefit cost (income)	$298	$772	$810	$810	$(234)	$(105)

	Nine Months Ended September 30,
	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2010	2009	2010	2009	2010	2009
Service cost	$—	$—	$781	$830	$17	$25
Interest cost	2,834	3,205	8,668	8,155	692	799
Expected return on plan assets	(2,686)	(2,512)	(7,731)	(6,678)	—	—
Recognition of:
Unrecognized prior service cost	—	7	18	23	(89)	(133)
Unrecognized net actuarial loss (gain)	1,028	1,348	742	(54)	(1,048)	(1,005)

Net periodic benefit cost (income)	1,176	2,048	2,478	2,276	(428)	(314)
FASB ASC 715-30 curtailment gain	—	—	(837)	(118)	—	—

Total net periodic benefit cost (income)	$1,176	$2,048	$1,641	$2,158	$(428)	$(314)

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
     The Company previously disclosed in its financial statements for the year ended December 31, 2009, that it expects to contribute approximately $3.6 million to its non-U.S. pension plans in fiscal 2010. In the first quarter of 2010, the Company elected to make additional discretionary contributions to such plans and, as a result, contributions to its non-U.S. pension plans as of the date of this report are expected to be $5.5 million in fiscal 2010.
Note 7. Debt
     The Company’s debt at September 30, 2010 and December 31, 2009 is summarized as follows:

	September 30,	December 31,
	2010	2009
Short-term debt	$2,157	$5,497

Long-term debt:
Credit Line, due 2013 (1)	$—	$2,500
Term Loan, denominated in U.S. dollars, due 2013 (2)	91,314	113,000
Term Loan, denominated in euro (“EUR”), due 2013 (3)	70,893	100,310
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages (4)	7,777	8,500
Capitalized leases and other long-term debt	8,418	9,709

Total long-term debt, including current maturities	303,402	359,019
Current maturities of long-term debt	30,793	28,084

Total long-term debt, less current maturities	$272,609	$330,935

(1)	The loans under this facility may be denominated in U.S. dollars (“USD”) or several foreign currencies. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency.

(2)	The interest rate for this loan varies with prime, federal funds and/or LIBOR. At September 30, 2010, this rate was 2.3% and averaged 2.8% for the nine-month period ended September 30, 2010.

(3)	The interest rate for this loan varies with LIBOR. At September 30, 2010, this rate was 2.6% and averaged 2.9% for the nine-month period ended September 30, 2010.

(4)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €5,704 at September 30, 2010. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

Note 8. Stock-Based Compensation
     The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations and the realized excess tax benefits included in the consolidated statements of cash flows for the three and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Selling and administrative expenses	$1,103	$339	$4,125	$2,293

Total stock-based compensation expense included in operating expenses	$1,103	$339	$4,125	$2,293

Income (loss) before income taxes	(1,103)	(339)	(4,125)	(2,293)
Provision for income taxes	327	77	1,291	636

Net income (loss)	$(776)	$(262)	$(2,834)	$(1,657)

Net cash provided by operating activities	$(482)	$(63)	$(2,385)	$(151)
Net cash used in financing activities	$482	$63	$2,385	$151
Stock Option Awards
     A summary of the Company’s stock option activity for the nine-month period ended September 30, 2010 is presented in the following table (underlying shares in thousands):

				Weighted-
		Outstanding		Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Life
Outstanding at December 31, 2009	1,381	$27.10
Granted	288	$43.87
Exercised	(591)	$27.01
Forfeited	(57)	$27.87
Expired or canceled	(12)	$20.61

Outstanding at September 30, 2010	1,009	$31.99	$21,894	4.5 years

Exercisable at September 30, 2010	502	$30.40	$11,685	3.3 years
     The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at September 30, 2010 multiplied by the number of in-the-money stock options. The weighted-average estimated grant-date fair value of employee stock options granted during the three and nine-month periods ended September 30, 2010 were $16.42 and $16.55, respectively.
     The total pre-tax intrinsic values of stock options exercised during the three-month periods ended September 30, 2010 and 2009 were $3.6 million and $0.5 million, respectively. The total pre-tax intrinsic values of stock options exercised during the nine-month periods of 2010 and 2009 were $11.9 million and $1.2 million, respectively. Pre-tax unrecognized stock-based compensation expense for stock options, net of estimated forfeitures, was $3.8 million as of September 30, 2010 and will be recognized as expense over a weighted-average period of 2.0 years.
Valuation Assumptions
     The fair value of each stock option grant under the Company’s Amended and Restated Long-Term Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for the periods indicated are noted in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Assumptions:
Risk-free interest rate	1.6%	2.1%	2.3%	1.7%
Dividend yield	0.5%	—	0.5%	—
Volatility factor	45	44	43	45
Expected life (in years)	4.4	4.0	4.7	4.6
Restricted Share Awards
     A summary of the Company’s restricted share award activity for the nine-month period ended September 30, 2010 is presented in the following table (underlying shares in thousands):

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	(per share)
Nonvested at December 31, 2009	143	$29.92
Granted	55	$44.60
Vested	(21)	$38.84
Forfeited	—	$—

Nonvested at September 30, 2010	177	$33.41

     The restricted shares granted in the nine-month period of 2010 were valued at the market close price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted share awards, net of estimated forfeitures, was $2.7 million as of September 30, 2010, which will be recognized as expense over a weighted-average period of 1.8 years. The total fair value of restricted share awards that vested during the nine-month periods of 2010 and 2009 was $0.9 million and $2.8 million, respectively.

Note 9. Stockholders’ Equity and Earnings (Loss) Per Share
     In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. During the nine-month period ended September 30, 2010, the Company repurchased 0.4 million shares under this program at a total cost of $17.6 million.
     The following table details the calculation of basic and diluted earnings (loss) per common share for the three and nine-month periods ended September 30, 2010 and 2009 (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss) attributable to Gardner Denver	$46,575	$19,417	$115,867	$(202,353)
Weighted average shares of common stock outstanding:
Basic	52,352	51,923	52,271	51,847
Effect of stock-based compensation awards (1)	397	294	412	—

Diluted	52,749	52,217	52,683	51,847

Earnings (Loss) Per Share:
Basic	$0.89	$0.37	$2.22	$(3.90)

Diluted	$0.88	$0.37	$2.20	$(3.90)

(1)	Share equivalents totaling 231 thousand, consisting of outstanding stock options and nonvested restricted share awards, were excluded from the computation of diluted loss per share in the nine-month period ended September 30, 2009 because the net loss for the period caused all potentially dilutive shares to be anti-dilutive.
     For the three-month periods ended September 30, 2010 and 2009, respectively, anti-dilutive equity-based awards to purchase 220 thousand and 771 thousand weighted-average shares of common stock were outstanding. For the nine-month periods ended September 30, 2010 and 2009, respectively, anti-dilutive equity-based awards to purchase 214 thousand and 792 thousand weighted-average shares of common stock were outstanding. Antidilutive equity-based awards outstanding were not included in the computation of diluted earnings (loss) per common share.
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

     The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

			Unrealized
	Cumulative	Foreign	Gains		Accumulated
	Currency	Currency	(Losses) on	Pension and	Other
	Translation	Gains and	Cash Flow	Postretirement	Comprehensive
	Adjustment(1)	(Losses)	Hedges	Benefit Plans	Income
Balance at December 31, 2008	$113,344	$(22,982)	$—	$(17,955)	$72,407
Before tax (loss) income	(29,688)	1,512	—	73	(28,103)
Income tax effect	—	(2,886)	—	(28)	(2,914)

Other comprehensive (loss) income	(29,688)	(1,374)	—	45	(31,017)
Currency translation (2)	—	—	—	—	—

Balance at March 31, 2009	83,656	(24,356)	—	(17,910)	41,390
Before tax income	32,931	6,682	366	73	40,052
Income tax effect	—	1,294	(139)	(28)	1,127

Other comprehensive income	32,931	7,976	227	45	41,179
Currency translation (2)	—	—	—	1	1

Balance at June 30, 2009	116,587	(16,380)	227	(17,864)	82,570
Before tax income (loss)	27,560	(6,524)	(901)	40	20,175
Income tax effect	—	977	342	(17)	1,302

Other comprehensive income (loss)	27,560	(5,547)	(559)	23	21,477
Currency translation (2)	—	—	—	3	3

Balance at September 30, 2009	$144,147	$(21,927)	$(332)	$(17,838)	$104,050

Balance at December 31, 2009	$134,573	$(21,319)	$(250)	$(30,490)	$82,514
Before tax (loss) income	(38,820)	8,920	(706)	272	(30,334)
Income tax effect	—	297	268	(84)	481

Other comprehensive (loss) income	(38,820)	9,217	(438)	188	(29,853)
Currency translation (2)	—	—	—	15	15

Balance at March 31, 2010	95,753	(12,102)	(688)	(30,287)	52,676
Before tax (loss) income	(47,788)	664	(495)	252	(47,367)
Income tax effect	—	(649)	188	(75)	(536)

Other comprehensive (loss) income	(47,788)	15	(307)	177	(47,903)
Currency translation (2)	—	—	—	8	8

Balance at June 30, 2010	47,965	(12,087)	(995)	(30,102)	4,781
Before tax income (loss)	29,526	31,850	(247)	127	61,256
Income tax effect	—	140	94	(6)	228

Other comprehensive income (loss)	29,526	31,990	(153)	121	61,484
Currency translation (2)	—	—	—	(45)	(45)

Balance at September 30, 2010	$77,491	$19,903	$(1,148)	$(30,026)	$66,220

(1)	Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

(2)	The Company uses the historical rate approach in determining the USD amounts of changes to accumulated other comprehensive income associated with non-U.S. pension benefit plans.

     The Company’s comprehensive income (loss) for the three and nine-month periods ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss) attributable to Gardner Denver	$46,575	$19,417	$115,867	$(202,353)
Other comprehensive income (loss)	61,484	21,477	(16,272)	31,639

Comprehensive income (loss) attributable to Gardner Denver	108,059	40,894	99,595	(170,714)

Net income attributable to noncontrolling interests	273	248	1,158	1,593
Other comprehensive income (loss)	347	8	(462)	753

Comprehensive income attributable to noncontrolling interests	620	256	696	2,346

Total comprehensive income (loss)	$108,679	$41,150	$100,291	$(168,368)

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
     The Company’s exposure to interest rate risk results primarily from its borrowings of $305.6 million at September 30, 2010. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions.
     A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the U.S. in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. The USD, Euro, British pound sterling (“GBP”), and Chinese yuan (“CNY”) are the principal currencies in which the Company and its subsidiaries enter into transactions. The Company is exposed to the impacts of changes in foreign currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD.

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
     The following tables summarize the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets:

	September 30, 2010
			Asset	Liability
		Notional	Derivatives	Derivatives
	Balance Sheet Location	Amount (1)	Fair Value (1)	Fair Value (1)
Derivatives designated as hedging instruments under FASB ASC 815

Interest rate swap contracts	Other liabilities	$77,267	$—	$1,907

Derivatives not designated as hedging instruments under FASB ASC 815

Foreign currency forwards	Current liabilities	$109,915	$122	$4,714

	December 30, 2009
			Asset	Liability
		Notional	Derivatives	Derivatives
	Balance Sheet Location	Amount (1)	Fair Value (1)	Fair Value (1)
Derivatives designated as hedging instruments under FASB ASC 815

Interest rate swap contracts	Other assets	$132,320	$—	$479

Derivatives not designated as hedging instruments under FASB ASC 815

Foreign currency forwards	Accrued liabilities	$3,049	$6	$128

Foreign currency forwards	Other current assets	$119,738	$1,603	$11

(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.
     Gains and losses on derivatives designated as cash flow hedges in accordance with FASB ASC 815 included in the Condensed Consolidated Statement of Operations for the three and nine-month periods ended September 30, 2010 and 2009, respectively, are as presented in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest rate swap contracts (1)

Amount of gain or (loss) recognized in AOCI on derivatives (effective portion)	$(543)	$(1,258)	$(2,455)	$(1,051)
Amount of gain or (loss) reclassified from AOCI into income (effective portion)	(295)	(359)	(1,006)	(518)
Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	—	(3)	(5)	(1)

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in the interest expense line on the face of the Condensed Consolidated Statements of Operations.
     At September 30, 2010, the Company is the fixed rate payor on three interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $50.0 million and €20.0 million of the Company’s LIBOR-based variable rate borrowings. These contracts carry fixed rates ranging from 1.8% to 2.2% and have expiration dates ranging from 2012 to 2013. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. Based on LIBOR-based swap yield curves as of September 30, 2010, the Company expects to reclassify losses of $1.6 million out of AOCI into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding at September 30, 2010 were $91.3 million and €52.0 million.

     There were 57 foreign currency forward contracts outstanding as of September 30, 2010 with notional amounts ranging from $0.1 million to $10.9 million. The Company has not designated any forward contracts as hedging instruments. The majority of these contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in foreign currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the other operating expense, net, line on the face of the Condensed Consolidated Statements of Operations. The Company recorded net losses of $6.2 million and $1.0 million during the three-month periods ended September 30, 2010 and 2009, respectively, relating to foreign currency forward contracts outstanding during all or part of each period. During the nine-month periods ended September 30, 2010 and 2009, the Company recorded net losses of $0.8 million and $14.9 million, respectively, relating to foreign currency forward contracts outstanding during all or part of each period. Total net foreign currency gains or losses reported in other operating expense were losses of $1.7 million and gains of $1.6 million for the three-month periods ended September 30, 2010 and 2009, respectively, and losses of $1.1 million and zero in the nine-month periods ended September 30, 2010 and 2009, respectively.
     As of September 30, 2010, the Company has designated a portion of its term loan denominated in EUR of approximately €19.0 million as a hedge of the Company’s net investment in subsidiaries with EUR functional currencies. Accordingly, changes in the fair value of this debt due to changes in the USD to EUR exchange rate are recorded through other comprehensive income. During the three-month periods ended September 30, 2010 and 2009, the Company recorded losses of $0.9 million and $0.8 million, net of tax, respectively, through other comprehensive income. During the nine-month periods ended September 30, 2010 and 2009, the Company recorded gains of $1.7 million and losses of $1.2 million, net of tax, respectively, through other comprehensive income. As of September 30, 2010 and 2009, the net balances of such gains and losses included in accumulated other comprehensive income were losses of $3.8 million and $4.5 million, net of tax, respectively.
Fair Value Measurements
     The Company’s financial instruments consist primarily of cash equivalents, trade receivables, trade payables, deferred compensation assets and obligations, derivatives and debt instruments. The book values of these instruments, other than the Senior Subordinated Notes, are a reasonable estimate of their respective fair values.
     The Senior Subordinated Notes outstanding are carried at cost. Their estimated fair value was approximately $127.5 million as of September 30, 2010 based upon non-binding market quotations that were corroborated by observable market data (Level 2).

     The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards (1)	$—	$122	$—	$122
Trading securities held in deferred compensation plan (2)	9,112	—	—	9,112

Total	$9,112	$122	$—	$9,234

Financial Liabilities
Foreign currency forwards (1)	$—	$4,714	$—	$4,714
Interest rate swaps (3)	—	1,907	—	1,907
Phantom stock plan (4)	—	3,759	—	3,759
Deferred compensation plan (5)	9,112	—	—	9,112

Total	$9,112	$10,380	$—	$19,492

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.

(2)	Based on the observable price of publicly traded mutual funds which, in accordance with FASB ASC 710, Compensation – General, are classified as “Trading” securities and accounted for using the mark-to-market method.

(3)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of September 30, 2010. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(4)	Based on the price of the Company’s common stock.

(5)	Based on the fair value of the investments in the deferred compensation plan.
Note 12. Income Taxes
     As of September 30, 2010, the total balance of unrecognized tax benefits was $5.4 million compared with $5.2 million at December 31, 2009. The increase in the balance was primarily due to an increase in tax reserves related to tax audits in Germany, net of a Canadian settlement. The unrecognized tax benefits at September 30, 2010 include $5.4 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized, of which $2.6 million would be offset by a reduction of a corresponding deferred tax asset. The Company does not expect any significant changes to its unrecognized tax benefits within the next twelve months.
     The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize such interest expense and penalties as part of the provision for income taxes. The Company’s income tax liabilities at September 30, 2010 include approximately $1.3 million of accrued interest and $0.3 million of penalties.
     The Company’s U.S. federal income tax returns for the tax years 2005 to 2007 are under examination by the Internal Revenue Service. As of the date of this report, the examination has not identified any material changes. A separate examination for the tax years 2008 and 2009 was initiated by the Internal Revenue Service during the quarter ending September 30, 2010, which examination was pending as of the date of this report. The statutes of limitations for the U.S. state tax returns are open beginning with the 2006 tax year, except for four states for which the statutes have been extended, beginning with the 2003 tax year for one state, the 2004 tax year for one state and the 2005 tax year for two states.
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
     The provision for income taxes was $38.9 million for the nine-month period ended September 30, 2010, compared to $14.4 million for the nine-month period ended September 30, 2009. The provision in the nine-month period of 2009 reflected the reversal of deferred tax liabilities totaling $11.6 million associated with a portion of the net goodwill and all of the trade name impairment charges recorded in the nine-month period of 2009. Deferred tax liabilities were recorded when the trade name was established and as tax deductible goodwill was amortized, a corresponding deferred tax liability was established. A portion of the goodwill for which the impairment charge was taken was not amortizable for tax purposes and, accordingly, deferred tax liabilities were not recorded when the goodwill was established and a corresponding tax benefit did not arise upon the impairment of that portion of goodwill. In addition, a $3.6 million credit for the reversal of an income tax reserve and the related interest associated with the completion of a foreign tax examination was recorded in the nine-month period of 2009. These benefits were partially offset by an $8.6 million valuation allowance against deferred tax assets related to net operating losses recorded in connection with the acquisition of CompAir based on revised financial projections.
Note 13. Supplemental Information
     The components of other operating expense, net, and supplemental cash flow information are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Other Operating Expense, Net
Foreign currency losses (gains), net	$1,760	$(1,577)	$1,132	$(14)
Restructuring charges, net (1)	(364)	12,586	2,332	40,205
Other, net	(143)	(410)	(294)	(1,037)

Total other operating expense, net	$1,253	$10,599	$3,170	$39,154

Supplemental Cash Flow Information
Cash taxes paid			$37,752	$33,446
Interest paid			13,866	17,161

(1)	See Note 2 “Restructuring.”

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
     The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors where necessary. The latest of these actions, Gardner Denver, Inc. v. Certain Underwriters at Lloyd’s, London, et al., was filed on July 9, 2010, in the Eighth Judicial District, Adams County, Illinois, as case number 10-L-48 (the “Adams County Case”). In the lawsuit, the Company seeks, among other things, to require certain excess insurer defendants to honor their insurance policy obligations to the Company, including payment in whole or in part of the costs associated with the asbestos lawsuits filed against the Company.
     The Company believes that the pending and future asbestos and silica lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the components described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, due to inherent uncertainties of litigation and because future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, or an adverse determination in the Adams County Case, could cause a different outcome, there can be no assurance that the resolution of pending or future lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
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

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$100,476	$115,147	$371,267	$(93,441)	$493,449
Cost of sales	72,046	83,336	271,082	(93,337)	333,127

Gross profit	28,430	31,811	100,185	(104)	160,322
Selling and administrative expenses	21,006	9,981	60,083	—	91,070
Other operating expense (income), net	8,969	(8,128)	412	—	1,253

Operating (loss) income	(1,545)	29,958	39,690	(104)	67,999
Interest expense (income)	5,513	(3,407)	3,545	—	5,651
Other income, net	(588)	(260)	(262)	—	(1,110)

(Loss) income before income taxes	(6,470)	33,625	36,407	(104)	63,458
Provision for income taxes	(2,942)	16,428	2,871	253	16,610

Net (loss) income	(3,528)	17,197	33,536	(357)	46,848
Less: Net income attributable to noncontrolling interests	—	—	273	—	273

Net (loss) income attributable to Gardner Denver	$(3,528)	$17,197	$33,263	$(357)	$46,575

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$76,658	$77,750	$342,429	$(67,991)	$428,846
Cost of sales	54,150	58,172	252,408	(71,079)	293,651

Gross profit	22,508	19,578	90,021	3,088	135,195
Selling and administrative expenses	21,569	10,483	57,894	—	89,946
Other operating expense (income), net	5,199	(6,180)	11,580	—	10,599
Impairment charges	813	985	742	—	2,540

Operating (loss) income	(5,073)	14,290	19,805	3,088	32,110
Interest expense (income)	2,616	(4,452)	8,945	—	7,109
Other income, net	(1,024)	(3)	(711)	—	(1,738)

(Loss) income before income taxes	(6,665)	18,745	11,571	3,088	26,739
Provision for income taxes	(2,054)	6,168	2,035	925	7,074

Net (loss) income	(4,611)	12,577	9,536	2,163	19,665
Less: Net income attributable to noncontrolling interests	—	—	248	—	248

Net (loss) income attributable to Gardner Denver	$(4,611)	$12,577	$9,288	$2,163	$19,417

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$267,901	$314,446	$1,040,630	$(257,845)	$1,365,132
Cost of sales	193,028	227,491	754,821	(255,937)	919,403

Gross profit	74,873	86,955	285,809	(1,908)	445,729
Selling and administrative expenses	64,804	30,140	175,565	—	270,509
Other operating expense (income), net	1,980	(3,384)	4,574	—	3,170

Operating income	8,089	60,199	105,670	(1,908)	172,050
Interest expense (income)	17,106	(10,571)	11,294	—	17,829
Other income, net	(763)	(284)	(700)	—	(1,747)

(Loss) income before income taxes	(8,254)	71,054	95,076	(1,908)	155,968
Provision for income taxes	(2,485)	32,897	8,807	(276)	38,943

Net (loss) income	(5,769)	38,157	86,269	(1,632)	117,025
Less: Net income attributable to noncontrolling interests	—	—	1,158	—	1,158

Net (loss) income attributable to Gardner Denver	$(5,769)	$38,157	$85,111	$(1,632)	$115,867

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$256,529	$272,925	$1,004,816	$(206,895)	$1,327,375
Cost of sales	185,359	199,254	748,616	(212,196)	921,033

Gross profit	71,170	73,671	256,200	5,301	406,342
Selling and administrative expenses	59,878	33,003	178,818	—	271,699
Other operating expense (income), net	3,359	(8,429)	44,224	—	39,154
Impairment charges	48,803	12,488	202,314	—	263,605

Operating (loss) income	(40,870)	36,609	(169,156)	5,301	(168,116)
Interest expense (income)	8,693	(12,879)	25,563	—	21,377
Other income, net	(1,904)	(11)	(1,254)	—	(3,169)

(Loss) income before income taxes	(47,659)	49,499	(193,465)	5,301	(186,324)
Provision for income taxes	(5,310)	21,537	(3,534)	1,743	14,436

Net (loss) income	(42,349)	27,962	(189,931)	3,558	(200,760)
Less: Net income attributable to noncontrolling interests	—	—	1,593	—	1,593

Net (loss) income attributable to Gardner Denver	$(42,349)	$27,962	$(191,524)	$3,558	$(202,353)

Condensed Consolidating Balance Sheet
September 30, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$44,874	$—	$121,722	$—	$166,596
Accounts receivable, net	57,843	63,323	245,600	—	366,766
Inventories, net	29,043	53,286	171,098	(17,533)	235,894
Deferred income taxes	24,251	—	4,660	2,083	30,994
Other current assets	808	2,343	16,023	—	19,174

Total current assets	156,819	118,952	559,103	(15,450)	819,424

Intercompany (payable) receivable	(123,482)	107,894	15,588	—	—
Investments in affiliates	958,009	186,313	72,856	(1,217,178)	—
Property, plant and equipment, net	51,716	44,429	188,572	—	284,717
Goodwill	76,680	190,722	312,497	—	579,899
Other intangibles, net	8,322	43,810	240,580	—	292,712
Other assets	57,546	288	6,860	(11,107)	53,587

Total assets	$1,185,610	$692,408	$1,396,056	$(1,243,735)	$2,030,339

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$28,625	$—	$4,325	$—	$32,950
Accounts payable and accrued liabilities	61,637	80,766	189,365	(2,747)	329,021

Total current liabilities	90,262	80,766	193,690	(2,747)	361,971

Long-term intercompany payable (receivable)	191,738	(299,492)	107,754	—	—
Long-term debt, less current maturities	258,583	75	13,951	—	272,609
Deferred income taxes	—	23,558	47,356	(11,107)	59,807
Other liabilities	94,719	756	77,626	—	173,101

Total liabilities	635,302	(194,337)	440,377	(13,854)	867,488

Stockholders’ equity:
Common stock	593	—	—	—	593
Capital in excess of par value	582,827	592,735	625,753	(1,217,178)	584,137
Retained earnings	135,796	274,316	252,858	(11,729)	651,241
Accumulated other comprehensive (loss) income	(18,030)	19,694	65,530	(974)	66,220
Treasury stock, at cost	(150,878)	—	—	—	(150,878)

Total Gardner Denver stockholders’ equity	550,308	886,745	944,141	(1,229,881)	1,151,313
Noncontrolling interests	—	—	11,538	—	11,538

Total stockholders’ equity	550,308	886,745	955,679	(1,229,881)	1,162,851

Total liabilities and stockholders’ equity	$1,185,610	$692,408	$1,396,056	$(1,243,735)	$2,030,339

Condensed Consolidating Balance Sheet
December 31, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$3,404	$54	$106,278	$—	$109,736
Accounts receivable, net	49,997	38,128	238,109	—	326,234
Inventories, net	29,907	56,049	155,874	(15,377)	226,453
Deferred income taxes	22,440	—	7,043	1,120	30,603
Other current assets	4,824	5,826	14,835	—	25,485

Total current assets	110,572	100,057	522,139	(14,257)	718,511

Intercompany (payable) receivable	(49,624)	36,969	12,655	—	—
Investments in affiliates	949,584	203,516	72,856	(1,225,956)	—
Property, plant and equipment, net	54,693	44,743	206,799	—	306,235
Goodwill	76,680	190,010	311,324	—	578,014
Other intangibles, net	8,890	44,724	260,796	—	314,410
Other assets	28,923	214	5,606	(12,865)	21,878

Total assets	$1,179,718	$620,233	$1,392,175	$(1,253,078)	$1,939,048

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$27,630	$—	$5,951	$—	$33,581
Accounts payable and accrued liabilities	59,701	48,330	185,195	(3,277)	289,949

Total current liabilities	87,331	48,330	191,146	(3,277)	323,530

Long-term intercompany payable (receivable)	162,211	(304,515)	142,304	—	—
Long-term debt, less current maturities	314,866	76	15,993	—	330,935
Deferred income taxes	—	24,995	55,669	(12,865)	67,799
Other liabilities	65,817	707	86,251	—	152,775

Total liabilities	630,225	(230,407)	491,363	(16,142)	875,039

Stockholders’ equity:
Common stock	586	—	—	—	586
Capital in excess of par value	557,626	587,521	639,542	(1,225,956)	558,733
Retained earnings	149,619	236,004	167,746	(10,097)	543,272
Accumulated other comprehensive (loss) income	(25,403)	27,115	81,685	(883)	82,514
Treasury stock, at cost	(132,935)	—	—	—	(132,935)

Total Gardner Denver stockholders’ equity	549,493	850,640	888,973	(1,236,936)	1,052,170
Noncontrolling interests	—	—	11,839	—	11,839

Total stockholders’ equity	549,493	850,640	900,812	(1,236,936)	1,064,009

Total liabilities and stockholders’ equity	$1,179,718	$620,233	$1,392,175	$(1,253,078)	$1,939,048

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used In) Operating Activities	$80,380	$(14,534)	$87,321	$—	$153,167

Cash Flows From Investing Activities
Capital expenditures	(3,965)	(4,676)	(11,103)	—	(19,744)
Net cash (paid) acquired in business combinations	(58)	325	(12,077)	—	(11,810)
Disposals of property, plant and equipment	40	223	1,214	—	1,477
Other	159	(159)	—	—	—

Net cash used in investing activities	(3,824)	(4,287)	(21,966)	—	(30,077)

Cash Flows From Financing Activities
Net change in long-term intercompany receivables/payables	22,360	18,728	(41,088)	—	—
Principal payments on short-term borrowings	(1,687)	—	(20,926)	—	(22,613)
Proceeds from short-term borrowings	—	—	19,369	—	19,369
Principal payments on long-term debt	(56,385)	—	(5,103)	—	(61,488)
Proceeds from long-term debt	8,000	—	25	—	8,025
Proceeds from stock option exercises	15,974	—	—	—	15,974
Excess tax benefits from stock-based compensation	2,176	—	209	—	2,385
Purchase of treasury stock	(17,942)	—	—	—	(17,942)
Cash dividends paid	(7,866)	—	—	—	(7,866)
Other	—	—	(993)	—	(993)

Net cash (used in) provided by financing activities	(35,370)	18,728	(48,507)	—	(65,149)

Effect of exchange rate changes on cash and cash equivalents	284	39	(1,404)	—	(1,081)

Net increase (decrease) in cash and cash equivalents	41,470	(54)	15,444	—	56,860
Cash and cash equivalents, beginning of year	3,404	54	106,278	—	109,736

Cash and cash equivalents, end of period	$44,874	$—	$121,722	$—	$166,596

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used In) Operating Activities	$100,318	$(12,791)	$60,862	$—	$148,389

Cash Flows From Investing Activities
Capital expenditures	(8,369)	(4,746)	(21,691)	—	(34,806)
Disposals of property, plant and equipment	56	348	471	—	875
Other	209	(273)	(1)	—	(65)

Net cash used in investing activities	(8,104)	(4,671)	(21,221)	—	(33,996)

Cash Flows From Financing Activities
Net change in long-term intercompany receivables/payables	34,222	16,821	(51,043)	—	—
Principal payments on short-term borrowings	(1,949)	—	(24,535)	—	(26,484)
Proceeds from short-term borrowings	1	—	21,203	—	21,204
Principal payments on long-term debt	(151,366)	—	(14,081)	—	(165,447)
Proceeds from long-term debt	24,000	—	11,372	—	35,372
Proceeds from stock option exercises	1,208	—	—	—	1,208
Excess tax benefits from stock-based compensation	151	—	—	—	151
Purchase of treasury stock	(338)	—	—	—	(338)
Other	(166)	—	(759)	—	(925)

Net cash (used in) provided by financing activities	(94,237)	16,821	(57,843)	—	(135,259)

Effect of exchange rate changes on cash and cash equivalents	2,738	(112)	7,222	—	9,848

Net increase (decrease) in cash and cash equivalents	715	(753)	(10,980)	—	(11,018)
Cash and cash equivalents, beginning of year	2,126	807	117,802	—	120,735

Cash and cash equivalents, end of period	$2,841	$54	$106,822	$—	$109,717

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

     The following table provides financial information by business segment for the three and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Industrial Products Group
Revenues	$280,633	$258,525	$795,677	$762,679
Operating income (loss)	26,476	7,554	66,186	(260,157)
Operating income (loss) as a percentage of revenues	9.4%	2.9%	8.3%	(34.1)%

Engineered Products Group
Revenues	$212,816	$170,321	$569,455	$564,696
Operating income	41,523	24,556	105,864	92,041
Operating income as a percentage of revenues	19.5%	14.4%	18.6%	16.3%

Consolidated
Revenues	$493,449	$428,846	$1,365,132	$1,327,375
Operating income (loss)	67,999	32,110	172,050	(168,116)
Operating income (loss) as a percentage of revenues	13.8%	7.5%	12.6%	(12.7)%
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
Non-GAAP Financial Measures
     To supplement the Company’s financial information presented in accordance with GAAP, management, from time to time, uses additional measures to clarify and enhance understanding of past performance and prospects for the future. These measures may exclude, for example, the impact of unique and infrequent items or items outside of management’s control (e.g. impairment charges and foreign currency exchange rates). Such measures are provided in addition to and should not be considered to be a substitute for, or superior to, the comparable measure under GAAP.
Results of Operations
Performance during the Quarter Ended September 30, 2010 Compared with the Quarter Ended September 30, 2009
Revenues
     Revenues increased $64.6 million, or 15%, to $493.4 million in the three-month period ended September 30, 2010, compared to $428.8 million in the three-month period of 2009. This increase was attributable to increased volume ($59.7 million, or 14%), price increases ($13.7 million, or 3%) and the acquisition of ILMVAC ($4.0 million, or 1%), partially offset by unfavorable changes in foreign currency exchange rates ($12.8 million, or 3%).
     Revenues in the Industrial Products Group increased $22.1 million, or 9%, to $280.6 million in the third quarter of 2010, compared to $258.5 million in the third quarter of 2009. This increase reflects higher volume (11%) and price increases (1%), partially offset by unfavorable changes in foreign currency exchange rates (3%). The volume increase was attributable to improvement in demand for OEM products and aftermarket parts and services on a global basis.
     Revenues in the Engineered Products Group increased $42.5 million, or 25%, to $212.8 million in the third quarter of 2010, compared to $170.3 million in the third quarter of 2009. This increase reflects higher volume (18%), price increases (7%) and the acquisition of ILMVAC (2%), partially offset by unfavorable changes in foreign currency exchange rates (2%). The volume increase reflected accelerating demand for drilling and well servicing pumps, loading arms, engineered packages and OEM products.
Gross Profit
     Gross profit increased $25.1 million, or 19%, to $160.3 million in the three-month period ended September 30, 2010, compared to $135.2 million in the three-month period of 2009, and as a percentage of revenues was 32.5% in 2010, compared to 31.5% in 2009. The increase in gross profit primarily reflects the volume increases discussed above, favorable product mix and cost reductions, partially offset by unfavorable changes in foreign currency exchange rates. The improvement in gross profit as a percentage of revenues was due primarily to the benefits of operational improvements, cost reductions, volume leverage and favorable product mix.
Selling and Administrative Expenses
     Selling and administrative expenses increased $1.1 million, or 1%, to $91.1 million in the third quarter of 2010, compared to $90.0 million in the third quarter of 2009. This increase reflects higher variable compensation and benefit expenses, largely offset by cost reductions and the favorable effect of changes in foreign currency exchange rates ($3.0 million). As a percentage of revenues, selling and administrative expenses improved to 18.5% in the third quarter of 2010 compared to 21.0% in the third quarter of 2009, primarily as a result of cost reductions and leverage from higher revenues.
Other Operating Expense, Net
     Other operating expense, net, was $1.3 million in the third quarter of 2010 compared to $10.6 million in the third quarter of 2009. The year-over-year change was due primarily to lower restructuring charges in 2010.
Impairment Charges
     An impairment charge of $2.5 million was recorded in the third quarter of 2009 in connection with the evaluation of goodwill and other indefinite-lived intangible assets in the Industrial Products Group.
Operating Income
     Operating income of $68.0 million in the third quarter of 2010 increased $35.9 million, or 112%, compared to $32.1 million in the third quarter of 2009. This improvement reflects the gross profit, selling and administrative expenses, other operating expense, net, and impairment charge factors discussed above. Operating income as a percentage of revenues in the third quarter of 2010 was 13.8%. Charges associated with profit improvement initiatives and other items were not material. Operating income as a percentage of revenues in the third quarter of 2009 was 7.5% and reflects net charges totaling $15.8 million, or 3.7% of revenues, associated with profit improvement initiatives, the impairment charge and other items.
     The Industrial Products Group generated segment operating income and segment operating margin of $26.5 million and 9.4%, respectively, in the third quarter of 2010, compared to $7.6 million and 2.9%, respectively, in the third quarter of 2009 (see Note 16 “Segment Results” in the “Notes to Condensed Consolidated Financial

Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income (loss) to consolidated operating income (loss)). Charges associated with profit improvement initiatives and other items were not material in the third quarter of 2010. Results in the third quarter of 2009 reflect the net goodwill and trade name impairment charge of $2.5 million and charges totaling $7.6 million associated with profit improvement initiatives and other items. Other than the impairment charge and the lower charges for profit improvement initiatives and other items, the year over year improvement in operating income was primarily attributable to cost reductions completed over the previous twelve months and incremental profit on revenue growth.
     The Engineered Products Group generated segment operating income and segment operating margin of $41.5 million and 19.5%, respectively, in the third quarter of 2010, compared to $24.6 million and 14.4%, respectively, in the third quarter of 2009 (see Note 16 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income (loss) to consolidated operating income (loss)). Charges associated with profit improvement initiatives and other items were not material in the third quarter of 2010. Results in the third quarter of 2009 were negatively impacted by charges totaling $5.7 million, or 3.4% of segment revenues, associated with profit improvement initiatives and other items. Other than these items, the year over year improvement in operating income was primarily attributable to cost reductions completed over the previous twelve months, favorable product mix and incremental profitability on revenue growth.
Interest Expense
     Interest expense of $5.7 million in the third quarter of 2010 decreased $1.4 million from $7.1 million in the third quarter of 2009 due primarily to lower average borrowings in the third quarter of 2010 compared to the third quarter of 2009. The weighted average interest rate, including the amortization of debt issuance costs, increased to 7.2% in the third quarter of 2010 compared to 6.2% in the third quarter of 2009 due primarily to the greater relative weight of the fixed interest rate on the Company’s 8% Senior Subordinated Notes.
Provision for Income Taxes
     The provision for income taxes was $16.6 million and the effective tax rate was 26.2% in the third quarter of 2010, compared to $7.1 million and 26.5%, respectively, in the third quarter of 2009. The year over year increase in the provision reflects higher taxable income.
Net Income Attributable to Gardner Denver
     Net income attributable to Gardner Denver of $46.6 million and diluted earnings per share (“DEPS”) of $0.88 in the third quarter of 2010 compares with net income attributable to Gardner Denver and DEPS of $19.4 million and $0.37, respectively, in the third quarter of 2009. This improvement reflects the operating income, interest expense and income tax factors discussed above. Charges for profit improvement initiatives and other items were not material in the third quarter of 2010. Results in the third quarter of 2009 reflect the net goodwill and trade name impairment charge of $2.5 million after income tax ($0.05 per diluted share) and charges for profit improvement initiatives and other items totaling $10.1 million after income taxes ($0.19 per diluted share). These items reduced third quarter 2009 net income attributable to Gardner Denver by $12.6 million and DEPS by $0.24.

Performance during the Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009
Revenues
     Revenues increased $37.7 million, or 3%, to $1,365.1 million in the nine-month period ended September 30, 2010, compared to $1,327.4 million in the nine-month period of 2009. This increase was due to higher volume ($12.6 million, or 1%, in total) attributable to on-going improvements in demand for petroleum products, OEM products, and aftermarket parts and services, price increases ($19.0 million, or 2%), the acquisition of ILMVAC ($4.0 million) and favorable changes in foreign currency exchange rates ($2.1 million).
     Revenues in the Industrial Products Group increased $33.0 million, or 4%, to $795.7 million in the nine-month period of 2010, compared to $762.7 million in the nine-month period of 2009. This increase reflects higher volume (3%), price increases (1%) and favorable changes in foreign currency exchange rates. The volume increase was attributable to improvement in demand for OEM products and aftermarket parts and services on a global basis.
     Revenues in the Engineered Products Group increased $4.8 million, or 1%, to $569.5 million in the nine-month period of 2010, compared to $564.7 million in the nine-month period of 2009. This increase reflects the acquisition of ILMVAC ($4.0 million, or 1%), price increases (2%) and favorable changes in foreign currency exchange rates, partially offset by lower volume (2%). The decline in volume was attributable to the global economic slowdown and was realized across most product lines and geographic regions, other than OEM products, in the first half of the year, partially offset by increases for petroleum products and loading arms in the third quarter of 2010.
Gross Profit
     Gross profit increased $39.4 million, or 10%, to $445.7 million in the nine-month period ended September 30, 2010, compared to $406.3 million in the nine-month period of 2009, and as a percentage of revenues was 32.7% in 2010, compared to 30.6% in 2009. The increase in gross profit primarily reflects volume improvements, cost reductions and favorable product mix. The improvement in gross profit as a percentage of revenues was due primarily to the benefits of operational improvements, cost reductions and favorable product mix.
Selling and Administrative Expenses
     Selling and administrative expenses decreased $1.2 million to $270.5 million in the nine-month period ended September 30, 2010, compared to $271.7 million in the nine-month period of 2009. This decrease reflects cost reductions, partially offset by higher variable compensation and benefit expenses and the unfavorable effect of changes in foreign currency exchange rates ($0.3 million). As a percentage of revenues, selling and administrative expenses improved to 19.8% in the nine-month period of 2010 compared to 20.5% in the nine-month period of 2009, primarily due to cost reductions and leverage from higher revenues.

Other Operating Expense, Net
     Other operating expense, net, was $3.2 million in the nine-month period ended September 30, 2010, compared to $39.2 million in the nine-month period of 2009. The year-over-year change was due primarily to lower restructuring charges in 2010 compared to 2009 and an insurance settlement received in the first quarter of 2010.
Impairment Charges
     In the nine-month period ended September 30, 2009, the Company recorded non-cash impairment charges of $253.6 million and $10.0 million to reduce the carrying amount of goodwill and a trade name, respectively, in its Industrial Products Group. The net goodwill and trade name impairment charges in 2009 of $252.5 million and $9.9 million, respectively, were finalized in the fourth quarter of 2009. See Note 4 “Goodwill and Other Intangible Assets” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q.
Operating Income (Loss)
     Operating income of $172.1 million in the nine-month period ended September 30, 2010 compares to an operating loss of $168.1 million in the nine-month period of 2009. These results reflect the gross profit, selling and administrative expenses, other operating expense, net, and impairment charge factors discussed above. Operating income as a percentage of revenues in the nine-month period of 2010 was 12.6% and reflects charges totaling $2.9 million, or 0.2% of revenues, associated with profit improvement initiatives and other items. The operating loss recorded in the nine-month period of 2009 reflects the $263.6 million net goodwill and trade name impairment charges and charges totaling $41.3 million associated with profit improvement initiatives and other items.
     The Industrial Products Group generated segment operating income and segment operating margin of $66.2 million and 8.3%, respectively, in the nine-month period of 2010, compared to a segment operating loss of $260.2 million in the nine-month period of 2009 (see Note 16 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income (loss) to consolidated operating income (loss)). Results in the nine-month period of 2010 reflect charges totaling $3.7 million, or 0.5% of segment revenues, associated with profit improvement initiatives and other items. Results in the nine-month period of 2009 reflect the net goodwill and trade name impairment charges of $263.6 million and charges totaling $25.7 million associated with profit improvement initiatives and other items. Other than the charges for profit improvement initiatives, impairment and other items, the year over year improvement was primarily attributable to cost reductions completed over the previous twelve months and incremental profit on revenue growth.
     The Engineered Products Group generated segment operating income and segment operating margin of $105.9 million and 18.6%, respectively, in the nine-month period of 2010, compared to $92.0 million and 16.3%, respectively, in the nine-month period of 2009 (see Note 16 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income (loss) to consolidated operating income (loss)). Charges associated with profit improvement initiatives and other items were not material in the nine-month period of 2010. Results in the nine-month period of 2009 were negatively impacted by charges totaling $15.6 million, or 2.8% of segment revenues, associated with profit improvement initiatives and other items. Excluding these items, operating income in 2010 was lower than in 2009 due primarily to volume reductions and unfavorable product mix during the first two quarters of 2010, largely offset by cost reductions completed over the previous twelve months and favorable product mix and incremental profitability on revenue growth in the third quarter of 2010.
Interest Expense
     Interest expense of $17.8 million in the nine-month period ended September 30, 2010 decreased $3.6 million from $21.4 million in the nine-month period of 2009 due primarily to lower average borrowings in the nine-month period of 2010, compared to the nine-month period of 2009. The weighted average interest rate, including the amortization of debt issuance costs, increased to 7.1% in the nine-month period of 2010, compared to 5.8% in the nine-month period of 2009, due primarily to the greater relative weight of the fixed interest rate on the Company’s 8% Senior Subordinated Notes.
Provision for Income Taxes
     The provision for income taxes was $38.9 million and the effective tax rate was 25.0% in the nine-month period ended September 30, 2010 compared to an income tax provision of $14.4 million in the nine-month period of 2009. The provision in the nine-month period of 2009 reflected a benefit for the reversal of deferred tax liabilities totaling $11.6 million associated with a portion of the net goodwill and all of the trade name impairment charges recorded in the nine-month period of 2009. Deferred tax liabilities were recorded when the trade name was established and as tax deductible goodwill was amortized, a corresponding deferred tax liability was established. A portion of the goodwill for which the impairment charge was taken was not amortizable for tax purposes and, accordingly, deferred tax liabilities were not recorded when the goodwill was established and a corresponding tax benefit did not arise upon the impairment of that portion of goodwill. In addition, a $3.6 million credit for the reversal of an income tax reserve and the related interest associated with the completion of a foreign tax examination was recorded in the nine-month period of 2009. These benefits were partially offset by an $8.6 million valuation allowance against deferred tax assets related to net operating losses recorded in connection with the acquisition of CompAir based on revised financial projections.
Net Income (Loss) Attributable to Gardner Denver
     Net income attributable to Gardner Denver of $115.9 million and DEPS of $2.20 in the nine-month period ended September 30, 2010 compares with a net loss attributable to Gardner Denver of $202.4 million, or $3.90 per diluted share, in the nine-month period of 2009. Results in the nine-month period of 2010 include charges for profit improvement initiatives and other items totaling $2.2 million after income taxes, or $0.04 on a per diluted share basis. Results in the nine-month period of 2009 reflect the net goodwill and trade name impairment charges and associated reversal of deferred income tax liabilities ($252.0 million, after income taxes), write-off of deferred tax assets ($8.6 million), charges for profit improvement initiatives and other non-recurring items ($29.6 million, after income taxes), partially offset by the reversal of the income tax reserve and related interest ($3.6 million). These items reduced net income attributable to Gardner Denver in the nine-month period of 2009 by $286.6 million, or $5.52 per diluted share.

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
     In the third quarter of 2010, orders in the Industrial Products Group increased $28.2 million, or 12%, to $270.8 million, compared to $242.6 million in the third quarter of 2009. This increase reflected on-going improvement in demand for OEM products and aftermarket parts and services in North America and Asia Pacific and relatively stable demand in Europe ($36.4 million, or 15%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($8.2 million, or 3%). Order backlog for the Industrial Products Group increased 12% to $217.0 million as of September 30, 2010 from $193.2 million at December 31, 2009 due primarily to the impact of orders exceeding shipments during the first nine months of 2010 ($25.6 million, or 13%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($1.8 million, or 1%). Order backlog for the Industrial Products Group as of September 30, 2010 increased 3% compared to $211.0 million as of September 30, 2009, primarily due to orders exceeding shipments during the twelve-month period, partially offset by unfavorable changes in foreign currency exchange rates. As a result of the Company’s expectations for a slow economic recovery and its existing backlog, it anticipates revenues for Industrial Products to increase slightly in the fourth quarter of 2010, but continues to remain cautious in its outlook.
     Orders in the Engineered Products Group increased 64% to $279.9 million in the third quarter of 2010, compared to $170.2 million in the third quarter of 2009, due to accelerating demand for drilling and well servicing pumps, loading arms and engineered packages for infrastructure investments and continuing strong demand for OEM products ($111.9 million, or 65%) and the acquisition of ILMVAC ($3.6 million, or 2%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($5.8 million, or 3%). Order backlog for the Engineered Products Group increased 69% to $341.7 million as of September 30, 2010 from $202.0 million at December 31, 2009 due primarily to the impact of orders exceeding shipments during the first nine months of 2010 ($140.6 million, or 70%) and the acquisition of ILMVAC ($2.0 million, or 1%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($2.9 million, or 2%). Order backlog for the Engineered Products Group as of September 30, 2010 increased 44% compared to $237.0 million as of September 30, 2009, primarily as a result of increased demand during the first nine months of 2010 and the acquisition of ILMVAC, partially offset by the unfavorable effect of changes in foreign currency exchange rates. Orders for products in the Engineered Products Group have historically corresponded to demand for petrochemical products and been influenced by prices for oil and natural gas, and rig count, among other factors, which the Company cannot predict. Revenues for Engineered Products depend more on existing backlog levels than revenues for

Industrial Products. Many of these products are used in process applications, such as oil and gas refining and chemical processing, which are industries that typically experience increased demand very late in economic cycles. At present, orders for products used in these applications are primarily for replacement units, aftermarket parts and services, or for infrastructure investments in developing countries. Furthermore, the Company is uncertain whether reduced prices for natural gas will ultimately affect demand for well servicing pumps and related aftermarket parts and services. The Company’s current outlook assumes that drilling pump shipments will improve in the fourth quarter of 2010 and that demand for well servicing equipment and OEM compressors will remain strong through the balance of the year.
     Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, order backlog is not necessarily indicative of future revenue levels.
Liquidity and Capital Resources
Operating Working Capital
     During the nine-month period ended September 30, 2010, net working capital (defined as total current assets less total current liabilities) increased to $457.5 million from $395.0 million at December 31, 2009. Operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $10.9 million to $273.6 million from $262.7 million at December 31, 2009 due to higher accounts receivable ($40.5 million) and inventory ($9.4 million), partially offset by higher accounts payable ($22.3 million) and accrued liabilities ($16.7 million). The increase in accounts receivable was due primarily to higher revenues and the timing of shipments within the third quarter. Days sales in receivables increased to 68 at September 30, 2010 from 67 at December 31, 2009 due primarily to the timing of shipments within the third quarter, and were down from 74 days at September 30, 2009. The increase in inventory primarily reflects growth attributable to increases in both orders and backlog in 2010 primarily as a result of increased demand for petroleum and OEM products, aftermarket parts, loading arms and engineered packages. Inventory turns improved to 5.6 in the third quarter of 2010, compared with 5.4 in the fourth quarter of 2009 and 4.9 in the third quarter of 2009, primarily as a result of productivity improvements. The increase in accounts payable and accrued liabilities was due primarily to the timing of payments to vendors and higher accruals for compensation and benefit expenses, primarily in the first quarter of 2010, partially offset by cash payments for employee termination benefits.
Cash Flows
     Cash provided by operating activities of $153.2 million in the nine-month period of 2010 increased $4.8 million from $148.4 million in the comparable period of 2009. This change was primarily due to higher net income (excluding non-cash charges for the impairment of intangible assets, depreciation and amortization and unrealized foreign currency transaction gains). A net increase in accounts payable and accrued liabilities (excluding the effect of changes in foreign currency exchange rates) in 2010 compared to a net decrease in 2009, was offset by increases in accounts receivable and inventories (excluding the effect of changes in foreign currency exchange rates) in the nine-month period of 2010 compared with decreases in the nine-month period of 2009. Cash used for operating working capital of $13.4 million in the nine-month period of 2010 compares to cash generated of $41.9 million in the nine-month period of 2009. Cash used by accounts receivable of $40.4 million in the nine-month period of 2010 compares with cash generated of $54.8 million in the nine-month period of 2009. This change primarily reflects the increase in revenues in 2010, while revenues were declining in the prior year period. Cash used by inventories of $10.0 million in the nine-month period of 2010 compares with cash generated of $55.4 million in the nine-month period of 2009 and was attributable to increases in both orders and backlog during the first nine months of 2010, partially offset by the benefits realized from productivity improvements. Inventory reductions in the nine-month period of 2009 reflected the initial benefits realized from completion of certain lean manufacturing initiatives and reductions attributable to volume declines. Cash inflows from accounts payable and accrued liabilities of $37.0 million in the nine-month period of 2010 compares to outflows of $68.3 million in the nine-month period of 2009. The year over year change primarily reflects higher accruals for variable compensation and benefits expense in 2010 and cash payments under the Company’s restructuring plans in 2009.
     Net cash used in investing activities of $30.1 million and $34.0 million in the nine-month periods of 2010 and 2009, respectively, consisted primarily of capital expenditures on assets intended to increase operating efficiency and flexibility, support acquisition integration initiatives and bring new products to market and, in 2010, cash paid for the acquisition of ILMVAC in the third quarter. The Company currently expects capital expenditures to total approximately $35 to $40 million for the full year 2010. As a result of the Company’s application of lean principles, non-capital or less capital-intensive solutions are often utilized in process improvement initiatives and capital replacement. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.
     Net cash used in financing activities of $65.1 million in the nine-month period of 2010 compares with $135.3 million used in the nine-month period of 2009. Cash provided by operating activities was used for net repayments of short-term and long-term borrowings totaling $56.7 million in the nine-month period of 2010 and $135.4 million in the nine-month period of 2009. Lower debt repayments in the nine-month period of 2010 compared with the nine-month period of 2009 were partly attributable to the Company’s repurchase of shares of its common stock totaling $17.9 million, including shares exchanged or surrendered in connection with its stock option plans of $0.3 million, the payment of cash dividends on its common stock of $7.9 million, and the acquisition of ILMVAC on July 1, 2010.
Share Repurchase Program
     In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock, of which approximately 2.6 million shares remain available for repurchase as of September 30, 2010.
Liquidity
     The Company’s debt to total capital ratio (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 20.8% as of September 30, 2010 compared to 25.5% as of December 31, 2009. This decrease primarily reflects a $59.0 million net decrease in borrowings between these two dates.

     The Company’s primary cash requirements include working capital, capital expenditures, principal and interest payments on indebtedness, cash dividends on its common stock, selective acquisitions and any stock repurchases. The Company’s primary sources of funds are its ongoing net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At September 30, 2010, the Company had cash and cash equivalents of $166.6 million, of which $3.5 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments. The Company also had $294.0 million of unused availability under its Revolving Line of Credit at September 30, 2010. Based on the Company’s financial position at September 30, 2010 and its pro-forma results of operations for the twelve months then ended, the unused availability under its Revolving Line of Credit would not have been limited by the financial ratio covenants in the 2008 Credit Agreement (as described below).
     On September 19, 2008, the Company entered into the 2008 Credit Agreement consisting of (i) a $310.0 million Revolving Line of Credit (the “Revolving Line of Credit”), (ii) a $180.0 million term loan (“U.S. Dollar Term Loan”) and (iii) a €120.0 million term loan (“Euro Term Loan”). In addition, the 2008 Credit Agreement provides for a possible increase in the Revolving Line of Credit of up to $200.0 million.
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
     The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25%. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s consolidated total debt to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. The applicable margin percentage over LIBOR was adjusted down during the third quarter of 2010. At September 30, 2010, the applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.0% with respect to the term loans and 1.65% with respect to loans under the Revolving Line of Credit, and the applicable margin percentage over the base rate was 0.75%.
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
     The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of September 30, 2010, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.

     The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.
     The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $4.0 million, $17.5 million, $29.5 million and $40.3 million in fiscal years 2010 through 2013, respectively. The Euro Term Loan requires quarterly principal payments aggregating approximately €2.3 million, €9.9 million, €16.8 million and €23.0 million in fiscal years 2010 through 2013, respectively.
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
     Management currently expects that the Company’s cash on hand and future cash flows from operating activities will be sufficient to fund its working capital, capital expenditures, scheduled principal and interest payments on indebtedness, cash dividends on its common stock and any stock repurchases for at least the next twelve months. The Company continues to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

Contractual Obligations and Commitments
     The following table and accompanying disclosures summarize the Company’s significant contractual obligations at September 30, 2010 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payments Due by Period
(Dollars in millions)		Balance			After
Contractual Cash Obligations	Total	of 2010	2011-2012	2013–2014	2014
Debt	$297.4	$9.7	$87.1	$197.4	$3.2
Estimated interest payments (1)	57.1	4.6	35.6	10.4	6.5
Capital leases	8.2	0.4	1.4	0.5	5.9
Operating leases	83.9	6.9	36.9	17.3	22.8
Purchase obligations (2)	231.3	187.3	43.3	0.7	—

Total	$677.9	$208.9	$204.3	$226.3	$38.4

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of September 30, 2010. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.
     The above table does not include the Company’s total pension and other postretirement benefit liabilities and net deferred income tax liabilities recognized on the consolidated balance sheet as of September 30, 2010 because such liabilities, due to their nature, do not represent expected liquidity needs. There have not been material changes to such liabilities or the Company’s minimum pension funding obligations other than as disclosed in Note 6 “Pension and Other Postretirement Benefits” and Note 12 “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. Also please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
     In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of September 30, 2010, the Company had $71.6 million in such instruments outstanding and had pledged $3.5 million of cash to the issuing financial institutions as collateral for such instruments.
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
Critical Accounting Policies and Estimates
     Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s 2009 Annual Report on Form 10-K, filed on February 26, 2010, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting polices during the quarter ended September 30, 2010.
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
     These risks, uncertainties and other factors include, but are not limited to: (1) the Company’s exposure to the risks associated with weak global economic growth, which may negatively impact its revenues, liquidity, suppliers and customers; (2) exposure to economic downturns and market cycles, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the

Company’s industrial products; (3) the risks associated with intense competition in the Company’s market segments, particularly the pricing of the Company’s products; (4) the risks that the Company will not realize the expected financial and other benefits from the acquisition of CompAir and restructuring actions; (5) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly iron casting and other metal suppliers; (6) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the USD, the EUR, the GBP and the CNY); (7) the risk of non-compliance with U.S. and foreign laws and regulations applicable to the Company’s international operations, including the U.S. Foreign Corrupt Practices Act and other similar laws; (8) the risks associated with the potential loss of key customers for petroleum products and the potential resulting negative impact on the Company’s profitability and cash flows; (9) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (10) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of the Company’s total assets, are impaired; (11) the ability to attract and retain quality executive management and other key personnel; (12) risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (13) the ability to continue to identify and complete strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; (14) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets; (15) the risks associated with pending asbestos and silica personal injury lawsuits; (16) the risks associated with environmental compliance costs and liabilities, including the compliance costs and liabilities of future climate change regulations; (17) the risk that communication or information systems failure may disrupt the Company’s business and result in financial loss and liability to its customers; (18) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; and (19) the ability to avoid employee work stoppages and other labor difficulties. The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
     Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of September 30, 2010, are summarized in Note 11 “Hedging Activities and Fair Value Measurements” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
     The Company’s exposure to interest rate risk results primarily from its borrowings of $305.6 million at September 30, 2010. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions of fixed and variable rate debt. The interest rates on approximately 69% of the Company’s borrowings were effectively fixed as of September 30, 2010. If the relevant LIBOR-based interest rates for all of the Company’s borrowings had been 100 basis points higher than actual in the nine-month period of 2010, the Company’s interest expense would have increased by $0.8 million.
Exchange Rate Risk
     A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the U.S. in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. The USD, EUR, GBP, and CNY are the principal currencies in which the Company and its subsidiaries transact.
     The Company is exposed to the impacts of changes in foreign currency exchange rates on the translation of its non-U.S. subsidiaries’ net assets and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD. Of the Company’s total net assets of $1,162.9 million at September 30, 2010, approximately $955.7 million was denominated in currencies other than the USD. Borrowings by the Company’s non-U.S.

subsidiaries at September 30, 2010 totaled $18.3 million, and the Company’s consolidated borrowings denominated in currencies other than the USD totaled $89.2 million. Fluctuations due to changes in foreign currency exchange rates in the value of non-USD borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.
     The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At September 30, 2010, the notional amount of open forward currency contracts was $109.9 million and their aggregate fair value was a liability of $4.6 million.
     To illustrate the impact of foreign currency exchange rates on the Company’s financial results, the Company’s operating income for the nine-month period of 2010 would have decreased by approximately $10.6 million if the USD had been 10 percent more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.
Item 4. Controls and Procedures
     The Company’s management carried out an evaluation (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), with the participation of the President and Chief Executive Officer and the Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the President and Chief Executive Officer and the Vice President and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the three months ended September 30, 2010 are listed in the following table.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share(2)	or Programs(3)	Programs(3)
July 1, 2010 – July 31, 2010	—	n/a	—	2,616,987
August 1, 2010 – August 31, 2010	1,647	47.34	—	2,616,987
September 1, 2010 – September 30, 2010	—	n/a	—	2,616,987

Total	1,647	47.34	—	2,616,987

(1)	Includes shares exchanged or surrendered in connection with the exercise of options under Gardner Denver’s Amended and Restated Long-Term Incentive Plan.

(2)	Excludes commissions.

(3)	In November 2008, the Board of Directors authorized the Company to acquire up to 3.0 million shares of its common stock. As of September 30, 2010, 383,013 shares had been repurchased under this repurchase program.

Item 5. Other Information
Separation Agreement with Helen W. Cornell
     As previously reported in the Company’s Current Report on Form 8-K filed on September 23, 2010, Michael M. Larsen succeeded Helen W. Cornell as the Company’s Chief Financial Officer effective October 11, 2010. On November 3, 2010, the Company and Mrs. Cornell entered into a separation agreement under which Mrs. Cornell will leave the Company on November 26, 2010 (the “Separation Date”). Under the agreement, Mrs. Cornell agreed to certain non-disparagement, non-competition, and confidentiality provisions and released the Company from any claims arising out of her employment. All of Mrs. Cornell’s outstanding long-term cash bonus awards, along with restricted stock units and stock options that were granted after December 31, 2009, will be forfeited and cancelled in full on the Separation Date. Mrs. Cornell’s outstanding restricted stock units and stock options granted prior to December 31, 2009 will vest on the Separation Date, and such stock options will remain exercisable for 90 days following the Separation Date. Mrs. Cornell will also receive a grant of restricted stock units under the Company’s Long-Term Incentive Plan with a market value of $150,000, which will cliff vest in three years. Mrs. Cornell will also be entitled to receive a pro-rata cash payment under the Company’s Executive Annual Bonus Plan (to the extent that the performance goals for this bonus are met), a one-time cash bonus to compensate for certain taxes on Mrs. Cornell’s distribution from the Supplemental Excess Defined Contribution Plan, and other specified benefits. All other employee benefits terminate on the Separation Date.
Relocation Policy for Executive Officers
     Consistent with past practice and policy, on November 2, 2010 the Company’s Board of Directors approved a relocation policy (the “Relocation Policy”) for the Company’s executive officers in connection with the relocation of the Company’s headquarters to the greater Philadelphia metropolitan area. The Company’s relocation benefits are intended to approximate the relocation benefits received by industry counterparts and will be subject to periodic review by the Company’s Management Development and Compensation Committee.
     Under the terms of the Relocation Policy, the Company’s executive officers are eligible to receive relocation benefits, including, among things:
•	Shipment and storage of household goods;
•	Reimbursement of temporary living, including closing costs;
•	A miscellaneous expense allowance equal to one month’s base salary;
•	Subject to a minimum 90 day marketing period, a guaranteed buy-out of each executive’s current home at an appraised value;
•	Loss on sale protection, if necessary, for the sale of each executive’s home; and
•	Tax assistance for certain relocation benefits.
The Relocation Policy also contains a two year clawback feature.
Item 6. Exhibits
     See the list of exhibits in the Index to Exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC. (Registrant)
Date: November 4, 2010	By:	/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

Date: November 4, 2010	By:	/s/ Michael M. Larsen
Michael M. Larsen
Vice President and Chief Financial Officer

Date: November 4, 2010	By:	/s/ David J. Antoniuk
David J. Antoniuk
Vice President and Corporate Controller (Principal Accounting Officer)

GARDNER DENVER, INC.
INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 3, 2006, and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Gardner Denver, Inc., filed as Exhibit 3.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 4, 2008, and incorporated herein by reference.
4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 21, 2005, and incorporated herein by reference.
4.2	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 29, 2009, between Gardner Denver, Inc. and Wells Fargo Bank, National Association as Rights Agent, filed as Exhibit 4.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 29, 2009, and incorporated herein by reference.
4.3	Form of Indenture by and among Gardner Denver, Inc., the Guarantors and The Bank of New York Trust Company, N.A., as trustee, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 4, 2005, and incorporated herein by reference.
10.1+	Offer Letter of Employment, effective as of September 17, 2010, between Gardner Denver, Inc. and Michael M. Larsen, filed as Exhibit 10.1 to Gardner Denver, Inc’s Current Report on Form 8-K, filed September 23, 2010, and incorporated herein by reference.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS§	XBRL Instance Document
101.SCH§	XBRL Taxonomy Extension Schema Document
101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

Exhibit
No.	Description
101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as expressly set forth by specific reference in such filing.

§	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.