Form 10-K
period 2010-12-31
GARDNER DENVER INC
filed 2011-02-28
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from          to

Commission file number 1-13215
GARDNER DENVER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0419383 (I.R.S. Employer Identification No.)

1500 Liberty Ridge Drive, Suite 300 Wayne, PA (Address of principal executive offices)	19087 (Zip Code)
Registrant’s telephone number, including area code: (610) 249-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock of $0.01 par value per share	New York Stock Exchange
Rights to Purchase Preferred Stock	New York Stock Exchange

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
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on June 30, 2010 was approximately $2,313.7 million.

Common stock outstanding at January 28, 2011: 52,187,700 shares.

Documents Incorporated by Reference

Portions of Gardner Denver, Inc. Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

		Page

	Cautionary Statements Regarding Forward-Looking Statements

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 8.	Financial Statements and Supplementary Data	42
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	95
Item 9A.	Controls and Procedures	95
Item 9B.	Other Information	95

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	96
Item 11.	Executive Compensation	96
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	96
Item 13.	Certain Relationships and Related Transactions, and Director Independence	96
Item 14.	Principal Accounting Fees and Services	96

PART IV
Item 15.	Exhibits, Financial Statement Schedules	97

SIGNATURES		98

INDEX TO EXHIBITS		99
Ex-12 (Computation of Ratio of Earnings to Fixed Charges)		102
Ex-21 (Subsidiaries of the Registrant)		103
Ex-23 (Consent of Independent Registered Public Accounting Firm)		106
Ex-24 (Power of Attorney)		107
Ex-31 (Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002)		108
Ex-32 (Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)		110
EX-10.2.1
EX-10.2.2
EX-10.22
EX-10.23
EX-10.24
EX-12
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Cautionary Statements Regarding Forward-Looking Statements

All of the statements in this Annual Report on Form 10-K, other than historical facts, are forward-looking statements, including, without limitation, the statements made in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” particularly under the caption “Outlook.” As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations, and beliefs relating to matters that are not historical in nature. The words “could,” “should,” “feel,” “anticipate,” “aim,” “preliminary,” “expect,” “believe,” “estimate,” “intend,” “intent,” “plan,” “will,” “foresee,” “project,” “forecast,” or the negative thereof or variations thereon, and similar expressions identify forward-looking statements.

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

These risks, uncertainties and other factors include, but are not limited to: (1) the Company’s exposure to the risks associated with future global economic down turns, which may negatively impact its revenues, liquidity, suppliers and customers; (2) exposure to cycles in specific markets, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s industrial products; (3) the risks associated with competition in the Company’s market segments, particularly the pricing of the Company’s products; (4) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly copper, aluminum, iron casting and other metal suppliers; (5) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. Dollar (“USD”), the euro (“EUR”), the British pound sterling (“GBP”) and the Chinese yuan (“CNY”)); (6) the risks associated with the potential loss of key customers for petroleum products and the potential resulting negative impact on the Company’s profitability and cash flows; (7) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (8) the risks that the Company will not realize the expected financial benefits from potential future restructuring actions; (9) the ability to attract and retain quality executive management and other key personnel; (10) the risk that communication or information systems failure may disrupt the Company’s business and result in financial loss and liability to its customers; (11) the ability to avoid employee work stoppages and other labor difficulties; (12) the risks associated with potential changes in shale oil and gas regulation; (13) the risks associated with pending asbestos and silica personal injury lawsuits; (14) the risk of non-compliance with U.S. and foreign laws and regulations applicable to the Company’s international operations, including the U.S. Foreign Corrupt Practices Act and other similar laws; (15) the risks associated with environmental compliance costs and liabilities, including the compliance costs and liabilities of future climate change regulations; (16) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; (17) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of the Company’s total assets, are impaired; (18) risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (19) the ability to continue to identify and complete strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; and (20) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets. The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

The Company’s divisional operations are combined into two major product groups: the Industrial Products Group and the Engineered Products Group. Nearly 50% of the Industrial Products Group revenue is generated through distribution, approximately 30% is sold directly to the end customer and the balance is for OEM products. By comparison, nearly 60% of Engineered Products Group revenue is sold directly to the end user, approximately 30% is used in OEM products and the balance is sold through distribution.

For the year ended December 31, 2010, the Company’s revenues were approximately $1.9 billion, of which 58% were derived from sales of Industrial Products and 42% were from sales of Engineered Products. Approximately 35% of the Company’s total revenues for the year ended December 31, 2010 were derived from sales to customers in the United States and approximately 65% were from sales to customers in various countries outside the United States. Of the total non-U.S. sales, 53% were to Europe, 25% to Asia, 6% to Canada, 4% to South America and 12% to other regions. See Note 19 “Segment Information” in the “Notes to Consolidated Financial Statements.”

The Gardner Denver Way

The Gardner Denver Way encompasses the Company’s values and strategies for growth, and defines how it delivers value to its key stakeholders — customers, shareholders and employees. The Gardner Denver Way starts with the Company’s customers, who are at the center of everything the Company does. It focuses the Company on building strong value-added relationships with its customers by listening to them, understanding their needs and quickly responding with creative products and services. When the Company’s shareholders understand the value-driven relationship the Company shares with its customers, they continue to invest the resources the Company needs in order to grow.

The commitment of the Company’s employees to the goals and vision of the Gardner Denver Way enables the Company to use those resources to create a stronger company. By empowering the Company’s employees, the Gardner Denver Way engages the creativity of all employees to develop innovative products and services that meet the needs of the Company’s customers, to quickly recognize opportunities and to capitalize on them. Innovation and velocity are the core of the Gardner Denver Way — driving the Company’s differentiation from its competitors.

Significant Accomplishments in 2010

The strategic goals of the Company, guided by the Gardner Denver Way, are to grow revenues faster than the industry average, and to grow net income and net cash provided by operating activities faster than revenues. Gardner Denver’s five-point growth strategy is comprised of organic growth, aftermarket growth, innovative products, selective acquisitions, and margin improvement. To accomplish its strategic goals, the Company has acquired products and operations that serve global markets, and has focused on integrating these acquisitions to remove excess costs and generate cash. The Company has pursued organic growth through new product development and investment in new technologies and employee development. The Company believes operational excellence and internal process improvements will help the Company achieve its goals, with a focus on its three key stakeholders: customers, shareholders and employees. The Company focuses on the needs of its customers to strengthen these key relationships and empower employees to respond to customers’ needs in innovative and effective ways.

The Company’s significant accomplishments in 2010 included:

•	As a result of continued operational improvements and cost reductions through application of the Gardner Denver Way, and year over year revenue growth, the Company realized significant expansion in operating income as a percentage of revenues in both the Industrial Products Group and Engineered Products Group.

•	Supported organic growth through leveraging Gardner Denver channels to drive sales, investing in high-growth market segments such as medical, life sciences and environment, and further strengthening the Company’s presence in faster-growing geographic markets, such as Asia-Pacific and Brazil by providing a broader range of locally manufactured industrial products. Results include promising order rates in attractive end markets and regions for both the Industrial Products Group and Engineered Products Group.

•	Generated more than $202 million in net cash from operating activities compared to $211 million in 2009. Inventory turnover improved to 5.8 times in 2010 from 5.4 times in 2009 as a result of increased manufacturing velocity. Days sales in receivable improved to 64 days at December 31, 2010 from 67 days at December 31, 2009 due to improved collections.

•	Used net cash provided by operating activities to repay approximately $72.7 million of debt, invest $33.0 million in capital projects, acquire ILMVAC GmbH (“ILMVAC”) for $12.1 million, repurchase common shares in the amount of $49.4 million, and pay cash dividends of $10.5 million ($0.20 per common share). The Company’s cash balance of $157.0 million, financing alternatives and availability under its various borrowing facilities provide the flexibility to consider acquisition opportunities should they arise.

•	Developed new products that incorporate the voice of the customer, provide differentiation from the competition and strengthen the Company’s position as a leader in innovation. Examples include the Hoffman Revolution centrifugal blower and the PZ 2400 offshore drilling pump.

•	Increased aftermarket revenues as a percentage of total revenues to approximately 31% in 2010 from 29% in 2009. This increase represents significant progress toward the Company’s long term goal of 40% to 45%.

•	The restructuring program initiated in 2008 is essentially complete and has resulted in the closure of eight manufacturing or assembly facilities. The total cost of this program was approximately $70 million and the benefits are expected to total approximately $70 million annually beginning in 2011. In combination with subsequent restructuring programs, the Company’s global workforce was reduced by approximately 2,300, or 27%.

•	Completed the acquisition of ILMVAC, a European provider of vacuum pumps, systems and accessories for research and development laboratories and industrial applications headquartered in Ilmenau, Germany.

•	Announced the relocation of the Company’s corporate headquarters to the Philadelphia, Pennsylvania area. This location provides the logistical advantages of a major metropolitan area and better accessibility to global customers, the Company’s operations outside the U.S., investors and a broader pool of local professional human resources.

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

Gardner Denver has completed 23 acquisitions since becoming an independent company in 1994. The following table summarizes major transactions completed since January 2004.

Date of Acquisition	Acquired Entity	Approximate Transaction Value (USD millions)

January 2004	Syltone plc	$113
September 2004	nash_elmo Holdings, LLC	225
July 2005	Thomas Industries Inc.	484
October 2008	CompAir Holdings Limited	379

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

In October 2008, the Company completed the acquisition of CompAir Holdings Limited (“CompAir”), a leading global manufacturer of compressed air and gas solutions headquartered in Redditch, United Kingdom (“U.K.”). CompAir manufactures an extensive range of products, including oil-injected and oil-free stationary rotary screw compressors, reciprocating compressors, portable rotary screw compressors and rotary vane compressors. These products are used in, among other things, oil and gas exploration, mining and construction, power plants, general industrial applications, OEM applications such as snow-making and mass transit, compressed natural gas, industrial gases and breathing air, and in naval, marine and defense market segments. This acquisition was complementary to the Company’s Industrial Products Group product portfolio.

Markets and Products

A description of the particular products manufactured and sold by Gardner Denver in its two reportable segments as of December 31, 2010 is set forth below. For financial information over the past three years on the Company’s performance by reportable segment and the Company’s international sales, refer to Note 19 “Segment Information” in the “Notes to Consolidated Financial Statements.”

Industrial Products Group Segment

In the Industrial Products Group, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air and gas compressors; positive displacement, centrifugal and side channel blowers; and vacuum pumps, primarily serving manufacturing, transportation and general industry and selected OEM and engineered system applications. The Company also markets and services complementary ancillary products. Industrial Products Group sales for the year ended December 31, 2010 were approximately $1.1 billion.

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

The Industrial Products Group operates production facilities around the world including seven plants in the U.S., four in the U.K., three in Germany, three in China, and one each in Italy and Finland. The most significant facilities include owned properties in Quincy, Illinois; Sedalia, Missouri; Peachtree City, Georgia; Princeton, Illinois; Bradford and Redditch, U.K.; Bad Neustadt and Schopfheim, Germany; and leased properties in Tampere, Finland; Simmern, Germany; Ipswich, U.K., and Qingpu and Shanghai, China.

The Company has eight vehicle-fitting facilities in six countries within Europe. These fitting facilities offer customized vehicle installations of systems, which include compressors, blowers, exhausters, generators, hydraulics, power take-off units, gear boxes, axles, pumps and oil and fuel systems. Typical uses for such systems include the discharge of product from road tankers, tire removal, transfer of power from gear boxes to ancillary power units and provision of power for electrical and compressed air operated tools. Each facility can offer onsite repair and maintenance or support the customer in the field through their own service engineers and a network of service agents. In addition, the Company has two service and remanufacturing centers in the U.S. that can perform installation, repair and maintenance work on certain of the Company’s products and similar equipment.

Engineered Products Group Segment

The Company’s Engineered Products Group segment designs, manufactures, markets and services a diverse group of pumps, compressors, liquid ring vacuum pumps, water jetting and loading arm systems and related aftermarket parts. These products are used in well drilling, well servicing and production of oil and natural gas; industrial, commercial and transportation applications; and in industrial cleaning and maintenance. This segment also designs, manufactures, markets and services other engineered products and components and equipment for the chemical, petroleum and food industries. Engineered Products Group sales for the year ended December 31, 2010 were approximately $795 million.

Positive displacement reciprocating pumps are marketed under the Gardner Denver and OPI trademarks. Typical applications of Gardner Denver pumps in oil and natural gas production include oil transfer, water flooding, salt-water disposal, pipeline testing, ammine pumping for gas processing, re-pressurizing, enhanced oil recovery, hydraulic power and other liquid transfer applications. The Company’s production pumps range from 25 to 300 horsepower horizontally designed pumps. The Company believes it markets one of the most complete product lines of well servicing pumps. Well servicing operations include general workover service, completions (bringing wells into production after drilling), and plugging and abandonment of wells. The Company’s well servicing products consist of high-pressure plunger pumps ranging from 165 to 400 horsepower. Gardner Denver also manufactures intermittent duty triplex and quintuplex plunger pumps ranging from 250 to 3,000 horsepower for well cementing and stimulation, including reservoir fracturing or acidizing. Duplex pumps, ranging from 16 to 100 horsepower, are produced for shallow drilling, which includes water well drilling, seismic drilling and mineral exploration. Triplex mud pumps for oil and natural gas drilling rigs range from 275 to 2,400 horsepower.

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

Through its Thomas operating division, the Company has a strong presence in medical markets and environmental markets such as sewage aeration and vapor recovery through the design of custom compressors and vacuum pumps for OEMs. Deep vacuum pumps are sold under the Welch and Ilmvac trademarks into the laboratory and life science markets. Other major markets for this division include the automotive, industrial and printing markets.

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

The Engineered Products Group operates twenty-one production facilities (including two remanufacturing facilities) around the world including eleven in the U.S., four in Germany, two in China and one each in the U.K., Sweden, Brazil and Canada. The most significant facilities include owned properties in Tulsa, Oklahoma; Quincy, Illinois; Syracuse, New York; Ilmenau, Kirchhain and Memmingen, Germany; Boshan and Wuxi, China; Margate, U.K.; and Toreboda, Sweden, and leased properties in Houston, Texas; Monroe, Louisiana; Elizabeth, Pennsylvania; Nuremberg, Germany; and Oakville, Ontario.

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

Although there are a few large manufacturers of compressor and vacuum products, the marketplace for these products remains highly fragmented due to the wide variety of product technologies, applications and selling channels. Gardner Denver’s principal competitors in sales of standard configurations of compressor and vacuum products which are included in the Industrial Products Group include Ingersoll-Rand, Sullair (owned by United Technologies Corporation), Atlas Copco, Quincy Compressor (owned by Atlas Copco), Roots, Busch, Becker, SiHi and GHH RAND (owned by Ingersoll-Rand). Manufacturers located in China and Taiwan are also becoming more significant competitors as the products produced in these regions improve in quality and reliability.

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

During the years ended December 31, 2010, 2009, and 2008, the Company spent approximately $35.9 million, $36.0 million, and $38.7 million, respectively, on research activities relating to the development of new products and the improvement of existing products. All such expenditures were funded by the Company.

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

Raw Materials and Suppliers

Gardner Denver purchases a wide variety of raw materials to manufacture its products. The Company’s most significant commodity-related exposures are to cast iron, aluminum and steel, which are the primary raw materials used by the Company. Additionally, the Company purchases a large number of motors and, therefore, also has exposure to changes in the price of copper, which is a main component of motors. Such materials are generally available from a number of suppliers. The Company has a limited number of long-term contracts with some of its suppliers of key components, but additionally believes that its sources of raw materials and components are reliable and adequate for its needs. Gardner Denver uses single sources of supply for certain castings, motors and other select engineered components. A disruption in deliveries from a given supplier could therefore have an adverse effect on the Company’s ability to timely meet its commitments to customers. Nevertheless, the Company believes that it has appropriately balanced this risk against the cost of sustaining a greater number of suppliers. Moreover, the Company has sought, and will continue to seek, cost reductions in its purchases of materials and supplies by consolidating purchases and pursuing alternate sources of supply.

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

In the aggregate, patents and trademarks are of considerable importance to the manufacture and marketing of many of Gardner Denver’s products. However, the Company does not consider any single patent or trademark, or group of patents or trademarks, to be material to its business as a whole, except for the Gardner Denver trademark. Other important trademarks the Company uses include, among others, Aeon, Belliss & Morcom, Bottarini, Champion, CompAir, CycloBlower, Drum, DuroFlow, Elmo Rietschle, Emco Wheaton, Hoffman, ILMVAC, Hydrovane,

Lamson, Legend, Mako, Nash, Oberdorfer, OPI, Quantima, Reavell, Sutorbilt, Tamrotor, Thomas, Todo, Webster, Welch and Wittig. Gardner Denver has registered its trademarks in the countries where it deems necessary of in the Company’s best interest.

Pursuant to trademark license agreements, Cooper has rights to use the Gardner Denver trademark for certain power tools.

The Company also relies upon trade secret protection for its confidential and proprietary information and techniques and routinely enters into confidentiality agreements with its employees as well as its suppliers and other third parties receiving such information. There can be no assurance, however, that these protections are sufficient, that others will not independently obtain similar information and techniques or otherwise gain access to the Company’s trade secrets or that they can effectively be protected.

Employees

As of January 2011, the Company had approximately 6,100 full-time employees. The Company believes that its current relations with employees are satisfactory.

Executive Officers of the Registrant

The following sets forth certain information with respect to Gardner Denver’s executive officers as of February 25, 2011. These officers serve at the discretion of the Board of Directors.

Name	Position	Age

Barry L. Pennypacker	President and Chief Executive Officer	50
Michael M. Larsen	Vice President and Chief Financial Officer	42
T. Duane Morgan	Vice President, Gardner Denver, Inc. and President, Engineered Products Group	61
Brent A. Walters	Vice President, General Counsel, Chief Compliance Officer and Secretary	46
Armando L. Castorena	Vice President, Human Resources	48
Bob D. Elkins	Vice President, Chief Information Officer	62

Barry L. Pennypacker, age 50, was appointed President and Chief Executive Officer of Gardner Denver in January 2008 and as a member of the Board of Directors in February 2008. He joined Gardner Denver from Westinghouse Air Brake Technologies Corporation in Wilmerding, PA, a provider of technology-based equipment and services for the worldwide rail industry, where he held a series of Vice President positions with increasing responsibility from 1999 to 2008, most recently as Vice President, Group Executive. Prior to that, he was Director, Worldwide Operations for the Stanley Fastening Systems, an operating unit of Stanley Works, from 1997 to 1999. Mr. Pennypacker also served in a number of senior management positions of increasing responsibility with Danaher Corporation from 1992 to 1997. He holds a B.S. in operations management from Penn State University and an M.B.A. in operations research from St. Joseph’s University.

Michael M. Larsen, age 42, was appointed Vice President and Chief Financial Officer of Gardner Denver in October 2010. He joined the Company from General Electric (“GE”) Water & Process Technologies, a global leader in water treatment and process solutions, where he was Chief Financial Officer. His previous experience includes more than 15 years with GE, where he held a number of global finance leadership roles with increasing responsibility in GE Plastics, GE Industrial, GE Energy Services and GE Power & Water. He began his GE career with GE Healthcare as part of the Financial Management Program in 1995. Mr. Larsen holds a B.A. in international economics from the American University of Paris and an M.B.A. from Columbia University and London Business School.

T. Duane Morgan, age 61, was promoted to Vice President, Gardner Denver and President, Engineered Products Group in January 2009. He joined the Company as Vice President and General Manager of the Gardner Denver Fluid Transfer Division in December 2005. Prior to joining Gardner Denver, Mr. Morgan served as President of Process Valves for Cooper Cameron Valves, a division of Cameron International Corporation in Houston, TX, a publicly traded provider of flow equipment products, systems and services to worldwide oil, gas and process industries, Vice President and General Manager, Aftermarket Services, from 2003 to 2005, and President of Orbit Valve, a division of Cooper Cameron Valves, from 1998 to 2002. From 1985 to 1998, he served in various capacities in plant and sales management for Cooper Oil Tool Division, Cooper Industries. Before joining Cooper, he held various positions in finance, marketing and sales with Joy Manufacturing Company and B.F. Goodrich Company. Mr. Morgan holds a B.S. in mathematics from McNeese State University and an M.B.A. from Louisiana State University. Mr. Morgan is a member of the Board of Directors of the Petroleum Equipment Suppliers Association and a former member of the Board of Directors of the Valve Manufacturers Association.

Brent A. Walters, age 46, was appointed Vice President, General Counsel and Chief Compliance Officer of Gardner Denver in August 2009, and appointed Secretary of the Company in February 2010. He joined the Company from Caterpillar Inc., a publicly traded manufacturer of construction machinery and equipment, where he held a series of positions with increasing responsibility from 1996 to 2009, most recently as Senior Corporate Counsel. Prior to joining Caterpillar in 1996, Mr. Walters was an associate attorney with Hinshaw & Culbertson from 1991 to 1996 and a financial auditor with KPMG LLP and PricewaterhouseCoopers LLP prior to attending law school. Mr. Walters has a B.S. in accounting from Bradley University and J.D. from Southern Illinois University School of Law. He is a Certified Public Accountant.

Armando Castorena, age 48, was appointed Vice President, Human Resources of Gardner Denver in September 2008. He joined the Company from Honeywell International, Inc., a publicly held diversified technology and manufacturing company, where he held a series of positions with increasing responsibility from 2000 to 2008, most recently as Vice President of Human Resources for Honeywell’s Aerospace Defense and Space SBU. Prior to joining Honeywell in 2000, Mr. Castorena also served in a number of human resources management positions of increasing responsibility at TRW Systems and Information Technology Group from 1996 to 2000 and Lockheed Martin’s Sandia National Laboratories from 1990 to 1996. He has a B.B.A. in business administration and an M.B.A. from the University of Texas at El Paso. Mr. Castorena is a certified Senior Professional in Human Resources (SPHR) by the Society of Human Resources Management and a Certified Compensation Professional (CCP) from World at Work.

Bob D. Elkins, age 62, was promoted to Vice President, Chief Information Officer of Gardner Denver in November 2007. He joined Gardner Denver in January 2004, as Director of Information Technology and served in that position until his promotion in 2005 to Vice President, Information Technology. Mr. Elkins has over 20 years experience in Information Technology leadership positions. Prior to joining Gardner Denver, he served as Senior Project Manager for SBI and Company from September 2003 to December 2003, Vice President, Industry Solutions for Novoforum from July 2000 to September 2002, Director of Information Technology for Halliburton Energy Services from May 1994 to July 2000, and Associate Partner at Accenture (formerly Andersen Consulting) from January 1981 to May 1994. Mr. Elkins has a B.S. in economics and an M.B.A. in computer science from Texas A&M University.

Compliance Certifications

The Company has included at Exhibits 31.1 and 31.2 of this Form 10-K for the fiscal year ending December 31, 2010 certificates of the Company’s Chief Executive Officer and Chief Financial Officer certifying the quality of the Company’s public disclosure. The Company’s Chief Executive Officer has also submitted to the New York Stock Exchange (NYSE) a document certifying, without qualification, that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

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

The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, Gardner Denver was only a small contributor to these waste sites, and the Company has, or is attempting to negotiate, de minimis settlements for their cleanup. The cleanup of the remaining sites is substantially complete and the Company’s future obligations entail a share of the sites’ ongoing operating and maintenance expense.

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

We have exposure to the risks associated with future global economic down turns, which may negatively impact our revenues, liquidity, suppliers and customers.

As a result of the adverse economic conditions in the United States, Europe and Asia, we experienced decreased demand for our products during 2009, which in turn had a negative effect on our revenues and net income. The economic recovery in certain markets during 2010 resulted in improved revenues and net income in 2010. However, continued future growth will, in part, be contingent on the strength and duration of the recovery. Additionally, diminished credit availability may prohibit our customers and suppliers from obtaining financing for their operations, which could result in (i) disruption to our supply deliveries or our inability to obtain raw materials at favorable pricing, (ii) a decrease in orders of our products or the cancellations thereof, and (iii) our customers’ inability to pay for our products. Furthermore, the volatility in security prices may adversely affect the value of the assets in our pension plans, which may, in turn, result in increased future funding requirements and pension cost. We are unable to predict the strength and duration of the current economic recovery in the United States, Europe and

Asia. A return to the more adverse economic conditions experienced in 2009 could have a material adverse effect on our results of operations and financial condition and exacerbate the other risk factors described below.

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

Our primary raw materials, directly and indirectly, are cast iron, aluminum and steel. We also purchase a large number of motors and, therefore, also have exposure to changes in the price of copper, which is a primary component of motors. The Company has long-term contracts with only a few suppliers of key components. Consequently, we are vulnerable to fluctuations in prices of such raw materials. Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of raw materials. We use single sources of supply for certain iron castings, motors and other select engineered components. From time to time in recent years, we have experienced a disruption to our supply deliveries and may experience further supply disruptions. Any such disruption could have a material adverse effect on our ability to timely meet our commitments to customers and, therefore, our operating results.

More than half of our sales and operations are in non-U.S. jurisdictions and is subject to the economic, political, regulatory and other risks of international operations.

For the fiscal year ended December 31, 2010, approximately 65% of our revenues were from customers in countries outside of the United States. We have manufacturing facilities in Germany, the U.K., China, Finland, Italy, Brazil, Sweden and Canada. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Non-U.S. operations and U.S. export sales could be adversely affected as a result of:

•	political or economic instability in certain countries;

•	differences in foreign laws, including increased difficulties in protecting intellectual property and uncertainty in enforcement of contract rights;

•	credit risks;

•	currency fluctuations, in particular, changes in currency exchange rates between the USD, the EUR, the GBP and the CNY;

•	exchange controls;

•	changes in tariff restrictions;

•	royalty and tax increases;

•	potential problems obtaining supply of raw materials;

•	nationalization of private enterprises;

•	shipping products during times of crisis or war; and

•	other factors inherent in foreign operations.

Our operating results could be adversely affected by a reduction of business with key customers for petroleum products.

Although we have no customers that individually represent 4% or more of our total annual sales, we derive revenue from certain key customers for our petroleum products and the loss or reduction of any significant contracts with any of these customers could result in a material decrease of our future profitability and cash flows. In addition, lost sales may be difficult to replace due to the relative concentration of the customer base in this market segment.

The nature of our products creates the possibility of significant product liability and warranty claims, which could harm our business.

Customers use some of our products in potentially hazardous applications that can cause injury or loss of life and damage to property, equipment or the environment. In addition, our products are integral to the production process for some end-users and any failure of our products could result in a suspension of operations. Although we maintain strict quality controls and procedures, we cannot be certain that our products will be completely free from defects. We maintain amounts and types of insurance coverage that we believe are currently adequate and consistent with normal industry practice for a company of our relative size, and limit our liability by contract wherever possible. However, we cannot guarantee that insurance will be available or adequate to cover all liabilities incurred. We also may not be able to maintain insurance in the future at levels we believe are necessary and at rates we consider reasonable. We may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where our equipment and services have been or are being used.

We may not fully realize the expected financial benefits from future restructuring actions.

Future restructuring actions may not be as effective as we anticipate, and we may fail to realize the expected cost savings we anticipated from these actions.

Our success depends on our executive management and other key personnel.

Our future success depends to a significant degree on the skills, experience and efforts of our executive management and other key personnel. The loss of the services of any of our executive officers could have an adverse impact. The availability of highly qualified talent is limited and the competition for talent is robust. However, we provide long-term equity incentives and certain other benefits for our executive officers which provide incentives for them to make a long-term commitment to our company. Our future success will also depend on our ability to attract and retain qualified personnel and a failure to attract and retain new qualified personnel could have an adverse effect on our operations.

Communication or information systems failure may disrupt our business and result in financial loss and liability to our customers.

Our business is highly dependent on financial, accounting and other data-processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If any of these systems fail, whether caused by fire, other natural disaster, power or telecommunications failure, acts of terrorism or war or otherwise, or they do not function correctly, we could suffer financial loss, business disruption, liability to our customers, regulatory intervention or damage to our reputation. If our systems are unable to accommodate an increasing volume of transactions, our ability to grow could be limited. Although we have back-up systems, procedures and capabilities in place, they may also fail or be inadequate.

Our business could suffer if we experience employee work stoppages or other labor difficulties.

As of January 2011, we have approximately 6,100 full-time employees. A significant number of our employees, including a large portion of the employees outside of the U.S., are represented by works councils and labor unions. Although we do not anticipate future work stoppages by our union employees, work stoppages may occur. Although we believe that our relations with employees are satisfactory and have not experienced any material work stoppages, we may not be successful in negotiating new collective bargaining agreements. Additionally, future negotiations with our union employees may (i) result in significant increases in our cost of labor, (ii) divert management’s attention away from operating our business or (iii) breakdown and result in the disruption of our operations. The occurrence of any of the preceding conditions could impair our ability to manufacture our products and result in increased costs and/or decreased operating results.

The risk of potential changes in shale oil and gas regulation.

Potential changes in the regulation of shale oil and gas exploration and extraction could negatively affect our ability to develop products for this market and our customer’s demand for our products.

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

We believe that the pending lawsuits are not likely to, in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case (as defined in “Contingencies” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K) or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. Accordingly, the resolution of pending or future lawsuits may have a material adverse effect on our consolidated financial position, results of operations or liquidity.

The risk of non-compliance with U.S. and foreign laws and regulations applicable to our international operations could have a significant impact on our results of operations, financial condition or strategic objectives.

Our global operations subject us to regulation by U.S. federal and state laws and multiple foreign laws, regulations and policies, which could result in conflicting legal requirements. These laws and regulations are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. These laws and regulations include import and export control, environmental, health and safety regulations, data privacy requirements, international labor laws and work councils and anti-corruption and bribery laws such as the U.S. Foreign Corrupt Practices Act, the U.N. Convention Against Bribery and local laws prohibiting corrupt payments to government officials. We are subject to the risk that we, our employees, our affiliated entities, contractors, agents or their respective officers, directors, employees and agents may take actions determined to be in violation of any of these laws, particularly as we expand our operations geographically through organic growth and acquisitions. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

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

We use and generate hazardous substances and wastes in our manufacturing operations. In addition, many of our current and former properties are, or have been, used for industrial purposes. We have been identified as a potentially responsible party with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws. An accrued liability on our balance sheet reflects costs that are probable and estimable for our projected financial obligations relating to these matters. If we have underestimated our remaining financial obligations, we may face greater exposure that could have an adverse effect on our financial condition, results of operations or liquidity. Stringent fines and penalties may be imposed for non-compliance with regulatory requirements relating to environmental matters, and many environmental laws impose joint and several liability for remediation for cleanup of certain waste sites and for related natural resource damages.

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

Climate change is receiving ever increasing attention worldwide. Certain scientists, legislators and others attribute global warning to increased levels of greenhouse gases, including carbon dioxide, which has led to legislative and regulatory efforts in some jurisdictions to limit greenhouse gas emissions. Based on existing regulations and international accords in the jurisdictions in which we conduct business, the costs associated with compliance with such regulations are not material to our financial condition, results of operations or liquidity. Because we are uncertain what laws, regulations and accords may be enacted in the future, we cannot predict the potential impact of any such future laws, and any such future laws, regulations and accords may have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identifiable intangible assets acquired. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Impairment assessment under GAAP requires that we consider, among other factors, differences between the current book value and estimated fair value of our net assets, and comparison of the estimated fair value of our net assets to our current market capitalization. As of December 31, 2010, the net carrying value of goodwill and other intangible assets represented approximately $861 million, or 42% of our total assets. In 2009, we recorded impairment charges totaling $252.5 million to reduce the carrying amount of goodwill in the Industrial Products Group and a $9.9 million impairment charge primarily to reduce the carrying value of a trade name in the Industrial Products Group.

Based on our annual impairment testing conducted in 2010, and a review of any potential indicators of impairment, we concluded that the carrying value of goodwill and other intangible assets were not further impaired. If goodwill or other assets are further impaired based on a future impairment test, we could be required to record additional non-cash impairment charges to our operating income. Such non-cash impairment charges, if significant, could materially and adversely affect our results of operations in the period recognized, reduce our consolidated stockholders’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to public debt and equity markets.

Our indebtedness could adversely affect our financial flexibility.

We had debt of $288 million at December 31, 2010, and our indebtedness could have an adverse future effect on our business. For example:

•	borrowings under the credit agreement bear interest at floating rates, which could result in higher interest expense in the event of an increase in interest rates;

•	we may have a limited ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, restructuring costs, execution of our growth strategy, or other purposes;

•	a portion of our cash flow will be used to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, selective acquisitions, payment of cash dividends and other purposes;

•	we may be more vulnerable to adverse changes in general economic, industry and competitive conditions; and

•	the various covenants contained in our credit agreement, the indenture covering the senior subordinated notes, and the documents governing our other existing indebtedness may place us at a relative competitive disadvantage as compared to some of our competitors.

We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.

We have completed 23 acquisitions since becoming an independent company in 1994. We expect to continue making acquisitions if appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Furthermore, our existing operations may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of our existing operations.

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

We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2010, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $95.3 million (“unfunded status”), compared to $110.6 million at December 31, 2009. Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.

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

See Item 1 “Business” for information on Gardner Denver’s manufacturing, distribution and service facilities and sales offices. Generally, the Company’s plants are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in 2011. The Company leases sales office and warehouse space in numerous locations worldwide.

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

Market information regarding the quarterly market price ranges is included in Note 21 “Quarterly Financial and Other Supplemental Information (Unaudited)” in the “Notes to Consolidated Financial Statements” and is hereby incorporated by reference. There were approximately 5,500 stockholders of record as of December 31, 2010.

On November 16, 2009, the Company’s Board of Directors adopted a dividend policy pursuant to which the Company intends to pay quarterly cash dividends on its common stock, and also declared its first quarterly dividend of $0.05 per common share, paid on December 10, 2009, to stockholders of record as of November 23, 2009. Four quarterly dividends of $0.05 per common share were paid in 2010. The Company intends to continue paying quarterly dividends, but can make no assurance that such dividends will be paid in the future since payment is dependent upon, among other factors, the Company’s future earnings, cash flows, capital requirements, debt covenants, general financial condition and general business conditions. The cash flow generated by the Company is currently used for debt service, selective acquisitions, capital accumulation, payment of cash dividends, repurchase of its common stock and reinvestment.

In November 2008, the Company’s Board of Directors authorized a share-repurchase program to acquire up to 3,000,000 shares of the Company’s outstanding common stock. All common stock acquired will be held as treasury stock and will be available for general corporate purposes. At December 31, 2010, 2,176,987 shares remained available for purchase under the program. This program will remain in effect until all the authorized shares are repurchased, unless modified by the Board of Directors. Repurchases of equity securities during the fourth quarter of 2010 are listed in the following table.

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased	(or Units) That May
	Total Number		As Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share(2)	or Programs	Programs

October 1, 2010 — October 31, 2010	—	$—	—	2,616,987
November 1, 2010 — November 30, 2010	4,654	$65.10	—	2,616,987
December 1, 2010 — December 31, 2010	443,065	$70.32	440,000	2,176,987

Total	447,719	$70.26	440,000	2,176,987

(1)	7,719 of these shares were exchanged or surrendered in connection with Gardner Denver’s stock option and restricted share award plans.

(2)	Excludes commissions.

Stock Performance Graph

The following table compares the cumulative total stockholder return for the Company’s common stock on an annual basis from December 31, 2005 through December 31, 2010 to the cumulative returns for the same periods of the: (a) Standard & Poor’s 500 Stock Index; (b) Standard & Poor’s 600 Index for Industrial Machinery, a pre-established industry index believed by the Company to have a peer group relationship with the Company; and (c) Standard & Poor’s SmallCap 600, an industry index which includes the Company’s common stock. The graph assumes that $100 was invested in Gardner Denver, Inc. common stock and in each of the other indices on December 31, 2005 and that all dividends were reinvested when received. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Years Ended December 31
(Dollars in thousands except per share amounts)	2010	2009	2008(1)	2007	2006

Revenues	$1,895,104	1,778,145	2,018,332	1,868,844	1,669,176
Net income (loss) attributable to Gardner Denver(2)	172,962	(165,185)	165,981	205,104	132,908
Basic earnings (loss) per share attributable to Gardner Denver common stockholders(2)	3.31	(3.18)	3.16	3.85	2.54
Diluted earnings (loss) per share attributable to Gardner Denver common stockholders(2)	3.28	(3.18)	3.12	3.80	2.49
Long-term debt (excluding current maturities)	250,681	330,935	506,700	263,987	383,459
Total assets	$2,027,098	1,939,048	2,340,125	1,905,607	1,750,231
Cash dividends declared per common share	$0.20	0.05	—	—	—

(1)	The Company acquired the assets of Best Aire, Inc. (“Best Aire”) in August 2008 and the outstanding shares of CompAir in October 2008.

(2)	Net income and diluted earnings per share in 2009 reflect goodwill and other indefinite-lived intangible asset impairment charges totaling $250.8 million, or $4.81 per share, restructuring charges totaling $33.2 million, or $0.63 per share, and discrete income tax items totaling $5.6 million, or $0.11 per share. Results in 2008 reflect restructuring charges totaling $7.8 million, or $0.15 per share, certain mark-to-market adjustments totaling $7.0 million, or $0.13 per share, and discrete income tax items totaling $2.7 million, or $0.05 per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since becoming an independent company in 1994, Gardner Denver has completed 23 acquisitions, growing its revenues from approximately $176 million in 1994 to approximately $1.9 billion in 2010. Of the 23 acquisitions, the four largest, namely CompAir, Thomas, Nash Elmo and Syltone, were completed since January 1, 2004.

In August 2008, the Company completed the acquisition of Best Aire, a U.S. distributor of compressed air and gas products, serving the Ohio market through its headquarters in Millbury, Ohio, with additional distribution operations in Kalamazoo, Michigan and Indianapolis, Indiana.

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

In July 2010, the Company completed the acquisition of ILMVAC, a European provider of vacuum pumps, systems and accessories for research and development laboratories and industrial applications headquartered in Ilmenau, Germany.

In the Industrial Products Group, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air compressors; and positive displacement, centrifugal and side channel blowers; primarily serving general industrial and OEM applications. This segment also markets and services complementary ancillary products. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. The markets served are primarily in Europe, the U.S. and Asia. Revenues in the Industrial Products Group constituted 58% of total revenues in 2010.

In the Engineered Products Group, the Company designs, manufactures, markets and services a diverse group of products for industrial, commercial and OEM applications, engineered systems and general industry. Products include reciprocating pumps, liquid ring pumps, diaphragm vacuum pumps, water jetting systems and related aftermarket parts. These products are used in oil and natural gas well drilling, servicing and production; medical and laboratory; and in industrial cleaning and maintenance. Liquid ring pumps are used in many different applications such as water removal, distilling, reacting, flare gas recovery, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, petrochemical and power industries. This segment also designs, manufactures, markets and services other fluid transfer components and equipment for the chemical, petroleum and food industries. The markets served are primarily in the U.S., Europe, Canada and Asia. Revenues in the Engineered Products Group constituted 42% of total revenues in 2010.

The Company sells its products through independent distributors and sales representatives, and directly to OEMs, engineering firms, packagers and end users.

The following table sets forth percentage relationships to revenues of line items included in the statements of operations for the years presented.

	2010	2009	2008

Revenues	100.0	100.0	100.0
Cost of sales	66.9	69.0	68.4

Gross profit	33.1	31.0	31.6
Selling and administrative expenses	19.5	20.0	17.3
Other operating expense, net	0.3	2.6	1.4
Impairment charges	—	14.8	—

Operating income (loss)	13.3	(6.4)	12.9
Interest expense	1.2	1.6	1.3
Other income, net	(0.1)	(0.2)	—

Income (loss) before income taxes	12.2	(7.8)	11.6
Provision for income taxes	3.0	1.4	3.3

Net income (loss)	9.2	(9.2)	8.3
Net income attributable to noncontrolling interests	0.1	0.1	0.1

Net income (loss) attributable to Gardner Denver	9.1	(9.3)	8.2

Year Ended December 31, 2010, Compared with Year Ended December 31, 2009

Revenues

Revenues increased $117.0 million, or 7%, to $1,895.1 million in 2010, compared to $1,778.1 million in 2009. This increase was attributable to higher volume in both segments ($83.0 million, or 4%), net price increases ($32.0 million, or 2%) and the acquisition of ILMVAC in the third quarter of 2010 ($7.9 million, or 1%), partially offset by unfavorable changes in foreign currency exchange rates ($5.9 million). International revenues were 66% of total revenues in 2010 compared to 68% in 2009.

Revenues in the Industrial Products Group increased $76.9 million, or 8%, to $1,099.8 million in 2010, compared to $1,022.9 million in 2009. This increase reflects higher volume (7%) and price increases (1%), partially offset by unfavorable changes in foreign currency exchange rates. The volume increase was attributable to improvement in demand for OEM products and aftermarket parts and services on a global basis.

Revenues in the Engineered Products Group increased $40.0 million, or 5%, to $795.3 million in 2010, compared to $755.3 million in 2009. This increase reflects price increases (3%), higher volume (1%) and the acquisition of ILMVAC ($7.9 million, or 1%), partially offset by unfavorable changes in foreign currency exchange rates. The volume increase was due to improved demand for well servicing and industrial pumps and OEM products, partially offset by lower shipments of loading arms, drilling pumps and engineered packages.

Gross Profit

Gross profit increased $75.8 million, or 14%, to $626.4 million in 2010, compared to $550.6 million in 2009, and as a percentage of revenues improved to 33.1% in 2010, compared to 31.0% in 2009. The increase in gross profit and gross profit as a percentage of sales primarily reflects the volume improvements discussed above, cost reductions, the benefits of operational improvements and favorable product mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $13.3 million, or 4%, to $369.5 million in 2010, compared to $356.2 million in 2009. This increase reflects higher variable compensation expense, corporate relocation expenses and the acquisition of ILMVAC ($2.1 million), partially offset by the benefits of cost reductions, including lower salaries and benefit expenses, and the favorable effect of changes in foreign currency exchange rates ($1.9 million). As a percentage of revenues, selling and administrative expenses improved to 19.5% in 2010 compared to 20.0% in 2009 due to the leverage from higher revenues and cost reductions, partially offset by the cost increases discussed above.

Other Operating Expense, Net

Other operating expense, net, consists primarily of realized and unrealized foreign currency gains and losses, employee termination benefits, other restructuring costs, certain employee retirement costs and costs associated with acquisition due diligence. Other operating expense, net, of $4.5 million in 2010 included (i) net restructuring changes of $2.2 million, (ii) due diligence costs of $2.8 million primarily associated with an abandoned transaction and (iii) net unrealized foreign currency gains of $2.0 million. Other operating expense, net, of $45.7 million in 2009 consisted primarily of restructuring charges of $46.1 million. See Note 18 “Supplemental Information” in the “Notes to Consolidated Financial Statements.”

Impairment Charges

In 2009, the Company recorded impairment charges of $252.5 million and $9.9 million to reduce the carrying value of goodwill and a trade name, respectively, in the Industrial Products Group. See Note 7 “Goodwill and Other Intangible Assets” in the “Notes to Consolidated Financial Statements.”

Operating Income (Loss)

Operating income of $252.4 million in 2010 compares to an operating loss of $113.7 million in 2009. Operating income as a percentage of revenues was 13.3% in 2010 compared to negative 6.4% in 2009. These results reflect the gross profit, selling and administrative expense, other operating expense, net, and impairment charges discussed above. Operating income in 2010 reflects charges totaling $7.6 million, or 0.4% of revenues, for profit improvement initiatives, acquisition due diligence costs and corporate relocation expenses. The operating loss in 2009 reflects the net goodwill and trade name impairment charges totaling $262.4 million and charges totaling $47.3 million primarily associated with profit improvement initiatives.

The Industrial Products Group generated segment operating income of $93.1 million and segment operating margin of 8.5% in 2010 compared to a segment operating loss of $239.4 million and segment operating margin of negative 23.4% in 2009 (see Note 19 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). Results in 2010, compared with 2009, were positively impacted by revenue growth and cost reductions, and reflect charges totaling $7.6 million, or 0.7% of revenues, for profit improvement initiatives, acquisition due diligence costs and corporate relocation expenses. Results in 2009 were negatively impacted by the impairment charges, lower gross profit as a result of the revenue decline and unfavorable product mix, and charges totaling $25.6 million in connection with profit improvement initiatives and other items.

The Engineered Products Group generated segment operating income of $159.3 million and segment operating margin of 20.0% in 2010, compared to $125.7 million and 16.6%, respectively, in 2009 (see Note 19 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). The improvement in segment operating income and segment operating margin was due primarily to revenue growth, favorable product mix and the benefits of operational improvements and cost reductions, partially offset by corporate relocation expenses. Results in 2009 were negatively impacted by charges totaling $21.7 million, or 2.9% or revenues, in connection with profit improvement initiatives and other items.

Interest Expense

Interest expense of $23.4 million in 2010 declined $5.1 million from $28.5 million in 2009. This decrease was attributable to lower average borrowings in 2010 resulting from net principal repayments of $72.7 million, partially offset by a higher weighted average interest rate. The weighted average interest rate, including the amortization of debt issuance costs, increased to 7.2% in 2010 compared to 6.0% in 2009, due primarily to the greater relative weight of the fixed interest rate on the Company’s 8% Senior Subordinated Notes.

Other Income, Net

Other income, net, consisting primarily of investment income and realized and unrealized gains and losses on investments, was $2.9 million in 2010 compared to $3.8 million in 2009. This change was due to lower year over year net investment gains associated with the assets of the Company’s deferred compensation plan, which were fully offset by a decrease in accrued compensation expense reflected in selling and administrative expenses.

Provision For Income Taxes

The provision for income taxes was $56.9 million and the effective tax rate was 24.5% in 2010, compared to a provision of $24.9 million in 2009. The provision in 2009 included an $8.6 million increase in the valuation allowance against deferred tax assets related to net operating losses recorded in connection with the acquisition of CompAir based on revised financial projections. The provision in 2009 also reflected a benefit for the reversal of deferred tax liabilities totaling $11.6 million associated with a portion of the net goodwill and all of the trade name impairment charges recorded in 2009. Deferred tax liabilities were recorded when the trade name was established. A portion of the goodwill for which the impairment charge was taken was not amortizable for tax purposes and, accordingly, deferred tax liabilities did not arise during the life of the goodwill since no tax amortization was claimed and a corresponding tax benefit did not arise upon impairment of that portion of goodwill. Finally, the provision in 2009 included a $3.6 million credit for the reversal of an income tax reserve and the related interest associated with the completion of a foreign tax examination.

Net Income (Loss) Attributable to Gardner Denver

Net income attributable to Gardner Denver of $173.0 million and diluted earnings per share (“DEPS”) of $3.28 in 2010 compares to a net loss attributable to Gardner Denver of $165.2 million and diluted loss per share of $3.18 in 2009. The improvement in net income and DEPS was the net result of the factors affecting operating income (loss), interest expense and the provision for income taxes discussed above. In 2010, charges for profit improvement initiatives, acquisition due diligence costs and corporate relocation expenses resulted in a net reduction in net income and DEPS of $5.8 million and $0.11, respectively. In 2009, impairment charges and the associated reversal of deferred tax liabilities ($250.8 million, after tax), write-off of deferred tax assets ($8.6 million), charges associated with profit improvement initiatives and other items ($34.6 million, after tax), partially offset by the reversal of the income tax reserve and related interest ($3.6 million), resulted in a net reduction in net income and DEPS of approximately $290.4 million and $5.58, respectively.

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

Other Operating Expense, Net

Other operating expense, net, consists primarily of realized and unrealized foreign currency gains and losses, employee termination benefits, other restructuring costs, certain employee retirement costs and costs associated with acquisition due diligence. Other operating expense, net, was $45.7 million in 2009 and consisted primarily of restructuring charges of $46.1 million. Other operating expense, net, was $30.0 million in 2008 and included (i) losses totaling $10.4 million on mark-to-market adjustments for cash transactions and foreign currency forward contracts entered into in order to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s revolving credit facility following the completion of the CompAir acquisition, (ii) restructuring charges of $11.1 million, (iii) the write-off of deferred costs totaling $1.6 million associated with unconsummated acquisitions and (iv) other employee and certain retirement costs of $5.0 million. See Note 18 “Supplemental Information” in the “Notes to Consolidated Financial Statements.”

Impairment Charges

In 2009, the Company recorded impairment charges of $252.5 million and $9.9 million to reduce the carrying value of goodwill and a trade name, respectively, in the Industrial Products Group. See Note 7 “Goodwill and Other Intangible Assets” in the “Notes to Consolidated Financial Statements.”

Operating Income (Loss)

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

The Industrial Products Group generated a segment operating loss of $239.4 million and segment operating margin of negative 23.4% in 2009 compared to segment operating income of $72.9 million and segment operating margin of 6.9% in 2008 (see Note 19 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). The decline in year-over-year performance was due primarily to the impairment charges and lower gross profit as a result of the revenue decline and unfavorable product mix discussed above. Results in 2009 were negatively impacted by charges totaling $25.6 million in connection with profit improvement initiatives and other items. Results in 2008 were negatively impacted by charges totaling $22.2 million in connection with profit improvement initiatives, the mark-to-market currency adjustments and other items discussed above. The operating results of acquisitions completed in 2008 (primarily CompAir), including the effect of the costs discussed above, reduced 2008 operating income for this segment by approximately $15.5 million, of which approximately $2.5 million related to a non-recurring charge associated with the valuation of the inventory of CompAir at the acquisition date. These reductions to operating income were partially offset by the benefits of operational improvements and cost reductions.

The Engineered Products Group generated segment operating income of $125.7 million and segment operating margin of 16.6% in 2009, compared to $186.9 million and 19.5%, respectively, in 2008 (see Note 19 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). The decline in segment operating income and segment operating margin was due primarily to lower revenue and the resulting loss of volume leverage of fixed and semi-fixed costs as production levels declined and the unfavorable product mix discussed above, partially offset by the benefits of operational improvements and cost reductions. Results in 2009 and 2008 were negatively impacted by charges totaling $21.7 million and $6.4 million, respectively, in connection with profit improvement initiatives and other items.

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

Provision For Income Taxes

The provision for income taxes was $24.9 million in 2009, compared to $67.5 million in 2008. The provision in 2009 included an $8.6 million increase in the valuation allowance against deferred tax assets related to net operating losses recorded in connection with the acquisition of CompAir based on revised financial projections. The provision in 2009 also reflected a benefit for the reversal of deferred tax liabilities totaling $11.6 million associated with a portion of the net goodwill and all of the trade name impairment charges recorded in 2009. Deferred tax liabilities were recorded when the trade name was established. A portion of the goodwill for which the impairment charge was taken was not amortizable for tax purposes and, accordingly, deferred tax liabilities did not arise during the life of the goodwill since no tax amortization was claimed and a corresponding tax benefit did not arise upon impairment of that portion of goodwill. Finally, the provision in 2009 included a $3.6 million credit for the reversal of an income tax reserve and the related interest associated with the completion of a foreign tax examination. The provision in 2008 included incremental taxes of approximately $2.7 million associated with cash repatriation.

Net Income (Loss) Attributable to Gardner Denver

The net loss attributable to Gardner Denver of $165.2 million and diluted loss per share of $3.18 in 2009 compares with net income and DEPS of $166.0 million and $3.12, respectively, in 2008. The decline in net income and DEPS was the net result of the factors affecting operating income (loss), interest expense and the provision for income taxes discussed above. In 2009, impairment charges and the associated reversal of deferred tax liabilities ($250.8 million, after tax), write-off of deferred tax assets ($8.6 million), charges associated with profit improvement initiatives and other items ($34.6 million, after tax), partially offset by the reversal of the income tax reserve and related interest ($3.6 million), resulted in a net reduction in net income and DEPS of approximately $290.4 million and $5.58, respectively. In 2008, charges associated with profit improvement initiatives and other items ($12.7 million, after tax), mark-to-market currency adjustments ($7.0 million, after tax), and incremental income taxes associated with cash repatriation ($2.7 million) reduced net income and diluted earnings per share by approximately $22.4 million and $0.42, respectively.

Outlook

In general, the Company believes that demand for products in its Industrial Products Group tends to correlate with the rate of total industrial capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Capacity utilization rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product around the world. The significant contraction in manufacturing capacity utilization in the U.S. and Europe, which began in 2008, has resulted in lower demand for capital equipment, such as compressor packages, as existing equipment remained idle. The Company believes there have been recent improvements in global capacity utilization rates, which indicate a more positive environment for aftermarket parts and services and replacement opportunities for industrial compressors, but that the improvements have not been sufficient to warrant significant capital investments by manufacturing companies in the U.S. and Europe.

In 2010, orders in the Industrial Products Group increased $184.7 million, or 20%, to $1,129.0 million, compared to $944.3 million in 2009. This increase reflected improvement in demand for OEM products and aftermarket parts and services globally ($185.9 million, or 20%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($1.2 million). Order backlog for the Industrial Products Group increased 10% to $211.7 million as of December 31, 2010 from $193.2 million at December 31, 2009 due primarily to the growth in orders as discussed above ($20.5 million, or 11%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($2.0 million, or 1%). Order backlog for the Industrial Products Group was higher in most geographic regions as of December 31, 2010 compared to December 31, 2009.

Orders in the Engineered Products Group increased 49% to $932.6 million in 2010, compared to $626.0 million in 2009, due to accelerating demand for drilling and well servicing pumps, and strong demand for engineered packages for infrastructure investments, loading arms and OEM products ($301.1 million, or 48%) and the acquisition of ILMVAC ($7.7 million, or 1%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($2.2 million). Order backlog for the Engineered Products Group increased 69% to $341.8 million as of December 31, 2010 from $202.0 million at December 31, 2009 due primarily to the growth in orders as discussed above ($141.1 million, or 70%) and the acquisition of ILMVAC ($2.2 million, or 1%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($3.5 million, or 2%). Orders for products in the Engineered Products Group have historically corresponded to demand for petrochemical products and been influenced by prices for oil and natural gas, and rig count, among other factors, which the Company cannot predict. Revenues for Engineered Products depend more on existing backlog levels than revenues for Industrial Products. Many of these products are used in process applications, such as oil and gas refining and chemical processing, which are industries that typically experience increased demand very late in economic cycles.

Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, order backlog is not necessarily indicative of future revenue levels.

During 2008, 2009 and 2010, the Company completed cost reduction and restructuring initiatives in connection with the integration of CompAir, which was acquired in the fourth quarter of 2008, and to mitigate, to the greatest extent possible, the significant decline in global demand and eliminate excess capacity that resulted from operational improvements. During this period, the Company closed eight manufacturing or assembly sites, transferring their activities into existing locations, and reduced its global workforce by approximately 27%. In 2010, the Company began to realize the improved manufacturing flexibility, lead time, and operating margins resulting from these initiatives, and expects that the full impact of these benefits will be realized beginning in 2011.

The Company expects gradual improvements in capacity utilization to drive demand for its Industrial Products and services, including some replacement opportunities for industrial compressors and blowers. As a result of its expectation for gradual economic improvement in developed markets, the Company anticipates revenues for its Industrial Products to grow in 2011, but remains cautious in its outlook. The Company’s current outlook assumes that demand for drilling pumps, well servicing equipment and OEM compressors will remain strong in 2011.

Liquidity and Capital Resources

Operating Working Capital

Net working capital (defined as total current assets less total current liabilities) increased to $468.9 million at December 31, 2010 from $395.0 million at December 31, 2009. Operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $26.3 million to $289.0 million at December 31, 2010 from $262.7 million at December 31, 2009 due to higher accounts receivable and inventory levels, partially offset by higher accounts payable and accrued liabilities. Inventory increased $15.4 million, excluding the effect of changes in foreign currency exchange rates and acquisitions, in 2010, due to the growth in orders and backlog discussed above, in particular for petroleum products, and the delayed shipment of loading arm orders originally scheduled for the fourth quarter of 2010. Inventory turns improved to 5.8 times in 2010 compared to 5.4 times in 2009, due primarily to manufacturing velocity improvements realized from the completion of lean manufacturing initiatives. Excluding the effect of changes in foreign currency exchange rates and acquisitions, accounts receivable increased $43.8 million during 2010 due primarily to year over year revenue growth in the fourth quarter. Days sales in receivables declined to 64 at December 31, 2010 from 67 at December 31, 2009 due primarily to improved collections. The increase in accounts payable and accrued liabilities reflected higher production levels, an increase in customer advance payments, and higher accrued compensation, benefits and income taxes, partially offset by lower accrued restructuring costs.

Net working capital declined to $395.0 million at December 31, 2009 from $460.2 million at December 31, 2008. Operating working capital declined $49.8 million to $262.7 million at December 31, 2009 from $312.5 million at December 31, 2008 due to reduced accounts receivable and inventory levels, partially offset by lower accounts payable and accrued liabilities. Inventory reductions generated $67.5 million in cash flows in 2009. Inventory turns improved to 5.4 times in 2009 compared to 5.1 times in 2008, due primarily to the inventory reduction achieved through manufacturing velocity improvements realized from the completion of certain lean manufacturing initiatives, partially offset by the significant decline in cost of goods sold as a result of the reduced volume leverage. Excluding the effect of changes in foreign currency exchange rates, accounts receivable declined $72.1 million during 2009 due primarily to lower revenue. Days sales in receivables declined to 67 at December 31, 2009 from 68 at December 31, 2008. The decrease in accounts payable and accrued liabilities reflected reduced production levels, a reduction in customer advance payments and lower accrued compensation and benefits.

Cash Flows

Cash provided by operating activities of $202.2 million in 2010 decreased $9.1 million, or 4%, from $211.3 million in 2009. Higher earnings (excluding non-cash charges for depreciation and amortization, impairment charges and unrealized foreign currency transaction gains) were offset by increased cash used for operating working capital. Operating working capital used cash of $22.6 million in 2010. Cash used in accounts receivable of $43.8 million reflected year over year revenue growth during the fourth quarter, offset by improved collections. Cash used by inventory of $15.4 million in 2010 reflected the growth in orders and backlog discussed above, in particular for petroleum products, and the delayed shipment of loading arm orders originally scheduled for the fourth quarter of 2010. These increases were largely offset by continued improvements in manufacturing velocity. Cash inflows from accounts payable and accrued liabilities of $36.7 million in 2010 was the result of an increase in customer advance payments and higher accrued compensation, benefits and income taxes, partially offset by cash payments under the Company’s restructuring plans. Cash provided by operating activities of $211.3 million in 2009 decreased $66.5 million from $277.8 million in 2008. This decline was primarily due to lower earnings (excluding non-cash charges for the impairment of intangible assets, depreciation and amortization and unrealized foreign currency transaction losses), partially offset by cash generated from operating working capital. Operating working capital generated cash of $49.7 million in 2009 compared to $24.0 million in 2008. Cash provided by accounts receivable of $72.1 million in 2009 compares with $9.5 million in 2008. In 2009, collections of accounts receivable exceeded additions due to the lower sales levels. Cash provided by inventories of $67.5 million in 2009 represented a $32.4 million improvement over $35.1 million in 2008. This improvement reflected increased manufacturing velocity realized from the completion of certain lean manufacturing initiatives and inventory reductions attributable to volume declines. Cash outflows from accounts payable and accrued liabilities were $89.9 million in 2009 compared to $20.6 million in 2008. The year over year change primarily reflected reduced production levels, fewer customer advance payments in 2009 than in 2008 and lower payments accrued under the Company’s incentive compensation plans for fiscal 2009 compared to 2008.

Net cash used in investing activities of $42.5 million, $41.7 million and $394.4 million in 2010, 2009 and 2008, respectively, included capital expenditures on assets intended to increase operating efficiency and flexibility, support acquisition integration initiatives and bring new products to market. Capital expenditures in 2009 included the purchase of a facility leased by a subsidiary acquired in the CompAir acquisition. The Company currently expects capital expenditures to total approximately $45 million to $50 million in 2011. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future. Cash paid in business combinations (net of cash acquired) reflected the acquisition of ILMVAC ($12.1 million) in 2010 and the acquisitions of CompAir ($349.7 million) and Best Aire ($6.0 million) in 2008.

Net cash used in financing activities of $110.9 million in 2010 consisted of net repayments of short-term and long-term borrowings of $72.7 million, purchases under the Company’s share repurchase program of $49.4 million, including commissions, and payment of cash dividends of $10.5 million, partially offset by proceeds from stock option exercises of $19.6 million. Net cash used in financing activities of $188.2 million in 2009 consisted primarily of net repayments of short-term and long-term borrowings totaling $188.0 million, proceeds from stock option exercises of $3.8 million and payment of the Company’s first quarterly cash dividend of $2.6 million in the fourth quarter. Net cash provided by financing activities of $155.6 million in 2008 consisted primarily of net borrowings under the Company’s credit agreements and proceeds from stock option exercises, partially offset by purchases under the Company’s share repurchase program and debt issuance costs of $8.9 million associated with a credit agreement entered into with a syndicate of lenders on September 19, 2008 (“the 2008 Credit Agreement”). Net proceeds from the Company’s credit facilities of $247.0 million reflected initial borrowings totaling approximately $622.0 million under the 2008 Credit Agreement as discussed below, retirement of the outstanding balances under its 2005 Credit Agreement of approximately $168.0 million, and other net repayments of short-term and long-term borrowings of approximately $207.0 million.

On November 16, 2009, the Company declared its first quarterly dividend of $0.05 per common share, paid on December 10, 2009, to stockholders of record as of November 23, 2009. Four quarterly dividends of $0.05 per common share were paid in 2010. The Company currently intends to continue paying quarterly dividends, but can make no assurance that such dividends will be paid in the future since payment is dependent upon, among other factors, the Company’s future earnings, cash flows, capital requirements, debt covenants, general financial condition and general business conditions.

In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. During the year ended December 31, 2010, the Company repurchased approximately 823 thousand shares under this program at a total cost, excluding commissions, of approximately $48.5 million. No shares were repurchased under this program in 2008 and 2009. In November 2007, the Company’s Board of Directors authorized a share repurchase program to acquire up to 2.7 million shares of the Company’s outstanding common stock. This program replaced a previous program authorized in October 1998. During the year ended December 31, 2008, the Company repurchased all 2.7 million shares at a total cost, excluding commissions, of approximately $100.4 million. All common stock acquired is held as treasury stock and available for general corporate purposes.

Liquidity

The Company’s debt to total capital ratio (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 19.5% as of December 31, 2010 compared to 25.5% as of December 31, 2009. This decrease primarily reflects a $76.6 million net decrease in borrowings between these two dates.

The Company’s primary cash requirements include working capital, capital expenditures, principal and interest payments on indebtedness, cash dividends on its common stock, selective acquisitions and any stock repurchases. The Company’s primary sources of funds are its ongoing net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At December 31, 2010, the Company had cash and cash equivalents of $157.0 million, of which $2.8 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments. The Company also had $295.2 million of unused availability under its Revolving Line of Credit at December 31, 2010. Based on the Company’s financial position at December 31, 2010 and its pro-forma results of operations for the twelve months then ended, the unused availability under its Revolving Line of Credit would not have been limited by the financial ratio covenants in the 2008 Credit Agreement (as described below).

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

The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25% with respect to floating rate loans. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s consolidated total debt to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. The applicable margin percentage over LIBOR was adjusted down during the third quarter of 2010. At December 31, 2010, the applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.0% with respect to the term loans and 1.65% with respect to loans under the Revolving Line of Credit, and the applicable margin percentage over the base rate was 0.75% with respect to floating rate loans.

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

The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of December 31, 2010, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.

The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.

The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $15.0 million, $25.4 million and $34.6 million in fiscal years 2011 through 2013, respectively. The Euro Term Loan requires quarterly principal payments aggregating approximately €9.8 million, €16.5 million and €22.5 million in fiscal years 2011 through 2013, respectively.

The Revolving Line of Credit also matures on October 15, 2013. Loans under this facility may be denominated in USD or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement.

The Company issued $125.0 million of 8% Senior Subordinated Notes (the “Notes”) in 2005. The Notes have a fixed annual interest rate of 8% and are guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). The Company may redeem all or a part of the Notes issued under the Indenture among the Company, the Guarantors and The Bank of New York Trust Company, N.A. (the “Indenture”) at varying redemption prices, plus accrued and unpaid interest. On or after May 1, 2011, the Company may redeem all or a part of the Notes upon not less than 30 nor more than 60 days notice, at 100% of the principal amount thereof plus accrued and unpaid interest. The Company may also repurchase Notes from time to time in open market purchases or privately negotiated transactions. Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding at 101% of the principal amount thereof plus accrued and unpaid interest. The Indenture contains events of default and affirmative, negative and financial covenants customary for such financings, including, among other things, limits on incurring additional debt and restricted payments. As of December 31, 2010, the Company was in compliance with each of the financial covenants under the Notes.

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

Contractual Obligations and Commitments

The following table and accompanying disclosures summarize the Company’s significant contractual obligations at December 31, 2010, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payments Due by Period
(Dollars in millions)		Less than			More than
Contractual Cash Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years

Debt	$280.2	36.2	240.4	0.8	2.8
Estimated interest payments(1)	50.9	18.2	26.5	2.5	3.7
Capital leases	7.7	1.0	1.0	0.7	5.0
Operating leases	92.0	26.8	33.2	15.3	16.7
Purchase obligations(2)	286.6	280.2	6.4	—	—

Total	$717.4	362.4	307.5	19.3	28.2

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of December 31, 2010. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.

Total pension and other postretirement benefit liabilities recognized on the consolidated balance sheet as of December 31, 2010 were $95.3 million and represented the unfunded status of the Company’s defined benefit plans at the end of 2010. Total pension and other postretirement benefit liabilities were $110.6 million at December 31, 2009. The total pension and other postretirement benefit liability is included in the consolidated balance sheet line items accrued liabilities, postretirement benefits other than pensions and other liabilities. Because this liability is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plan assets, it does not represent expected liquidity needs. Accordingly, the Company did not include this liability in the “Contractual Cash Obligations” table.

The Company funds its U.S. qualified pension plans in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions and expects to contribute a total of approximately $5.0 million to its U.S. qualified pension plans during 2011. Furthermore, the Company expects to contribute a total of approximately $1.5 million to its postretirement health care benefit plans during 2011. Future contributions are dependent upon various factors including the performance of the plan assets, benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included in the “Contractual Cash Obligations” table. The Company generally expects to fund all future contributions with cash flows from operating activities.

The Company’s non-U.S. pension plans are funded in accordance with local laws and income tax regulations. The Company expects to contribute a total of approximately $5.8 million to its non-U.S. qualified pension plans during 2011. No amounts have been included in the “Contractual Cash Obligations” table due to the same reasons noted above.

Disclosure of amounts in the “Contractual Cash Obligations” table regarding expected benefit payments in future years for the Company’s pension plans and other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. The Company currently anticipates the annual benefit payments for the U.S. plans to be in the range of approximately $5.5 million to $6.5 million in 2011 and to gradually decrease to an annual level of approximately $5.0 million for the next several years, and the annual benefit payments for the non-U.S. plans to be in the range of approximately $6.5 million to $7.5 million in 2011 and to gradually increase to an annual level in the range of $9.0 million to $10.0 million for the next several years.

As of December 31, 2010, the Company had approximately $4.5 million of liabilities for uncertain tax positions. These unrecognized tax benefits have been excluded from the “Contractual Cash Obligations” table due to uncertainty as to the amounts and timing of settlement with taxing authorities.

Net deferred income tax liabilities were $27.5 million as of December 31, 2010. This amount is not included in the “Contractual Cash Obligations” table because the Company believes this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.

In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of December 31, 2010, the Company had $73.1 million in such instruments outstanding and had pledged $2.8 million of cash to the issuing financial institutions as collateral for such instruments.

Contingencies

The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of its size and sector. In addition, due to the bankruptcies of several asbestos manufacturers and other primary defendants, among other things, the Company has been named as a defendant in a number of asbestos personal injury lawsuits. The Company has also been named as a defendant in a number of silica personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the Company is one of approximately 25 or more named defendants. In the Company’s experience to date, the substantial majority of the plaintiffs have not suffered an injury for which the Company bears responsibility.

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

The Company believes that the pending and future asbestos and silica lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, due to inherent uncertainties of litigation and because future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case, or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome, there can be no assurance that the resolution of pending or future lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, the Company was only a small contributor to these waste sites, and the Company has, or is attempting to negotiate, de minimis settlements for their cleanup. The cleanup of the remaining sites is substantially complete and the Company’s future obligations entail a share of the sites’ ongoing operating and maintenance expense.

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

Critical Accounting Policies and Estimates

Management has evaluated the accounting policies used in the preparation of the Company’s financial statements and related notes and believes those policies to be reasonable and appropriate. The Company’s significant accounting policies are described in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” Certain of these accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates are described below. Management believes that the amounts recorded in the Company’s financial statements related to these areas are based on its best judgments and estimates, although actual results could differ materially under different assumptions or conditions.

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

Inventory

Inventories, which consist primarily of raw materials and finished goods, are carried at the lower of cost or market value. Fixed manufacturing overhead is allocated to the cost of inventory based on the normal capacity of production facilities. Unallocated overhead during periods of abnormally low production levels is recognized as cost of sales in the period in which it is incurred. As of December 31, 2010, $188.6 million (78%) of the Company’s inventory is accounted for on a first-in, first-out (FIFO) basis and the remaining $52.9 million (22%) is accounted for on a last-in, first-out (LIFO) basis. The Company establishes inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions.

Goodwill and Indefinite-lived Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Intangible assets, including goodwill, are assigned to the Company’s operating segments based upon their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 25 years. In accordance with FASB ASC 350, Intangibles — Goodwill and Other, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of a reporting unit below its aggregate carrying value. The Company performs the impairment test of the carrying values of its goodwill and indefinite-lived intangible assets at the reporting unit level as of June 30.

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

In performing its goodwill impairment test, the Company determined the estimated fair value of each reporting unit utilizing the income approach model. This approach makes use of unobservable factors, and the key assumptions that impact the calculation of fair value include the Company’s estimates of the projected revenues, cash flows and a discount rate applied to such cash flows. In developing projected revenues and cash flows, the Company considered available information including, but not limited to, its short- term internal forecasts, historical results, anticipated impact of implemented restructuring initiatives, and its expectations about the depth and duration of the current economic downturn. In addition, the Company forecasted sales growth to trend down to an inflationary growth rate of 3% per annum by 2018 and beyond. The determination of the discount rate was based on the weighted-average cost of capital with the cost of equity determined using the capital asset pricing model (“CAPM”). The CAPM uses assumptions such as a risk-free rate, a stock-beta adjusted risk premium and a size premium. These assumptions were derived from publicly available information and, therefore, the Company believes its assumptions are reflective of the assumptions made by market participants. Additionally, the market approach was used to provide market evidence supporting the Company’s overall enterprise value and corroborate the reasonableness of the consolidated fair value of equity derived under the income approach as compared to the Company’s market capitalization, inclusive of an estimated overall control premium.

The Company completed its annual impairment test of the carrying values of its goodwill and indefinite-lived intangible assets as of June 30, 2010 and concluded that there was no impairment.

In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment testing, the Company applied a hypothetical 10% decrease to the fair value of each reporting unit, which it believes represented a reasonably possible change at the time of the test. This hypothetical 10% decrease did not change the results of the Company’s annual impairment testing.

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

Stock-Based Compensation

The Company accounts for share-based payment awards in accordance with FASB ASC 718, Compensation — Stock Compensation. Share-based payment expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period (generally the vesting period of the award). Determination of the fair values of share-based payment awards at grant date requires judgment, including estimating the expected term of the relevant share-based awards and the expected volatility of the Company’s stock. Additionally, management must estimate the amount of share-based awards that are expected to be forfeited. The expected term of share-based awards represents the period of time that the share-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. The expected volatility is based on the historical volatility of the Company’s stock over the expected term of the award. Expected forfeitures are based on historical experience and have not fluctuated significantly during the past three fiscal years.

Pension and Other Postretirement Benefits

Gardner Denver sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. In determining these assumptions, the Company consults with outside actuaries and other advisors. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2010 and 2009 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost. Actuarial valuations associated with the Company’s pension plans at December 31, 2010 used a weighted average discount rate of 5.68% and an expected rate of return on plan assets of 7.39%. A 0.5% decrease in the discount rate would increase annual pension expense by approximately $1.1 million. A 0.5% decrease in the expected return on plan assets would increase the Company’s annual pension expense by approximately $0.9 million. Please refer to Note 10 “Benefit Plans” in the “Notes to Consolidated Financial Statements” for disclosures related to Gardner Denver’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

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

Loss Contingencies

Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of the potential loss. The most significant contingencies impacting the Company’s financial statements are those related to product warranty, personal injury lawsuits, environmental remediation and the resolution of matters related to open tax years. See Note 1 “Summary of Significant Accounting Policies,” Note 13 “Income Taxes” and Note 17 “Contingencies” in the “Notes to Consolidated Financial Statements.”

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

Restructuring Charges

The Company accounts for costs incurred in connection with the closure and consolidation of facilities and functions in accordance with FASB ASC 420, Exit or Disposal Cost Obligations; FASB ASC 712, Compensation — Nonretirement Postemployment Benefits; FASB ASC 360-10-05-4; FASB ASC 805, Business Combinations (“FASB ASC 805”); and Emerging Issues Task Force (“EITF”) No. 95-3 (superseded by FASB ASC 805). Such costs include employee termination benefits (one-time arrangements and benefits attributable to prior service);

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

Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of December 31, 2010 and 2009, are summarized in Note 15 “Hedging Activities, Derivative Instruments and Credit Risk” in the “Notes to Consolidated Financial Statements.”

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

Interest Rate Risk

The Company’s exposure to interest rate risk results primarily from its borrowings of $287.9 million at December 31, 2010. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. The interest rates on approximately 73% of the Company’s borrowings were effectively fixed as of December 31, 2010. If the relevant LIBOR amounts for all of the Company’s borrowings had been 100 basis points higher than actual in 2010, the Company’s interest expense would have increased by $1.0 million.

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

The Company is exposed to the impacts of changes in currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD. Of the Company’s total net assets of $1,189.7 million at December 31, 2010, approximately $939.1 million was denominated in currencies other than the USD. Borrowings by the Company’s non-U.S. subsidiaries at December 31, 2010 totaled $20.8 million, and the Company’s consolidated borrowings denominated in currencies other than the USD totaled $86.0 million. Fluctuations due to changes in currency exchange rates in the value of non-USD borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.

The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At December 31, 2010, the notional amount of open forward currency contracts was $113.9 million and their aggregate fair value was a liability of $1.2 million.

To illustrate the impact of currency exchange rates on the Company’s financial results, the Company’s 2010 operating income would have decreased by approximately $14.5 million if the USD had been 10% more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Gardner Denver, Inc.:

We have audited the accompanying consolidated balance sheets of Gardner Denver, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gardner Denver, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

KPMG LLP
St. Louis, Missouri
February 25, 2011

Consolidated Statements of Operations

GARDNER DENVER, INC.

Years ended December 31
(Dollars in thousands except per share amounts)

	2010	2009	2008

Revenues	$1,895,104	1,778,145	2,018,332
Cost of sales	1,268,696	1,227,532	1,380,042

Gross profit	626,408	550,613	638,290
Selling and administrative expenses	369,482	356,210	348,577
Other operating expense, net	4,516	45,673	29,983
Impairment charges	—	262,400	—

Operating income (loss)	252,410	(113,670)	259,730
Interest expense	23,424	28,485	25,483
Other income, net	(2,865)	(3,761)	(750)

Income (loss) before income taxes	231,851	(138,394)	234,997
Provision for income taxes	56,897	24,905	67,485

Net income (loss)	174,954	(163,299)	167,512
Less: Net income attributable to noncontrolling interests	1,992	1,886	1,531

Net income (loss) attributable to Gardner Denver	$172,962	(165,185)	165,981

Net earnings (loss) per share attributable to Gardner Denver common stockholders
Basic earnings (loss) per share	$3.31	(3.18)	3.16

Diluted earnings (loss) per share	$3.28	(3.18)	3.12

Cash dividends declared per common share	$0.20	0.05	—

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

GARDNER DENVER, INC.

December 31
(Dollars in thousands except per share amounts)

	2010	2009

Assets
Current assets:
Cash and cash equivalents	$157,029	109,736
Accounts receivable, net	369,860	326,234
Inventories, net	241,485	226,453
Deferred income taxes	34,628	30,603
Other current assets	25,535	25,485

Total current assets	828,537	718,511

Property, plant and equipment, net	286,563	306,235
Goodwill	571,796	578,014
Other intangibles, net	289,588	314,410
Other assets	50,614	21,878

Total assets	$2,027,098	1,939,048

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$37,228	33,581
Accounts payable	112,328	94,887
Accrued liabilities	210,044	195,062

Total current liabilities	359,600	323,530

Long-term debt, less current maturities	250,682	330,935
Postretirement benefits other than pensions	13,678	15,269
Deferred income taxes	62,157	67,799
Other liabilities	151,308	137,506

Total liabilities	837,425	875,039

Gardner Denver stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,181,335 and 52,191,675 shares outstanding at December 31, 2010 and 2009, respectively	595	586
Capital in excess of par value	591,988	558,733
Retained earnings	705,699	543,272
Accumulated other comprehensive income	61,425	82,514
Treasury stock at cost; 7,268,653 and 6,438,993 shares at December 31, 2010 and 2009, respectively	(182,544)	(132,935)

Total Gardner Denver stockholders’ equity	1,177,163	1,052,170
Noncontrolling interests	12,510	11,839

Total stockholders’ equity	1,189,673	1,064,009

Total liabilities and stockholders’ equity	$2,027,098	1,939,048

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

GARDNER DENVER, INC.

Years ended December 31
(Dollars and shares in thousands)

	2010	2009	2008

Number of Common Shares Issued
Balance at beginning of year	58,631	58,255	57,305
Stock issued for benefit and stock compensation plans	819	376	950

Balance at end of year	59,450	58,631	58,255

Common Stock
Balance at beginning of year	$586	583	573
Stock issued for benefit and stock compensation plans	9	3	10

Balance at end of year	$595	586	583

Capital in Excess of Par Value
Balance at beginning of year	$558,733	545,671	515,940
Stock issued for benefit and stock compensation plans	23,485	7,716	15,822
Stock-based compensation	9,770	5,346	13,909

Balance at end of year	$591,988	558,733	545,671

Retained Earnings
Balance at beginning of year	$543,272	711,065	545,084
Net income (loss)	172,962	(165,185)	165,981
Cash dividends declared; $0.20 and $0.05 per common share in 2010 and 2009, respectively	(10,535)	(2,608)	—

Balance at end of year	$705,699	543,272	711,065

Accumulated Other Comprehensive Income
Balance at beginning of year	$82,514	72,407	127,807
Foreign currency translation adjustments, net	(65,291)	21,229	(8,703)
Unrecognized (loss) gain on cash flow hedges, net of tax	(683)	(250)	110
Foreign currency gain (loss) on investment in foreign subsidiaries	40,414	1,663	(34,199)
Pension and other postretirement prior service cost and actuarial gain or loss, net of tax	4,471	(12,535)	(12,608)

Balance at end of year	$61,425	82,514	72,407

Treasury Stock
Balance at beginning of year	$(132,935)	(130,839)	(29,894)
Purchases of treasury stock	(49,261)	(73)	(100,901)
Deferred compensation	(348)	(2,023)	(44)

Balance at end of year	$(182,544)	(132,935)	(130,839)

Total Gardner Denver Stockholders’ Equity	$1,177,163	1,052,170	1,198,887

Noncontrolling Interests
Balance at beginning of year	$11,839	10,856	2,269
Net income	1,992	1,886	1,531
Dividends to minority stockholders	(997)	(1,656)	(1,258)
Foreign currency translation adjustments, net	(324)	753	(461)
Business combinations	—	—	8,775

Balance at end of year	$12,510	11,839	10,856

Total Stockholders’ Equity	$1,189,673	1,064,009	1,209,743

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

GARDNER DENVER, INC.

Years ended December 31
(Dollars in thousands)

	2010	2009	2008

Comprehensive Income (Loss) Attributable to Gardner Denver
Net income (loss) attributable to Gardner Denver	$172,962	(165,185)	165,981
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(65,291)	21,229	(8,703)
Unrecognized (loss) gain on cash flow hedges, net	(683)	(250)	110
Foreign currency gain (loss) on investment in foreign subsidiaries	40,414	1,663	(34,199)
Pension and other postretirement prior service cost and gain or loss, net	4,471	(12,535)	(12,608)

Total other comprehensive (loss) income, net of tax	(21,089)	10,107	(55,400)

Comprehensive income (loss) attributable to Gardner Denver	$151,873	(155,078)	110,581

Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$1,992	1,886	1,531
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(324)	753	(461)

Total other comprehensive (loss) income, net of tax	(324)	753	(461)

Comprehensive income attributable to noncontrolling interests	1,668	2,639	1,070

Total Comprehensive Income (Loss)	$153,541	(152,439)	111,651

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

GARDNER DENVER, INC.

Years ended December 31
(Dollars in thousands)

	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$174,954	(163,299)	167,512
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,248	68,731	61,484
Impairment charges	—	262,400	—
Foreign currency transaction (gain) loss, net	(2,047)	457	10,622
Net loss on asset dispositions	2,114	1,255	608
LIFO liquidation income	(754)	(297)	(569)
Stock issued for employee benefit plans	3,719	3,954	4,732
Stock-based compensation expense	6,398	2,980	4,500
Excess tax benefits from stock-based compensation	(3,195)	(479)	(8,523)
Deferred income taxes	(8,756)	(8,227)	(4,264)
Changes in assets and liabilities:
Receivables	(43,845)	72,056	9,463
Inventories	(15,418)	67,498	35,058
Accounts payable and accrued liabilities	36,705	(89,918)	(20,570)
Other assets and liabilities, net	(7,875)	(5,800)	17,746

Net cash provided by operating activities	202,248	211,311	277,799

Cash flows from investing activities:
Capital expenditures	(33,039)	(42,766)	(41,047)
Net cash paid in business combinations	(12,142)	(81)	(356,506)
Disposals of property, plant and equipment	2,681	1,187	2,236
Other	—	(2)	912

Net cash used in investing activities	(42,500)	(41,662)	(394,405)

Cash flows from financing activities:
Principal payments on short-term borrowings	(24,866)	(33,466)	(66,940)
Proceeds from short-term borrowings	26,913	25,018	64,920
Principal payments on long-term debt	(82,808)	(231,725)	(628,068)
Proceeds from long-term debt	8,034	52,169	877,130
Proceeds from stock option exercises	19,565	3,751	11,099
Excess tax benefits from stock-based compensation	3,195	479	8,523
Purchase of treasury stock	(49,400)	(867)	(100,919)
Debt issuance costs	—	(166)	(8,891)
Cash dividends paid	(10,499)	(2,608)	—
Other	(992)	(760)	(1,258)

Net cash (used in) provided by financing activities	(110,858)	(188,175)	155,596

Effect of exchange rate changes on cash and cash equivalents	(1,597)	7,527	(11,177)

Increase (decrease) in cash and cash equivalents	47,293	(10,999)	27,813
Cash and cash equivalents, beginning of year	109,736	120,735	92,922

Cash and cash equivalents, end of year	$157,029	109,736	120,735

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services under the provisions of U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Accordingly, revenue is recognized only when a firm sales agreement is in place, delivery has occurred or services have been rendered and collectability of the fixed or determinable sales price is reasonably assured. These criteria are usually met at the time of product shipment. Service revenue is earned and recognized when services are performed and collection is reasonably assured and is not material to any period presented. The Company’s revenue recognition policy does not vary among its various marketing venues, including independent distributors, sales representatives and original equipment manufacturers (“OEM”).

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

Cash and Cash Equivalents

Cash and equivalents are highly liquid investments primarily consisting of demand deposits. Cash and cash equivalents have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. As of December 31, 2010, cash of $2.8 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company and its subsidiaries.

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

Inventories

Inventories, which consist primarily of raw materials and finished goods, are carried at the lower of cost or market value. Fixed manufacturing overhead is allocated to the cost of inventory based on the normal capacity of production facilities. Unallocated overhead during periods of abnormally low production levels is recognized as cost of sales in the period in which it is incurred. As of December 31, 2010, $188.6 million (78%) of the Company’s inventory is accounted for on a first-in, first-out (FIFO) basis and the remaining $52.9 million (22%) is accounted for on a last-in, first-out (LIFO) basis. The Company establishes inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. Shipping and handling costs are classified as a component of cost of sales in the Consolidated Statements of Operations.

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

Goodwill and Indefinite-lived Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Intangible assets, including goodwill, are assigned to the Company’s operating segments based upon their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 25 years. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles — Goodwill and Other (“FASB ASC 350”), intangible assets deemed to have indefinite lives and goodwill are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of a reporting unit below its aggregate carrying value. The Company performs the impairment test of the carrying values of its goodwill and indefinite-lived intangible assets at the reporting unit level during the third quarter of each fiscal year using balances as of June 30.

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

Stock-Based Compensation

The Company accounts for share-based payment awards in accordance with FASB ASC 718, Compensation — Stock Compensation (“FASB ASC 718”). Share-based payment expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period (generally the vesting period of the award). Determination of the fair values of share-based payment awards at grant date requires judgment, including estimating the expected term of the relevant share-based awards and the expected volatility of the Company’s stock. Additionally, management must estimate the amount of share-based awards that are expected to be forfeited. The expected term of share-based awards represents the period of time that the share-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. The expected volatility is based on the historical volatility of the Company’s stock over the expected term of the award. Expected forfeitures are based on historical experience and have not fluctuated significantly during the past three fiscal years.

Pension and Other Postretirement Benefits

Gardner Denver sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. In determining these assumptions, the Company consults with outside actuaries and other advisors. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2010 and 2009 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost. See Note 10 “Benefit Plans” for disclosures related to Gardner Denver’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

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

In accordance certain provisions of FASB ASC 740 Income Taxes, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The Company believes that its income tax liabilities, including related interest, are adequate in relation to the potential for additional tax assessments. There is a risk, however, that the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in income tax expense and, therefore, could have a material impact on the Company’s tax provision, net income and cash flows. The Company reviews its liabilities quarterly, and may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new cases law, negotiations between tax authorities of different countries concerning transfer prices, the resolution of audits, or the expiration of statutes of limitations. Adjustments are most likely to occur in the year during which major audits are closed.

Research and Development

During the years ended December 31, 2010, 2009, and 2008, the Company spent approximately $35.9 million, $36.0 million, and $38.7 million, respectively on research activities relating to the development of new products and the improvement of existing products. All such expenditures were funded by the Company and were expensed as incurred.

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

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), consisting of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations, (ii) unrealized gains and losses on hedges of net investments in foreign operations, (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes, and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 12 “Accumulated Other Comprehensive Income.”

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

With respect to certain restructuring charges for which the Company expects to receive funding from government grants, such charges are reduced by the amount of anticipated funding in accordance with International Accounting Standard No. 20.

Note 2:	New Accounting Standards

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This update requires the following new disclosures: (i) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and (ii) a reconciliation for fair value measurements using significant unobservable inputs (Level 3), including separate information about purchases, sales, issuance, and settlements. The update also clarifies existing requirements about fair value measurement disclosures and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the reconciliation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. See Note 16 “Fair Value Measurements” for the disclosures required by ASU 2010-06. Adoption of this guidance had no effect on the Company’s results of operations, financial position and cash flows.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09, among other provisions, eliminates the requirement to disclose the date through which subsequent events have been evaluated, and was adopted by the Company in the first quarter of 2010.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies (“FSP No. 141(R)-1”). FSP No. 141(R)-1 amends guidance in FASB ASC 805 on the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. An asset acquired or a liability assumed in a business combination arising from a contingency should be recognized at its fair value provided that fair value can be reasonably determined during the measurement period. If the acquisition-date fair value cannot be determined within the measurement period, and it is not possible to estimate its amount, an asset or liability should not be recognized as of the acquisition date. In subsequent periods, the asset or liability arising from a contingency should be accounted for in accordance with other applicable GAAP. Subsequent measurement and accounting for pre-acquisition contingent assets or liabilities must be in accordance with a systematic and rational basis. Contingent consideration arrangements should be subsequently accounted for pursuant to the requirements of FASB ASC 805, that is, the asset or liability should be remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings. FSP No. 141(R)-1 applies to business combinations occurring in annual reporting periods beginning on or after December 15, 2008, and was effective for the Company in 2010 in connection with the acquisition of ILMVAC GmbH (“ILMVAC”). Adoption of FSP No. 141(R)-1 did not have a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). It updates the existing multiple-element revenue arrangements guidance currently included under FASB ASC 605-25, Revenue Recognition, Multiple-Element Arrangements. The revised guidance primarily provides two significant changes: (i) eliminates the need for objective and reliable evidence of fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (ii) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company does not currently expect that the adoption of this standard in 2011 will have a significant effect on its consolidated financial statements and related disclosures.

EITF 10-A, Intangibles-Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“EITF 10-A”) modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying values. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that impairment exists, an entity should consider whether there are any adverse qualitative factors in accordance with the guidance contained in FASB ASC 350. EITF 10-A is effective for the Company beginning in the first quarter of 2011. The impact of adoption on the Company’s financial statements is contingent upon the future carrying value of the Company’s reporting units and the likelihood of impairment.

Note 3:	Restructuring

In 2008, 2009 and 2010, the Company finalized and announced restructuring plans designed to address (i) rationalization of the Company’s manufacturing footprint, (ii) slowing global economic growth and the resulting deterioration in the Company’s end markets, (iii) integration of CompAir Holdings Limited (“CompAir”) into its existing operations and (iv) additional cost reductions and margin improvement initiatives. These plans included the closure and consolidation of manufacturing facilities in Europe and the U.S., and various voluntary and involuntary employee termination and relocation programs. Execution of these plans was substantively completed during 2010. Charges recorded in connection with these plans in accordance with FASB ASC 420 and FASB ASC 712 are included in “Other operating expense, net” in the Consolidated Statements of Operations, and are summarized for the fiscal years ended December 31 by reportable segment as follows:

	Industrial	Engineered
	Products	Products
	Group	Group	Total

2008	$8,486	2,620	11,106
2009	25,791	20,335	46,126
2010	3,687	(1,491)	2,196

Total	$37,964	21,464	59,428

In 2009 and 2010, the Company recorded charges totaling approximately $8.6 million in connection with the consolidation of certain U.S. operations, the cost of which is being funded by a state grant. The anticipated amount of the grant was recorded as a reduction to the associated charges and the establishment of a current receivable. To date, the Company has received funding of approximately $8.5 million. If the Company does not maintain certain employment and payroll levels specified in the grant over a ten-year period, it will be obligated to return a portion of the grant to the state on a pro-rata basis. Any such amounts that may be returned to the state will be charged to operating income when identified. The Company currently expects to meet the required employment and payroll levels.

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

	Termination
	Benefits	Other	Total

Balance at December 31, 2007	$1,119	323	1,442
Charged to expense	10,079	1,027	11,106
Acquisition purchase price allocation	7,455	1,446	8,901
Paid	(4,321)	(367)	(4,688)
Other, net (primarily foreign currency translation)	(698)	(64)	(762)

Balance at December 31, 2008	$13,634	2,365	15,999
Charged to expense	40,134	5,992	46,126
Acquisition purchase price allocation	1,556	584	2,140
Paid	(40,711)	(5,526)	(46,237)
Other, net (primarily foreign currency translation)	2,712	240	2,952

Balance at December 31, 2009	$17,325	3,655	20,980
Charged to expense	711	1,485	2,196
Paid	(10,246)	(3,627)	(13,873)
Other, net (primarily foreign currency translation)	(3,197)	(63)	(3,260)

Balance at December 31, 2010	$4,593	1,450	6,043

Note 4:	Allowance for Doubtful Accounts

The allowance for doubtful trade accounts receivable as of December 31, 2010, 2009 and 2008 consists of the following:

	2010	2009	2008

Balance as of January 1	$10,690	10,642	8,755
Provision charged to expense	3,991	2,078	1,702
Acquisitions	3	—	2,752
Charged to other accounts(1)	(89)	347	(451)
Deductions	(3,064)	(2,377)	(2,116)

Balance as of December 31	$11,531	10,690	10,642

(1)	Includes primarily the effect of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD.

Note 5:	Inventories

Inventories as of December 31, 2010 and 2009 consist of the following:

	2010	2009

Raw materials, including parts and subassemblies	$163,192	150,085
Work-in-process	38,419	39,691
Finished goods	54,898	51,638

	256,509	241,414
Excess of FIFO costs over LIFO costs	(15,024)	(14,961)

Inventories, net	$241,485	226,453

During 2010 and 2009, the amount of inventories in certain LIFO pools decreased, which resulted in liquidations of LIFO inventory layers, which are carried at lower costs. The effect of these liquidations was to increase net income in 2010 and 2009 by approximately $467 and $184, respectively. It is the Company’s policy to record the earnings effect of LIFO inventory liquidations in the quarter in which a decrease for the entire year becomes certain. In both 2010 and 2009, the LIFO liquidation income was recorded in the fourth quarter. The Company believes that FIFO costs in the aggregate approximate replacement or current cost and, thus, the excess of replacement or current cost over LIFO value was $15.0 million as of December 31, 2010 and 2009.

Note 6:	Property, Plant and Equipment

Property, plant and equipment as of December 31, 2010 and 2009 consist of the following:

	2010	2009

Land and land improvements	$30,587	31,106
Buildings	175,513	168,153
Machinery and equipment	274,865	284,239
Tooling, dies, patterns, etc.	61,263	64,913
Office furniture and equipment	47,540	50,781
Other	17,201	17,653
Construction in progress	17,604	10,025

	624,573	626,870
Accumulated depreciation	(338,010)	(320,635)

Property, plant and equipment, net	$286,563	306,235

Note 7:	Goodwill and Other Intangible Assets

Intangible assets, including goodwill, are assigned to the Company’s operating segments based upon their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 25 years. Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of a reporting unit below its aggregate carrying value. The Company performs the impairment test of the carrying values of its goodwill and indefinite-lived intangible assets at the reporting unit level as of June 30. Under the impairment test, if a reporting unit’s aggregate carrying value exceeds its estimated fair value, a goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill.

In performing its goodwill impairment test as of June 30, 2010, the Company determined the estimated fair value of each reporting unit utilizing the income approach model. This approach makes use of unobservable factors, and the key assumptions that impact the calculation of fair value include the Company’s estimates of the projected revenues, cash flows and a discount rate applied to such cash flows. In developing projected revenues and cash flows, the Company considered available information including, but not limited to, its short-term internal forecasts, historical results, anticipated impact of implemented restructuring initiatives, and its expectations about the strength and duration of the current economic recovery. In addition, the Company forecasted sales growth to trend down to an inflationary growth rate of 3% per annum by 2018 and beyond. The determination of the discount rate was based on the weighted-average cost of capital with the cost of equity determined using the capital asset pricing model (“CAPM”). The CAPM uses assumptions such as a risk-free rate, a stock-beta adjusted risk premium and a size premium. These assumptions were derived from publicly available information and, therefore, the Company believes its assumptions are reflective of the assumptions made by market participants. Additionally, the market approach was used to provide market evidence supporting the Company’s overall enterprise value and corroborate the reasonableness of the consolidated fair value of equity derived under the income approach as compared to the Company’s market capitalization, inclusive of an estimated overall control premium.

In order to evaluate the sensitivity of the fair value calculation on the goodwill impairment testing, the Company applied a hypothetical 10% decrease to the fair value of each reporting unit, which it believes represented a reasonably possible change at the time of the test. This hypothetical 10% decrease did not change the results of the Company’s impairment testing.

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

The changes in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2010 and 2009 are presented in the table below. The adjustments to goodwill in 2009 are primarily related to the finalization of the valuation of certain CompAir intangible assets.

	Industrial	Engineered
	Products	Products
	Group	Group	Total

Balance as of December 31, 2008	$491,052	313,596	804,648
Adjustments to goodwill	16,275	(2)	16,273
Impairment of goodwill	(252,533)	—	(252,533)
Foreign currency translation	2,030	7,596	9,626

Balance as of December 31, 2009	$256,824	321,190	578,014
Acquisitions	—	5,202	5,202
Foreign currency translation	(6,740)	(4,680)	(11,420)

Balance as of December 31, 2010	$250,084	321,712	571,796

The net goodwill balances as of December 31, 2010 and 2009 reflect cumulative impairment charges of $252.5 million and zero for the Industrial Products and Engineered Products Groups, respectively. The $5.2 million increase in goodwill related to acquisitions in 2010 was associated with the valuation of ILMVAC.

Other intangible assets at December 31, 2010 and 2009 consist of the following:

	2010		2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Customer lists and relationships	$118,844	(29,973)	121,990	(24,580)
Acquired technology	94,689	(53,224)	98,163	(47,162)
Trademarks	55,320	(8,621)	56,245	(6,604)
Other	7,344	(3,424)	7,555	(3,781)
Unamortized intangible assets:
Trademarks	108,633	—	112,584	—

Total other intangible assets	$384,830	(95,242)	396,537	(82,127)

Amortization of intangible assets was $17.3 million and $19.4 million in 2010 and 2009, respectively. Amortization of intangible assets is anticipated to be approximately $17.0 million per year for 2011 through 2015 based upon exchange rates as of December 31, 2010.

Note 8:	Accrued Liabilities

Accrued liabilities as of December 31, 2010 and 2009 consist of the following:

	2010	2009

Salaries, wages and related fringe benefits	$50,540	43,384
Taxes	25,367	16,405
Advance payments on sales contracts	39,026	26,944
Product warranty	19,100	19,312
Product liability, and medical and workers’ compensation claims	5,686	7,192
Restructuring	5,802	20,980
Other	64,523	60,845

Total accrued liabilities	$210,044	195,062

A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Balance as of January 1	$19,312	19,141	15,087
Product warranty accruals	24,730	24,307	16,073
Settlements	(24,600)	(24,643)	(15,168)
Acquisitions	133	—	3,975
Charged to other accounts(1)	(475)	507	(826)

Balance as of December 31	$19,100	19,312	19,141

(1)	Includes primarily the effect of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD.

Note 9:	Debt

Debt as of December 31, 2010 and 2009 consists of the following:

	2010	2009

Short-term debt	$7,440	5,497

Long-term debt:
Credit Line, due 2013(1)	$—	2,500
Term Loan denominated in U.S. dollars, due 2013(2)	75,000	113,000
Term Loan denominated in euros, due 2013(3)	65,250	100,310
Senior Subordinated Notes at 8%, due 2013	125,000	125,000
Secured Mortgages(4)	7,322	8,500
Capitalized leases and other long-term debt	7,898	9,709

Total long-term debt, including current maturities	280,470	359,019
Current maturities of long-term debt	29,788	28,084

Long-term debt, less current maturities	$250,682	330,935

(1)	The loans under this facility may be denominated in USD or several foreign currencies. The interest rates under the facility are based on prime, federal funds and/or the London interbank offer rate (“LIBOR”) for the applicable currency.

(2)	The interest rate for this loan varies with prime, federal funds and/or LIBOR. At December 31, 2010, this rate was 2.3% and averaged 2.7% for the twelve-month period ending December 31, 2010.

(3)	The interest rate for this loan varies with LIBOR. At December 31, 2010, the rate was 2.7% and averaged 2.9% for the twelve-month period ending December 31, 2010.

(4)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €5,476 at December 31, 2010. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

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

The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $15.0 million, $25.4 million, and $34.6 million in 2011 through 2013, respectively. The Euro Term Loan requires quarterly principal payments aggregating approximately €9.8 million, €16.5 million, and €22.5 million in 2011 through 2013, respectively.

The Revolving Line of Credit also matures on October 15, 2013. Loans under this facility may be denominated in USD or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement. On December 31, 2010, the Revolving Line of Credit had an outstanding principal balance of zero. In addition, letters of credit in the amount of $14.8 million were outstanding on the Revolving Line of Credit at December 31, 2010, leaving $295.2 million available for future use, subject to the terms of the Revolving Line of Credit.

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

The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25% with respect to floating rate loans. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s consolidated total debt to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. The applicable margin percentage over LIBOR was adjusted down during the third quarter of 2010. At December 31, 2010, the applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.0% with respect to the term loans and 1.65% with respect to loans under the Revolving Line of Credit, and the applicable margin percentage over the base rate was 0.75% with respect to floating rate loans. The Company periodically uses interest rate swaps to hedge some of its exposure to variability in future LIBOR-based interest payments on variable-rate debt (see Note 15 “Hedging Activities, Derivative Instruments and Credit Risk”).

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

The 2008 Credit Agreement includes customary covenants that are substantially similar to those contained in the Company’s previous credit facilities. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of December 31, 2010, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.

The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement are entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.

The Company issued $125.0 million of 8% Senior Subordinated Notes (the “Notes”) in 2005. The Notes have a fixed annual interest rate of 8% and are guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). The Company may redeem all or part of the Notes issued under the Indenture among the Company, the Guarantors and The Bank of New York Trust Company, N.A. (the “Indenture”) at varying redemption prices, plus accrued and unpaid interest. On or after May 1, 2011, the Company may redeem all or a part of the Notes upon not less than 30 nor more than 60 days notice, at 100% of the principal amount thereof plus accrued and unpaid interest. The Company may also repurchase Notes from time to time in open market purchases or privately negotiated transactions. Upon a change of control, as defined in the Indenture, the Company is required to offer to purchase all of the Notes then outstanding at 101% of the principal amount thereof plus accrued and unpaid interest. The Indenture contains events of default and affirmative, negative and financial covenants customary for such financings, including, among other things, limits on incurring additional debt and restricted payments. As of December 31, 2010, the Company was in compliance with each of the financial covenants under the Notes.

As of December 31, 2009, a portion of the Euro Term Loan was designated as a hedge of net euro (“EUR”) investments in foreign operations. As such, changes in the reported amount of these borrowings due to changes in currency exchange rates are included in accumulated other comprehensive income (see Note 12 “Accumulated Other Comprehensive Income”). As of December 31, 2010, the balance of this designation was zero.

Total debt maturities for the five years subsequent to December 31, 2010 and thereafter are approximately $37.2 million, $51.0 million, $190.5 million, $0.7 million, $0.7 million and $7.8 million, respectively.

The rentals for all operating leases were $28.4 million, $31.3 million, and $24.7 million, in 2010, 2009 and 2008, respectively. Future minimum rental payments for operating leases for the five years subsequent to December 31, 2010 and thereafter are approximately $26.8 million, $19.8 million, $13.4 million, $9.0 million, $6.3 million, and $16.7 million, respectively.

Note 10:	Benefit Plans

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

The following table provides a reconciliation of the changes in the benefit obligations (the projected benefit obligation in the case of the pension plans and the accumulated benefit obligation in the case of the other postretirement plans) and in the fair value of plan assets over the two-year period ended December 31, 2010. The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.

	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2010	2009	2010	2009	2010	2009

Reconciliation of benefit obligations:
Obligations as of January 1	$71,524	72,850	$220,326	169,258	$16,621	17,509
Service cost	—	—	1,038	1,076	26	38
Interest cost	3,738	4,214	11,650	11,077	888	1,069
Actuarial losses (gains)	718	2,155	4,495	32,060	(1,304)	(635)
Plan amendments	—	—	127	—	—	—
Benefit payments	(4,864)	(7,695)	(7,393)	(8,023)	(1,428)	(1,561)
Acquisitions and divestitures	—	—	(753)	—	—	—
Plan curtailments	—	—	—	(153)	—	—
Effect of foreign currency exchange rate changes	—	—	(9,658)	15,031	93	201

Benefit obligations as of December 31	$71,116	71,524	$219,832	220,326	$14,896	16,621

Reconciliation of fair value of plan assets:
Fair value of plan assets as of January 1	$47,037	44,481	$150,788	122,665
Actual return on plan assets	5,353	8,952	15,466	20,526
Acquisitions and divestitures	—	—	—	—
Employer contributions	4,643	1,299	5,227	3,238
Benefit payments and plan expenses	(4,864)	(7,695)	(7,409)	(8,023)
Effect of foreign currency exchange rate changes	—	—	(5,743)	12,382

Fair value of plan assets as of December 31	$52,169	47,037	$158,329	150,788

Funded status as of December 31	$(18,947)	(24,487)	$(61,503)	(69,538)	$(14,896)	(16,621)

Amounts recognized as a component of accumulated other comprehensive income at December 31, 2010 and 2009 that have not been recognized as a component of net periodic benefit cost are presented in the following table:

	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2010	2009	2010	2009	2010	2009

Net actuarial losses (gains)	$20,270	22,642	$27,540	32,677	$(10,334)	(10,460)
Prior-service cost (credit)	2	2	363	331	(319)	(447)

Amounts included in accumulated other comprehensive income	$20,272	22,644	$27,903	33,008	$(10,653)	(10,907)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year ending December 31, 2011, are $2.1 million and zero, respectively. The estimated net gain and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year ending December 31, 2011, are $1.3 million and $0.1 million, respectively.

The total pension and other postretirement accrued benefit liability is included in the following captions in the Consolidated Balance Sheets at December 31, 2010 and 2009:

	2010	2009

Accrued liabilities	$(2,910)	(3,002)
Postretirement benefits other than pensions	(13,431)	(15,022)
Other liabilities	(79,005)	(92,622)

Total pension and other postretirement accrued benefit liability	$(95,346)	(110,646)

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009

Projected benefit obligation	$71,116	71,524	$219,120	219,629
Accumulated benefit obligation	71,116	71,524	202,055	194,306
Fair value of plan assets	52,169	47,036	157,569	150,051

The accumulated benefit obligation for all U.S. defined benefit pension plans was $71.1 million and $71.5 million at December 31, 2010 and 2009, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $202.8 million and $195.0 million at December 31, 2010 and 2009, respectively.

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income, before income tax effects, for the years ended December 31, 2010, 2009 and 2008:

	Pension Benefits						Other Postretirement
	U.S. Plans			Non-U.S. Plans			Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Net periodic benefit cost (income):
Service cost	$—	—	—	$1,054	1,092	1,098	$26	38	20
Interest cost	3,738	4,214	4,229	11,650	11,077	11,910	888	1,069	1,139
Expected return on plan assets	(3,603)	(3,193)	(4,630)	(10,390)	(9,028)	(12,561)	—	—	—
Amortization of prior-service cost (credit)	—	7	15	29	32	38	(128)	(165)	(374)
Amortization of net loss (gain)	1,340	1,787	149	983	(75)	(86)	(1,446)	(1,360)	(1,346)

Net periodic benefit cost (income)	1,475	2,815	(237)	3,326	3,098	399	$(660)	(418)	(561)
Gain due to settlements or curtailments	—	—	—	(818)	(66)	—	—	—	—

Total net periodic benefit cost (income) recognized	$1,475	2,815	(237)	$2,508	3,032	399	$(660)	(418)	(561)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gain) loss	$(1,032)	(3,604)	19,215	$(582)	21,382	796	$(1,304)	(631)	(1,984)
Amortization of net actuarial (loss) gain	(1,340)	(1,787)	(149)	(917)	75	86	1,446	1,360	1,346
Prior service cost	—	—	—	127	—	519	—	—	—
Amortization of prior service (cost) credit	—	(7)	(15)	(29)	(118)	(38)	128	165	374
Effect of foreign currency exchange rate changes	—	—	—	(3,704)	(28)	(5)	(16)	—	—

Total recognized in other comprehensive income	$(2,372)	(5,398)	19,051	$(5,105)	21,311	1,358	$254	894	(264)

Total recognized in net periodic benefit cost and other comprehensive income	$(897)	(2,583)	18,814	$(2,597)	24,343	1,757	$(406)	476	(825)

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

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Discount rate	5.7%	6.3%	6.1%	5.7%	6.4%	5.8%	6.0%	6.4%	6.1%
Expected long-term rate of return on plan assets	7.8%	7.8%	8.0%	7.2%	7.0%	7.5%	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A	3.8%	3.4%	4.1%	N/A	N/A	N/A

The following weighted-average actuarial assumptions were used to determine benefit obligations at December 31:

	Pension Benefits						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Discount rate	5.3%	5.7%	6.3%	5.4%	5.7%	6.4%	5.5%	6.0%	6.4%
Rate of compensation increases	N/A	N/A	N/A	3.6%	3.8%	3.4%	N/A	N/A	N/A

The following actuarial assumptions were used to determine other postretirement benefit plans costs and obligations as of December 31:

	2010	2009	2008

Healthcare cost trend rate assumed for next year	7.0%	8.1%	8.9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.2%	5.3%	5.1%
Year that the rate reaches the ultimate trend rate	2015	2013	2013

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement medical plans. The following table provides the effects of a one-percentage-point change in assumed healthcare cost trend rates as of December 31, 2010:

	1% Increase	1% Decrease

Effect on total of service and interest cost components of net periodic benefit cost — increase (decrease)	$56	$(45)
Effect on the postretirement benefit obligation — increase (decrease)	858	(756)

The following table reflects the estimated benefit payments for the next five years and for the years 2016 through 2020. The estimated benefit payments for the non-U.S. pension plans were calculated using foreign exchange rates as of December 31, 2010.

	Pension Benefits
		Non-U.S.	Other
	U.S. Plans	Plans	Postretirement Benefits

2011	$5,752	7,133	1,780
2012	5,806	7,287	1,787
2013	5,437	9,202	1,770
2014	5,443	9,073	1,735
2015	5,065	9,902	1,694
Aggregate 2016-2020	24,667	60,660	7,104

According to an actuarial assessment, the Company currently provides prescription drug benefits to certain retired employees in the U.S. which are actuarially equivalent to the Medicare prescription drug benefit, and, therefore, the Company qualifies for the federal subsidy introduced in the Medicare Prescription Drug, Improvement and

Modernization Act of 2003. The reduction in accumulated postretirement benefit obligation as of December 31, 2010 and 2009 and in net periodic postretirement benefit cost during the years ended December 31, 2010, 2009 and 2008 related to this federal subsidy were not material.

In March of 2010, the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (the “Acts”) became law in the U.S. The Acts did not have a material impact on the Company’s financial statements for the year ended December 31, 2010. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available.

In 2011, the Company expects to contribute approximately $5.0 million to the U.S. pension plans and approximately $5.8 million to the non-U.S. pension plans. The expected total contributions to the U.S. pension plans include the impact of the Pension Protection Act (“PPA”) of 2006, which became effective on August 17, 2006, and the Worker, Retiree, and Employee Recovery Act of 2008 (“WRERA”). While the PPA and WRERA have some effect on specific plan provisions of the U.S. pension plans, their primary effect is to increase the minimum funding requirements for future plan years and to require contributions greater than the minimum funding requirements to avoid benefit restrictions. The Company’s expected contributions to the U.S. pension plans in fiscal 2011, covering both the 2010 and 2011 plan years, are forecasted to be more than the required minimum funding requirements and to satisfy the required minimum funded ratio for the U.S. pension plans to prevent any benefit restrictions.

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

The Company’s primary pension plans are in the U.S. and U.K. which together comprise approximately 78% and 90% of the total projected benefit obligation and plan assets, respectively as of December 31, 2010. The following table presents the long-term target allocations for these two plans as of December 31, 2010:

	U.S. Plan	U.K. Plan

Asset category:
Cash and cash equivalents	—	4%
Equity	60%	50%
Fixed income	38%	26%
Real estate and other	2%	20%

Total	100%	100%

Fair Value Measurements

The following tables present the fair values of the Company’s pension plan assets at December 31, 2010 and 2009:

	December 31, 2010
	Quoted Prices
	in Active Markets
	for Identical	Significant	Significant
	Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Asset Category
Cash and cash equivalents(1)	$16,522	247	—	16,769
Equity securities:
U.S. large-cap	7,645	21,428	—	29,073
U.S. mid-cap and small-cap	—	3,058	—	3,058
International(2)	81,713	6,648	—	88,361

Total Equity securities	89,358	31,134	—	120,492
Fixed income securities:
Corporate bonds — domestic	—	17,057	—	17,057
Corporate bonds — international	15,904	11,747	—	27,651
U.K. Index-Linked Gilts	17,113	—	—	17,113
Diversified domestic securities	—	1,187	—	1,187

Total Fixed income securities	33,017	29,991	—	63,008
Other types of investments:
U.S. real estate(3)	—	—	1,111	1,111
Other(4)	—	—	9,118	9,118

Total	$138,897	61,372	10,229	210,498

	December 31, 2009
	Quoted Prices
	in Active Markets
	for Identical	Significant	Significant
	Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Asset Category
Cash and cash equivalents(1)	$19,024	—	—	19,024
Equity securities:
U.S. large-cap	6,761	13,644	—	20,405
U.S. mid-cap and small-cap	—	6,583	—	6,583
International(2)	74,344	8,252	—	82,596

Total Equity securities	81,105	28,479	—	109,584
Fixed income securities:
U.S. treasury Securities	608	—	—	608
Corporate bonds — domestic	—	11,473	—	11,473
Corporate bonds — international	26,829	12,715	—	39,544
U.K. Index-Linked Gilts	4,097	—	—	4,097
Diversified domestic securities	—	1,338	—	1,338
Mortgages and mortgage-backed	—	725	452	1,177

Total Fixed income securities	31,534	26,251	452	58,237
Other types of investments:
U.S. real estate(3)	—	—	1,255	1,255
Other(4)	—	—	9,725	9,725

Total	$131,663	54,730	11,432	197,825

(1)	Cash and cash equivalents consist of traditional domestic and foreign highly liquid short-term securities with the goal of providing liquidity and preservation of capital while maximizing return on assets.

(2)	The International category consists of mutual fund investments focused on companies operating in developed and emerging markets outside of the U.S. These investments target broad diversification across large and mid/small-cap companies and economic sectors.

(3)	U.S. real estate consists primarily of equity and debt investments made, directly or indirectly, in various interests in unimproved and improved real properties.

(4)	Other investments consist of insurance and reinsurance contracts securing the retirement benefits. The fair value of these contracts was calculated at the discount value of premiums paid by the Company, less expenses charged by the insurance providers. The insurance providers with which the Company has placed these contracts are well-known financial institutions with an established history of providing insurance services.

Defined Contribution Plans

The Company also sponsors defined contribution plans at various locations throughout the world. Benefits are determined and funded regularly based on terms of the plans or as stipulated in a collective bargaining agreement. The Company’s full-time salaried and hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company’s contributions to the savings plans are in the form of the Company’s common stock or cash. The Company’s total contributions to all worldwide defined contribution plans in 2010, 2009 and 2008 were $14.8 million, $15.7 million and $18.2 million, respectively.

Other Benefit Plans

The Company offers a long-term service award program for qualified employees at certain of its non-U.S. locations. Under this program, qualified employees receive a service gratuity (“Jubilee”) payment once they have achieved a certain number of years of service. The Company’s actuarially calculated obligation equaled $5.0 million and $5.9 million at December 31, 2010 and 2009, respectively.

There are various other employment contracts, deferred compensation arrangements, covenants not to compete and change in control agreements with certain employees and former employees. The liability associated with such arrangements is not material to the Company’s consolidated financial statements.

Note 11:	Stockholders’ Equity and Earnings (Loss) Per Share

In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3,000,000 shares of the Company’s outstanding common stock. This program replaced a previous program authorized in November 2007 under which the Company repurchased 2,700,000 shares during 2008 at a total cost, excluding commissions, of $100.4 million. The November 2008 repurchase program will remain in effect until all the authorized shares are repurchased unless modified by the Board of Directors. As of December 31, 2010, 2,176,987 shares remain available for purchase under this program. All common stock acquired will be held as treasury stock and will be available for general corporate purposes.

At December 31, 2010 and 2009, 100,000,000 shares of $0.01 par value common stock and 10,000,000 shares of $0.01 par value preferred stock were authorized. Shares of common stock outstanding at December 31, 2010 and 2009 were 52,181,335 and 52,191,675, respectively. No shares of preferred stock were issued or outstanding at December 31, 2010 or 2009. The shares of preferred stock, which may be issued without further stockholder approval (except as may be required by applicable law or stock exchange rules), may be issued in one or more series, with the number of shares of each series and the rights, preferences and limitations of each series to be determined by the Company’s Board of Directors. The Company has an Amended and Restated Rights Plan (the “Rights Plan”) under which each share of Gardner Denver outstanding common stock has an associated right (the “Rights”) to purchase a fraction of a share of Gardner Denver Series A Junior Participating Preferred Stock. The Rights issued under the Rights Plan permit the rights holders under limited circumstances to purchase common stock of Gardner Denver or an acquiring company at a discounted price, which generally would be 50% of the respective stock’s then-current fair market value. The preferred stock that may be purchased upon exercise of such Rights provides preferred stockholders, among other things, a preferential quarterly dividend (which accrues until paid), greater voting rights, and greater rights over common stockholders to dividends, distributions and, in the case of an acquisition, consideration to be paid by the acquiring company.

On November 16, 2009, the Company’s Board of Directors adopted a dividend policy pursuant to which the Company intends to pay quarterly cash dividends on its common stock, and declared its first quarterly dividend of $0.05 per common share, paid on December 10, 2009, to stockholders of record as of November 23, 2009. Four quarterly dividends of $0.05 per common share were paid in 2010. The Company intends to continue paying quarterly dividends, but can make no assurance that such dividends will be paid in the future since payment is dependent upon, among other factors, the Company’s future earnings, cash flows, capital requirements, debt covenants, general financial condition, and general business conditions. The cash flow generated by the Company is currently used for debt service, selective acquisitions, capital accumulation, payment of cash dividends, repurchases of its common stock and reinvestment.

Basic earnings (loss) per share are computed by dividing net income (loss) attributable to Gardner Denver by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, and the assumed vesting of restricted share awards if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, and outstanding restricted share awards were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. In accordance with the provisions of FASB ASC 718, the Company includes the impact of the proforma deferred tax assets in determining potential windfalls and shortfalls for purposes of calculating assumed proceeds under the treasury stock method.

The following table details the calculation of basic and diluted earnings (loss) per common share for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Net income (loss) attributable to Gardner Denver	$172,962	(165,185)	165,981
Weighted average shares of common stock outstanding:
Basic	52,295,833	51,890,891	52,599,571
Effect of stock-based compensation awards(1)	431,979	—	541,432

Dilutive	52,727,812	51,890,891	53,141,003

Earnings (loss) per share:
Basic	$3.31	(3.18)	3.16
Dilutive	$3.28	(3.18)	3.12

(1)	Share equivalents totaling 272,520, consisting of outstanding stock options and nonvested restricted share awards, were excluded from the computation of diluted loss per share for the year ended December 31, 2009 because the net loss for the period caused all potentially dilutive shares to be anti-dilutive.

The following table sets forth the outstanding stock options and unvested restricted share awards that have been excluded from the computation of diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 because their effect would be anti-dilutive:

	2010	2009	2008

Anti-dilutive options	168,280	775,092	435,250
Anti-dilutive restricted shares	2,031	757	3,918

Total	170,311	775,849	439,168

Note 12:	Accumulated Other Comprehensive Income

The Company’s other comprehensive income (loss) consists of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations, (ii) realized and unrealized gains and losses on hedges of net investments in foreign operations, (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes, and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 15 “Hedging Activities, Derivative Instruments and Credit Risk” and Note 10 “Benefit Plans.”

The before tax income (loss), related income tax effect and accumulated balances are as follows:

	Cumulative		Unrealized		Accumulated
	Currency		(Losses) Gains	Pension and	Other
	Translation	Foreign Currency	on Cash Flow	Postretirement	Comprehensive
	Adjustment	Gains and (Losses)	Hedges	Benefit Plans	Income

Balance at December 31, 2007	$122,047	11,217	(110)	(5,347)	127,807
Before tax (loss) income	(8,703)	(41,507)	177	(20,144)	(70,177)
Income tax effect(1)	—	7,308	(67)	7,536	14,777

Other comprehensive (loss) income	(8,703)	(34,199)	110	(12,608)	(55,400)
Balance at December 31, 2008	113,344	(22,982)	—	(17,955)	72,407
Before tax income (loss)	21,229	3,219	(403)	(16,807)	7,238
Income tax effect	—	(1,556)	153	4,272	2,869

Other comprehensive income (loss)	21,229	1,663	(250)	(12,535)	10,107
Balance at December 31, 2009	134,573	(21,319)	(250)	(30,490)	82,514
Before tax (loss) income	(65,291)	38,813	(1,101)	7,363	(20,216)
Income tax effect	—	1,601	418	(2,892)	(873)

Other comprehensive (loss) income	(65,291)	40,414	(683)	4,471	(21,089)

Balance at December 31, 2010	$69,282	19,095	(933)	(26,019)	61,425

(1)	Deferred income taxes were recorded in 2008 on unrealized foreign currency gains and losses associated with (i) the Company’s Term Loan denominated in EUR under its 2008 Credit Agreement which was designated as a hedge of the Company’s net EUR investment in its European subsidiaries and (ii) intercompany notes considered to be of a long-term nature, due to differences in the treatment of these items for accounting purposes.

Note 13:	Income Taxes

Income (loss) before income taxes consists of the following:

	2010	2009	2008

U.S.	$104,036	31,449	105,111
Non-U.S.	127,815	(169,843)	129,886

Income (loss) before income taxes	$231,851	(138,394)	234,997

The following table details the components of the provision for income taxes. A portion of these income taxes will be payable within one year and are, therefore, classified as current, while the remaining balance is deferred:

	2010	2009	2008

Current:
U.S. federal	$31,459	18,351	36,538
U.S. state and local	2,392	2,060	3,652
Non-U.S.	24,646	17,345	29,565
Deferred:
U.S. federal	1,680	(3,810)	(1,880)
U.S. state and local	1,518	(1,143)	977
Non-U.S.	(4,798)	(7,898)	(1,367)

Provision for income taxes	$56,897	24,905	67,485

The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate as follows:

	2010	2009	2008

U.S. federal corporate statutory rate	35.0%	35.0%	35.0%
State and local taxes, less federal tax benefit	1.7	(0.7)	2.0
Foreign income taxes	(10.7)	7.1	(7.2)
Goodwill impairment	—	(64.2)	—
Manufacturing benefit	(1.0)	0.7	(1.0)
Repatriation, net of foreign financing tax effect	(1.1)	1.4	(0.5)
Other, net	0.6	2.7	0.4

Effective income tax rate	24.5%	(18.0)%	28.7%

The principal items that gave rise to deferred income tax assets and liabilities are as follows:

	2010	2009

Deferred tax assets:
Reserves and accruals	$27,714	29,041
Postretirement benefits other than pensions	5,913	5,979
Postretirement benefits — pensions	14,075	17,532
Tax loss carryforwards	32,375	32,572
Foreign tax credit carryforwards	6,825	5,540
Other	20,675	21,046

Total deferred tax assets	107,577	111,710
Valuation allowance	(19,687)	(21,768)
Deferred tax liabilities:
LIFO inventory	(3,637)	(5,180)
Property, plant and equipment	(21,063)	(27,212)
Intangibles	(89,255)	(93,270)
Other	(1,464)	(1,476)

Total deferred tax liabilities	(115,419)	(127,138)

Net deferred income tax liability	$(27,529)	(37,196)

As of December 31, 2010, the total balance of unrecognized tax benefits was $4.5 million, compared with $5.2 million at December 31, 2009. The decrease in this balance primarily relates to the favorable settlement of tax audits in various foreign jurisdictions and the favorable settlement of the 2005 through 2007 IRS audit. Included in the unrecognized tax benefits at December 31, 2010 is $4.5 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized, of which $2.3 million would be offset by a reduction of a corresponding deferred tax asset. Below is the tabular reconciliation of the changes to the tax reserve balance during the years ended December 31, 2010 and 2009:

	2010	2009

Tax reserve balance at January 1	$5,238	7,802
Changes related to prior year tax positions	(646)	896
Changes due to currency fluctuations	(43)	158
Changes related to current year tax positions	646	102
Settlements	(464)	(399)
Lapses of statutes of limitations	(221)	(3,321)

Tax reserve balance at December 31	$4,510	5,238

The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize it as part of the provision for income taxes. The Company’s income tax liabilities at December 31, 2010 include approximately $0.7 million of accrued interest, and $0.3 million of penalties.

In 2010, the IRS completed its examination of Gardner Denver’s federal income tax returns for the years 2005 to 2007. The settlement of the IRS audit did not have a material effect on the Company’s financial statements, and all federal tax reserves and associated tax assets for those tax years were reversed. The statutes of limitations for the U.S. state tax returns are open beginning with the 2007 tax year except for four states, for which the statute has been extended beginning with the 2003 tax year for one state, the 2005 tax year for one state and the 2006 tax year for two states.

The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2003 being the oldest tax year still open, except as noted below. The Company’s significant operations outside the U.S. are located in the U.K. and Germany. In the U.K., tax years prior to 2008 are closed. In Germany, generally, the tax years 2003 and beyond remain subject to examination. At the end of 2010, German tax audits were in the final state of completion for 15 German subsidiaries and the Company expects these audits to be settled in 2011 without any material findings.

As of December 31, 2010, Gardner Denver has net operating loss carryforwards from various jurisdictions of $124.2 million that result in a deferred tax asset of $32.4 million and a valuation allowance of $19.7 million, resulting in a net deferred tax asset of $12.7 million. The change in net operating losses primarily relates to the creation of German net operating losses and the utilization of net operating losses in China. The expected expiration dates of the tax loss carryforwards are as follows:

	Tax	Valuation	Net Tax
	Benefit	Allowance	Benefit

2011	$561	(561)	—
2012	197	(197)	—
2013	462	(462)	—
2014	58	(58)	—
2015	346	(115)	231
2016	203	—	203
2017	—	—	—
2018	25	—	25
2019	59	—	59
2023	234	—	234
2024	695	—	695
2027	434	(434)	—
2028	158	(158)	—
2029	230	(230)	—
2030	—	—	—
Indefinite life	28,712	(17,472)	11,240

Total	$32,374	(19,687)	12,687

U.S. deferred income taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries (approximately $400.4 million at December 31, 2010) as the Company intends to reinvest such earnings indefinitely.

The Company has a tax holiday at five subsidiaries in China beginning with the 2008 fiscal year and four subsidiaries for the 2007 fiscal year. Effective in 2007, the tax holiday resulted in a reduction from the statutory tax rate of 25% to 0% at two subsidiaries, to 15% for one subsidiary and to 10% for another subsidiary. For 2008, the tax rate remained at 0% for two subsidiaries and increased to 18% for three subsidiaries. For 2009, the tax rate remained at 0% for one subsidiary, increased to 12.5% for one subsidiary and increased to 20% for three subsidiaries. For 2010, the tax rate was 12.5% for two subsidiaries and 22.0% for three subsidiaries. The tax holidays will fully phase out for years beginning after 2011. The revisions to the China tax holidays since the prior year arise based on revised Chinese tax regulations issued during 2007. The tax expense reduction was $1.8 million, $1.5 million and $1.1 million for fiscal 2010, 2009 and 2008, respectively. This benefit was reduced in 2007 by $0.3 million for the expected impact on deferred tax expense as a result of Chinese tax law changes.

Note 14:	Stock-Based Compensation Plans

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

The following table summarizes the total stock-based compensation expense included in the Consolidated Statements of Operations and the realized excess tax benefits included in the consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008

Selling and administrative expenses	$6,398	2,980	4,500

Total stock-based compensation expense included in operating expenses	6,398	2,980	4,500
Income (loss) before income taxes	(6,398)	(2,980)	(4,500)
Provision for income taxes	2,031	836	1,143

Net income (loss)	$(4,367)	(2,144)	(3,357)

Net cash provided by operating activities	$(3,195)	(479)	(8,523)
Net cash used in financing activities	$3,195	479	8,523

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

Stock Option Awards

Under the terms of existing awards, employee stock options become vested and exercisable ratably on each of the first three anniversaries of the date of grant. The options granted to employees in 2010, 2009 and 2008 expire seven years after the date of grant.

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

A summary of the Company’s stock option activity for the year ended December 31, 2010 is presented in the following table (underlying shares in thousands):

		Outstanding		Weighted-Average
		Weighted-Average	Aggregate	Remaining
	Shares	Exercise Price	Intrinsic Value	Contractual Life

Outstanding at December 31, 2009	1,381	$27.10
Granted	296	44.13
Exercised	(721)	27.15
Forfeited	(81)	30.37
Expired or canceled	(12)	20.61

Outstanding at December 31, 2010	863	32.69	$31,187	4.4 years
Exercisable at December 31, 2010	388	$31.00	$14,670	3.0 years

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at December 31, 2010 multiplied by the number of in-the-money stock options. The weighted-average per share estimated grant-date fair values of employee and director stock options granted during the years ended December 31, 2010, 2009, and 2008 were $16.64, $7.28, and $10.95, respectively.

The total pre-tax intrinsic values of options exercised during the years ended December 31, 2010, 2009, and 2008, were $16.6 million, $3.8 million and $27.9 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $3.0 million as of December 31, 2010, and will be recognized as expense over a weighted-average period of 1.9 years.

Valuation Assumptions

The fair value of each stock option grant under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of the Company’s common stock calculated over the expected term of the option. The expected option term represents the period of time that the options granted are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. The expected terms for options granted to certain executives and non-employee directors that have similar historical exercise behavior were determined separately for valuation purposes. The assumed risk-free rate over the expected term of the options was based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average assumptions used in the valuation of stock option awards granted during the years ended December 31, 2010, 2009 and 2008 are noted in the table below.

	2010	2009	2008

Assumptions:
Risk-free interest rate	2.2%	1.7%	2.6%
Dividend yield	0.5%	—	—
Volatility factor	43	42	31
Expected life (in years)	4.7	4.6	4.5

Restricted Share Awards

The Company began granting restricted stock units in lieu of restricted stock in the first quarter of 2008. Upon vesting, restricted stock units result in the issuance of the equivalent number of shares of the Company’s common stock. Restricted share awards generally cliff vest three years after the date of grant.

A summary of the Company’s restricted share activity for the year ended December 31, 2010 is presented in the following table (underlying shares in thousands):

		Weighted-Average
		Grant Date
	Shares	Fair Value

Nonvested at December 31, 2009	143	$29.92
Granted	64	46.23
Vested	(40)	32.64
Forfeited	(6)	45.25

Nonvested at December 31, 2010	161	$35.13

The restricted share awards granted subsequent to May 1, 2007 were valued at the market close price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted share awards, net of estimated forfeitures, was $2.2 million as of December 31, 2010 and will be recognized as expense over a weighted-average period of 1.7 years. The total fair value of restricted share awards that vested during the years ended December 31, 2010, 2009 and 2008 was $1.9 million, $2.8 million and $0.1 million, respectively.

The Company’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises and the vesting of restricted share awards. The actual income tax benefits realized totaled approximately $6.3 million, $1.0 million and $10.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 15:	Hedging Activities, Derivative Instruments and Credit Risk

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

The Company’s exposure to interest rate risk results primarily from its borrowings of $287.9 million at December 31, 2010. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions.

A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the U.S. in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Other than the USD, the Euro, British pound sterling (“GBP”), and Chinese yuan (“CNY”) are the principal currencies in which the Company and its subsidiaries enter into transactions. The Company is exposed to the impacts of changes in foreign currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD.

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

Derivative Instruments

In accordance with FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”), the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. There were no off-balance sheet derivative financial instruments as of December 31, 2010 or 2009. If a derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Derivatives that are not designated as hedges or do not qualify for hedge accounting treatment are marked to market through earnings. All cash flows associated with derivatives are classified as operating cash flows in the Consolidated Statements of Cash Flows.

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

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheets:

	December 31, 2010
				Liability
		Notional	Asset Derivatives	Derivatives
	Balance Sheet Location	Amount(1)	Fair Value(1)	Fair Value (1)

Derivatives designated as hedging instruments under FASB ASC 815
Interest rate swap contracts	Other Liabilities	$76,742	—	1,560
Derivatives not designated as hedging instruments under FASB ASC 815
Foreign currency forwards	Accrued Liabilities	$113,871	709	1,884

	December 31, 2009
				Liability
		Notional	Asset Derivatives	Derivatives
	Balance Sheet Location	Amount(1)	Fair Value(1)	Fair Value (1)

Derivatives designated as hedging instruments under FASB ASC 815
Interest rate swap contracts	Other Assets	$132,320	—	479
Derivatives not designated as hedging instruments under FASB ASC 815
Foreign currency forwards	Accrued Liabilities	$3,049	6	128
Foreign currency forwards	Other Current Assets	$119,738	1,603	11

(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.

Gains and losses on derivatives designated as cash flow hedges in accordance with FASB ASC 815 included in the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 are as presented in the table below:

	2010	2009

Interest rate swap contracts(1)
Amount of loss recognized in accumulated other comprehensive income (“AOCI”) on derivatives (effective portion)	$(2,399)	(1,321)
Amount of loss reclassified from AOCI into income (effective portion)	(1,298)	(914)
Amount of loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	(5)	—

(1)	Losses on derivatives reclassified from AOCI into income (effective portion) were included in the interest expense line on the face of the Consolidated Statements of Operations.

At December 31, 2010, the Company is the fixed rate payor on three interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $50.0 million and €20.0 million of LIBOR-based variable rate borrowings. These contracts carry fixed rates ranging from 1.8% to 2.2% and have expiration dates ranging from 2012 to 2013. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. Based on LIBOR-based swap yield curves as of December 31, 2010, the Company expects to reclassify losses of $1.0 million out of AOCI into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding at December 31, 2010 were $75.0 million and €48.8 million.

There were 43 foreign currency forward contracts outstanding as of December 31, 2010 with notional amounts ranging from $0.1 million to $10.9 million. The Company has not designated any forward contracts as hedging instruments. The majority of these contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in foreign currency exchange rates. The changes in the fair value of the contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the “Other operating expense, net,” line on the face of the Consolidated Statements of Operations. The Company recorded net losses of $2.4 million and $15.7 million during the years ended December 31, 2010 and 2009, respectively, relating to foreign currency forward contracts outstanding during all or part of each period. Total net foreign currency gains or losses reported in other operating expense were gains of $2.0 million and losses of $0.5 million for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, the Company has designated a portion of its Euro Term Loan of approximately €0 and €15.5 million, respectively, as a hedge of the Company’s net investment in European subsidiaries with EUR functional currencies. Accordingly, changes in the fair value of this debt due to changes in the USD to EUR exchange rate are recorded through other comprehensive income. During the years ended December 31, 2010 and 2009, the Company recorded gains of $0.3 million and losses of $2.2 million, net of tax, respectively, through other comprehensive income. As of December 31, 2010 and 2009, the net balances of such gains and losses included in accumulated other comprehensive income were losses of $5.1 million and $5.4 million, net of tax.

Credit Risk

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the derivative instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a fraction of the notional amount. The Company minimizes the credit risk related to derivatives by transacting only with multiple, high-quality counterparties that are major financial institutions with investment-grade credit ratings. The Company has not experienced any financial loss as a result of counterparty nonperformance in the past. The majority of the derivative contracts to which the Company is a party settle monthly or quarterly, or mature within one year. Because of these factors, the Company believes it has minimal credit risk related to derivative contracts at December 31, 2010.

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company’s products and services are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not believe it has any significant concentrations of credit risk at December 31, 2010 or 2009.

Note 16:	Fair Value Measurements

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

The Senior Subordinated Notes outstanding are carried at cost. Their estimated fair value was approximately $127.2 million and $122.8 million as of December 31, 2010 and 2009, respectively, based upon non-binding market quotations that were corroborated by observable market data (Level 2). The estimated fair value is not indicative of the amount that the Company would have to pay to redeem these notes since they are infrequently traded and are not callable at this value.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009.

	December 31, 2010
Financial Assets	Level 1	Level 2	Level 3	Total

Foreign currency forwards(1)	$—	709	—	709
Trading securities held in deferred compensation plan(2)	8,175	—	—	8,175

Total	$8,175	709	—	8,884

Financial Liabilities
Foreign currency forwards(1)	$—	1,884	—	1,884
Interest rate swaps(3)	—	1,560	—	1,560
Phantom stock plan(4)	—	5,043	—	5,043
Deferred compensation plan(5)	8,175	—	—	8,175

Total	$8,175	8,487	—	16,662

	December 31, 2009
Financial Assets	Level 1	Level 2	Level 3	Total

Foreign currency forwards(1)	$—	1,609	—	1,609
Trading securities held in deferred compensation plan(2)	8,155	—	—	8,155

Total	$8,155	1,609	—	9,764

Financial Liabilities
Foreign currency forwards(1)	$—	139	—	139
Interest rate swaps(3)	—	479	—	479
Phantom stock plan(4)	—	2,794	—	2,794
Deferred compensation plan(5)	8,155	—	—	8,155

Total	$8,155	3,412	—	11,567

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.

(2)	Based on the observable price of publicly traded mutual funds which, in accordance with FASB ASC 710, Compensation — General, are classified as “Trading” securities and accounted for using the mark-to-market method.

(3)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of December 31, 2010 and 2009, respectively. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(4)	Based on the price of the Company’s common stock.

(5)	Based on the fair value of the investments in the deferred compensation plan.

As discussed in Note 7 “Goodwill and Other Intangible Assets” and in accordance with the provisions of FASB ASC 350, the Company recorded impairment charges associated with goodwill and indefinite-lived intangible asset of $252.5 million and $9.9 million, respectively, during the year ended December 31, 2009. The goodwill and indefinite-lived intangible asset impairment charges were calculated as the amount by which the carrying value of each asset exceeded it’s implied, in the case of goodwill, or estimated fair value. These fair values were determined using Level 3 inputs of the fair value hierarchy. No goodwill or intangible asset impairment charges were recorded during the year ended December 31, 2010.

Note 17:	Contingencies

The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of its size and sector. In addition, due to the bankruptcies of several asbestos manufacturers and other primary defendants, among other things, the Company has been named as a defendant in a number of asbestos personal injury lawsuits. The Company has also been named as a defendant in a number of silica personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the Company is one of approximately 25 or more named defendants. In the Company’s experience to date, the substantial majority of the plaintiffs have not suffered an injury for which the Company bears responsibility.

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

The Company believes that the pending and future asbestos and silica lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, due to inherent uncertainties of litigation and because future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case, or other inability to collect from the Company’s historical insurers or indemnitors could cause a different outcome, there can be no assurance that the resolution of pending or future lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company has been identified as a potentially responsible party (“PRP”) with respect to several sites designated for cleanup under U.S. federal “Superfund” or similar state laws that impose liability for cleanup of certain waste sites and for related natural resource damages. Persons potentially liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although these laws impose joint and several liability, in application, the PRPs typically allocate the investigation and cleanup costs based upon the volume of waste contributed by each PRP. Based on currently available information, the Company was only a small contributor to these waste sites, and the Company has, or is attempting to negotiate, de minimis settlements for their cleanup. The cleanup of the remaining sites is substantially complete and the Company’s future obligations entail a share of the sites’ ongoing operating and maintenance expense.

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

Note 18:	Supplemental Information

The components of “Other operating expense, net,” and supplemental cash flow information are as follows:

	2010	2009	2008

Other Operating Expense, Net
Foreign currency (gains) losses, net(1)	$(2,047)	459	12,929
Restructuring charges(2)	2,196	46,126	11,106
Other employee termination and certain retirement costs(3)	987	(304)	4,995
Other, net(4)	3,380	(608)	953

Total other operating expense, net	$4,516	45,673	29,983

Supplemental Cash Flow Information
Cash paid for income taxes	$51,463	36,025	61,958
Cash paid for interest	20,485	25,907	23,629

(1)	Foreign currency losses, net, in 2008 were primarily associated with mark-to-market adjustments for cash transactions and forward currency contracts entered into in order to limit the impact of changes in the USD to GBP exchange rate on the amount of USD-denominated borrowing capacity that remained available on the Company’s revolving credit facility following completion of the acquisition of CompAir.

(2)	See Note 3 “Restructuring.”

(3)	Includes certain costs not associated with exit or disposal activities as defined in FASB ASC 420.

(4)	Other, net, in 2010 includes costs associated with relocation of the Company’s corporate headquarters and due diligence costs associated with an abandoned transaction.

Note 19:	Segment Information

The Company has determined its reportable segments in accordance with FASB ASC 280, Segment Reporting. The Company evaluates the performance of its reportable segments based on operating income, which is defined as income before interest expense, other income, net, and income taxes. Reportable segment operating income and segment operating margin (defined as segment operating income divided by segment revenues) are indicative of short-term operational performance and ongoing profitability. Management closely monitors the operating income and operating margin of each business segment to evaluate past performance and identify actions required to improve profitability. Certain assets attributable to corporate activity are not allocated to the segments. General corporate assets (unallocated assets) consist of cash and equivalents and deferred tax assets. Inter-segment sales and transfers are not significant. The accounting policies of the segments are the same as those described in Note 1 “Summary of Significant Accounting Policies.”

In the Industrial Products Group, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air and gas compressors; positive displacement, centrifugal and side channel blowers; and vacuum pumps primarily serving manufacturing, transportation and general industry and selected OEM and engineered system applications. The Company also markets and services complementary ancillary products. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. The markets served are primarily in Europe, the U.S. and Asia.

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

The following tables provide summarized information about the Company’s operations by reportable segment.

	Revenues			Operating Income (Loss)			Identifiable Assets at December, 31
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Industrial Products Group	$1,099,812	1,022,860	1,058,101	$93,107	(239,408)	72,854	$1,082,299	1,084,471	1,438,352
Engineered Products Group	795,292	755,285	960,231	159,303	125,738	186,876	761,259	728,800	756,939

Total	$1,895,104	1,778,145	2,018,332	252,410	(113,670)	259,730	1,843,558	1,813,271	2,195,291

Interest expense				23,424	28,485	25,483
Other income, net				(2,865)	(3,761)	(750)

Income (loss) before income taxes				$231,851	(138,394)	234,997

General corporate (unallocated)							183,540	125,777	144,834

Total assets							$2,027,098	1,939,048	2,340,125

	LIFO Liquidation			Depreciation and
	Income (before tax)			Amortization Expense			Capital Expenditures
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Industrial Products Group	$87	274	24	$40,778	46,227	37,081	$18,459	30,191	21,969
Engineered Products Group	667	23	545	19,470	22,504	24,403	14,580	12,575	19,078

Total	$754	297	569	$60,248	68,731	61,484	$33,039	42,766	41,047

The following table presents revenues and property, plant and equipment by geographic region. Revenues have been attributed based on the products’ shipping destination.

				Property, Plant and Equipment
	Revenues			at December 31,
	2010	2009	2008	2010	2009	2008

United States	$654,461	574,249	747,934	$99,214	99,873	105,586
Canada	71,122	45,056	54,517	620	747	1,269
Other	22,964	13,734	20,988	—	—	—

Total North America	748,547	633,039	823,439	99,834	100,620	106,855
Germany	194,636	197,020	254,929	71,159	83,004	91,255
United Kingdom	106,782	109,523	108,650	45,764	48,871	36,281
France	68,361	75,152	58,772	7,006	7,288	6,240
Other	290,378	305,991	348,964	22,399	25,712	26,356

Total Europe	660,157	687,686	771,315	146,328	164,875	160,132
China	158,150	130,290	124,091	23,407	22,846	24,858
Other	153,031	157,093	161,068	613	519	563

Total Asia	311,181	287,383	285,159	24,020	23,365	25,421
Brazil	33,401	39,405	57,380	9,931	10,335	8,240
Other	17,069	22,396	20,349	—	—	—

Total South America	50,470	61,801	77,729	9,931	10,335	8,240
Africa and Australia	124,750	108,236	60,690	6,450	7,040	4,364

Total	$1,895,105	1,778,145	2,018,332	$286,563	306,235	305,012

Note 20:	Guarantor Subsidiaries

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

Consolidating Statement of Operations
Year Ended December 31, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$371,769	436,481	1,437,684	(350,830)	1,895,104
Cost of sales	265,058	311,568	1,042,455	(350,385)	1,268,696

Gross profit	106,711	124,913	395,229	(445)	626,408
Selling and administrative expenses	89,409	41,131	238,942	—	369,482
Other operating (income) expense, net	(20,452)	13,344	11,624	—	4,516

Operating income	37,754	70,438	144,663	(445)	252,410
Interest expense (income)	22,864	(14,143)	14,703	—	23,424
Other income, net	(1,121)	(377)	(1,367)	—	(2,865)

Income before income taxes	16,011	84,958	131,327	(445)	231,851
Provision for income taxes	10,951	46,778	(956)	124	56,897

Net income	5,060	38,180	132,283	(569)	174,954
Less: Net income attributable to noncontrolling interests	—	—	1,992	—	1,992

Net income attributable to Gardner Denver	$5,060	38,180	130,291	(569)	172,962

Consolidating Statement of Operations
Year Ended December 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$336,989	352,434	1,369,013	(280,291)	1,778,145
Cost of sales	241,854	258,644	1,014,680	(287,646)	1,227,532

Gross profit	95,135	93,790	354,333	7,355	550,613
Selling and administrative expenses	76,682	41,690	237,838	—	356,210
Other operating (income) expense, net	(17,511)	6,589	56,595	—	45,673
Impairment charges	48,516	12,488	201,396	—	262,400

Operating (loss) income	(12,552)	33,023	(141,496)	7,355	(113,670)
Interest expense (income)	13,135	(17,207)	32,557	—	28,485
Other income, net	(2,201)	(12)	(1,548)	—	(3,761)

(Loss) income before income taxes	(23,486)	50,242	(172,505)	7,355	(138,394)
Provision for income taxes	4,190	27,711	(9,365)	2,369	24,905

Net (loss) income	(27,676)	22,531	(163,140)	4,986	(163,299)
Less: Net income attributable to noncontrolling interests	—	—	1,886	—	1,886

Net (loss) income attributable to Gardner Denver	$(27,676)	22,531	(165,026)	4,986	(165,185)

Consolidating Statement of Operations
Year Ended December 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$407,936	499,812	1,394,098	(283,514)	2,018,332
Cost of sales	283,810	357,655	1,021,295	(282,718)	1,380,042

Gross profit	124,126	142,157	372,803	(796)	638,290
Selling and administrative expenses	80,994	55,184	212,399	—	348,577
Other operating (income) expense, net	(18,329)	7,465	40,847	—	29,983

Operating income	61,461	79,508	119,557	(796)	259,730
Interest expense (income)	23,524	(11,924)	13,883	—	25,483
Other expense (income), net	1,157	(18)	(1,889)	—	(750)

Income before income taxes	36,780	91,450	107,563	(796)	234,997
Provision for income taxes	7,473	42,087	18,614	(689)	67,485

Net income	29,307	49,363	88,949	(107)	167,512
Less: Net income attributable to noncontrolling interests	—	—	1,531	—	1,531

Net income attributable to Gardner Denver	$29,307	49,363	87,418	(107)	165,981

Consolidating Balance Sheet
December 31, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$27,725	—	129,304	—	157,029
Accounts receivable, net	56,129	66,819	246,912	—	369,860
Inventories, net	31,233	59,552	166,982	(16,282)	241,485
Deferred income taxes	21,888	62	8,191	4,487	34,628
Other current assets	3,589	3,967	17,979	—	25,535

Total current assets	140,564	130,400	569,368	(11,795)	828,537

Intercompany receivable (payable)	65,596	(55,402)	(10,194)	—	—
Investments in affiliates	839,218	186,314	41,297	(1,066,829)	—
Property, plant and equipment, net	51,786	47,156	187,621	—	286,563
Goodwill	76,680	190,722	304,394	—	571,796
Other intangibles, net	8,081	43,469	238,038	—	289,588
Other assets	51,373	172	5,903	(6,834)	50,614

Total assets	$1,233,298	542,831	1,336,427	(1,085,458)	2,027,098

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$29,845	—	7,383	—	37,228
Accounts payable and accrued liabilities	91,781	57,748	172,843	—	322,372

Total current liabilities	121,626	57,748	180,226	—	359,600

Long-term intercompany payable (receivable)	256,407	(340,249)	83,842	—	—
Long-term debt, less current maturities	237,200	75	13,407	—	250,682
Deferred income taxes	—	23,865	45,126	(6,834)	62,157
Other liabilities	89,480	772	74,734	—	164,986

Total liabilities	704,713	(257,789)	397,335	(6,834)	837,425

Stockholders’ equity:
Common stock	595	—	—	—	595
Capital in excess of par value	590,743	509,385	558,689	(1,066,829)	591,988
Retained earnings	134,061	274,337	307,967	(10,666)	705,699
Accumulated other comprehensive (loss) income	(14,270)	16,898	59,926	(1,129)	61,425
Treasury stock, at cost	(182,544)	—	—	—	(182,544)

Total Gardner Denver stockholders’ equity	528,585	800,620	926,582	(1,078,624)	1,177,163
Noncontrolling interests	—	—	12,510	—	12,510

Total stockholders’ equity	528,585	800,620	939,092	(1,078,624)	1,189,673

Total liabilities and stockholders’ equity	$1,233,298	542,831	1,336,427	(1,085,458)	2,027,098

Consolidating Balance Sheet
December 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$3,404	54	106,278	—	109,736
Accounts receivable, net	49,997	38,128	238,109	—	326,234
Inventories, net	29,907	56,049	155,874	(15,377)	226,453
Deferred income taxes	22,440	—	7,043	1,120	30,603
Other current assets	4,824	5,826	14,835	—	25,485

Total current assets	110,572	100,057	522,139	(14,257)	718,511

Intercompany (payable) receivable	(49,624)	36,969	12,655	—	—
Investments in affiliates	949,584	203,516	72,856	(1,225,956)	—
Property, plant and equipment, net	54,693	44,743	206,799	—	306,235
Goodwill	76,680	190,010	311,324	—	578,014
Other intangibles, net	8,890	44,724	260,796	—	314,410
Other assets	28,923	214	5,606	(12,865)	21,878

Total assets	$1,179,718	620,233	1,392,175	(1,253,078)	1,939,048

Liabilities and Stockholders’ Equity
Short-term borrowings and current maturities of long-term debt	$27,630	—	5,951	—	33,581
Accounts payable and accrued liabilities	59,701	48,330	185,195	(3,277)	289,949

Total current liabilities	87,331	48,330	191,146	(3,277)	323,530

Long-term intercompany payable (receivable)	162,211	(304,515)	142,304	—	—
Long-term debt, less current maturities	314,866	76	15,993	—	330,935
Deferred income taxes	—	24,995	55,669	(12,865)	67,799
Other liabilities	65,817	707	86,251	—	152,775

Total liabilities	630,225	(230,407)	491,363	(16,142)	875,039

Stockholders’ equity:
Common stock	586	—	—	—	586
Capital in excess of par value	557,626	587,521	639,542	(1,225,956)	558,733
Retained earnings	149,619	236,004	167,746	(10,097)	543,272
Accumulated other comprehensive (loss) income	(25,403)	27,115	81,685	(883)	82,514
Treasury stock, at cost	(132,935)	—	—	—	(132,935)

Total Gardner Denver stockholders’ equity	549,493	850,640	888,973	(1,236,936)	1,052,170
Noncontrolling interests	—	—	11,839	—	11,839

Total stockholders’ equity	549,493	850,640	900,812	(1,236,936)	1,064,009

Total liabilities and stockholders’ equity	$1,179,718	620,233	1,392,175	(1,253,078)	1,939,048

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2010

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$82,115	(1,018)	121,151	—	202,248

Cash flows from investing activities:
Capital expenditures	(6,152)	(10,290)	(16,597)	—	(33,039)
Net cash paid in business combinations	(90)	325	(12,377)	—	(12,142)
Disposals of property, plant and equipment	43	528	2,110	—	2,681
Other	(9,776)	(154)	9,930	—	—

Net cash used in investing activities	(15,975)	(9,591)	(16,934)	—	(42,500)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	64,259	10,720	(74,979)	—	—
Principal payments on short-term borrowings	(2,377)	—	(22,489)	—	(24,866)
Proceeds from short-term borrowings	2,485	—	24,428	—	26,913
Principal payments on long-term debt	(76,978)	(1)	(5,829)	—	(82,808)
Proceeds from long-term debt	8,000	—	34	—	8,034
Proceeds from stock option exercises	19,565	—	—	—	19,565
Excess tax benefits from stock-based compensation	3,057	—	138	—	3,195
Purchase of treasury stock	(49,400)	—	—	—	(49,400)
Dividends paid	(10,499)	—	—	—	(10,499)
Other	—	—	(992)	—	(992)

Net cash (used in) provided by financing activities	(41,888)	10,719	(79,689)	—	(110,858)

Effect of exchange rate changes on cash and equivalents	69	(164)	(1,502)	—	(1,597)

Increase (decrease) in cash and equivalents	24,321	(54)	23,026	—	47,293
Cash and equivalents, beginning of year	3,404	54	106,278	—	109,736

Cash and equivalents, end of year	$27,725	—	129,304	—	157,029

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2009

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$146,195	(22,850)	87,966	—	211,311

Cash flows from investing activities:
Capital expenditures	(9,894)	(6,456)	(26,416)	—	(42,766)
Net cash paid in business combinations	(81)	—	—	—	(81)
Disposals of property, plant and equipment	57	404	726	—	1,187
Other	97	(98)	(1)	—	(2)

Net cash used in investing activities	(9,821)	(6,150)	(25,691)	—	(41,662)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	40,853	28,359	(69,212)	—	—
Principal payments on short-term borrowings	(2,856)	—	(30,610)	—	(33,466)
Proceeds from short-term borrowings	1	—	25,017	—	25,018
Principal payments on long-term debt	(217,026)	—	(14,699)	—	(231,725)
Proceeds from long-term debt	40,500	—	11,669	—	52,169
Proceeds from stock option exercises	3,751	—	—	—	3,751
Excess tax benefits from stock-based compensation	477	—	2	—	479
Purchase of treasury stock	(867)	—	—	—	(867)
Debt issuance costs	(166)	—	—	—	(166)
Dividends paid	(2,608)	—	—	—	(2,608)
Other	(1)	—	(759)	—	(760)

Net cash (used in) provided by financing activities	(137,942)	28,359	(78,592)	—	(188,175)

Effect of exchange rate changes on cash and equivalents	2,846	(112)	4,793	—	7,527

Increase (decrease) in cash and equivalents	1,278	(753)	(11,524)	—	(10,999)
Cash and equivalents, beginning of year	2,126	807	117,802	—	120,735

Cash and equivalents, end of year	$3,404	54	106,278	—	109,736

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2008

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$97,715	8,060	172,024	—	277,799

Cash flows from investing activities:
Capital expenditures	(11,927)	(6,940)	(22,180)	—	(41,047)
Net cash paid in business combinations	(6,798)	615	(350,323)	—	(356,506)
Disposals of property, plant and equipment	28	533	1,675	—	2,236
Other	(331)	331	912	—	912

Net cash used in investing activities	(19,028)	(5,461)	(369,916)	—	(394,405)

Cash flows from financing activities:
Net change in long-term intercompany receivables/payables	(306,617)	384	306,233	—	—
Principal payments on short-term borrowings	(691)	—	(66,249)	—	(66,940)
Proceeds from short-term borrowings	2,396	42	62,482	—	64,920
Principal payments on long-term debt	(545,463)	—	(82,605)	—	(628,068)
Proceeds from long-term debt	853,864	43	23,223	—	877,130
Proceeds from stock option exercises	11,099	—	—	—	11,099
Excess tax benefits from stock-based compensation	8,252	—	271	—	8,523
Purchase of treasury stock	(100,919)	—	—	—	(100,919)
Debt issuance costs	(8,891)	—	—	—	(8,891)
Other	—	—	(1,258)	—	(1,258)

Net cash (used in) provided by financing activities	(86,970)	469	242,097	—	155,596

Effect of exchange rate changes on cash and equivalents	—	—	(11,177)	—	(11,177)

(Decrease) increase in cash and equivalents	(8,283)	3,068	33,028	—	27,813
Cash and equivalents, beginning of year	10,409	(2,261)	84,774	—	92,922

Cash and equivalents, end of year	$2,126	807	117,802	—	120,735

Note 21:	Quarterly Financial and Other Supplemental Information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2010	2009(1)	2010	2009(2)	2010	2009(3)	2010(4)	2009(5)

Revenues	$422,164	462,480	449,519	436,049	493,449	428,846	529,972	450,770
Gross profit	$133,807	140,611	151,600	130,536	160,322	135,195	180,679	144,271
Net income (loss) attributable to Gardner Denver	$31,958	(249,169)	37,334	27,399	46,575	19,417	57,095	37,168
Basic earnings (loss) per share	$0.61	(4.81)	0.71	0.53	0.89	0.37	1.09	0.71
Diluted earnings (loss) per share	$0.61	(4.81)	0.71	0.53	0.88	0.37	1.08	0.71
Common stock prices:
High	$46.14	25.90	53.66	30.49	54.57	36.22	71.26	43.82
Low	$37.04	17.22	42.37	21.11	43.41	22.18	52.17	31.64
Cash dividends declared per common share	$0.05	—	0.05	—	0.05	—	0.05	0.05

(1)	Results for the quarter ended March 31, 2009 reflect goodwill impairment charges of $265.0 million, restructuring charges of $7.9 million ($5.5 million after income taxes), $8.6 million of income tax expense associated with the write-off of deferred tax assets related to net operating losses recorded in connection with the acquisition of CompAir and the reversal of an income tax reserve related to a prior acquisition and related interest totaling $3.6 million.

(2)	Results for the quarter ended June 30, 2009 reflect restructuring charges of $19.8 million ($13.7 million after income taxes), a net impairment credit of $3.9 million before income taxes, and the reversal of deferred income tax liabilities totaling $11.6 million associated with a portion of the impairment charges recorded in the first six months of 2009.

(3)	Results for the quarter ended September 30, 2009 reflect restructuring charges of $12.6 million ($9.5 million after income taxes) and goodwill and other intangible asset impairment charges of $2.5 million.

(4)	Results for the quarter ended December 31, 2010 reflect corporate relocation and acquisition due diligence costs totaling $4.8 million ($3.7 million after income taxes).

(5)	Results for the quarter ended December 31, 2009 reflect restructuring charges of $5.9 million ($4.4 million after income taxes) and an impairment credit of $1.2 million.

Gardner Denver, Inc. common stock trades on the New York Stock Exchange under the ticker symbol “GDI”.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)), with the participation of the President and Chief Executive Officer and the Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).

Under the supervision and with the participation of the President and Chief Executive Officer and the Vice President and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is included in Item 8 “Financial Statements and Supplemental Data” of this Annual Report on Form 10-K.

Attestation Report of Registered Public Accounting Firm

The Report of Independent Registered Public Accounting Firm contained in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on form 10-K is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is included in Item 1, Part I, “Executive Officers of the Registrant” and is incorporated herein by reference from the definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act. In particular, the information concerning the Company’s directors and director nominees is contained under “Proposal 1 — Election of Directors,” “Nominees for Election at the Annual Meeting,” and “Directors Whose Terms of Office Will Continue After the Meeting;” the information concerning compliance with Section 16(a) is contained under “Section 16(a) Beneficial Ownership Reporting Compliance;” the information concerning the Company’s Code of Ethics and Business Conduct (the “Code”) is contained under “Part One: Corporate Governance;” and the information concerning the Company’s Audit Committee and the Company’s Audit Committee financial experts are contained under “Committees of the Board of Directors” of the Gardner Denver Proxy Statement for its 2011 Annual Meeting of Stockholders.

The Company’s policy regarding corporate governance and the Code are designed to promote the highest ethical standards in all of the Company’s business dealings. The Code reflects the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all Company employees, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and also the Company’s Directors. The Code is available on the Company’s Internet website at www.gardnerdenver.com and is available in print to any stockholder who requests a copy. Any amendment to or waivers of the Code will promptly be posted on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, the information related to executive compensation contained under “Part Three: Compensation Matters,” “Compensation of Directors,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the Gardner Denver Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders. The information in the Report of our Compensation Committee shall not be deemed to be “filed” with the SEC or subject to the liabilities of the Exchange Act, except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, the information contained under “Security Ownership of Management and Certain Beneficial Owners” of the Gardner Denver Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, information contained under “Director Independence” and “Relationships and Transactions” of the Gardner Denver Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, in particular, information contained under “Accounting Fees” of the Gardner Denver Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders.

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
Barry Pennypacker
President and Chief Executive Officer

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2011.

Signature	Title

/s/ Barry L. Pennypacker Barry L. Pennypacker	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ Michael M. Larsen Michael M. Larsen	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ David J. Antoniuk David J. Antoniuk	Vice President and Corporate Controller (Principal Accounting Officer)
* Michael C. Arnold	Director
* Donald G. Barger, Jr	Director
* Frank J. Hansen	Chairman of the Board of Directors
* Raymond R. Hipp	Director
* David D. Petratis	Director
* Diane K. Schumacher	Director
* Charles L. Szews	Director
* Richard L. Thompson	Director

*By	/s/ Brent A. Walters

Brent A. Walters
  Attorney-in-fact

GARDNER DENVER, INC.
INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Share Purchase Agreement, dated July 20, 2008, among Gardner Denver, Inc., Nicholas Sanders and certain other individuals named therein, Alchemy Partners (Guernsey) Limited and David Rimmer, filed as Exhibit 2.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.2	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and Invensys International Holdings Limited, filed as Exhibit 2.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.3	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and David Fisher, filed as Exhibit 2.3 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.4	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and John Edmunds, filed as Exhibit 2.4 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.5	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and Robert Dutnall, filed as Exhibit 2.5 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 3, 2006, and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Gardner Denver, Inc., filed as Exhibit 3.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 4, 2008, and incorporated herein by reference.
4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 21, 2005, and incorporated herein by reference.
4.2	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 29, 2009, between Gardner Denver, Inc. and Wells Fargo Bank, National Association as Rights Agent, filed as Exhibit 4.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 29, 2009, and incorporated herein by reference.
4.3	Form of Indenture by and among Gardner Denver, Inc., the Guarantors and The Bank of New York Trust Company, N.A., as trustee, including form of 8% notes due 2013 filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 4, 2005, and incorporated herein by reference.
10.0+	Credit Agreement, dated September 19, 2008, between Gardner Denver, Inc., Gardner Denver Holdings GmbH & Co. KG, GD First (UK) Limited, JPMorgan Chase Bank, N.A., individually and as LC Issuer, the Swing Line Lender and as Agent for the Lenders, Bank of America, N.A., individually and as the Syndication Agent, Mizuho Corporate Bank, Ltd. and U.S. Bank, National Association, individually and as Documentation Agents, J.P. Morgan Securities Inc., individually and as sole Lead Arranger and sole Book Runner, and the other Lenders named therein, filed as Exhibit 10.1 to Gardner Denver, Inc’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
10.1*	Gardner Denver, Inc. Executive Annual Bonus Plan, As Amended and Restated, filed as Exhibit 10.3 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.1.1*	Gardner Denver, Inc. Executive Annual Bonus Plan, filed as Appendix A to Gardner Denver Inc.’s proxy statement on Schedule 14A relating to the 2010 Annual Meeting of Stockholders of Gardner Denver, Inc., filed on March 17, 2010, and incorporated herein by reference.
10.2*	Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, January 1, 2008 Restatement, filed as Exhibit 99.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed December 19, 2007, and incorporated herein by reference.
10.2.1*	First Amendment to the Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, effective September 15, 2008, executed December 5, 2008.**

Exhibit No.	Description

10.2.2*	Second Amendment to the Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, effective December 10, 2009, executed December 10, 2009.**
10.3*	Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, amended and restated effective August 1, 2007, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference.
10.4*	Gardner Denver, Inc. Executive and Director Stock Repurchase Program, amended and restated effective July 24, 2007, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference.
10.5*	Gardner Denver, Inc. Long-Term Incentive Plan As Amended and Restated, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.6*	Form of Gardner Denver, Inc. Incentive Stock Option Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.
10.7*	Form of Gardner Denver, Inc. Non-Qualified Stock Option Agreement, filed as Exhibit 10.3 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.
10.8*	Form of Gardner Denver, Inc. Restricted Stock Units Agreement, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 24, 2010, and incorporated herein by reference.
10.9*	Form of Gardner Denver, Inc. Nonemployee Director Stock Option Agreement, filed as Exhibit 10.5 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.
10.10*	Form of Gardner Denver, Inc. Nonemployee Director Restricted Stock Units Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 24, 2010, and incorporated herein by reference.
10.11*	Form of Gardner Denver, Inc. Restricted Stock Agreement, filed as Exhibit 10.16 to Gardner Denver, Inc.’s Annual Report on Form 10-K, filed February 29, 2008, and incorporated herein by reference.
10.12*	Form of Restricted Stock Agreement for Nonemployee Directors, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed May 9, 2007, and incorporated herein by reference.
10.13*	Form of Gardner Denver, Inc. Long-Term Cash Bonus Award Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.14*	Amended and Restated Form of Indemnification Agreement between Gardner Denver, Inc. and its directors, officers or representatives, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Annual Report on Form 10-K, filed March 28, 2002, and incorporated herein by reference.
10.15*	Form of Executive Change in Control Agreement between Gardner Denver, Inc. and its President and Chief Executive Officer and its former Executive Vice President, Finance and Chief Financial Officer, filed as Exhibit 10.5 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.16*	Form of Executive Change in Control Agreement between Gardner Denver, Inc. and its executive officers, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.17*	Gardner Denver, Inc. Executive Retirement Planning Program Services, dated May 5, 2003, filed as Exhibit 10.15 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed August 8, 2003, and incorporated herein by reference.
10.18*	Offer Letter of Employment, dated December 21, 2007, between Gardner Denver, Inc. and Barry Pennypacker, filed as Exhibit 10.1 to Gardner Denver, Inc’s Current Report on Form 8-K, filed January 4, 2008, and incorporated herein by reference.
10.19*	Chairman Emeritus Agreement, dated May 2, 2008, between Gardner Denver, Inc. and Ross J. Centanni, filed as Exhibit 10 to Gardner Denver, Inc’s Quarterly Report on Form 10-Q, filed May 7, 2008, and incorporated herein by reference.

Exhibit No.	Description

10.20*	Retirement Agreement, dated January 6, 2009, between Gardner Denver, Inc. and Richard C. Steber, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 8, 2009, and incorporated herein by reference.
10.21*	Offer Letter of Employment, effective September 17, 2010, between Gardner Denver, Inc. and Michael M. Larsen, filed as Exhibit 10.1 to Gardner Denver, Inc’s Current Report on Form 8-K, filed September 23, 2010, and incorporated herein by reference.
10.22*	Offer Letter of Employment, dated August 1, 2008, between Gardner Denver, Inc. and Armando Castorena.**
10.23*	Offer Letter of Employment, dated July 29, 2009 between Gardner Denver, Inc. and Brent A. Walters.**
10.24*	Separation Agreement, dated November 3, 2010, between Gardner Denver, Inc. and Helen Cornell.**
10.25*	Restricted Stock Units Agreement, between Gardner Denver, Inc. and Helen Cornell. (included in Exhibit 10.24)
11	Statement re: Computation of Earnings Per Share, incorporated herein by reference to Note 11 “Stockholders’ Equity and Earnings (Loss) per Share” to the Company’s “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K.**
12	Ratio of Earnings to Fixed Charges.**
21	Subsidiaries of Gardner Denver, Inc.**
23	Consent of Independent Registered Public Accounting Firm.**
24	Power of Attorney.**
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS§	XBRL Instance Document
101.SCH§	XBRL Taxonomy Extension Schema Document
101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB§	XBRL Taxonomy Extension Label Linkbase Document
101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

The SEC File No. for documents incorporated by reference is 001-13215 except as noted.

+	The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon request.

*	Management contract or compensatory plan.

**	Filed herewith.

***	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

§	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.