Form 10-Q
period 2011-03-31
GARDNER DENVER INC
filed 2011-05-06
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-13215
GARDNER DENVER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0419383 (I.R.S. Employer Identification No.)
1500 Liberty Ridge Drive, Suite 3000
Wayne, Pennsylvania 19087
(Address of principal executive offices and Zip Code)
(610) 249-2000
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,280,052 shares of Common Stock, par value $0.01 per share, as of April 29, 2011.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GARDNER DENVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$531,853	$422,164
Cost of sales	347,397	288,357

Gross profit	184,456	133,807
Selling and administrative expenses	96,021	87,694
Other operating expense (income), net	1,612	(1,351)

Operating income	86,823	47,464
Interest expense	5,347	6,116
Other income, net	(962)	(635)

Income before income taxes	82,438	41,983
Provision for income taxes	22,539	9,730

Net income	59,899	32,253
Less: Net income attributable to noncontrolling interests	421	295

Net income attributable to Gardner Denver	$59,478	$31,958

Net earnings per share attributable to Gardner Denver common stockholders
Basic earnings per share	$1.14	$0.61

Diluted earnings per share	$1.13	$0.61

Cash dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$185,305	$157,029
Accounts receivable (net of allowance of $11,654 at March 31, 2011 and $11,531 at December 31, 2010)	398,736	369,860
Inventories, net	295,586	241,485
Deferred income taxes	30,881	34,628
Other current assets	31,177	25,535

Total current assets	941,685	828,537

Property, plant and equipment (net of accumulated depreciation of $353,309 at March 31, 2011 and $338,010 at December 30, 2010)	287,883	286,563
Goodwill	586,156	571,796
Other intangibles, net	297,091	289,588
Other assets	51,338	50,614

Total assets	$2,164,153	$2,027,098

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$37,622	$37,228
Accounts payable	183,539	143,331
Accrued liabilities	193,974	179,041

Total current liabilities	415,135	359,600

Long-term debt, less current maturities	245,721	250,682
Postretirement benefits other than pensions	13,408	13,678
Deferred income taxes	64,375	62,157
Other liabilities	147,453	151,308

Total liabilities	886,092	837,425

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,240,515 and 52,181,335 shares outstanding at March 31, 2011 and December 31, 2010, respectively	596	595
Capital in excess of par value	599,362	591,988
Retained earnings	762,557	705,699
Accumulated other comprehensive income	92,177	61,425
Treasury stock at cost; 7,351,869 and 7,268,653 shares at March 31, 2011 and December 31, 2010, respectively	(188,729)	(182,544)

Total Gardner Denver stockholders’ equity	1,265,963	1,177,163
Noncontrolling interests	12,098	12,510

Total stockholders’ equity	1,278,061	1,189,673

Total liabilities and stockholders’ equity	$2,164,153	$2,027,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows From Operating Activities
Net income	$59,899	$32,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,921	15,629
Foreign currency transaction loss (gain), net	1,245	(1,001)
Net loss (gain) on asset dispositions	716	(310)
Stock issued for employee benefit plans	476	971
Stock-based compensation expense	2,334	1,857
Excess tax benefits from stock-based compensation	(1,513)	(1,489)
Deferred income taxes	149	3,247
Changes in assets and liabilities:
Receivables	(19,907)	(14,798)
Inventories	(47,055)	(4,585)
Accounts payable and accrued liabilities	47,671	(6,545)
Other assets and liabilities, net	(11,091)	1,459

Net cash provided by operating activities	47,845	26,688

Cash Flows From Investing Activities
Capital expenditures	(8,030)	(4,759)
Disposals of property, plant and equipment	492	187
Other, net	(21)	—

Net cash used in investing activities	(7,559)	(4,572)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(6,595)	(3,505)
Proceeds from short-term borrowings	3,646	7,307
Principal payments on long-term debt	(6,578)	(24,711)
Proceeds from long-term debt	10	8,010
Proceeds from stock option exercises	3,037	7,339
Excess tax benefits from stock-based compensation	1,513	1,489
Purchase of treasury stock	(6,169)	(8,841)
Cash dividends paid	(2,622)	(2,624)
Other	(1,024)	(1,001)

Net cash used in financing activities	(14,782)	(16,537)

Effect of exchange rate changes on cash and cash equivalents	2,772	(2,492)

Net increase in cash and cash equivalents	28,276	3,087
Cash and cash equivalents, beginning of year	157,029	109,736

Cash and cash equivalents, end of period	$185,305	$112,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts and amounts described in millions)
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Gardner Denver, Inc. and its majority-owned subsidiaries (collectively referred to herein as “Gardner Denver” or the “Company”). Certain prior year balance sheet items have been reclassified to conform to the current year presentation. In consolidation, all significant intercompany transactions and accounts have been eliminated.
     The financial information presented as of any date other than December 31, 2010 has been prepared from the books and records of the Company without audit. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements.
     The unaudited interim condensed consolidated financial statements should be read in conjunction with the complete consolidated financial statements and notes thereto included in Gardner Denver’s Annual Report on Form 10-K for the year ended December 31, 2010.
     The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2010 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.
     Other than as specifically indicated in these “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2010.
New Accounting Standards
Recently Adopted Accounting Pronouncements
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under FASB Accounting Standards

Codification (“ASC”) 605-25, Revenue Recognition, Multiple-Element Arrangements. The revised guidance primarily provides two significant changes: (i) eliminates the need for objective and reliable evidence of fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (ii) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 was effective for fiscal years beginning on or after June 15, 2010. Adoption of this guidance in the first quarter of 2011 did not have a material effect on the Company’s results of operations, financial position and cash flows.
     In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This update requires the following new disclosures: (i) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and (ii) a reconciliation for fair value measurements using significant unobservable inputs (Level 3), including separate information about purchases, sales, issuance, and settlements. The update also clarifies existing requirements about fair value measurement disclosures and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the reconciliation of Level 3 activity, which was effective for the Company in the first quarter of 2011. See Note 11 “Hedging Activities and Fair Value Measurements” for the disclosures required by ASU 2010-06. Adoption of this guidance had no effect on the Company’s results of operations, financial position and cash flows.
Note 2. Restructuring
     In 2008, 2009 and 2010, the Company announced restructuring plans designed to address (i) rationalization of the Company’s manufacturing footprint, (ii) slowing global economic growth and the resulting deterioration in the Company’s end markets, (iii) integration of CompAir Holdings Limited (“CompAir”) into its existing operations and (iv) additional cost reductions and margin improvement initiatives. These plans included the closure and consolidation of manufacturing facilities in Europe and the U.S., and various voluntary and involuntary employee termination and relocation programs. Execution of these plans was substantively completed during 2010. The Company recorded additional charges during the three-month period of 2011 in connection with the continued rationalization of facilities and other cost reduction initiatives. Charges recorded in connection with these plans, in accordance with FASB ASC 420, Exit or Disposal Cost Obligations and FASB ASC 712, Compensation-Nonretirement Postemployment Benefits, are included in “Other operating expense (income), net” in the Condensed Consolidated Statements of Operations, and are summarized for the fiscal years ended December 31, 2009 and 2010 and the three-month period ended March 31, 2011 by reportable segment as follows:

	Industrial	Engineered Products
	Products Group	Group	Total
Fiscal year 2009	$25,791	$20,335	$46,126
Fiscal year 2010	3,687	(1,491)	2,196
Three months ended March 31, 2011	891	89	980

Total	$30,369	$18,933	$49,302

     The following table summarizes the activity in the restructuring accrual accounts:

	Termination
	Benefits	Other	Total
Balance as of December 31, 2010	$4,593	$1,450	$6,043
Charged to expense	384	596	980
Paid	(2,184)	(809)	(2,993)
Other, net	474	29	503

Balance as of March 31, 2011	$3,267	$1,266	$4,533

Note 3. Inventories
     Inventories as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
Raw materials, including parts and subassemblies	$197,004	$163,192
Work-in-process	55,490	38,419
Finished goods	59,148	54,898

	311,642	256,509
Excess of FIFO costs over LIFO costs	(16,056)	(15,024)

Inventories, net	$295,586	$241,485

Note 4. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill attributable to each business segment for the three-month period ended March 31, 2011, and the year ended December 31, 2010, are presented in the table below:

	Industrial	Engineered
	Products Group	Products Group	Total
Balance as of December 31, 2009	$256,824	$321,190	$578,014
Acquisitions	—	5,202	5,202
Foreign currency translation	(6,740)	(4,680)	(11,420)

Balance as of December 31, 2010	250,084	321,712	571,796
Foreign currency translation	6,613	7,747	14,360

Balance as of March 31, 2011	$256,697	$329,459	$586,156

     The net goodwill balances as of March 31, 2011 and December 31, 2010 and 2009 reflect cumulative impairment charges of $252.5 million and zero for the Industrial Products and Engineered Products Groups, respectively.
     The $5.2 million increase in goodwill related to acquisitions in 2010 was associated with the valuation of ILMVAC GmbH (“ILMVAC”).

     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	March 31, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists and relationships	$124,377	$(33,048)	$118,844	$(29,973)
Acquired technology	98,321	(56,641)	94,689	(53,224)
Trade names	57,547	(9,445)	55,320	(8,621)
Other	7,523	(3,667)	7,344	(3,424)
Unamortized intangible assets:
Trade names	112,124	—	108,633	—

Total other intangible assets	$399,892	$(102,801)	$384,830	$(95,242)

     Amortization of intangible assets for the three-month periods ended March 31, 2011 and 2010 was $4.3 million and $4.5 million, respectively. Amortization of intangible assets held as of March 31, 2011 is anticipated to be approximately $16.8 million annually in 2012 through 2015 based upon exchange rates as of March 31, 2011. The increase in the carrying amount of identifiable assets other than goodwill between December 31, 2010 and March 31, 2011 was due primarily to the effect of changes in foreign currency exchange rates.
Note 5. Accrued Liabilities
Accrued liabilities as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
Salaries, wages and related fringe benefits	$49,716	$50,540
Taxes	35,730	25,367
Advance payments on sales contracts	40,157	39,026
Product warranty	21,033	19,100
Other	47,338	45,008

Total accrued liabilities	$193,974	$179,041

     A reconciliation of the changes in the accrued product warranty liability for the three-month periods ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$19,100	$19,312
Product warranty accruals	6,732	5,590
Settlements	(5,308)	(6,201)
Effect of foreign currency translation	509	(567)

Balance at end of period	$21,033	$18,134

Note 6. Pension and Other Postretirement Benefits
     The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$262	$272	$7	$4
Interest cost	897	965	2,970	2,964	193	249
Expected return on plan assets	(1,054)	(885)	(2,757)	(2,625)	—	—
Recognition of:
Unrecognized prior service cost	—	—	9	6	(15)	(25)
Unrecognized net actuarial loss (gain)	308	359	219	256	(318)	(325)

Net periodic benefit cost (income)	151	439	703	873	(133)	(97)
FASB ASC 715-30 curtailment gain	—	—	—	(837)	—	—

Total net periodic benefit cost (income)	$151	$439	$703	$36	$(133)	$(97)

Note 7. Debt
     The Company’s debt at March 31, 2011 and December 31, 2010 is summarized as follows:

	March 31,	December 31,
	2011	2010
Short-term debt	$5,111	$7,440

Long-term debt:
Credit Line, due 2013 (1)	$—	$—
Term Loan, denominated in U.S. dollars, due 2013 (2)	71,538	75,000
Term Loan, denominated in euros (“EUR”), due 2013 (3)	65,978	65,250
Senior Subordinated Notes at 8%, due 2013 (4)	125,000	125,000
Secured Mortgages (5)	7,762	7,322
Capitalized leases and other long-term debt	7,954	7,898

Total long-term debt, including current maturities	278,232	280,470
Current maturities of long-term debt	32,511	29,788

Total long-term debt, less current maturities	$245,721	$250,682

(1)	The loans under this facility may be denominated in U.S. dollars (“USD”) or several foreign currencies. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency.

(2)	The interest rate for this loan varies with prime, federal funds and/or LIBOR. At March 31, 2011, this rate was 2.3% and averaged 2.3% for the three-month period ended March 31, 2011.

(3)	The interest rate for this loan varies with LIBOR. At March 31, 2011, this rate was 2.9% and averaged 2.8% for the three-month period ended March 31, 2011.

(4)	On March 23, 2011, the Company issued notice to redeem all $125.0 million in aggregate principal amount outstanding of its Senior Subordinated Notes at 8%, plus accrued and unpaid interest to, but not including, the date of redemption. The redemption occurred on May 2, 2011. See Note 17 “Subsequent Events.”

(5)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €5,476 at March 31, 2011. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

Note 8. Stock-Based Compensation
     The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations and the realized excess tax benefits included in the consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Selling and administrative expenses	$2,334	$1,857

Total stock-based compensation expense included in operating expenses	$2,334	$1,857

Income before income taxes	(2,334)	(1,857)
Provision for income taxes	659	607

Net income	$(1,675)	$(1,250)

Net cash provided by operating activities	$(1,513)	$(1,489)
Net cash used in financing activities	$1,513	$1,489
Stock Option Awards
     A summary of the Company’s stock option activity for the three-month period ended March 31, 2011 is presented in the following table (underlying shares in thousands):

				Weighted-
		Outstanding		Average
		Weighted-	Aggregate	Remaining
		Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Life
Outstanding at December 31, 2010	863	$32.69
Granted	166	$75.79
Exercised	(102)	$29.92
Forfeited	—	$—
Expired or canceled	—	$—

Outstanding at March 31, 2011	927	$40.64	$34,675	4.8 years

Exercisable at March 31, 2011	493	$31.37	$23,013	3.7 years
     The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at March 31, 2011 multiplied by the number of in-the-money stock options. The weighted-average estimated grant-date fair value of employee stock options granted during the three-month period ended March 31, 2011 was $28.16.
     The total pre-tax intrinsic values of stock options exercised during the three-month periods ended March 31, 2011 and 2010 were $4.5 million and $6.3 million, respectively. Pre-tax unrecognized stock-based compensation expense for stock options, net of estimated forfeitures, was $5.8 million as of March 31, 2011 and will be recognized as expense over a weighted-average period of 2.4 years.
Valuation Assumptions
     The fair value of each stock option grant under the Company’s Amended and Restated Long-Term Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for the periods indicated are noted in the table below:

	Three Months Ended
	March 31,
	2011	2010
Assumptions:
Risk-free interest rate	2.0%	2.3%
Dividend yield	0.3%	0.5%
Volatility factor	44	43
Expected life (in years)	4.4	4.8
Restricted Share Awards
     A summary of the Company’s restricted share award activity for the three-month period ended March 31, 2011 is presented in the following table (underlying shares in thousands):

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	(per share)
Nonvested at December 31, 2010	161	$35.13
Granted	30	$75.32
Vested	(34)	$35.88
Forfeited	—	$—

Nonvested at March 31, 2011	157	$42.73

     The restricted shares granted in the three-month period of 2011 were valued at the market close price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted share awards, net of estimated forfeitures, was $3.5 million as of March 31, 2011, which will be recognized as expense over a weighted-average period of 2.2 years. The total fair value of restricted share awards that vested during the three-month periods of 2011 and 2010 was $2.5 million and $0.2 million, respectively.
Note 9. Stockholders’ Equity and Earnings Per Share
     In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. During the three-month period ended March 31, 2011, the Company repurchased 72 thousand shares under this program at a total cost of $5.3 million.

     The following table details the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2011 and 2010 (shares in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income attributable to Gardner Denver	$59,478	$31,958
Weighted average shares of common stock outstanding:
Basic	52,207	52,245
Effect of stock-based compensation awards	427	440

Diluted	52,634	52,685

Earnings Per Share:
Basic	$1.14	$0.61

Diluted	$1.13	$0.61

     For the three-month periods ended March 31, 2011 and 2010, respectively, anti-dilutive equity-based awards to purchase 82 thousand and 129 thousand weighted-average shares of common stock were outstanding. Antidilutive equity-based awards outstanding were not included in the computation of diluted earnings per common share.
Note 10. Accumulated Other Comprehensive Income (Loss)
     The Company’s other comprehensive income (loss) consists of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations, (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and certain hedges of foreign subsidiaries, (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes, and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes.

     The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

			Unrealized
	Cumulative		Gains		Accumulated
	Currency	Foreign	(Losses) on	Pension and	Other
	Translation	Currency Gains	Cash Flow	Postretirement	Comprehensive
	Adjustment(1)	(Losses)	Hedges	Benefit Plans	Income
Balance at December 31, 2009	$134,573	$(21,319)	$(250)	$(30,490)	$82,514
Before tax (loss) income	(38,820)	8,920	(706)	287	(30,319)
Income tax effect	—	297	268	(84)	481

Other comprehensive (loss) income	(38,820)	9,217	(438)	203	(29,838)

Balance at March 31, 2010	$95,753	$(12,102)	$(688)	$(30,287)	$52,676

Balance at December 31, 2010	$69,282	$19,095	$(933)	$(26,019)	$61,425
Before tax income (loss)	31,245	3,524	404	(669)	34,504
Income tax effect	—	(3,527)	(154)	(71)	(3,752)

Other comprehensive income (loss)	31,245	(3)	250	(740)	30,752

Balance at March 31, 2011	$100,527	$19,092	$(683)	$(26,759)	$92,177

(1)	Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.
     The Company’s comprehensive income (loss) for the three-month periods ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010
Net income attributable to Gardner Denver	$59,478	$31,958
Other comprehensive income (loss)	30,752	(29,838)

Comprehensive income attributable to Gardner Denver	90,230	2,120

Net income attributable to noncontrolling interests	421	295
Other comprehensive income (loss)	192	(723)

Comprehensive income (loss) attributable to noncontrolling interests	613	(428)

Total comprehensive income	$90,843	$1,692

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
     The Company’s exposure to interest rate risk results primarily from its borrowings of $283.3 million at March 31, 2011. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions.
     A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the U.S. in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. The USD, EUR, British pound sterling (“GBP”), and Chinese yuan (“CNY”) are the principal currencies in which the Company and its subsidiaries enter into transactions. The Company is exposed to the impacts of changes in foreign currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD.
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
     In accordance with FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”), the Company records its derivatives as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives are recognized either in net income or in other comprehensive income, depending on the designated purpose of the derivative. All cash flows associated with derivatives are classified as operating cash flows in the Condensed Consolidated Statements of Cash Flows. It is the Company’s policy not to speculate in derivative instruments.
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

     The following tables summarize the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets:

	March 31, 2011
			Asset	Liability
		Notional	Derivatives	Derivatives
	Balance Sheet Location	Amount(1)	Fair Value(1)	Fair Value(1)
Derivatives designated as hedging instruments under FASB ASC 815
Interest rate swap contracts	Other liabilities	$78,349	$—	$1,157

Derivatives not designated as hedging instruments under FASB ASC 815
Foreign currency forwards	Current liabilities	$118,023	$770	$1,798

	December 30, 2010
			Asset	Liability
		Notional	Derivatives	Derivatives
	Balance Sheet Location	Amount(1)	Fair Value(1)	Fair Value(1)
Derivatives designated as hedging instruments under FASB ASC 815
Interest rate swap contracts	Other liabilities	$76,742	$—	$1,560

Derivatives not designated as hedging instruments under FASB ASC 815
Foreign currency forwards	Accrued liabilities	$113,871	$709	$1,884

(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.

     Gains and losses on derivatives designated as cash flow hedges in accordance with FASB ASC 815 included in the Condensed Consolidated Statement of Operations for the three-month periods ended March 31, 2011 and 2010, respectively, are as presented in the table below:

	Three Months Ended
	March 31,
Interest rate swap contracts(1)	2011	2010
Amount of gain or (loss) recognized in AOCI on derivatives (effective portion)	$(282)	$(1,087)
Amount of gain or (loss) reclassified from AOCI into income (effective portion)	122	(381)
Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	—	—

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in the interest expense line on the face of the Condensed Consolidated Statements of Operations.
     At March 31, 2011, the Company is the fixed rate payor on three interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $50.0 million and €20.0 million of the Company’s LIBOR-based variable rate borrowings. These contracts carry fixed rates ranging from 1.8% to 2.2% and have expiration dates ranging from 2012 to 2013. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. Based on LIBOR-based swap yield curves as of March 31, 2011, the Company expects to reclassify losses of $1.2 million out of AOCI into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding at March 31, 2011 were $71.5 million and €46.5 million.
     There were 48 foreign currency forward contracts outstanding as of March 31, 2011 with notional amounts ranging from $0.1 million to $9.7 million. The Company has not designated any forward contracts as hedging instruments. The majority of these contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in foreign currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the other operating expense (income), net, line on the face of the Condensed Consolidated Statements of Operations. The Company recorded net losses of $0.4 million and net gains of $3.2 million during the three-month periods ended March 31, 2011 and 2010, respectively, relating to foreign currency forward contracts outstanding during all or part of each period. Total net foreign currency gains or losses reported in other operating expense were losses of $1.2 million and gains of $1.0 million for the three-month periods ended March 31, 2011 and 2010, respectively.
     As of March 31, 2010, the Company had designated approximately €14.0 million of its term loan denominated in EUR as a hedge of its net investment in subsidiaries with EUR functional currencies. Accordingly, changes in the fair value of this debt due to changes in the USD to EUR exchange rate have been recorded through other comprehensive income. The portion of the EUR term loan designated as a net investment hedge as of March 31, 2011 and December 31, 2010 was €0. During the three-month periods ended March 31, 2011 and 2010, the Company recorded gains of zero and $1.0 million, net of tax, respectively, through other comprehensive income. As of March 31, 2011 and December 31, 2010, the net balances of such gains and losses included in accumulated other comprehensive income were losses of $5.1 million, net of tax.

Fair Value Measurements
     The Company’s financial instruments consist primarily of cash equivalents, trade receivables, trade payables, deferred compensation assets and obligations, derivatives and debt instruments. The book values of these instruments, other than the Senior Subordinated Notes, are a reasonable estimate of their respective fair values.
     The Senior Subordinated Notes outstanding are carried at cost. Their estimated fair value was approximately $125.9 million as of March 31, 2011 based upon non-binding market quotations that were corroborated by observable market data (Level 2). See Note 17 “Subsequent Events.”
     The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards (1)	$—	$770	$—	$770
Trading securities held in deferred compensation plan (2)	8,722	—	—	8,722

Total	$8,722	$770	$—	$9,492

Financial Liabilities
Foreign currency forwards (1)	$—	$1,798	$—	$1,798
Interest rate swaps (3)	—	1,157	—	1,157
Phantom stock plan (4)	—	5,515	—	5,515
Deferred compensation plan (5)	8,722	—	—	8,722

Total	$8,722	$8,470	$—	$17,192

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.

(2)	Based on the observable price of publicly traded mutual funds which, in accordance with FASB ASC 710, Compensation – General, are classified as “Trading” securities and accounted for using the mark-to-market method.

(3)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of March 31, 2011. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(4)	Based on the price of the Company’s common stock.

(5)	Based on the fair value of the investments in the deferred compensation plan.
Note 12. Income Taxes
     As of March 31, 2011, the total balance of unrecognized tax benefits was $3.9 million compared with $4.5 million at December 31, 2010. The decrease in the balance was primarily due to a settlement of the 2003, 2004, and most of the tax items in the 2005 tax audits in Germany, and the reversal of a German and United Kingdom reserve due to the statute expiring. The unrecognized tax benefits at March 31, 2011 include $4.9 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized, of which $2.0 million would be offset by a reduction of a corresponding deferred tax asset. The Company does not expect any significant changes to its unrecognized tax benefits within the next twelve months.
     The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize such interest expense and penalties as part of the provision for income taxes. The Company’s income tax liabilities at March 31, 2011 include approximately $0.7 million of accrued interest and $0.3 million of penalties.
     The Company’s U.S. federal income tax returns for the tax years 2008 and 2009 are under examination by the Internal Revenue Service. The examination was initiated during the quarter ending September 30, 2010. As of the date of this report, the examination has not identified any material changes. The statutes of limitations for the U.S. state tax returns are open beginning with the 2006 tax year, except for three states for which the statutes have been extended, beginning with the 2003 tax year for one state and the 2006 tax year for two states.
     The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction. The Company’s significant operations outside the U.S. are located in China, the United Kingdom and Germany. In Germany, the Company is finalizing the remaining tax audit for the 2005 tax year. Tax years 2006 and beyond remain subject to potential examination. As of the date of this report, the examinations have not identified any material changes. In China and the United Kingdom, tax years prior to 2006 are closed. In addition, audits are being conducted in other various countries. To date, no material adjustments have been proposed as a result of these audits.
     The provision for income taxes was $22.5 million and the effective tax rate was 27.3% in the first quarter of 2011, compared to $9.7 million and 23.2%, respectively, in the first quarter of 2010. The year over year increase in the effective tax rate reflects a higher proportion of taxable income in the U.S. in 2011 compared to 2010.
Note 13. Supplemental Information
     The components of other operating expense (income), net, and supplemental cash flow information are as follows:

	Three Months Ended
	March 31,
	2011	2010
Other Operating Expense (Income), Net
Foreign currency losses (gains), net	$1,245	$(1,001)
Restructuring charges, net (1)	980	1,354
Other, net	(613)	(1,704)

Total other operating expense (income), net	$1,612	$(1,351)

Supplemental Cash Flow Information
Cash taxes paid	$13,979	$8,512
Interest paid	2,009	3,435

(1)	See Note 2 “Restructuring.”

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
     The Company believes that the pending and future asbestos and silica lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, due to inherent uncertainties of litigation and because future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case, or other inability to collect from the Company’s historical insurers or indemnitors could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operations or liquidity. However, at this time, based on presently available information, the Company views this possibility as remote.

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
     The Company has an accrued liability on its balance sheet to the extent costs are known or can be reasonably estimated for its remaining financial obligations for these matters. Based on currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to the sites discussed above.
Note 15. Guarantor Subsidiaries
     The Company’s obligations under its 8% Senior Subordinated Notes due 2013 (the “Notes”) are jointly and severally, fully and unconditionally guaranteed by certain wholly-owned domestic subsidiaries of the Company (the “Guarantor Subsidiaries”). The Company’s subsidiaries that do not guarantee the Notes are referred to as the “Non-Guarantor Subsidiaries.” The guarantor condensed consolidating financial data below presents the statements of operations, balance sheets and statements of cash flows data (i) for Gardner Denver, Inc. (the “Parent Company”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis (which is derived from Gardner Denver’s historical reported financial information); (ii) for the Parent Company alone (accounting for its Guarantor Subsidiaries and Non-Guarantor Subsidiaries on a cost basis under which the investments are recorded by each entity owning a portion of another entity at historical cost); (iii) for the Guarantor Subsidiaries alone; and (iv) for the Non-Guarantor Subsidiaries alone.
     On March 23, 2011, the Company announced that it had issued a notice to redeem all $125.0 million in aggregate principal amount outstanding of the Notes. The Notes were redeemed on May 2, 2011 for a total of $125.0 million, consisting of the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption. See Note 17 “Subsequent Events.”

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2011

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$111,991	$127,131	$389,580	$(96,849)	$531,853
Cost of sales	75,806	87,365	279,153	(94,927)	347,397

Gross profit	36,185	39,766	110,427	(1,922)	184,456
Selling and administrative expenses	23,980	10,407	61,634	—	96,021
Other operating expense (income), net	4,052	(5,511)	3,071	—	1,612

Operating income	8,153	34,870	45,722	(1,922)	86,823
Interest expense (income)	5,637	(3,767)	3,477	—	5,347
Other income, net	(290)	(2)	(670)	—	(962)

Income before income taxes	2,806	38,639	42,915	(1,922)	82,438
Provision for income taxes	1,116	14,760	7,392	(729)	22,539

Net income	1,690	23,879	35,523	(1,193)	59,899
Less: Net income attributable to noncontrolling interests	—	—	421	—	421

Net income attributable to Gardner Denver	$1,690	$23,879	$35,102	$(1,193)	$59,478

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$74,452	$98,070	$328,343	$(78,701)	$422,164
Cost of sales	54,804	73,446	238,147	(78,040)	288,357

Gross profit	19,648	24,624	90,196	(661)	133,807
Selling and administrative expenses	19,749	10,014	57,931	—	87,694
Other operating (income) expense, net	(2,328)	2,225	(1,248)	—	(1,351)

Operating income	2,227	12,385	33,513	(661)	47,464
Interest expense (income)	5,880	(3,770)	4,006	—	6,116
Other income, net	(405)	(4)	(226)	—	(635)

(Loss) income before income taxes	(3,248)	16,159	29,733	(661)	41,983
Provision for income taxes	(744)	5,527	5,169	(222)	9,730

Net (loss) income	(2,504)	10,632	24,564	(439)	32,253
Less: Net income attributable to noncontrolling interests	—	—	295	—	295

Net (loss) income attributable to Gardner Denver	$(2,504)	$10,632	$24,269	$(439)	$31,958

Condensed Consolidating Balance Sheet
March 31, 2011

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$64,603	$—	$120,702	$—	$185,305
Accounts receivable, net	64,072	70,208	264,456	—	398,736
Inventories, net	37,886	73,760	202,427	(18,487)	295,586
Deferred income taxes	20,287	—	6,568	4,026	30,881
Other current assets	3,054	3,891	24,232	—	31,177

Total current assets	189,902	147,859	618,385	(14,461)	941,685

Intercompany receivable (payable)	13,371	(3,971)	(9,400)	—	—
Investments in affiliates	830,658	186,313	41,297	(1,058,268)	—
Property, plant and equipment, net	51,525	47,586	188,772	—	287,883
Goodwill	76,680	190,722	318,754	—	586,156
Other intangibles, net	8,056	43,143	245,892	—	297,091
Other assets	49,903	340	6,447	(5,352)	51,338

Total assets	$1,220,095	$611,992	$1,410,147	$(1,078,081)	$2,164,153

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$31,964	$—	$5,658	$—	$37,622
Accounts payable and accrued liabilities	94,035	85,452	199,296	(1,270)	377,513

Total current liabilities	125,999	85,452	204,954	(1,270)	415,135

Long-term intercompany payable (receivable)	260,941	(322,642)	61,701	—	—
Long-term debt, less current maturities	231,464	75	14,182	—	245,721
Deferred income taxes	—	23,819	45,908	(5,352)	64,375
Other liabilities	83,431	789	76,641	—	160,861

Total liabilities	701,835	(212,507)	403,386	(6,622)	886,092

Stockholders’ equity:
Common stock	596	—	—	—	596
Capital in excess of par value	598,117	500,824	558,689	(1,058,268)	599,362
Retained earnings	133,129	298,217	343,070	(11,859)	762,557
Accumulated other comprehensive (loss) income	(24,853)	25,458	92,904	(1,332)	92,177
Treasury stock, at cost	(188,729)	—	—	—	(188,729)

Total Gardner Denver stockholders’ equity	518,260	824,499	994,663	(1,071,459)	1,265,963
Noncontrolling interests	—	—	12,098	—	12,098

Total stockholders’ equity	518,260	824,499	1,006,761	(1,071,459)	1,278,061

Total liabilities and stockholders’ equity	$1,220,095	$611,992	$1,410,147	$(1,078,081)	$2,164,153

Condensed Consolidating Balance Sheet
December 31, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$27,725	$—	$129,304	$—	$157,029
Accounts receivable, net	56,129	66,819	246,912	—	369,860
Inventories, net	31,233	59,552	166,982	(16,282)	241,485
Deferred income taxes	21,888	62	8,191	4,487	34,628
Other current assets	3,589	3,967	17,979	—	25,535

Total current assets	140,564	130,400	569,368	(11,795)	828,537

Intercompany receivable (payable)	65,596	(55,402)	(10,194)	—	—
Investments in affiliates	839,218	186,314	41,297	(1,066,829)	—
Property, plant and equipment, net	51,786	47,156	187,621	—	286,563
Goodwill	76,680	190,722	304,394	—	571,796
Other intangibles, net	8,081	43,469	238,038	—	289,588
Other assets	51,373	172	5,903	(6,834)	50,614

Total assets	$1,233,298	$542,831	$1,336,427	$(1,085,458)	$2,027,098

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$29,845	$—	$7,383	$—	$37,228
Accounts payable and accrued liabilities	91,781	57,748	172,843	—	322,372

Total current liabilities	121,626	57,748	180,226	—	359,600

Long-term intercompany payable (receivable)	256,407	(340,249)	83,842	—	—
Long-term debt, less current maturities	237,200	75	13,407	—	250,682
Deferred income taxes	—	23,865	45,126	(6,834)	62,157
Other liabilities	89,480	772	74,734	—	164,986

Total liabilities	704,713	(257,789)	397,335	(6,834)	837,425

Stockholders’ equity:
Common stock	595	—	—	—	595
Capital in excess of par value	590,743	509,385	558,689	(1,066,829)	591,988
Retained earnings	134,061	274,337	307,967	(10,666)	705,699
Accumulated other comprehensive (loss) income	(14,270)	16,898	59,926	(1,129)	61,425
Treasury stock, at cost	(182,544)	—	—	—	(182,544)

Total Gardner Denver stockholders’ equity	528,585	800,620	926,582	(1,078,624)	1,177,163
Noncontrolling interests	—	—	12,510	—	12,510

Total stockholders’ equity	528,585	800,620	939,092	(1,078,624)	1,189,673

Total liabilities and stockholders’ equity	$1,233,298	$542,831	$1,336,427	$(1,085,458)	$2,027,098

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used In) Operating Activities	$43,158	$(18,705)	$23,392	$—	$47,845

Cash Flows From Investing Activities
Capital expenditures	(2,145)	(2,569)	(3,316)	—	(8,030)
Net cash paid in business combinations	(21)	—	—	—	(21)
Disposals of property, plant and equipment	9	267	216	—	492

Net cash used in investing activities	(2,157)	(2,302)	(3,100)	—	(7,559)

Cash Flows From Financing Activities
Net change in long-term intercompany receivables/payables	7,546	21,013	(28,559)	—	—
Principal payments on short-term borrowings	(883)	—	(5,712)	—	(6,595)
Proceeds from short-term borrowings	—	—	3,646	—	3,646
Principal payments on long-term debt	(6,578)	—	—	—	(6,578)
Proceeds from long-term debt	—	—	10	—	10
Proceeds from stock option exercises	3,037	—	—	—	3,037
Excess tax benefits from stock-based compensation	1,513	—	—	—	1,513
Purchase of treasury stock	(6,169)	—	—	—	(6,169)
Cash dividends paid	(2,622)	—	—	—	(2,622)
Other	—	—	(1,024)	—	(1,024)

Net cash (used in) provided by financing activities	(4,156)	21,013	(31,639)	—	(14,782)

Effect of exchange rate changes on cash and cash equivalents	33	(6)	2,745	—	2,772

Net increase (decrease) in cash and cash equivalents	36,878	—	(8,602)	—	28,276
Cash and cash equivalents, beginning of year	27,725	—	129,304	—	157,029

Cash and cash equivalents, end of period	$64,603	$—	$120,702	$—	$185,305

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010

			Non-
	Parent	Guarantor	Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used In) Operating Activities	$21,612	$(9,628)	$14,704	$—	$26,688

Cash Flows From Investing Activities
Capital expenditures	(881)	(614)	(3,264)	—	(4,759)
Disposals of property, plant and equipment	29	12	146	—	187
Other	170	(170)	—	—	—

Net cash used in investing activities	(682)	(772)	(3,118)	—	(4,572)

Cash Flows From Financing Activities
Net change in long-term intercompany receivables/payables	3,082	10,350	(13,432)	—	—
Principal payments on short-term borrowings	(633)	—	(2,872)	—	(3,505)
Proceeds from short-term borrowings	—	—	7,307	—	7,307
Principal payments on long-term debt	(24,362)	—	(349)	—	(24,711)
Proceeds from long-term debt	8,000	—	10	—	8,010
Proceeds from stock option exercises	7,339	—	—	—	7,339
Excess tax benefits from stock-based compensation	1,463	—	26	—	1,489
Purchase of treasury stock	(8,841)	—	—	—	(8,841)
Cash dividends paid	(2,624)	—	—	—	(2,624)
Other	—	—	(1,001)	—	(1,001)

Net cash (used in) provided by financing activities	(16,576)	10,350	(10,311)	—	(16,537)

Effect of exchange rate changes on cash and cash equivalents	42	—	(2,534)	—	(2,492)

Net increase (decrease) in cash and cash equivalents	4,396	(50)	(1,259)	—	3,087
Cash and cash equivalents, beginning of year	3,404	54	106,278	—	109,736

Cash and cash equivalents, end of period	$7,800	$4	$105,019	$—	$112,823

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

     The following table provides financial information by business segment for the three-months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Industrial Products Group
Revenues	$286,210	$246,394
Operating income	30,802	19,553
Operating income as a percentage of revenues	10.8%	7.9%

Engineered Products Group
Revenues	$245,643	$175,770
Operating income	56,021	27,911
Operating income as a percentage of revenues	22.8%	15.9%

Reconciliation of Segment Results to Consolidated Results
Total segment operating income	$86,823	$47,464
Interest expense	5,347	6,116
Other income, net	(962)	(635)

Consolidated income before income taxes	$82,438	$41,983

Note 17. Subsequent Events
     On March 23, 2011, the Company announced that it had issued a notice to redeem all $125.0 million in aggregate principal amount of its outstanding Senior Subordinated Notes at 8% due 2013 (the “Notes”). The Notes were redeemed on May 2, 2011 for a total of $125.0 million, consisting of the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption. The Company financed the redemption using available cash and borrowings under its revolving credit facility. In the second quarter of 2011, the Company will recognize a loss of approximately $0.8 million (consisting of unamortized debt issuance costs) on the early extinguishment of this debt.
     On April 20, 2011, the Company announced that it had reached an agreement with the minority shareholders of its two joint ventures in China, Shanghai CompAir Compressor Co. Ltd. and Shanghai CompAir-Dalong High Pressure Equipment Co. Ltd., to acquire all of their equity interests in these entities, representing 49 percent and 40 percent of the two entities, respectively. The purchase price is RMB 122.0 million (approximately $18.7 million based on exchange rates at the date of the agreement). The transaction is currently expected to close during the third quarter of 2011 and will be accounted for by the Company as an equity transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, including the financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

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

Results of Operations
Performance during the Quarter Ended March 31, 2011 Compared with the Quarter Ended March 31, 2010
Revenues
     Revenues increased $109.7 million, or 26%, to $531.9 million in the three-month period ended March 31, 2011, compared to $422.2 million in the three-month period of 2010. This increase was attributable to higher volume in both segments ($89.5 million, or 21%), price increases ($9.1 million, or 2%), favorable changes in foreign currency exchange rates ($6.7 million, or 2%) and the acquisition of ILMVAC in the third quarter of 2010 ($4.4 million, or 1%).
     Revenues in the Industrial Products Group increased $39.8 million, or 16%, to $286.2 million in the first quarter of 2011, compared to $246.4 million in the first quarter of 2010. This increase reflects higher volume (12%), price increases (2%) and favorable changes in foreign currency exchange rates (2%). The volume increase was attributable to improvement in demand for OEM products, compressors and aftermarket parts and services on a global basis. Strong growth was experienced in all major geographic regions, particularly in the Americas and in Asia.
     Revenues in the Engineered Products Group increased $69.9 million, or 40%, to $245.7 million in the first quarter of 2011, compared to $175.8 million in the first quarter of 2010. This increase reflects higher volume (33%), price increases (3%), the acquisition of ILMVAC (3%) and favorable changes in foreign currency exchange rates (1%). The volume increase reflected strong demand for drilling and well servicing pumps, medical OEM products and loading arms.
Gross Profit
     Gross profit increased $50.7 million, or 38%, to $184.5 million in the three-month period ended March 31, 2011, compared to $133.8 million in the three-month period of 2010, and as a percentage of revenues was 34.7% in 2011, compared to 31.7% in 2010. The increase in gross profit primarily reflects the volume increases discussed above, favorable product mix, cost reductions and favorable changes in foreign currency exchange rates. The improvement in gross profit as a percentage of revenues was due primarily to the benefits of operational improvements, cost reductions, volume leverage and favorable product mix.
Selling and Administrative Expenses
     Selling and administrative expenses increased $8.3 million, or 9%, to $96.0 million in the first quarter of 2011, compared to $87.7 million in the first quarter of 2010. This increase reflects higher compensation and benefit expenses, unfavorable changes in foreign currency exchange rates ($1.2 million) and the acquisition of ILMVAC ($1.0 million), partially offset by cost reductions. As a percentage of revenues, selling and administrative expenses improved to 18.1% in the first quarter of 2011 compared to 20.8% in the first quarter of 2010, primarily as a result of cost reductions and leverage from higher revenues.

Other Operating Expense (Income), Net
     Other operating expense, net, of $1.6 million in the first quarter of 2011 compares to other operating income, net, of $1.4 million in the first quarter of 2010. Net foreign currency losses of $1.2 million recorded in the first quarter of 2011 reflected the effect of the weakening of the USD against primarily the EUR and GBP on the Company’s financial instruments denominated in the EUR and GBP. Net foreign currency gains of $1.0 million recorded in the first quarter of 2010 reflected the effect of the strengthening of the USD against those currencies. Results in 2010 also reflected an insurance settlement received in the first quarter.
Operating Income
     Operating income of $86.8 million in the first quarter of 2011 increased $39.3 million, or 83%, compared to $47.5 million in the first quarter of 2010. Operating income as a percentage of revenues in the first quarter of 2011 was 16.3% compared to 11.2% in the first quarter of 2010. This improvement was due primarily to incremental profitability on revenue growth, favorable product mix and the benefits of operational improvements previously implemented. Charges associated with profit improvement initiatives and other items totaled $1.7 million, or 0.3% of revenues, in 2011 and $1.1 million, or 0.3% of revenues, in 2010.
     The Industrial Products Group generated segment operating income and segment operating margin of $30.8 million and 10.8%, respectively, in the first quarter of 2011, compared to $19.6 million and 7.9%, respectively, in the first quarter of 2010 (see Note 16 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated operating income). The year over year improvement in operating income and operating margin was primarily attributable to incremental profit on revenue growth and cost reductions. Charges associated with profit improvement initiatives and other items totaled $1.4 million, or 0.5% of revenues, in 2011 and $0.9 million, or 0.4% of revenues, in 2010.
     The Engineered Products Group generated segment operating income and segment operating margin of $56.0 million and 22.8%, respectively, in the first quarter of 2011, compared to $27.9 million and 15.9%, respectively, in the first quarter of 2010 (see Note 16 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated operating income). The year over year improvement in operating income and operating margin was primarily attributable to incremental profit on revenue growth, favorable product mix and cost reductions. Charges associated with profit improvement initiatives and other items totaled $0.3 million, or 0.1% of revenues, in 2011 and $0.1 million, or 0.1% of revenues, in 2010.
Interest Expense
     Interest expense of $5.3 million in the first quarter of 2011 decreased $0.8 million from $6.1 million in the first quarter of 2010 due primarily to lower average borrowings in the first quarter of 2011 compared to the first quarter of 2010, partially offset by a higher weighted average interest rate in 2011. The weighted average interest rate, including the amortization of debt issuance costs, increased to 7.5% in the first quarter of 2011 compared to 6.9% in the first quarter of 2010 due primarily to the greater relative weight of the fixed interest rate on the Company’s 8% Senior Subordinated Notes.

Provision for Income Taxes
     The provision for income taxes was $22.5 million and the effective tax rate was 27.3% in the first quarter of 2011, compared to $9.7 million and 23.2%, respectively, in the first quarter of 2010. The year over year increase in the provision reflects higher taxable income, and the increase in the effective tax rate reflects a higher proportion of taxable income in the U.S. in 2011 compared to 2010.
Net Income Attributable to Gardner Denver
     Net income attributable to Gardner Denver of $59.5 million and diluted earnings per share (“DEPS”) of $1.13 in the first quarter of 2011 compares with net income attributable to Gardner Denver and DEPS of $32.0 million and $0.61, respectively, in the first quarter of 2010. This improvement reflects the net effect of the operating income, interest expense and income tax factors discussed above. Results in the first quarter of 2011 included charges for profit improvement initiatives and other items totaling $1.2 million after income taxes, or $0.02 on a diluted per share basis. Results in the first quarter of 2010 included net charges for profit improvement initiatives and other items totaling $0.8 million after income taxes, or $0.01 on a diluted per share basis.
Outlook
     In general, the Company believes that demand for products in its Industrial Products Group tends to correlate with the rate of total industrial capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Capacity utilization rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product around the world. The significant contraction in manufacturing capacity utilization in the U.S. and Europe, which began in 2008, has resulted in lower demand for capital equipment, such as compressor packages, as existing equipment remained idle. The Company believes there have been recent improvements in global capacity utilization rates, and that capacity utilization will continue to improve gradually.
     In the first quarter of 2011, orders in the Industrial Products Group increased $45.7 million, or 16%, to $323.5 million, compared to $277.8 million in the first quarter of 2010. This increase reflected on-going improvement in demand for OEM products, compressors and aftermarket parts and services, with growth realized in all major geographic regions ($41.3 million, or 14%), and the favorable effect of changes in foreign currency exchange rates ($4.4 million, or 2%). Order backlog for the Industrial Products Group increased 20% to $255.0 million as of March 31, 2011 from $211.7 million at December 31, 2010 due primarily to the growth in orders as discussed above ($36.5 million, or 17%) and the favorable effect of changes in foreign currency exchange rates ($6.8 million, or 3%). Order backlog for the Industrial Products Group as of March 31, 2011 increased 21% compared to $210.5 million as of March 31, 2010, due primarily to the growth in orders ($34.7 million, or 16%) and favorable changes in foreign currency exchange rates ($9.8 million, or 5%). The Company currently expects that continued gradual improvement in capacity utilization rates will result in higher demand for products and services in its Industrial Products Group, particularly for replacement opportunities and aftermarket parts and services. It also expects that marginal expansion of customer plants will drive demand for compressors and vacuum products.

     Orders in the Engineered Products Group increased 39% to $288.4 million in the first quarter of 2011, compared to $207.5 million in the first quarter of 2010, due to strong demand for drilling and well servicing pumps and medical OEM products ($74.4 million, or 36%), the acquisition of ILMVAC ($3.8 million, or 2%) and the favorable effect of changes in foreign currency exchange rates ($2.7 million, or 1%). Order backlog for the Engineered Products Group increased 15% to $392.1 million as of March 31, 2011 from $341.8 million at December 31, 2010 due primarily to the growth in orders ($42.2 million, or 13%) and the favorable effect of changes in foreign currency exchange rates ($8.1 million, or 2%). Order backlog for the Engineered Products Group as of March 31, 2011 increased 71% compared to $229.3 million as of March 31, 2010, primarily as a result of the growth in orders ($150.3 million, or 65%), the favorable effect of changes in foreign currency exchange rates ($10.9 million, or 5%) and the acquisition of ILMVAC ($1.6 million, or 1%). Orders for products in the Engineered Products Group have historically corresponded to demand for petrochemical products and been influenced by prices for oil and natural gas, and rig count, among other factors, which the Company cannot predict. Revenues for Engineered Products depend more on existing backlog levels than revenues for Industrial Products. Many of these products are used in process applications, such as oil and gas refining and chemical processing, which are industries that typically experience increased demand very late in economic cycles. Improving backlog during the preceding six months has provided the Company with better visibility into the demand for the remainder of 2011. The Company currently anticipates that demand for well servicing pumps and aftermarket fluid ends will remain strong during 2011 compared to 2010. The Company also expects shipments of drilling pumps to remain steady based on its anticipation of a stable rig count for the remainder of the year.
     Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, order backlog is not necessarily indicative of future revenue levels.
Liquidity and Capital Resources
Operating Working Capital
     During the three-month period ended March 31, 2011, net working capital (defined as total current assets less total current liabilities) increased to $526.6 million from $468.9 million at December 31, 2010. Operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $27.8 million to $316.8 million from $289.0 million at December 31, 2010 due to higher accounts receivable ($28.9 million) and inventory ($54.1 million), partially offset by higher accounts payable ($40.2 million) and accrued liabilities ($15.0 million). The increase in accounts receivable was due primarily to higher revenues, the timing of shipments within the first quarter and the effect of changes in foreign currency exchange rates ($9.0 million). Days sales in receivables increased to 67 at March 31, 2011 from 64 at December 31, 2010 due primarily to the timing of shipments within the first quarter, and were down from 71 days at March 31, 2010. The increase in inventory primarily reflects growth attributable to increases in both orders and backlog during the first three months of 2011 and the effect of changes in foreign currency exchange rates ($7.0 million). Inventory turns were 4.7 in the first quarter of 2011, compared with 5.8 in the fourth quarter of 2010 and 5.2 in the first quarter of 2010. The impact of growth in orders and backlog was partially offset by productivity improvements. The increase in accounts payable and accrued liabilities was due primarily to the timing of payments to vendors, higher accrued income taxes and product warranty, and higher customer advance payments.

Cash Flows
     Cash provided by operating activities of $47.8 million in the three-month period of 2011 increased $21.1 million from $26.7 million in the comparable period of 2010. This improvement was primarily due to higher net income (excluding non-cash charges for depreciation and amortization and unrealized foreign currency transaction gains and losses) and lower cash used by operating working capital in 2011 compared to 2010. Operating working capital used cash of $19.3 million in 2011 and $25.9 million in 2010. Cash used in accounts receivable of $19.9 million and $14.8 million in 2011 and 2010, respectively, reflected increased sales and the timing of shipments within the quarter in both periods. Cash used in inventory of $47.1 million and $4.6 million in 2011 and 2010, respectively, reflected the growth in orders and backlog during the three-month period of each year. Accounts payable and accrued expenses generated cash of $47.7 million in 2011 and used cash of $6.5 million in 2010. The year over year improvement was due primarily to the timing of payments to vendors in 2011 and higher employee termination benefit payments in 2010.
     Net cash used in investing activities of $7.6 million and $4.6 million in the three-month periods of 2011 and 2010, respectively, consisted primarily of capital expenditures on assets intended to increase production output to meet improving demand and reduce costs. The Company currently expects capital expenditures to total approximately $45 million for the full year 2011. As a result of the Company’s application of lean principles, non-capital or less capital-intensive solutions are often utilized in process improvement initiatives and capital replacement. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.
     Net cash used in financing activities of $14.8 million in the three-month period of 2011 compares with $16.5 million used in the three-month period of 2010. Cash provided by operating activities was used for net repayments of short-term and long-term borrowings totaling $9.5 million in the three-month period of 2011 and $12.9 million in the three-month period of 2010. Cash used for the repurchase of shares of the Company’s common stock totaled $6.2 million and $8.8 million in 2011 and 2010, respectively, including shares exchanged or surrendered in connection with its stock option plans of $0.9 million in 2011 and $0.2 million in 2010. Cash dividends paid were $2.6 million ($0.05 per common share) in both years.
Share Repurchase Program
     In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock, of which approximately 2.1 million shares remain available for repurchase as of March 31, 2011.
Liquidity
     The Company’s debt to total capital ratio (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 18.1% as of March 31, 2011 compared to 19.5% as of December 31, 2010. This decrease primarily reflects a $4.6 million net decrease in borrowings between these two dates.
     The Company’s primary cash requirements include working capital, capital expenditures, principal and interest payments on indebtedness, cash dividends on its common stock, selective acquisitions and any stock repurchases. The Company’s primary sources of funds are its ongoing net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At March 31, 2011, the Company had cash and cash equivalents of $185.3 million, of which $2.9 million was pledged to financial institutions as collateral to support issued standby letters of credit and similar instruments. The Company also had $295.4 million of unused availability under its Revolving Line of Credit at March 31, 2011. Based on the Company’s financial position at March 31, 2011 and its pro-forma results of operations for the twelve months then ended, the unused availability under its Revolving Line of Credit would not have been limited by the financial ratio covenants in the 2008 Credit Agreement (as described below).
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
     The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25% with respect to floating rate loans. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s consolidated total debt to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. The applicable margin percentage over LIBOR was adjusted down during the third quarter of 2010. At March 31, 2011, the applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.0% with respect to the term loans and 1.65% with respect to loans under the Revolving Line of Credit, and the applicable margin percentage over the base rate was 0.75% with respect to floating rate loans.
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
     The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of March 31, 2011, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.
     The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.
     The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $11.5 million, $25.4 million and $34.6 million in fiscal years 2011 through 2013, respectively. The Euro Term Loan requires quarterly principal payments aggregating approximately €7.5 million, €16.5 million and €22.5 million in fiscal years 2011 through 2013, respectively.
     The Revolving Line of Credit also matures on October 15, 2013. Loans under this facility may be denominated in USD or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement.
     The Company issued $125.0 million of 8% Senior Subordinated Notes (the “Notes”) in 2005. The Notes had a fixed annual interest rate of 8% and were guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). On March 23, 2011, the Company announced that it had issued a notice to redeem all $125.0 million in aggregate principal amount of the Notes. The Notes were redeemed on May 2, 2011 for a total of $125.0 million, consisting of the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption. The Company financed the redemption using $55.0 million of available cash and $70.0 million of borrowings under its Revolving Line of Credit. Availability under the Company’s Revolving Line of Credit on May 2, 2011, subsequent to the redemption, was $226.5 million. Management currently believes that the Company’s liquidity position, including available cash and availability under the Revolving Line of Credit, is adequate.
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
Contractual Obligations and Commitments
     The following table and accompanying disclosures summarize the Company’s significant contractual obligations at March 31, 2011 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payments Due by Period
		Balance			After
(Dollars in millions)	Total	of 2011	2012-2013	2014 2015	2015
Contractual Cash Obligations

Debt (1)	$275.5	$153.0	$118.8	$0.8	$2.9
Estimated interest payments (1) (2)	31.3	9.8	15.3	2.5	3.7
Capital leases	7.8	0.7	0.9	2.8	3.4
Operating leases	88.0	20.5	34.2	15.9	17.4
Purchase obligations (3)	307.7	298.6	9.1	—	—

Total	$710.3	$482.6	$178.3	$22.0	$27.4

(1)	The redemption price, consisting of the principal and accrued and unpaid interest, totaling $125.0 million, of the 8% Senior Subordinated Notes is presented as a 2011 payment based on the Company’s redemption of these Notes on May 2, 2011.

(2)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.

(3)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of March 31, 2011. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.
     The above table does not include the Company’s total pension and other postretirement benefit liabilities and net deferred income tax liabilities recognized on the consolidated balance sheet as of March 31, 2011 because such liabilities, due to their nature, do not represent expected liquidity needs. There have not been material changes to such liabilities or the Company’s minimum pension funding obligations other than as disclosed in Note 6 “Pension and Other Postretirement Benefits” and Note 12 “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. Also please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
     In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of March 31, 2011, the Company had $73.3 million in such instruments outstanding and had pledged $2.9 million of cash to the issuing financial institutions as collateral for such instruments.
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
Critical Accounting Policies and Estimates
     Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s 2010 Annual Report on Form 10-K, filed on February 28, 2011, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting polices during the quarter ended March 31, 2011.
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
     These risks, uncertainties and other factors include, but are not limited to: (1) the Company’s exposure to the risks associated with future global economic down turns, which may negatively impact its revenues, liquidity, suppliers and customers; (2) exposure to cycles in specific markets, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s industrial products; (3) the risks associated with competition in the Company’s market segments, particularly the pricing of the Company’s products; (4) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly copper, aluminum, iron casting and other metal suppliers; (5) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the USD, the EUR, the GBP and the CNY); (6) the risks associated with the potential loss of key customers for petroleum products and the potential resulting negative impact on the Company’s profitability and cash flows; (7) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (8) the risks that the Company will not realize the expected financial benefits from potential future restructuring actions; (9) the ability to attract and retain quality executive management and other key personnel; (10) the risk that communication or information systems failure may disrupt the Company’s business and result in financial loss and liability to its customers; (11) the ability to avoid employee work stoppages and other labor difficulties; (12) the risks associated with potential changes in shale oil and gas regulation; (13) the risks associated with pending asbestos and silica personal injury lawsuits; (14) the risk of non-compliance with U.S. and foreign laws and regulations applicable to the Company’s international operations, including the U.S. Foreign Corrupt Practices Act and other similar laws; (15) the risks associated with environmental compliance costs and liabilities, including the compliance costs and liabilities of future climate change regulations; (16) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; (17) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of the Company’s total assets, are impaired; (18) risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (19) the ability to continue to identify and complete strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; and (20) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets. The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
     Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of March 31, 2011 and December 31, 2010, are summarized in Note 11 “Hedging Activities and Fair Value Measurements” in the “Notes to Consolidated Financial Statements.”
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
Interest Rate Risk
     The Company’s exposure to interest rate risk results primarily from its borrowings of $283.3 million at March 31, 2011. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. The interest rates on approximately 75% of the Company’s borrowings were effectively fixed as of March 31, 2011. If the relevant LIBOR amounts for all of the Company’s borrowings had been 100 basis points higher than actual in the three-month period of 2011, the Company’s interest expense would have increased by $0.2 million.
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
     The Company is exposed to the impacts of changes in currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD. Of the Company’s total net assets of $1,278.1 million at March 31, 2011, approximately $886.6 million was denominated in currencies other than the USD. Borrowings by the Company’s non-U.S. subsidiaries at March 31, 2011 totaled $19.8 million, and the Company’s consolidated borrowings denominated in currencies other than the USD totaled $85.8 million. Fluctuations due to changes in currency exchange rates in the value of non-USD borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.
     The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At March 31, 2011, the notional amount of open forward currency contracts was $118.0 million and their aggregate fair value was a liability of $1.0 million.
     To illustrate the impact of currency exchange rates on the Company’s financial results, the Company’s operating income for the three-month period of 2011 would have decreased by approximately $4.6 million if the USD had been 10% more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.
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
     In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the President and Chief Executive Officer and the Vice President and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions is included under Note 14 “Contingencies” to the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
     For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and (ii) the “Cautionary Statement Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, which are incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the three months ended March 31, 2011 are listed in the following table.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased(1)	Paid per Share(2)	or Programs(3)	Programs(3)
January 1, 2011 — January 31, 2011	—	—	—	2,176,987
February 1, 2011 — February 28, 2011	11,993	75.83	—	2,176,987
March 1, 2011 — March 31, 2011	72,000	73.04	72,000	2,104,987

Total	83,993	73.44	72,000	2,104,987

(1)	Includes shares exchanged or surrendered in connection with the exercise or vesting of equity awards under Gardner Denver’s Amended and Restated Long-Term Incentive Plan.

(2)	Excludes commissions.

(3)	In November 2008, the Board of Directors authorized the Company to acquire up to 3.0 million shares of its common stock. As of March 31, 2011, 895,013 shares had been repurchased under this repurchase program.
Item 6. Exhibits
     See the list of exhibits in the Index to Exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC. (Registrant)
Date: May 5, 2011	By:	/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

Date: May 5, 2011	By:	/s/ Michael M. Larsen
Michael M. Larsen
Vice President and Chief Financial Officer

Date: May 5, 2011	By:	/s/ David J. Antoniuk
David J. Antoniuk
Vice President and Corporate Controller (Principal Accounting Officer)

GARDNER DENVER, INC.
INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 3, 2006, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Gardner Denver, Inc., filed as Exhibit 3.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 4, 2008, and incorporated herein by reference.

4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 21, 2005, and incorporated herein by reference.

4.2	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 29, 2009, between Gardner Denver, Inc. and Wells Fargo Bank, National Association as Rights Agent, filed as Exhibit 4.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 29, 2009, and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

§	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.