Form 10-Q
period 2011-06-30
GARDNER DENVER INC
filed 2011-08-05
CIK 916459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-13215
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

Large accelerated filer ☑	Accelerated filer☐	Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,326,949 shares of Common Stock, par value $0.01 per share, as of July 29, 2011.

GARDNER DENVER, INC.

Page
PART I — FINANCIAL INFORMATION

Item 1 Financial Statements	3
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3 Quantitative and Qualitative Disclosures About Market Risk	39
Item 4 Controls and Procedures	41

PART II — OTHER INFORMATION

Item 1 Legal Proceedings	42
Item 1A Risk Factors	42
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 5 Other Information	42
Item 6 Exhibits	43

SIGNATURES	44

INDEX TO EXHIBITS	45
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
GARDNER DENVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$610,693	$449,519	$1,142,546	$871,683
Cost of sales	400,425	297,919	747,822	586,276

Gross profit	210,268	151,600	394,724	285,407
Selling and administrative expenses	105,009	91,745	201,030	179,439
Other operating expense, net	6,087	3,268	7,699	1,917

Operating income	99,172	56,587	185,995	104,051
Interest expense	3,934	6,062	9,281	12,178
Other expense (income), net	279	(2)	(683)	(637)

Income before income taxes	94,959	50,527	177,397	92,510
Provision for income taxes	27,263	12,603	49,802	22,333

Net income	67,696	37,924	127,595	70,177
Less: Net income attributable to noncontrolling interests	575	590	996	885

Net income attributable to Gardner Denver	$67,121	$37,334	$126,599	$69,292

Net earnings per share attributable to Gardner Denver common stockholders
Basic earnings per share	$1.28	$0.71	$2.42	$1.33

Diluted earnings per share	$1.27	$0.71	$2.40	$1.31

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$121,347	$157,029
Accounts receivable (net of allowance of $12,052 at June 30, 2011 and $11,531 at December 31, 2010)	445,812	369,860
Inventories, net	299,470	241,485
Deferred income taxes	34,053	34,628
Other current assets	31,719	25,535

Total current assets	932,401	828,537

Property, plant and equipment (net of accumulated depreciation of $362,198 at June 30, 2011 and $338,010 at December 31, 2010)	295,672	286,563
Goodwill	591,636	571,796
Other intangibles, net	299,721	289,588
Other assets	66,123	50,614

Total assets	$2,185,553	$2,027,098

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$38,010	$37,228
Accounts payable	206,796	143,331
Accrued liabilities	203,689	179,041

Total current liabilities	448,495	359,600

Long-term debt, less current maturities	148,308	250,682
Postretirement benefits other than pensions	13,110	13,678
Deferred income taxes	64,101	62,157
Other liabilities	145,952	151,308

Total liabilities	819,966	837,425

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,315,578 and 52,181,335 shares outstanding at June 30, 2011 and December 31, 2010, respectively	597	595
Capital in excess of par value	603,165	591,988
Retained earnings	827,059	705,699
Accumulated other comprehensive income	110,765	61,425
Treasury stock at cost; 7,344,984 and 7,268,653 shares at June 30, 2011 and December 31, 2010, respectively	(188,869)	(182,544)

Total Gardner Denver stockholders’ equity	1,352,717	1,177,163
Noncontrolling interests	12,870	12,510

Total stockholders’ equity	1,365,587	1,189,673

Total liabilities and stockholders’ equity	$2,185,553	$2,027,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$127,595	$70,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,191	30,348
Foreign currency transaction loss (gain), net	2,589	(628)
Net loss on asset dispositions	1,140	629
Stock issued for employee benefit plans	697	1,863
Stock-based compensation expense	4,262	3,022
Excess tax benefits from stock-based compensation	(2,237)	(1,903)
Deferred income taxes	(939)	(4,754)
Changes in assets and liabilities:
Receivables	(61,498)	(36,234)
Inventories	(47,318)	(10,762)
Accounts payable and accrued liabilities	71,059	6,629
Other assets and liabilities, net	(11,037)	9,230

Net cash provided by operating activities	114,504	67,617

Cash Flows From Investing Activities
Capital expenditures	(20,980)	(12,338)
Disposals of property, plant and equipment	1,124	1,154
Net cash paid in business combinations	(2,325)	(8)

Net cash used in investing activities	(22,181)	(11,192)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(10,527)	(11,804)
Proceeds from short-term borrowings	5,886	12,984
Principal payments on long-term debt	(186,309)	(43,410)
Proceeds from long-term debt	82,575	8,016
Proceeds from stock option exercises	4,918	9,712
Excess tax benefits from stock-based compensation	2,237	1,903
Purchase of treasury stock	(6,169)	(17,864)
Cash dividends paid	(5,237)	(5,246)
Acquisition of noncontrolling interests	(18,806)	—
Other	(1,024)	(996)

Net cash used in financing activities	(132,456)	(46,705)

Effect of exchange rate changes on cash and cash equivalents	4,451	(8,318)

Net (decrease) increase in cash and cash equivalents	(35,682)	1,402
Cash and cash equivalents, beginning of year	157,029	109,736

Cash and cash equivalents, end of period	$121,347	$111,138

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
     The results of operations for the six-month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2010 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.
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
     In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.
Note 2. Restructuring
     In 2008, 2009 and 2010, the Company announced restructuring plans designed to address (i) rationalization of the Company’s manufacturing footprint, (ii) slowing global economic growth and the resulting deterioration in the Company’s end markets, (iii) integration of CompAir Holdings Limited (“CompAir”) into its existing operations and (iv) additional cost reductions and margin improvement initiatives. These plans included the closure and consolidation of manufacturing facilities in Europe and the U.S., and various voluntary and involuntary employee termination and relocation programs. Execution of these plans was substantively completed during 2010. The Company recorded additional charges during the six-month period of 2011 in connection with the continued rationalization of facilities and other cost reduction initiatives. Charges recorded in connection with these plans, in accordance with FASB ASC 420, Exit or Disposal Cost Obligations and FASB ASC 712, Compensation-Nonretirement Postemployment Benefits, are included in “Other operating expense, net” in the Condensed Consolidated Statements of Operations, and are summarized for the fiscal years ended December 31, 2009 and 2010 and the six-month period ended June 30, 2011 by reportable segment as follows:

		Engineered
	Industrial	Products
	Products Group	Group	Total
Fiscal year 2009	$25,791	$20,335	$46,126
Fiscal year 2010	3,687	(1,491)	2,196
Six months ended June 30, 2011	3,571	392	3,963

Total	$33,049	$19,236	$52,285

     The following table summarizes the activity in the restructuring accrual accounts:

	Termination
	Benefits	Other	Total
Balance as of December 31, 2010	$4,593	$1,450	$6,043
Charged to expense	3,279	684	3,963
Paid	(4,333)	(1,193)	(5,526)
Other, net	667	40	707

Balance as of June 30, 2011	$4,206	$981	$5,187

Note 3. Inventories
     Inventories as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
Raw materials, including parts and subassemblies	$199,511	$163,192
Work-in-process	54,315	38,419
Finished goods	61,731	54,898

	315,557	256,509
Excess of FIFO costs over LIFO costs	(16,087)	(15,024)

Inventories, net	$299,470	$241,485

Note 4. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill attributable to each business segment for the six-month period ended June 30, 2011, and the year ended December 31, 2010, and cumulative impairment charges are presented in the table below:

	Industrial	Engineered
	Products Group	Products Group	Total
Balance as of December 31, 2009	$256,824	$321,190	$578,014
Acquisitions	—	5,202	5,202
Foreign currency translation	(6,740)	(4,680)	(11,420)

Balance as of December 31, 2010	250,084	321,712	571,796
Foreign currency translation	9,126	10,714	19,840

Balance as of June 30, 2011	$259,210	$332,426	$591,636

Cumulative goodwill impairment charges (1)	$252,533	$—	$252,533

(1)	Based on exchange rates at the date of the charge.
     The $5.2 million increase in goodwill related to acquisitions in 2010 was associated with the valuation of ILMVAC GmbH (“ILMVAC”).
     The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	June 30, 2011		December 31, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists and relationships	$126,701	$(35,658)	$118,844	$(29,973)
Acquired technology	101,235	(57,678)	94,689	(53,224)
Trade names	58,528	(10,094)	55,320	(8,621)
Other	7,110	(3,962)	7,344	(3,424)
Unamortized intangible assets:
Trade names	113,539	—	108,633	—

Total other intangible assets	$407,113	$(107,392)	$384,830	$(95,242)

     Amortization of intangible assets for the three and six-month periods ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Intangible asset amortization expense	$4,510	$4,249	$8,851	$8,788
     Amortization of intangible assets held as of June 30, 2011 is anticipated to be approximately $17.0 million annually in 2012 through 2015 based upon exchange rates as of June 30, 2011. The increase in the carrying amount of identifiable assets other than goodwill between December 31, 2010 and June 30, 2011 was due primarily to the effect of changes in foreign currency exchange rates and the acquisition of certain technology during the second quarter of 2011.
Note 5. Accrued Liabilities
Accrued liabilities as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
Salaries, wages and related fringe benefits	$57,751	$50,540
Taxes	32,977	25,367
Advance payments on sales contracts	43,689	39,026
Product warranty	23,531	19,100
Other	45,741	45,008

Total accrued liabilities	$203,689	$179,041

     A reconciliation of the changes in the accrued product warranty liability for the three and six-month periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$21,033	$18,134	$19,100	$19,312
Product warranty accruals	8,234	5,360	14,966	10,950
Settlements	(5,964)	(5,784)	(11,272)	(11,985)
Effect of foreign currency translation	228	(704)	737	(1,271)

Balance at end of period	$23,531	$17,006	$23,531	$17,006

Note 6. Pension and Other Postretirement Benefits
     The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$276	$252	$8	$4
Interest cost	897	965	3,066	2,808	193	249
Expected return on plan assets	(1,054)	(885)	(2,829)	(2,509)	—	—
Recognition of:
Unrecognized prior service cost	—	—	10	6	(15)	(25)
Unrecognized net actuarial loss (gain)	308	359	224	238	(318)	(325)
FASB ASC 715-30 curtailment gain	—	—	—	—	—	—

Total net periodic benefit cost (income)	$151	$439	$747	$795	$(132)	$(97)

	Six Months Ended June 30,
	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$538	$524	$15	$8
Interest cost	1,794	1,930	6,036	5,772	386	498
Expected return on plan assets	(2,108)	(1,770)	(5,586)	(5,134)	—	—
Recognition of:
Unrecognized prior service cost	—	—	19	12	(30)	(50)
Unrecognized net actuarial loss (gain)	616	718	443	494	(636)	(650)
FASB ASC 715-30 curtailment gain	—	—	—	(837)	—	—

Total net periodic benefit cost (income)	$302	$878	$1,450	$831	$(265)	$(194)

Note 7. Debt
     The Company’s debt at June 30, 2011 and December 31, 2010 is summarized as follows:

	June 30,	December 31,
	2011	2010
Short-term debt	$2,951	$7,440

Long-term debt:
Credit Line, due 2013 (1)	$35,000	$—
Term Loan, denominated in U.S. dollars (“USD”), due 2013 (2)	68,077	75,000
Term Loan, denominated in euros (“EUR”), due 2013 (3)	64,233	65,250
Senior Subordinated Notes at 8%, due 2013 (4)	—	125,000
Secured Mortgages (5)	7,610	7,322
Capitalized leases and other long-term debt	8,447	7,898

Total long-term debt, including current maturities	183,367	280,470
Current maturities of long-term debt	35,059	29,788

Total long-term debt, less current maturities	$148,308	$250,682

(1)	The loans under this facility may be denominated in USD or several foreign currencies. The interest rates under the facility are based on prime, federal funds and/or LIBOR for the applicable currency. At June 30, 2011, the applicable rate was 1.8% and averaged 2.1% for the six-month period ended June 30, 2011.

(2)	The interest rate for this loan varies with prime, federal funds and/or LIBOR. At June 30, 2011, the applicable rate was 2.2% and averaged 2.3% for the six-month period ended June 30, 2011.

(3)	The interest rate for this loan varies with LIBOR. At June 30, 2011, this rate was 3.2% and averaged 3.0% for the six-month period ended June 30, 2011.

(4)	On May 2, 2011, the Company redeemed all $125.0 million in aggregate principal amount outstanding of its Senior Subordinated Notes at 8%, plus accrued and unpaid interest. As a result, the Company wrote off $834 of unamortized debt issue cost.

(5)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €5,248 at June 30, 2011. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

Note 8. Stock-Based Compensation
     The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations and the realized excess tax benefits included in the consolidated statements of cash flows for the three and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Selling and administrative expenses	$1,928	$1,165	$4,262	$3,022

Total stock-based compensation expense included in operating expenses	$1,928	$1,165	$4,262	$3,022

Income before income taxes	(1,928)	(1,165)	(4,262)	(3,022)
Provision for income taxes	573	357	1,232	964

Net income	$(1,355)	$(808)	$(3,030)	$(2,058)

Net cash provided by operating activities	$(724)	$(414)	$(2,237)	$(1,903)
Net cash used in financing activities	$724	$414	$2,237	$1,903
Stock Option Awards
     A summary of the Company’s stock option activity for the six-month period ended June 30, 2011 is presented in the following table (underlying shares in thousands):

		Outstanding		Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise Price	Intrinsic	Contractual
	Shares	(per share)	Value	Life
Outstanding at December 31, 2010	863	$32.69
Granted	179	$76.34
Exercised	(160)	$30.75
Forfeited	(25)	$47.01
Expired or canceled	—	$—

Outstanding at June 30, 2011	857	$41.65	$36,346	4.6 years

Exercisable at June 30, 2011	456	$32.03	$23,749	3.5 years
     The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at June 30, 2011 multiplied by the number of in-the-money stock options. The following table presents certain other information about the Company’s stock options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted-average estimated grant-date fair value of employee stock options granted (per share)	$28.96		$28.23
Total pre-tax intrinsic value of stock options exercised	$2,903	$1,897	$7,435	$8,230
Pre-tax unrecognized compensation expense, net of estimated forfeitures as of June 30, 2011			$5,115
Weighted-average period (in years) to be recognized as expense			2.1
Valuation Assumptions
     The fair value of each stock option grant under the Company’s Amended and Restated Long-Term Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for the periods indicated are noted in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Assumptions:
Risk-free interest rate	1.4%	1.7%	1.9%	2.3%
Dividend yield	0.2%	0.5%	0.3%	0.5%
Volatility factor	45	46	44	43
Expected life (in years)	3.8	3.8	4.3	4.7
Restricted Share Awards
     A summary of the Company’s restricted share award activity for the six-month period ended June 30, 2011 is presented in the following table (underlying shares in thousands):

		Weighted-
		Average Grant-
		Date Fair Value
	Shares	(per share)
Nonvested at December 31, 2010	161	$35.13
Granted	43	$77.81
Vested	(41)	$38.08
Forfeited	(9)	$39.86

Nonvested at June 30, 2011	154	$46.09

     The restricted shares granted in the six-month period ended June 30, 2011 were valued at the market close price of the Company’s common stock on the date of grant. The following table presents certain other information about the Company’s restricted share awards:

	Six Months Ended
	June 30,
	2011	2010
Total fair value of awards vested during the period	$3,035	$843
Pre-tax unrecognized compensation expense, net of estimated forfeitures as of June 30, 2011	$3,770
Weighted-average period (in years) to be recognized as expense	2.2
Note 9. Stockholders’ Equity and Earnings Per Share
     In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. During the six-month period ended June 30, 2011, the Company repurchased 72 thousand shares under this program at a total cost of $5.3 million.
     The following table details the calculation of basic and diluted earnings per common share, and antidilutive equity-based awards outstanding not included in the computation of diluted earnings per common share, for the three and six-month periods ended June 30, 2011 and 2010 (shares in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income attributable to Gardner Denver	$67,121	$37,334	$126,599	$69,292
Weighted average shares of common stock outstanding:
Basic	52,285	52,399	52,246	52,275
Effect of stock-based compensation awards	399	403	416	421

Diluted	52,684	52,802	52,662	52,696

Earnings Per Share:
Basic	$1.28	$0.71	$2.42	$1.33

Diluted	$1.27	$0.71	$2.40	$1.31

Antidilutive equity-based awards outstanding	147	245	105	207
     On April 20, 2011, the Company announced that it had reached an agreement with the minority shareholders of its two joint ventures in China, Shanghai CompAir Compressor Co. Ltd. and Shanghai CompAir-Dalong High Pressure Equipment Co. Ltd., to acquire all of their equity interests in these entities, representing 49 percent and 40 percent of the two entities, respectively. The purchase price of RMB 122.0 million (approximately $18.8 million based on exchange rates at the date of payment) was placed by the Company into escrow with the Shanghai United Assets and Equity Exchange during the second quarter of 2011 pending finalization of certain

Chinese governmental approvals, and was recorded as a cash outflow from financing activities in the consolidated statements of cash flows. The transaction is currently expected to close during the third quarter of 2011 and will be accounted for by the Company as an equity transaction, at which time the non-controlling interests associated with these two joint ventures will be eliminated from the consolidated statements of operations and balance sheet.
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
     The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

			Unrealized
	Cumulative		Gains		Accumulated
	Currency		(Losses) on	Pension and	Other
	Translation	Foreign Currency	Cash Flow	Postretirement	Comprehensive
	Adjustment(1)	Gains (Losses)	Hedges	Benefit Plans	Income
Balance at December 31, 2009	$134,573	$(21,319)	$(250)	$(30,490)	$82,514
Before tax (loss) income	(38,820)	8,920	(706)	287	(30,319)
Income tax effect	—	297	268	(84)	481

Other comprehensive (loss) income	(38,820)	9,217	(438)	203	(29,838)

Balance at March 31, 2010	95,753	(12,102)	(688)	(30,287)	52,676
Before tax (loss) income	(47,788)	664	(495)	260	(47,359)
Income tax effect	—	(649)	188	(75)	(536)

Other comprehensive (loss) income	(47,788)	15	(307)	185	(47,895)

Balance at June 30, 2010	$47,965	$(12,087)	$(995)	$(30,102)	$4,781

Balance at December 31, 2010	$69,282	$19,095	$(933)	$(26,019)	$61,425
Before tax income (loss)	31,245	3,524	404	(669)	34,504
Income tax effect	—	(434)	(154)	(71)	(659)

Other comprehensive income (loss)	31,245	3,090	250	(740)	33,845

Balance at March 31, 2011	100,527	22,185	(683)	(26,759)	95,270
Before tax income (loss)	17,711	(2,403)	(23)	136	15,421
Income tax effect	—	99	9	(34)	74

Other comprehensive income (loss)	17,711	(2,304)	(14)	102	15,495

Balance at June 30, 2011	$118,238	$19,881	$(697)	$(26,657)	$110,765

(1)	Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

     The Company’s comprehensive income (loss) for the three and six-month periods ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income attributable to Gardner Denver	$67,121	$37,334	$126,599	$69,292
Other comprehensive income (loss)	15,495	(47,895)	49,340	(77,733)

Comprehensive income (loss) attributable to Gardner Denver	82,616	(10,561)	175,939	(8,441)

Net income attributable to noncontrolling interests	575	590	996	885
Other comprehensive income (loss)	196	(86)	388	(809)

Comprehensive income attributable to noncontrolling interests	771	504	1,384	76

Total comprehensive income (loss)	$83,387	$(10,057)	$177,323	$(8,365)

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
     The Company’s exposure to interest rate risk results primarily from its borrowings of $186.3 million at June 30, 2011. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions.
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
     The following tables summarize the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets:

	June 30, 2011
			Asset	Liability
		Notional	Derivatives	Derivatives
	Balance Sheet Location	Amount(1)	Fair Value(1)	Fair Value(1)
Derivatives designated as hedging instruments under FASB ASC 815

Interest rate swap contracts	Other liabilities	$79,002	$—	$1,172

Derivatives not designated as hedging instruments under FASB ASC 815

Foreign currency forwards	Current assets	$10,389	$620	$—

Foreign currency forwards	Current liabilities	$87,788	$499	$2,774

	December 31, 2010
			Asset	Liability
		Notional	Derivatives	Derivatives
	Balance Sheet Location	Amount(1)	Fair Value(1)	Fair Value(1)
Derivatives designated as hedging instruments under FASB ASC 815

Interest rate swap contracts	Other liabilities	$76,742	$—	$1,560

Derivatives not designated as hedging instruments under FASB ASC 815

Foreign currency forwards	Accrued liabilities	$113,871	$709	$1,884

(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.
     Gains and losses on derivatives designated as cash flow hedges in accordance with FASB ASC 815 included in the Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2011 and 2010, respectively, are as presented in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest rate swap contracts (1)
Amount of gain or (loss) recognized in AOCI on derivatives (effective portion)	$(292)	$(825)	$(170)	$(1,912)
Amount of gain or (loss) reclassified from AOCI into income (effective portion)	(269)	(330)	(551)	(711)
Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	—	(5)	(1)	(5)

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in the interest expense line on the face of the Condensed Consolidated Statements of Operations.
     At June 30, 2011, the Company is the fixed rate payor on three interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $50.0 million and €20.0 million of the Company’s LIBOR-based variable rate borrowings. These contracts carry fixed rates ranging from 1.8% to 2.2% and have expiration dates ranging from 2012 to 2013. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. Based on LIBOR-based swap yield curves as of June 30, 2011, the Company expects to reclassify losses of $0.8 million out of AOCI into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding at June 30, 2011 were $68.1 million and €44.3 million.

     There were 44 foreign currency forward contracts outstanding as of June 30, 2011 with notional amounts ranging from $0.1 million to $11.3 million. The Company has not designated any forward contracts as hedging instruments. The majority of these contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in foreign currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the other operating expense, net, line on the face of the Condensed Consolidated Statements of Operations. The Company’s gains and (losses) on forward currency contracts outstanding and total net foreign currency gains and (losses) for the three and six-month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Foreign currency forward contracts	$(1,586)	$2,188	$(2,005)	$5,360
Total net foreign currency (losses) and gains (1)	(1,344)	(373)	(2,589)	628

(1)	See Note 13 “Supplemental Information”
     As of June 30, 2011, the Company had designated approximately €25.5 million of its term loan denominated in EUR as a hedge of its net investment in subsidiaries with EUR functional currencies. Accordingly, changes in the fair value of this debt due to changes in the USD to EUR exchange rate have been recorded through other comprehensive income. The Company’s gains and (losses), net of income tax, associated with changes in the fair value of this debt for the three and six-month periods ended June 30, 2011 and 2010, and the net balance of such gains and losses at June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(Loss) gain, net of income tax, recorded through other comprehensive income	$(317)	$1,566	$(317)	$2,637
Balance included in accumulated other comprehensive income at June 30			(5,450)	(2,809)
Fair Value Measurements
     The Company’s financial instruments consist primarily of cash equivalents, trade receivables, trade payables, deferred compensation assets and obligations, derivatives and debt instruments. The book values of these instruments are a reasonable estimate of their respective fair values.
     The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards (1)	$—	$1,119	$—	$1,119
Trading securities held in deferred compensation plan (2)	6,334	—	—	6,334

Total	$6,334	$1,119	$—	$7,453

Financial Liabilities
Foreign currency forwards (1)	$—	$2,774	$—	$2,774
Interest rate swaps (3)	—	1,172	—	1,172
Phantom stock plan (4)	—	6,069	—	6,069
Deferred compensation plan (5)	6,334	—	—	6,334

Total	$6,334	$10,015	$—	$16,349

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.

(2)	Based on the observable price of publicly traded mutual funds which, in accordance with FASB ASC 710, Compensation — General, are classified as “Trading” securities and accounted for using the mark-to-market method.

(3)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of June 30, 2011. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(4)	Based on the price of the Company’s common stock.

(5)	Based on the fair value of the investments in the deferred compensation plan.
Note 12. Income Taxes
     As of June 30, 2011, the total balance of unrecognized tax benefits was $4.1 million compared with $4.5 million at December 31, 2010. The decrease in unrecognized tax benefits was primarily due to expiring statutes of limitations in Germany and other jurisdictions, and the settlement of the 2003 and 2004 tax audits in Germany and certain items related to the 2005 audit. The unrecognized tax benefits at June 30, 2011 include $4.1 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized, of which $2.0 million would be offset by a reduction of a corresponding deferred tax asset. The Company does not expect any significant changes to its unrecognized tax benefits within the next twelve months.
     The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize such interest expense and penalties as part of the provision for income taxes. The Company’s income tax liabilities at June 30, 2011 include approximately $0.7 million of accrued interest and $0.3 million of penalties.
     The Company’s U.S. federal income tax returns for the tax years 2008 and 2009 are under examination by the Internal Revenue Service. The examination was initiated during the quarter ended September 30, 2010. As of the date of this report, the examination has not identified any material changes. The statutes of limitations for the U.S.

state tax returns are open beginning with the 2006 tax year, except for three states for which the statutes have been extended, beginning with the 2003 tax year for one state and the 2006 tax year for the other two states.
     The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction. The Company’s significant operations outside the U.S. are located in China, the United Kingdom and Germany. In Germany, the Company is finalizing the remaining tax audit for the 2005 tax year. Tax years 2006 and beyond remain subject to potential examination. These examinations have not identified any material changes. In China and the United Kingdom, tax years prior to 2006 are closed. In addition, audits are being conducted in certain other countries. To date, no material adjustments have been proposed as a result of these audits.
     The following table summarizes the Company’s income tax provision and effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income before income taxes	$94,959	$50,527	$177,397	$92,510
Provision for income taxes	$27,263	$12,603	$49,802	$22,333
Effective income tax rate	28.7%	24.9%	28.1%	24.1%
     The year over year increase in the effective tax rate primarily reflects a higher proportion of taxable income in the U.S. in 2011 compared to 2010.
Note 13. Supplemental Information
     The components of other operating expense, net, and supplemental cash flow information are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2011	2010	2011	2010
Other Operating Expense, Net
Foreign currency losses (gains), net	$1,344	$373	$2,589	$(628)
Restructuring charges, net (1)	2,983	1,342	3,963	2,696
Other, net	1,760	1,553	1,147	(151)

Total other operating expense, net	$6,087	$3,268	$7,699	$1,917

Supplemental Cash Flow Information
Cash taxes paid			$46,233	$25,381
Interest paid			9,544	11,329

(1)	See Note 2 “Restructuring.”

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
Note 15. Segment Results
     The Company has determined its reportable segments in accordance with FASB ASC 280, Segment Reporting (“FASB ASC 280”), and evaluates the performance of its reportable segments based on, among other measures, operating income, which is defined as income before interest expense, other expense (income), net, and income taxes. Reportable segment operating income and segment operating margin (defined as segment operating income divided by segment revenues) are indicative of short-term operating performance and ongoing profitability. Management closely monitors the operating income and operating margin of each reportable segment to evaluate past performance and actions required to improve profitability.
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
     The following table provides financial information by business segment for the three and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Industrial Products Group
Revenues	$327,846	$268,650	$614,056	$515,044
Operating income	34,325	20,157	65,127	39,710
Operating income as a percentage of revenues	10.5%	7.5%	10.6%	7.7%

Engineered Products Group
Revenues	$282,847	$180,869	$528,490	$356,639
Operating income	64,847	36,430	120,868	64,341
Operating income as a percentage of revenues	22.9%	20.1%	22.9%	18.0%

Reconciliation of Segment Results to Consolidated Results
Total segment operating income	$99,172	$56,587	$185,995	$104,051
Interest expense	3,934	6,062	9,281	12,178
Other expense (income), net	279	(2)	(683)	(637)

Consolidated income before income taxes	$94,959	$50,527	$177,397	$92,510

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
     The Company has determined its reportable segments in accordance with FASB ASC 280 and evaluates the performance of its reportable segments based on, among other measures, operating income, which is defined as income before interest expense, other expense (income), net, and income taxes. Reportable segment operating income and segment operating margin (defined as segment operating income divided by segment revenues) are indicative of short-term operating performance and ongoing profitability. Management closely monitors the operating income and operating margin of each business segment to evaluate past performance and identify actions required to improve profitability. See Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q.
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
Results of Operations
Performance during the Quarter Ended June 30, 2011 Compared
with the Quarter Ended June 30, 2010
Revenues
     Revenues increased $161.2 million, or 36%, to $610.7 million in the three-month period ended June 30, 2011, compared to $449.5 million in the three-month period ended June 30, 2010. This increase was attributable to higher volume in both segments ($110.3 million, or 25%), favorable changes in foreign currency exchange rates ($36.0 million, or 8%) price increases ($10.8 million, or 2%), and the acquisition of ILMVAC in the third quarter of 2010 ($4.1 million, or 1%).
     Revenues in the Industrial Products Group increased $59.2 million, or 22%, to $327.8 million in the second quarter of 2011, compared to $268.6 million in the second quarter of 2010. This increase reflects higher volume (11%), favorable changes in foreign currency exchange rates (9%) and price increases (2%). The volume increase was attributable to ongoing improvement in demand for OEM products, compressors and aftermarket parts and services on a global basis. Strong growth was experienced in all major geographic regions.
     Revenues in the Engineered Products Group increased $101.9 million, or 56%, to $282.8 million in the second quarter of 2011, compared to $180.9 million in the second quarter of 2010. This increase reflects higher volume (45%), favorable changes in foreign currency exchange rates (6%), price increases (3%) and the acquisition of ILMVAC (2%). The volume increase reflected strong demand for drilling and well servicing pumps, engineered packages, medical OEM products and loading arms.
Gross Profit
     Gross profit increased $58.7 million, or 39%, to $210.3 million in the three-month period ended June 30, 2011, compared to $151.6 million in the three-month period ended June 30, 2010, and as a percentage of revenues was 34.4% in 2011, compared to 33.7% in 2010. The increase in gross profit primarily reflects the volume increases discussed above, favorable product mix, cost reductions and favorable changes in foreign currency exchange rates. The improvement in gross profit as a percentage of revenues was due primarily to the benefits of operational improvements, cost reductions, volume leverage and favorable product mix.
Selling and Administrative Expenses
     Selling and administrative expenses increased $13.3 million, or 14%, to $105.0 million in the second quarter of 2011, compared to $91.7 million in the second quarter of 2010. This increase reflects unfavorable changes in foreign currency exchange rates ($7.2 million), higher compensation and benefit expenses and the acquisition of ILMVAC ($0.9 million), partially offset by cost reductions. As a percentage of revenues, selling and administrative expenses improved to 17.2% in the second quarter of 2011 compared to 20.4% in the second quarter of 2010, primarily as a result of cost reductions and leverage from higher revenues.
Other Operating Expense, Net
     Other operating expense, net, was $6.1 million in the second quarter of 2011 and $3.3 million in the second quarter of 2010. Net foreign currency losses of $1.3 million recorded in the second quarter of 2011 reflected the effect of the weakening of the USD against primarily the EUR and GBP on the Company’s financial instruments denominated in the EUR and GBP, and compare with net losses of $0.4 million in the second quarter of 2010. Restructuring charges of $3.0 million in the second quarter of 2011 were primarily associated with facility consolidations in Europe and compare with charges of $1.3 million recorded in the second quarter of 2010.
Operating Income
     Operating income of $99.2 million in the second quarter of 2011 increased $42.6 million, or 75%, compared to $56.6 million in the second quarter of 2010. Operating income as a percentage of revenues in the second quarter of 2011 was 16.2% compared to 12.6% in the second quarter of 2010. This improvement was due primarily to incremental profitability on revenue growth, favorable product mix and the benefits of operational improvements previously implemented. Charges associated with profit improvement initiatives and other items totaled $5.2 million, or 0.9% of revenues, in 2011 and $1.8 million, or 0.4% of revenues, in 2010.
     The Industrial Products Group generated segment operating income and segment operating margin of $34.3 million and 10.5%, respectively, in the second quarter of 2011, compared to $20.2 million and 7.5%, respectively, in the second quarter of 2010 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated income before tax). The year over year improvement in operating income and operating margin was primarily attributable to incremental profit on revenue growth and cost reductions. Charges associated with profit improvement initiatives and other items totaled $4.1 million, or 1.2% of revenues, in 2011 and $3.0 million, or 1.1% of revenues, in 2010.
     The Engineered Products Group generated segment operating income and segment operating margin of $64.8 million and 22.9%, respectively, in the second quarter of 2011, compared to $36.4 million and 20.1%, respectively, in the second quarter of 2010 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated income before tax). The year over year improvement in operating income and operating margin was primarily attributable to incremental profit on revenue growth, favorable product mix and cost reductions. Charges associated with profit improvement initiatives and other items totaled $1.1 million, or 0.4% of revenues, in 2011 and a credit of $1.2 million, or 0.6% of revenues, in 2010.
Interest Expense
     Interest expense of $3.9 million in the second quarter of 2011 decreased $2.2 million from $6.1 million in the second quarter of 2010 due to lower average borrowings and a lower weighted average interest rate. The year over year reduction in borrowings was primarily due to the redemption in the second quarter of 2011 of all $125.0 million in aggregate principal of the Company’s outstanding 8% Senior Subordinated Notes due in 2013 (the “Senior Subordinated Notes”). The weighted average interest rate, including the amortization of debt issuance costs, decreased to 6.0% in the second quarter of 2011 compared to 7.3% in the second quarter of 2010, also due primarily to the redemption of the Senior Subordinated Notes.
Provision for Income Taxes
     The provision for income taxes was $27.3 million and the effective tax rate was 28.7% in the second quarter of 2011, compared to $12.6 million and 24.9%, respectively, in the second quarter of 2010. The year over year increase in the provision reflects higher taxable income, and the increase in the effective tax rate primarily reflects a higher proportion of taxable income in the U.S. in 2011 compared to 2010.
Net Income Attributable to Gardner Denver
     Net income attributable to Gardner Denver of $67.1 million and diluted earnings per share (“DEPS”) of $1.27 in the second quarter of 2011 compares with net income attributable to Gardner Denver and DEPS of $37.3 million and $0.71, respectively, in the second quarter of 2010. This improvement reflects the net effect of the operating income, interest expense and income tax factors discussed above. Results in the second quarter of 2011 included charges for profit improvement initiatives and other items totaling $3.7 million after income taxes, or $0.08 on a diluted per share basis. Results in the second quarter of 2010 included net charges for profit improvement initiatives and other items totaling $1.3 million after income taxes, or $0.02 on a diluted per share basis.
Performance during the Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010
Revenues
     Revenues increased $270.8 million, or 31%, to $1,142.5 million in the six-month period ended June 30, 2011, compared to $871.7 million in the six-month period ended June 30, 2010. This increase was attributable to higher volume in both segments ($199.8 million, or 23%), favorable changes in foreign currency exchange rates ($42.7 million, or 5%) price increases ($19.8 million, or 2%), and the acquisition of ILMVAC in the third quarter of 2010 ($8.5 million, or 1%).
     Revenues in the Industrial Products Group increased $99.1 million, or 19%, to $614.1 million in the six-month period of 2011, compared to $515.0 million in the six-month period of 2010. This increase reflects higher volume (12%), favorable changes in foreign currency exchange rates (5%) and price increases (2%). The volume increase was attributable to improved demand for OEM products, compressors and aftermarket parts and services on a global basis. Strong growth was experienced in all major geographic regions.
     Revenues in the Engineered Products Group increased $171.9 million, or 48%, to $528.5 million in the six-month period of 2011, compared to $356.6 million in the six-month period of 2010. This increase reflects higher volume (39%), favorable changes in foreign currency exchange rates (4%), price increases (3%) and the acquisition of ILMVAC (2%). The volume increase reflected strong demand for engineered packages, medical OEM products, drilling and well servicing pumps and loading arms.
Gross Profit
     Gross profit increased $109.3 million, or 38%, to $394.7 million in the six-month period ended June 30, 2011, compared to $285.4 million in the six-month period ended June 30, 2010, and as a percentage of revenues was 34.5% in 2011, compared to 32.7% in 2010. The increase in gross profit primarily reflects the volume increases discussed above, favorable product mix, cost reductions and favorable changes in foreign currency exchange rates. The improvement in gross profit as a percentage of revenues was due primarily to the benefits of operational improvements, cost reductions, volume leverage and favorable product mix.
Selling and Administrative Expenses
     Selling and administrative expenses increased $21.6 million, or 12%, to $201.0 million in the six-month period ended June 30, 2011, compared to $179.4 million in the six-month period ended June 30, 2010. This increase reflects unfavorable changes in foreign currency exchange rates ($8.4 million), higher compensation and benefit expenses and the acquisition of ILMVAC ($1.9 million), partially offset by cost reductions. As a percentage of revenues, selling and administrative expenses improved to 17.6% in the six-month period of 2011 compared to 20.6% in the six-month period of 2010, primarily as a result of cost reductions and leverage from higher revenues.
Other Operating Expense, Net
     Other operating expense, net, was $7.7 million in the six-month period ended June 30, 2011 and $1.9 million in the six-month period ended June 30, 2010. Net foreign currency losses of $2.6 million recorded in the six-month period of 2011 reflected the effect of the weakening of the USD against primarily the EUR and GBP on the Company’s financial instruments denominated in the EUR and GBP. Net foreign currency gains of $0.6 million recorded in the six-month period of 2010 reflected the effect of the strengthening of the USD against those currencies during the first quarter. Restructuring charges of $4.0 million in the six-month period of 2011 were primarily associated with facility consolidations in Europe and compare with charges of $2.7 million recorded in the six-month period of 2010. Results in 2010 also reflected an insurance settlement received in the first quarter.
Operating Income
     Operating income of $186.0 million in the six-month period ended June 30, 2011 increased $81.9 million, or 79%, compared to $104.1 million in the six-month period ended June 30, 2010. Operating income as a percentage of revenues in the six-month period of 2011 was 16.3% compared to 11.9% in the six-month period of 2010. This improvement was due primarily to incremental profitability on revenue growth, favorable product mix and the benefits of operational improvements previously implemented. Charges associated with profit improvement initiatives and other items totaled $6.9 million, or 0.6% of revenues, in 2011 and $2.8 million, or 0.4% of revenues, in 2010.

     The Industrial Products Group generated segment operating income and segment operating margin of $65.1 million and 10.6%, respectively, in the six-month period of 2011, compared to $39.7 million and 7.7%, respectively, in the six-month period of 2010 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated income before tax). The year over year improvement in operating income and operating margin was primarily attributable to incremental profit on revenue growth and cost reductions. Charges associated with profit improvement initiatives and other items totaled $5.5 million, or 0.9% of revenues, in 2011 and $3.9 million, or 0.8% of revenues, in 2010.
     The Engineered Products Group generated segment operating income and segment operating margin of $120.9 million and 22.9%, respectively, in the six-month period of 2011, compared to $64.3 million and 18.0%, respectively, in the six-month period of 2010 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated income before tax). The year over year improvement in operating income and operating margin was primarily attributable to incremental profit on revenue growth, favorable product mix and cost reductions. Charges associated with profit improvement initiatives and other items totaled $1.3 million, or 0.2% of revenues, in 2011 and a credit of $1.1 million, or 0.3% of revenues, in 2010.
Interest Expense
     Interest expense of $9.3 million in the six-month period ended June 30, 2011 decreased $2.9 million from $12.2 million in the six-month period ended June 30, 2010 due to lower average borrowings and a lower weighted average interest rate. The year over year reduction in borrowings was primarily due to the redemption in the second quarter of 2011 of the Senior Subordinated Notes as discussed above. The weighted average interest rate, including the amortization of debt issuance costs, decreased to 6.8% in the six-month period of 2011 compared to 7.1% in the six-month period of 2010, also due primarily to the redemption of the Senior Subordinated Notes in the second quarter of 2011.
Provision for Income Taxes
     The provision for income taxes was $49.8 million and the effective tax rate was 28.1% in the six-month period ended June 30, 2011, compared to $22.3 million and 24.1%, respectively, in the six-month period ended June 30, 2010. The year over year increase in the provision reflects higher taxable income, and the increase in the effective tax rate primarily reflects a higher proportion of taxable income in the U.S. in 2011 compared to 2010.
Net Income Attributable to Gardner Denver
     Net income attributable to Gardner Denver of $126.6 million and DEPS of $2.40 in the six-month period ended June 30, 2011 compares with net income attributable to Gardner Denver and DEPS of $69.3 million and $1.31, respectively, in the six-month period ended June 30, 2010. This improvement reflects the net effect of the operating income, interest expense and income tax factors discussed above. Results in the six-month period of 2011 included charges for profit improvement initiatives and other items totaling $4.9 million after income taxes, or $0.10 on a diluted per share basis. Results in the six-month period of 2010 included net charges for profit improvement initiatives and other items totaling $2.2 million after income taxes, or $0.04 on a diluted per share basis.

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
     In the second quarter of 2011, orders in the Industrial Products Group increased $41.8 million, or 15%, to $323.7 million, compared to $281.9 million in the second quarter of 2010. This increase reflected on-going improvement in demand for OEM products, compressors and aftermarket parts and services, with growth realized in all major geographic regions ($17.6 million, or 6%), and the favorable effect of changes in foreign currency exchange rates ($24.2 million, or 9%). Order backlog for the Industrial Products Group increased 20% to $254.5 million as of June 30, 2011 from $211.7 million at December 31, 2010 due primarily to the growth in orders as discussed above ($32.9 million, or 15%) and the favorable effect of changes in foreign currency exchange rates ($9.9 million, or 5%). Order backlog for the Industrial Products Group as of June 30, 2011 increased 19% compared to $213.1 million as of June 30, 2010, due primarily to the growth in orders ($17.8 million, or 8%) and favorable changes in foreign currency exchange rates ($23.6 million, or 11%). The Company currently expects continued revenue growth in the Industrial Products Group as a result of healthy demand in its core end markets as well as strong growth in emerging markets such as China. It expects that global capacity utilization will remain steady in 2011, resulting in sustained levels of manufacturing spending and investment in customer plants, and that this growth will drive demand for compressors, blowers, vacuum products and opportunities for replacement parts and services.
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
     Orders in the Engineered Products Group increased 43% to $313.3 million in the second quarter of 2011, compared to $218.4 million in the second quarter of 2010, due to strong demand for drilling and well servicing pumps and engineered packages ($80.8 million, or 36%), the acquisition of ILMVAC ($3.8 million, or 2%) and the favorable effect of changes in foreign currency exchange rates ($10.3 million, or 5%). Order backlog for the Engineered Products Group increased 25% to $427.2 million as of June 30, 2011 from $341.8 million at December 31, 2010 due primarily to the growth in orders ($74.1 million, or 22%) and the favorable effect of changes in foreign currency exchange rates ($11.3 million, or 3%). Order backlog for the Engineered Products Group as of June 30, 2011 increased 65% compared to $259.3 million as of June 30, 2010, primarily as a result of the growth in orders ($141.9 million, or 55%), the favorable effect of changes in foreign currency exchange rates ($24.6 million, or 9%) and the acquisition of ILMVAC ($1.4 million, or 1%).

Demand for well servicing pumps and aftermarket fluid ends continue to grow as shale activity increases, and the Company is investing in additional capacity to meet this growth. Additionally, demand for engineered packages and OEM compressors remains strong.
     Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, order backlog is not necessarily indicative of future revenue levels.
Liquidity and Capital Resources
Operating Working Capital
     During the six-month period ended June 30, 2011, net working capital (defined as total current assets less total current liabilities) increased to $483.9 million from $468.9 million at December 31, 2010. Operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $45.8 million to $334.8 million from $289.0 million at December 31, 2010 due to higher accounts receivable ($75.9 million) and inventory ($58.0 million), partially offset by higher accounts payable ($63.5 million) and accrued liabilities ($24.6 million). The increase in accounts receivable was due primarily to higher revenues, the timing of shipments within the second quarter and the effect of changes in foreign currency exchange rates ($14.5 million). Days sales in receivables increased to 66 at June 30, 2011 from 64 at December 31, 2010 due primarily to the timing of shipments within the second quarter, and were down from 69 days at June 30, 2010. The increase in inventory primarily reflects growth attributable to increases in both orders and backlog during the first six months of 2011 and the effect of changes in foreign currency exchange rates ($10.7 million). Inventory turns were 5.3 in the second quarter of 2011, compared with 5.8 in the fourth quarter of 2010 and 5.4 in the second quarter of 2010. The impact of growth in orders and backlog on inventory turns was partially offset by productivity improvements. Inventory turns improved in the second quarter of 2011 from 4.7 in the first quarter of 2011. The increase in accounts payable and accrued liabilities was due primarily to the timing of payments to vendors, higher customer advance payments, accrued income taxes and product warranty, and the effect of changes in foreign currency exchange rates.
Cash Flows
     Cash provided by operating activities of $114.5 million in the six-month period ended June 30, 2011 increased $46.9 million from $67.6 million in the six-month period ended June 30, 2010. This improvement was primarily due to higher net income (excluding non-cash charges for depreciation and amortization and unrealized foreign currency transaction gains and losses) and lower cash used by operating working capital in 2011 compared to 2010. Operating working capital used cash of $37.8 million in the six-month period of 2011 and $40.4 million in the six-month period of 2010. Cash used in accounts receivable of $61.5 million and $36.2 million in the six-month periods of 2011 and 2010, respectively, reflected increased sales and the timing of shipments within both periods. Cash used in inventory of $47.3 million and $10.8 million in the six-month periods of 2011 and 2010, respectively, reflected the growth in orders and backlog during the six-month period of each year. Changes in accounts payable and accrued expenses generated cash of $71.0 million in the six-month period of 2011 and $6.6 million in the six-month period of 2010. The year over year improvement was due primarily to the timing of payments to vendors in 2011 and higher employee termination benefit payments in 2010.
     Net cash used in investing activities of $22.2 million and $11.2 million in the six-month periods of 2011 and 2010, respectively, consisted primarily of capital expenditures on assets intended to increase production output to meet improving demand and reduce costs. The Company currently expects capital expenditures to total approximately $50 million for the full year 2011. As a result of the Company’s application of lean principles, non-capital or less capital-intensive solutions are often utilized in process improvement initiatives and capital replacement. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future.
     Net cash used in financing activities of $132.5 million in the six-month period of 2011 compares with $46.7 million used in the six-month period of 2010. Cash provided by operating activities was used for net repayments of short-term and long-term borrowings totaling $108.4 million in the six-month period of 2011 and $34.2 million in the six-month period of 2010. The Company’s redemption of its Senior Subordinated Notes (aggregate principal of $125.0 million) in the second quarter of 2011 was funded with available cash of $55.0 million and borrowings under its revolving credit facility of $70.0 million. Cash used for the repurchase of shares of the Company’s common stock totaled $6.2 million and $17.9 million in the six-month periods of 2011 and 2010, respectively, including shares exchanged or surrendered in connection with its stock option plans of $0.9 million in 2011 and $0.2 million in 2010. During the second quarter of 2011, the Company placed RMB 122.0 million (approximately $18.8 million based on exchange rates at the date of payment) into escrow with the Shanghai United Assets and Equity Exchange pending finalization of certain Chinese governmental approvals of its purchase of the equity interests of the minority shareholders of its two joint ventures in China. The transaction is expected to close during the third quarter of 2011 and will be accounted for by the Company as an equity transaction, at which time the non-controlling interests associated with these two joint ventures will be eliminated from its consolidated statements of operations and balance sheet. Cash dividends paid were $5.2 million ($0.10 per common share) in the six-month periods of both years.
Share Repurchase Program
     In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock, of which approximately 2.1 million shares remain available for repurchase as of June 30, 2011.
Liquidity
     The Company’s debt to total capital ratio (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 12.0% as of June 30, 2011 compared to 19.5% as of December 31, 2010. This decrease primarily reflects a $101.6 million net decrease in borrowings between these two dates, including the effect of the redemption of the Senior Subordinated Notes.

     The Company’s primary cash requirements include working capital, capital expenditures, principal and interest payments on indebtedness, cash dividends on its common stock, selective acquisitions and any stock repurchases. The Company’s primary sources of funds are its ongoing net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At June 30, 2011, the Company had cash and cash equivalents of $121.3 million, of which $3.3 million was pledged to financial institutions as collateral to support issued standby letters of credit and similar instruments. The Company also had $261.8 million of unused availability under its Revolving Line of Credit at June 30, 2011. Based on the Company’s financial position at June 30, 2011 and its pro-forma results of operations for the twelve months then ended, the unused availability under its Revolving Line of Credit would not have been limited by the financial ratio covenants in the 2008 Credit Agreement (as described below).
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
     The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25% with respect to floating rate loans. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s consolidated total debt to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. The applicable margin percentage over LIBOR was adjusted down during the third quarter of 2010. At June 30, 2011, the applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.0% with respect to the term loans and 1.65% with respect to loans under the Revolving Line of Credit, and the applicable margin percentage over the base rate was 0.75% with respect to floating rate loans.
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

     The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of June 30, 2011, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.
     The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.
     The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $8.1 million, $25.4 million and $34.6 million in fiscal years 2011 through 2013, respectively. The Euro Term Loan requires quarterly principal payments aggregating approximately €5.3 million, €16.5 million and €22.5 million in fiscal years 2011 through 2013, respectively.
     The Revolving Line of Credit also matures on October 15, 2013. Loans under this facility may be denominated in USD or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement.
     As discussed above, the Company redeemed its $125.0 million 8% Senior Subordinated Notes during the second quarter of 2011. The Senior Subordinated Notes had a fixed annual interest rate of 8% and were guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”). The Senior Subordinated Notes were redeemed on May 2, 2011 for a total of $125.0 million, consisting of the redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the date of redemption.
     Management currently expects that the Company’s cash on hand and future cash flows from operating activities will be sufficient to fund its working capital, capital expenditures, scheduled principal and interest payments on indebtedness, cash dividends on its common stock and any stock repurchases for at least the next twelve months, and believes that its overall liquidity position, including availability under the Revolving Line of Credit, is adequate. The Company continues to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

Contractual Obligations and Commitments
     The following table and accompanying disclosures summarize the Company’s significant contractual obligations at June 30, 2011 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payments Due by Period
		Balance			After
(Dollars in millions)	Total	of 2011	2012—2013	2014—2015	2015
Contractual Cash Obligations
Debt	$178.0	$17.9	$156.2	$0.9	$3.0
Estimated interest payments (1)	23.0	4.7	11.6	2.5	4.2
Capital leases	8.3	0.5	0.9	2.9	4.0
Operating leases	82.6	13.9	34.9	16.2	17.6
Purchase obligations (2)	341.0	313.2	27.6	—	0.2

Total	$632.9	$350.2	$231.2	$22.5	$29.0

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of June 30, 2011. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.
     The above table does not include the Company’s total pension and other postretirement benefit liabilities and net deferred income tax liabilities recognized on the consolidated balance sheet as of June 30, 2011 because such liabilities, due to their nature, do not represent expected liquidity needs. There have not been material changes to such liabilities or the Company’s minimum pension funding obligations other than as disclosed in Note 6 “Pension and Other Postretirement Benefits” and Note 12 “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. Also please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
     In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of June 30, 2011, the Company had $76.0 million in such instruments outstanding and had pledged $3.3 million of cash to the issuing financial institutions as collateral for such instruments.
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
Critical Accounting Policies and Estimates
     Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s 2010 Annual Report on Form 10-K, filed on February 28, 2011, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting policies during the quarter ended June 30, 2011.
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
     Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of June 30, 2011 and December 31, 2010, are summarized in Note 11 “Hedging Activities and Fair Value Measurements” in the “Notes to Condensed Consolidated Financial Statements.”
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
Interest Rate Risk
     The Company’s exposure to interest rate risk results primarily from its borrowings of $186.3 million at June 30, 2011. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. The interest rates on approximately 46% of the Company’s borrowings were effectively fixed as of June 30, 2011. If the relevant LIBOR amounts for all of the Company’s borrowings had been 100 basis points higher than actual in the six-month period ended June 30, 2011, the Company’s interest expense would have increased by $0.6 million.
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
     The Company is exposed to the impacts of changes in currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD. Borrowings by the Company’s non-U.S. subsidiaries at June 30, 2011 totaled $18.0 million, and the Company’s consolidated borrowings denominated in currencies other than the USD totaled

$82.2 million. Fluctuations due to changes in currency exchange rates in the value of non-USD borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.
     The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At June 30, 2011, the notional amount of open forward currency contracts was $98.2 million and their aggregate fair value was a liability of $1.7 million.
     To illustrate the impact of currency exchange rates on the Company’s financial results, the Company’s operating income for the six-month period ended June 30, 2011 would have decreased by approximately $10.0 million if the USD had been 10% more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.
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
     In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the President and Chief Executive Officer and the Vice President and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Repurchases of equity securities during the three months ended June 30, 2011 are listed in the following table.

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased(1)	Share(2)	or Programs(3)	Programs(3)
April 1, 2011 — April 30, 2011	—	—	—	2,104,987
May 1, 2011 — May 31, 2011	—	—	—	2,104,987
June 1, 2011 — June 30, 2011	—	—	—	2,104,987

Total	—	—	—	2,104,987

(1)	Includes shares exchanged or surrendered in connection with the exercise or vesting of equity awards under Gardner Denver’s Amended and Restated Long-Term Incentive Plan.

(2)	Excludes commissions.

(3)	In November 2008, the Board of Directors authorized the Company to acquire up to 3.0 million shares of its common stock. As of June 30, 2011, 895,013 shares had been repurchased under this repurchase program.
Item 5. Other Information
     As previously disclosed in a Form 8-K filed by the Company with the Securities and Exchange Commission on May 6, 2011, at the Company’s 2011 Annual Meeting of Stockholders held on May 3, 2011, the final voting results for Proposal 4 — Advisory Vote on the Frequency of Future Advisory Votes on Executive Compensation —were 32,189,171 shares for “ONE YEAR,” 254,319 shares for “TWO YEARS,” 13,489,100 shares for “THREE YEARS,” 192,839 ABSTENTIONS, and 2,082,294 BROKER NON-VOTES. As a result of the stockholders’

recommendation with respect to Proposal 4, the Company’s Board of Directors has determined that the Company will hold a stockholder advisory vote on the compensation of the Company’s named executive officers once every year until the next required vote on the frequency of stockholder votes on the compensation of the Company’s named executive officers as required pursuant to Section 14(A) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.
     The information in this Item 5 is being disclosed by the Company in reliance upon Item 5(a) of Part II of Form 10-Q and Instruction B.3 of Form 8-K.
Item 6. Exhibits
     See the list of exhibits in the Index to Exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC. (Registrant)
Date: August 4, 2011	By:	/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

Date: August 4, 2011	By:	/s/ Michael M. Larsen
Michael M. Larsen
Vice President and Chief Financial Officer

Date: August 4, 2011	By:	/s/ David J. Antoniuk
David J. Antoniuk
Vice President and Corporate Controller (Principal Accounting Officer)

GARDNER DENVER, INC.
INDEX TO EXHIBITS

Exhibit
No.	Description
3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 3, 2006, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Gardner Denver, Inc., filed as Exhibit 3.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 4, 2008, and incorporated herein by reference.

4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 21, 2005, and incorporated herein by reference.

4.2	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 29, 2009, between Gardner Denver, Inc. and Wells Fargo Bank, National Association as Rights Agent, filed as Exhibit 4.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 29, 2009, and incorporated herein by reference.

10.1*	Waiver and Release Agreement, dated as of June 3, 2011, between Gardner Denver, Inc. and Armando L. Castorena.

10.2*	Offer Letter, dated as of April 7, 2011, between Gardner Denver, Inc. and Christopher R. Celtruda.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

§	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.