Form 10-Q
period 2011-09-30
GARDNER DENVER INC
filed 2011-11-07
CIK 916459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,586,370 shares of Common Stock, par value $0.01 per share, as of October 28, 2011.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$614,682	$493,449	$1,757,228	$1,365,132
Cost of sales	409,197	333,127	1,157,019	919,403

Gross profit	205,485	160,322	600,209	445,729
Selling and administrative expenses	94,179	91,070	295,209	270,509
Other operating expense, net	4,726	1,253	12,425	3,170

Operating income	106,580	67,999	292,575	172,050
Interest expense	2,898	5,651	12,179	17,829
Other income, net	(138)	(1,110)	(821)	(1,747)

Income before income taxes	103,820	63,458	281,217	155,968
Provision for income taxes	29,543	16,610	79,345	38,943

Net income	74,277	46,848	201,872	117,025
Less: Net income attributable to noncontrolling interests	694	273	1,690	1,158

Net income attributable to Gardner Denver	$73,583	$46,575	$200,182	$115,867

Net earnings per share attributable to Gardner Denver common stockholders
Basic earnings per share	$1.43	$0.89	$3.85	$2.22

Diluted earnings per share	$1.42	$0.88	$3.82	$2.20

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$143,944	$157,029
Accounts receivable (net of allowance of $11,051 at September 30, 2011 and $11,531 at December 31, 2010)	459,090	369,860
Inventories, net	282,794	241,485
Deferred income taxes	37,039	34,628
Other current assets	33,723	25,535

Total current assets	956,590	828,537

Property, plant and equipment (net of accumulated depreciation of $356,134 at September 30, 2011 and $338,010 at December 31, 2010)	280,166	286,563
Goodwill	570,004	571,796
Other intangibles, net	278,383	289,588
Other assets	45,893	50,614

Total assets	$2,131,036	$2,027,098

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$38,540	$37,228
Accounts payable	195,251	143,331
Accrued liabilities	228,485	179,041

Total current liabilities	462,276	359,600

Long-term debt, less current maturities	218,597	250,682
Postretirement benefits other than pensions	12,914	13,678
Deferred income taxes	63,735	62,157
Other liabilities	135,317	151,308

Total liabilities	892,839	837,425

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 50,577,340 and 52,181,335 shares outstanding at September 30, 2011 and December 31, 2010, respectively	597	595
Capital in excess of par value	597,802	591,988
Retained earnings	898,023	705,699
Accumulated other comprehensive income	55,028	61,425
Treasury stock at cost; 9,122,052 and 7,268,653 shares at September 30, 2011 and December 31, 2010, respectively	(315,279)	(182,544)

Total Gardner Denver stockholders’ equity	1,236,171	1,177,163
Noncontrolling interests	2,026	12,510

Total stockholders’ equity	1,238,197	1,189,673

Total liabilities and stockholders’ equity	$2,131,036	$2,027,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net income	$201,872	$117,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,073	44,801
Foreign currency transaction loss, net	2,614	1,132
Net loss on asset dispositions	1,524	996
Stock issued for employee benefit plans	924	2,780
Stock-based compensation expense	5,320	4,125
Excess tax benefits from stock-based compensation	(2,537)	(2,385)
Deferred income taxes	(2,647)	(6,409)
Changes in assets and liabilities:
Receivables	(91,265)	(40,368)
Inventories	(42,116)	(10,044)
Accounts payable and accrued liabilities	105,836	36,998
Other assets and liabilities, net	(13,082)	4,516

Net cash provided by operating activities	211,516	153,167

Cash Flows From Investing Activities
Capital expenditures	(38,491)	(19,744)
Disposals of property, plant and equipment	2,439	1,477
Net cash paid in business combinations	(2,326)	(11,810)

Net cash used in investing activities	(38,378)	(30,077)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(15,063)	(22,613)
Proceeds from short-term borrowings	10,264	19,369
Principal payments on long-term debt	(241,084)	(61,488)
Proceeds from long-term debt	214,585	8,025
Proceeds from stock option exercises	5,658	15,974
Excess tax benefits from stock-based compensation	2,537	2,385
Purchase of treasury stock	(132,578)	(17,942)
Cash dividends paid	(7,853)	(7,866)
Purchase of shares from noncontrolling interests	(18,806)	—
Other	(1,024)	(993)

Net cash used in financing activities	(183,364)	(65,149)

Effect of exchange rate changes on cash and cash equivalents	(2,859)	(1,081)

Net (decrease) increase in cash and cash equivalents	(13,085)	56,860
Cash and cash equivalents, beginning of year	157,029	109,736

Cash and cash equivalents, end of period	$143,944	$166,596

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

The results of operations for the nine-month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2010 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

Other than as specifically indicated in these “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Form 10-K for the year ended December 31, 2010.

New Accounting Standards

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under FASB Accounting Standards

Codification (“ASC”) 605-25, Revenue Recognition, Multiple-Element Arrangements. The revised guidance primarily provides two significant changes: (i) eliminates the need for objective and reliable evidence of fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (ii) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 was effective for fiscal years beginning on or after June 15, 2010. Adoption of this guidance in the first quarter of 2011 did not have a material effect on the Company’s results of operations, financial position and cash flows.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In September 2011, the FASB issued ASU No. 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the performance of the two-step goodwill impairment test, as currently prescribed by ASC Topic 350, is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.

Note 2. Restructuring

In 2008, 2009 and 2010, the Company announced restructuring plans designed to address (i) rationalization of the Company’s manufacturing footprint, (ii) slowing global economic growth and the resulting deterioration in the Company’s end markets, (iii) integration of CompAir Holdings Limited (“CompAir”) into its existing operations and (iv) additional cost reductions and margin improvement initiatives. These plans included the closure and consolidation of manufacturing facilities in Europe and the U.S., and various voluntary and involuntary employee termination and relocation programs. Execution of these plans was substantively completed during 2010. The Company recorded additional charges during the nine-month period of 2011 in connection with the continued rationalization of facilities and other cost reduction initiatives. Charges recorded in connection with these plans, in accordance with FASB ASC 420, Exit or Disposal Cost Obligations and FASB ASC 712, Compensation-Nonretirement Postemployment Benefits, are included in “Other operating expense, net” in the Condensed Consolidated Statements of Operations, and are summarized for the fiscal years ended December 31, 2009 and 2010 and the nine-month period ended September 30, 2011 by reportable segment as follows:

	Industrial Products Group	Engineered Products Group	Total
Fiscal year 2009	$25,791	$20,335	$46,126
Fiscal year 2010	3,687	(1,491)	2,196
Nine months ended September 30, 2011	5,261	1,327	6,588

Total	$34,739	$20,171	$54,910

The following table summarizes the activity in the restructuring accrual accounts:

	Termination Benefits	Other	Total
Balance as of December 31, 2010	$4,593	$1,450	$6,043
Charged to expense	4,873	1,715	6,588
Paid	(5,260)	(1,498)	(6,758)
Other, net	400	(25)	375

Balance as of September 30, 2011	$4,606	$1,642	$6,248

Note 3. Inventories

Inventories as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials, including parts and subassemblies	$186,864	$163,192
Work-in-process	49,781	38,419
Finished goods	62,262	54,898

	298,907	256,509
Excess of FIFO costs over LIFO costs	(16,113)	(15,024)

Inventories, net	$282,794	$241,485

Note 4. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to each business segment for the nine-month period ended September 30, 2011, and the year ended December 31, 2010, and cumulative impairment charges are presented in the table below:

	Industrial Products Group	Engineered Products Group	Total
Balance as of December 31, 2009	$256,824	$321,190	$578,014
Acquisitions	—	5,202	5,202
Foreign currency translation	(6,740)	(4,680)	(11,420)

Balance as of December 31, 2010	250,084	321,712	571,796
Foreign currency translation	(1,154)	(638)	(1,792)

Balance as of September 30, 2011	$248,930	$321,074	$570,004

Cumulative goodwill impairment charges (1)	$252,533	$—	$252,533

(1)	Based on exchange rates at the date of the charge.

The $5.2 million increase in goodwill related to acquisitions in 2010 was associated with the valuation of ILMVAC GmbH (“ILMVAC”).

The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	$117,868	$(35,000)	$118,844	$(29,973)
Acquired technology	97,698	(57,730)	94,689	(53,224)
Trade names	54,292	(10,068)	55,320	(8,621)
Other	6,796	(3,943)	7,344	(3,424)
Unamortized intangible assets:
Trade names	108,470	—	108,633	—

Total other intangible assets	$385,124	$(106,741)	$384,830	$(95,242)

Amortization of intangible assets for the three and nine-month periods ended September 30, 2011 and 2010 was as follows:

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Intangible asset amortization expense	$3,869	$4,007	$12,720	$12,795

Amortization of intangible assets held as of September 30, 2011 is anticipated to be approximately $16.5 million annually in 2012 through 2015 based upon exchange rates as of September 30, 2011. The increase in the gross carrying amount of identifiable assets other than goodwill between December 31, 2010 and September 30, 2011 was due primarily to the effect of changes in foreign currency exchange rates and the acquisition of certain technology during the second quarter of 2011.

Note 5. Accrued Liabilities

Accrued liabilities as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Salaries, wages and related fringe benefits	$60,456	$50,540
Taxes	54,360	25,367
Advance payments on sales contracts	41,871	39,026
Product warranty	23,006	19,100
Other	48,792	45,008

Total accrued liabilities	$228,485	$179,041

A reconciliation of the changes in the accrued product warranty liability for the three and nine-month periods ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$23,531	$17,006	$19,100	$19,312
Product warranty accruals	6,487	7,164	21,453	18,114
Settlements	(6,242)	(6,361)	(17,514)	(18,346)
Acquisitions	—	133	—	133
Effect of foreign currency translation	(770)	896	(33)	(375)

Balance at end of period	$23,006	$18,838	$23,006	$18,838

Note 6. Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$272	$257	$7	$9
Interest cost	897	904	3,024	2,896	193	194
Expected return on plan assets	(1,054)	(916)	(2,794)	(2,597)	—	—
Recognition of:
Unrecognized prior service cost	—	—	10	6	(15)	(39)
Unrecognized net actuarial loss (gain)	308	310	221	248	(318)	(398)
FASB ASC 715-30 curtailment gain	—	—	—	—	—	—

Total net periodic benefit cost (income)	$151	$298	$733	$810	$(133)	$(234)

	Nine Months Ended September 30,
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010	2011	2010
Service cost	$—	$—	$810	$781	$22	$17
Interest cost	2,691	2,834	9,060	8,668	579	692
Expected return on plan assets	(3,162)	(2,686)	(8,380)	(7,731)	—	—
Recognition of:
Unrecognized prior service cost	—	—	29	18	(45)	(89)
Unrecognized net actuarial loss (gain)	924	1,028	664	742	(954)	(1,048)
FASB ASC 715-30 curtailment gain	—	—	—	(837)	—	—

Total net periodic benefit cost (income)	$453	$1,176	$2,183	$1,641	$(398)	$(428)

Note 7. Debt

The Company’s debt at September 30, 2011 and December 31, 2010 is summarized as follows:

	September 30, 2011	December 31, 2010
Short-term debt	$2,667	$7,440

Long-term debt:
Credit Line, due 2013 (1)	$119,000	$—
Term Loan, denominated in U.S. dollars (“USD”), due 2013 (2)	64,615	75,000
Term Loan, denominated in euros (“EUR”), due 2013 (3)	56,283	65,250
Senior Subordinated Notes at 8%, due 2013 (4)	—	125,000
Secured Mortgages (5)	7,027	7,322
Capitalized leases and other long-term debt	7,545	7,898

Total long-term debt, including current maturities	254,470	280,470
Current maturities of long-term debt	35,873	29,788

Total long-term debt, less current maturities	$218,597	$250,682

(1)	The loans under this facility may be denominated in USD or several foreign currencies. The interest rates under the facility are based on prime and/or LIBOR for the applicable currency. At September 30, 2011, the applicable rate was 1.5% and averaged 1.9% for the nine-month period ended September 30, 2011.
(2)	The interest rate for this loan varies with prime and/or LIBOR. At September 30, 2011, the applicable rate was 1.8% and averaged 2.2% for the nine-month period ended September 30, 2011.
(3)	The interest rate for this loan varies with Euro LIBOR. At September 30, 2011, this rate was 2.8% and averaged 3.0% for the nine-month period ended September 30, 2011.
(4)	On May 2, 2011, the Company redeemed all $125.0 million in aggregate principal amount outstanding of its Senior Subordinated Notes at 8%, plus accrued and unpaid interest. As a result, the Company wrote off $834 of unamortized debt issue cost.
(5)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €5,249 at September 30, 2011. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

Note 8. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the consolidated statements of operations and the realized excess tax benefits included in the consolidated statements of cash flows for the three and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Selling and administrative expenses	$1,058	$1,103	$5,320	$4,125

Total stock-based compensation expense included in operating expenses	$1,058	$1,103	$5,320	$4,125

Income before income taxes	(1,058)	(1,103)	(5,320)	(4,125)
Provision for income taxes	279	327	1,511	1,291

Net income	$(779)	$(776)	$(3,809)	$(2,834)

Net cash provided by operating activities	$(300)	$(482)	$(2,537)	$(2,385)
Net cash used in financing activities	$300	$482	$2,537	$2,385

Stock Option Awards

A summary of the Company’s stock option activity for the nine-month period ended September 30, 2011 is presented in the following table (underlying shares in thousands):

	Shares	Outstanding Weighted- Average Exercise Price (per share)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2010	863	$32.69
Granted	183	$76.55
Exercised	(186)	$30.49
Forfeited	(49)	$47.22
Expired or canceled	—	$—

Outstanding at September 30, 2011	811	$42.10	$19,554	4.3 years

Exercisable at September 30, 2011	447	$32.56	$13,880	3.3 years

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at September 30, 2011 multiplied by the number of in-the-money stock options. The following table presents certain other information about the Company’s stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted-average estimated grant-date fair value of employee stock options granted (per share)	$29.70		$28.26

Total pre-tax intrinsic value of stock options exercised	$1,306	$3,625	$8,741	$11,855

Pre-tax unrecognized compensation expense, net of estimated forfeitures as of September 30, 2011			$4,212

Weighted-average period (in years) to be recognized as expense			2.0

Valuation Assumptions

The fair value of each stock option grant under the Company’s Amended and Restated Long-Term Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for the periods indicated are noted in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Assumptions:
Risk-free interest rate	1.3%	1.6%	1.9%	2.3%
Dividend yield	0.2%	0.5%	0.3%	0.5%
Volatility factor	45	45	44	43
Expected life (in years)	3.8	4.4	4.3	4.7

Restricted Share Awards

A summary of the Company’s restricted share award activity for the nine-month period ended September 30, 2011 is presented in the following table (underlying shares in thousands):

	Shares	Weighted- Average Grant- Date Fair Value (per share)
Nonvested at December 31, 2010	161	$35.13
Granted	44	$77.89
Vested	(51)	$38.27
Forfeited	(10)	$43.18

Nonvested at September 30, 2011	144	$46.55

The restricted shares granted in the nine-month period ended September 30, 2011 were valued at the market close price of the Company’s common stock on the date of grant. The following table presents certain other information about the Company’s restricted share awards:

	Nine Months Ended September 30,
	2011	2010
Total fair value of awards vested during the period	$3,828	$950

Pre-tax unrecognized compensation expense, net of estimated forfeitures as of September 30, 2011	$3,327

Weighted-average period (in years) to be recognized as expense	2.0

Note 9. Stockholders’ Equity and Earnings Per Share

In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. During the nine-month period ended September 30, 2011, the Company repurchased 1.8 million shares under this program at a total cost of $126.1 million.

The following table details the calculation of basic and diluted earnings per common share, and antidilutive equity-based awards outstanding not included in the computation of diluted earnings per common share, for the three and nine-month periods ended September 30, 2011 and 2010 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to Gardner Denver	$73,583	$46,575	$200,182	$115,867
Weighted average shares of common stock outstanding:
Basic	51,601	52,352	52,028	52,271
Effect of stock-based compensation awards	367	397	400	412

Diluted	51,968	52,749	52,428	52,683

Earnings Per Share:
Basic	$1.43	$0.89	$3.85	$2.22

Diluted	$1.42	$0.88	$3.82	$2.20

Antidilutive equity-based awards outstanding	142	220	116	214

On April 20, 2011, the Company announced that it had reached an agreement with the minority shareholders of its two joint ventures in China, Shanghai CompAir Compressor Co. Ltd. and Shanghai CompAir-Dalong High Pressure Equipment Co. Ltd., to acquire all of their equity interests in these entities, representing 49 percent and 40 percent of the two entities, respectively. The purchase price of RMB 122.0 million ($18.8 million based on exchange rates at the date of payment) was placed by the Company into escrow with the Shanghai United Assets and Equity Exchange during the second quarter of 2011 pending finalization of certain Chinese governmental approvals. Requisite governmental approvals were received and transfer of the equity interests to the Company was completed during the third quarter of 2011. The share purchase was accounted for by the Company as an equity transaction. The cash payment was classified as a cash flow from financing activities in the consolidated statements of cash flows. The excess of the cash exchanged for the shares and the carrying value of the non-controlling interests was recorded as a charge to capital in excess of par value on the consolidated balance sheet and resulted in an $8.8 million reduction in stockholders’ equity attributable to Gardner Denver. The non-controlling interests associated with these two joint ventures were eliminated from the consolidated statements of operations and balance sheet as of the closing date.

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

The following table sets forth the changes in each component of accumulated other comprehensive income (loss):

	Cumulative Currency Translation Adjustment (1)	Foreign Currency Gains (Losses)	Unrealized Gains (Losses) on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Accumulated Other Comprehensive Income
Balance at December 31, 2009	$134,573	$(21,319)	$(250)	$(30,490)	$82,514
Before tax (loss) income	(38,820)	8,920	(706)	287	(30,319)
Income tax effect	—	297	268	(84)	481

Other comprehensive (loss) income	(38,820)	9,217	(438)	203	(29,838)

Balance at March 31, 2010	95,753	(12,102)	(688)	(30,287)	52,676
Before tax (loss) income	(47,788)	664	(495)	260	(47,359)
Income tax effect	—	(649)	188	(75)	(536)

Other comprehensive (loss) income	(47,788)	15	(307)	185	(47,895)

Balance at June 30, 2010	47,965	(12,087)	(995)	(30,102)	4,781
Before tax income (loss)	29,526	31,850	(247)	82	61,211
Income tax effect	—	140	94	(6)	228

Other comprehensive income (loss)	29,526	31,990	(153)	76	61,439

Balance at September 30, 2010	$77,491	$19,903	$(1,148)	$(30,026)	$66,220

Balance at December 31, 2010	$69,282	$19,095	$(933)	$(26,019)	$61,425
Before tax income (loss)	31,245	3,524	404	(669)	34,504
Income tax effect	—	(434)	(154)	(71)	(659)

Other comprehensive income (loss)	31,245	3,090	250	(740)	33,845

Balance at March 31, 2011	100,527	22,185	(683)	(26,759)	95,270
Before tax income (loss)	17,711	(2,403)	(23)	136	15,421
Income tax effect	—	99	9	(34)	74

Other comprehensive income (loss)	17,711	(2,304)	(14)	102	15,495

Balance at June 30, 2011	118,238	19,881	(697)	(26,657)	110,765
Before tax (loss) income	(52,649)	(2,715)	83	1,109	(54,172)
Income tax effect	—	(734)	(31)	(800)	(1,565)

Other comprehensive (loss) income	(52,649)	(3,449)	52	309	(55,737)

Balance at September 30, 2011	$65,589	$16,432	$(645)	$(26,348)	$55,028

(1)	Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

The Company’s comprehensive income (loss) for the three and nine-month periods ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to Gardner Denver	$73,583	$46,575	$200,182	$115,867
Other comprehensive (loss) income	(55,737)	61,439	(6,397)	(16,294)

Comprehensive income attributable to Gardner Denver	17,846	108,014	193,785	99,573

Net income attributable to noncontrolling interests	694	273	1,690	1,158
Other comprehensive (loss) income	(392)	347	(4)	(462)

Comprehensive income attributable to noncontrolling interests	302	620	1,686	696

Total comprehensive income	$18,148	$108,634	$195,471	$100,269

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

The Company’s exposure to interest rate risk results primarily from its borrowings of $257.1 million at September 30, 2011. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions.

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

The following tables summarize the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets:

	September 30, 2011
	Balance Sheet Location	Notional Amount (1)	Asset Derivatives Fair Value (1)	Liability Derivatives Fair Value (1)
Derivatives designated as hedging instruments under FASB ASC 815

Interest rate swap contracts	Other liabilities	$76,774	$—	$1,087

Derivatives not designated as hedging instruments under FASB ASC 815

Foreign currency forwards	Current assets	$75,320	$2,444	$386

Foreign currency forwards	Current liabilities	$10,693	$—	$339

	December 31, 2010
	Balance Sheet Location	Notional Amount (1)	Asset Derivatives Fair Value (1)	Liability Derivatives Fair Value (1)
Derivatives designated as hedging instruments under FASB ASC 815

Interest rate swap contracts	Other liabilities	$76,742	$—	$1,560

Derivatives not designated as hedging instruments under FASB ASC 815

Foreign currency forwards	Accrued liabilities	$113,871	$709	$1,884

(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.

Gains and losses on derivatives designated as cash flow hedges in accordance with FASB ASC 815 included in the Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2011 and 2010, respectively, are as presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest rate swap contracts (1)
Amount of gain or (loss) recognized in AOCI on derivatives (effective portion)	$(174)	$(543)	$(344)	$(2,455)
Amount of gain or (loss) reclassified from AOCI into income (effective portion)	(257)	(295)	(808)	(1,006)
Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	(2)	—	(3)	(5)

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in the interest expense line on the face of the Condensed Consolidated Statements of Operations.

At September 30, 2011, the Company is the fixed rate payor on three interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $50.0 million and €20.0 million of the Company’s LIBOR-based variable rate borrowings. These contracts carry fixed rates ranging from 1.8% to 2.2% and have expiration dates ranging from 2012 to 2013. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. Based on LIBOR-based swap yield curves as of September 30, 2011, the Company expects to reclassify losses of $0.8 million out of AOCI into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding at September 30, 2011 were $183.6 million and €42.0 million.

There were 50 foreign currency forward contracts outstanding as of September 30, 2011 with notional amounts ranging from $0.1 million to $10.9 million. The Company has not designated any forward contracts as hedging instruments. The majority of these contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in foreign currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the other operating expense, net, line on the face of the Condensed Consolidated Statements of Operations. The Company’s gains and (losses) on forward currency contracts outstanding and total net foreign currency gains and (losses) for the three and nine-month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Foreign currency forward contracts	$2,747	$(6,150)	$742	$(790)
Total net foreign currency (losses) and gains (1)	(25)	(1,760)	(2,614)	(1,132)

(1)	See Note 13 “Supplemental Information”

As of September 30, 2011, the Company had designated approximately €29.7 million of its term loan denominated in EUR as a hedge of its net investment in subsidiaries with EUR functional currencies. Accordingly, changes in the fair value of this debt due to changes in the USD to EUR exchange rate have been recorded through other comprehensive income. The Company’s gains and (losses), net of income tax, associated with changes in the fair value of this debt for the three and nine-month periods ended September 30, 2011 and 2010, and the net balance of such gains and losses at September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gain (loss), net of income tax, recorded through other comprehensive income	$1,955	$(974)	$1,638	$1,663
Balance included in accumulated other comprehensive income at September 30			(3,495)	(3,795)

Fair Value Measurements

The Company’s financial instruments consist primarily of cash equivalents, trade receivables, trade payables, deferred compensation assets and obligations, derivatives and debt instruments. The book values of these instruments are a reasonable estimate of their respective fair values.

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards (1)	$—	$2,444	$—	$2,444
Trading securities held in deferred compensation plan (2)	5,852	—	—	5,852

Total	$5,852	$2,444	$—	$8,296

Financial Liabilities
Foreign currency forwards (1)	$—	$725	$—	$725
Interest rate swaps (3)	—	1,087	—	1,087
Phantom stock plan (4)	—	5,548	—	5,548
Deferred compensation plan (5)	5,852	—	—	5,852

Total	$5,852	$7,360	$—	$13,212

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.
(2)	Based on the observable price of publicly traded mutual funds which, in accordance with FASB ASC 710, Compensation – General, are classified as “Trading” securities and accounted for using the mark-to-market method.
(3)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of September 30, 2011. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
(4)	Based on the price of the Company’s common stock.
(5)	Based on the fair value of the investments in the deferred compensation plan.

Note 12. Income Taxes

As of September 30, 2011, the total balance of unrecognized tax benefits was $4.1 million compared with $4.5 million at December 31, 2010. The decrease in unrecognized tax benefits was primarily due to expiring statutes of limitations in Germany and other jurisdictions, and the settlement of the 2003 and 2004 tax audits in Germany and certain items related to the 2005 audit. The unrecognized tax benefits at September 30, 2011 include $4.1 million of uncertain tax positions that would affect the Company’s effective tax rate if recognized, of which $2.0 million would be offset by a reduction of a corresponding deferred tax asset. The Company does not expect any significant changes to its unrecognized tax benefits within the next twelve months.

The Company’s accounting policy with respect to interest expense on underpayments of income tax and related penalties is to recognize such interest expense and penalties as part of the provision for income taxes. The Company’s income tax liabilities at September 30, 2011 include approximately $0.8 million of accrued interest and $0.3 million of penalties.

The Company’s U.S. federal income tax returns for the tax years 2008 and 2009 are under examination by the Internal Revenue Service and this audit is expected to be finalized during the fourth quarter of 2011. The examination was initiated during the quarter ended September 30, 2010. As of the date of this report, the examination is in its final stages and has not identified any material changes. The statutes of limitations for the U.S. state tax returns are open beginning with the 2006 tax year, except for three states for which the statutes have been extended, beginning with the 2003 tax year for one state and the 2006 tax year for the other two states.

The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction. The Company’s significant operations outside the U.S. are located in China, the United Kingdom and Germany. In Germany, the Company has finalized the tax audits for the 2003 to 2007 tax years. Tax years 2008 and beyond remain subject to potential examination. These examinations have not identified any material changes. In China and the United Kingdom, tax years prior to 2006 are closed. In addition, audits are being conducted in certain other countries. To date, no material adjustments have been proposed as a result of these audits.

The following table summarizes the Company’s income tax provision and effective income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income before income taxes	$103,820	$63,458	$281,217	$155,968
Provision for income taxes	$29,543	$16,610	$79,345	$38,943
Effective income tax rate	28.5%	26.2%	28.2%	25.0%

The year over year increase in the effective tax rate primarily reflects a higher proportion of taxable income in the U.S. in 2011 compared to 2010.

Note 13. Supplemental Information

The components of other operating expense, net, and supplemental cash flow information are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other Operating Expense, Net
Foreign currency losses, net	$25	$1,760	$2,614	$1,132
Restructuring charges, net (1)	2,625	(364)	6,588	2,332
Other, net	2,076	(143)	3,223	(294)

Total other operating expense, net	$4,726	$1,253	$12,425	$3,170

Supplemental Cash Flow Information
Cash taxes paid			$57,604	$37,752
Interest paid			11,454	13,866

(1)	See Note 2 “Restructuring.”

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

The Company believes that the pending and future asbestos and silica lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, due to inherent uncertainties of litigation and because future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case, or other inability to collect from the Company’s historical insurers or indemnitors could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet related to this litigation are adequate and that the liabilities arising from the asbestos and silica personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operations or liquidity. However, at this time, based on presently available information, the Company views this possibility as remote.

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

The following table provides financial information by business segment for the three and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Industrial Products Group
Revenues	$320,171	$280,633	$934,227	$795,677
Operating income	38,607	26,476	103,734	66,186
Operating income as a percentage of revenues	12.1%	9.4%	11.1%	8.3%
Engineered Products Group
Revenues	$294,511	$212,816	$823,001	$569,455
Operating income	67,973	41,523	188,841	105,864
Operating income as a percentage of revenues	23.1%	19.5%	22.9%	18.6%
Reconciliation of Segment Results to Consolidated Results
Total segment operating income	$106,580	$67,999	$292,575	$172,050
Interest expense	2,898	5,651	12,179	17,829
Other income, net	(138)	(1,110)	(821)	(1,747)

Consolidated income before income taxes	$103,820	$63,458	$281,217	$155,968

Note 16. Subsequent Events

As previously announced, on October 6, 2011, the Company entered into a share purchase agreement for 100 percent of the outstanding shares of Robuschi S.p.A. (“Robuschi”) for a purchase price of approximately €152 million. Robuschi is headquartered in Parma, Italy, and has annual revenues of approximately €70 million. Its shares are currently held by an investor group led by Milan, Italy based Aksia Group. Robuschi is a leading European producer of blowers, pumps and associated packages used in a wide variety of end markets including wastewater, mining, and power generation, as well as general industrial applications. Its production facilities are located in Parma and Noceto, Italy; Sao Paulo, Brazil; and Shanghai, China.

The transaction is subject to customary closing conditions, including the receipt of applicable regulatory approvals, and is expected to close in the fourth quarter of 2011. The Company currently expects to fund the purchase price with cash on hand and borrowings under its 2008 Credit Agreement (as described below).

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

Results of Operations

Performance during the Quarter Ended September 30, 2011 Compared with the Quarter Ended September 30, 2010

Revenues

Revenues increased $121.3 million, or 25%, to $614.7 million in the three-month period ended September 30, 2011, compared to $493.4 million in the three-month period ended September 30, 2010. This increase was attributable to higher volume in both segments ($85.0 million, or 18%), favorable changes in foreign currency exchange rates ($25.7 million, or 5%) and price increases ($10.6 million, or 2%).

Revenues in the Industrial Products Group increased $39.6 million, or 14%, to $320.2 million in the third quarter of 2011, compared to $280.6 million in the third quarter of 2010. This increase reflects higher volume (6%), favorable changes in foreign currency exchange rates (6%) and price increases (2%). The volume increase was attributable to ongoing improvement in demand for OEM products, compressors, custom engineered packages and aftermarket parts and services on a global basis. Strong growth was experienced in all major geographic regions.

Revenues in the Engineered Products Group increased $81.7 million, or 38%, to $294.5 million in the third quarter of 2011, compared to $212.8 million in the third quarter of 2010. This increase reflects higher volume (31%), favorable changes in foreign currency exchange rates (4%) and price increases (3%). The volume increase reflected continued strong demand for drilling and well servicing pumps, liquid ring pumps, aftermarket products and related services, loading arms and growth in emerging markets.

Gross Profit

Gross profit increased $45.2 million, or 28%, to $205.5 million in the three-month period ended September 30, 2011, compared to $160.3 million in the three-month period ended September 30, 2010, and as a percentage of revenues was 33.4% in 2011, compared to 32.5% in 2010. The increase in gross profit primarily reflects the volume increases discussed above, favorable product mix, cost reductions and favorable changes in foreign currency exchange rates. The improvement in gross profit as a percentage of revenues was due primarily to the benefits of operational improvements, cost reductions, volume leverage and favorable product mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $3.1 million, or 3%, to $94.2 million in the third quarter of 2011, compared to $91.1 million in the third quarter of 2010. This increase reflects unfavorable changes in foreign currency exchange rates ($5.0 million), partially offset by cost reductions. As a percentage of revenues, selling and administrative expenses improved to 15.3% in the third quarter of 2011 compared to 18.5% in the third quarter of 2010, primarily as a result of cost reductions and leverage from higher revenues.

Other Operating Expense, Net

Other operating expense, net, was $4.7 million in the third quarter of 2011 and $1.3 million in the third quarter of 2010. Restructuring charges of $2.6 million in the third quarter of 2011 were primarily associated with facility consolidations in Europe. Other operating expenses recorded in the third quarter of 2011 also included acquisition due diligence costs totaling $1.4 million, primarily associated with the Company’s agreement to acquire Robuschi, which is expected to be completed in the fourth quarter of 2011. Net foreign currency losses of $1.8 million recorded in the third quarter of 2010 reflected the effect of the weakening of the USD against primarily the EUR and GBP on the Company’s financial instruments denominated in the EUR and GBP.

Operating Income

Operating income of $106.6 million in the third quarter of 2011 increased $38.6 million, or 57%, compared to $68.0 million in the third quarter of 2010. Operating income as a percentage of revenues in the third quarter of 2011 was 17.3% compared to 13.8% in the third quarter of 2010. This improvement was due primarily to incremental profitability on revenue growth, favorable product mix and the benefits of operational improvements previously implemented. Charges associated with profit improvement initiatives and other items totaled $4.9 million, or 0.8% of revenues, in 2011 and $0.1 million in 2010.

The Industrial Products Group generated segment operating income and segment operating margin of $38.6 million and 12.1%, respectively, in the third quarter of 2011, compared to $26.5 million and 9.4%, respectively, in the third quarter of 2010 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated income before tax). The year over year improvement in operating income and operating margin was primarily attributable to incremental profit on revenue growth, favorable product mix and cost reductions. Charges associated with profit improvement initiatives and other items totaled $3.2 million, or 1.0% of revenues, in 2011. Credits associated with profit improvement initiatives and other items totaled $0.2 million in 2010.

The Engineered Products Group generated segment operating income and segment operating margin of $68.0 million and 23.1%, respectively, in the third quarter of 2011, compared to $41.5 million and 19.5%, respectively, in the third quarter of 2010 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated income before tax). The year over year improvement in operating income and operating margin was primarily attributable to incremental profit on revenue growth, favorable product mix and cost reductions. Charges associated with profit improvement initiatives and other items totaled $1.7 million, or 0.5% of revenues, in 2011 and $0.3 million, or 0.2% of revenues, in 2010.

Interest Expense

Interest expense of $2.9 million in the third quarter of 2011 decreased $2.8 million from $5.7 million in the third quarter of 2010 due to lower average borrowings and a lower weighted average interest rate. The year over year reduction in borrowings was primarily due to the redemption in the second quarter of 2011 of all $125.0 million in aggregate principal of the Company’s outstanding 8% Senior Subordinated Notes due in 2013 (the “Senior Subordinated Notes”), partially offset by incremental borrowings associated with the acquisition of outstanding common stock under the Company’s share repurchase program during the third quarter of 2011. The weighted average interest rate, including the amortization of debt issuance costs, decreased to 5.3% in the third quarter of 2011 compared to 7.2% in the third quarter of 2010, also due primarily to the redemption of the Senior Subordinated Notes.

Provision for Income Taxes

The provision for income taxes was $29.5 million and the effective tax rate was 28.5% in the third quarter of 2011, compared to $16.6 million and 26.2%, respectively, in the third quarter of 2010. The year over year increase in the provision reflects higher taxable income, and the increase in the effective tax rate primarily reflects a higher proportion of taxable income in the U.S. in 2011 compared to 2010.

Net Income Attributable to Gardner Denver

Net income attributable to Gardner Denver of $73.6 million and diluted earnings per share (“DEPS”) of $1.42 in the third quarter of 2011 compares with net income attributable to Gardner Denver and DEPS of $46.6 million and $0.88, respectively, in the third quarter of 2010. This improvement reflects the net effect of the operating income, interest expense and income tax factors discussed above. Results in the third quarter of 2011 included charges for profit improvement initiatives and other items totaling $3.5 million after income taxes, or $0.06 on a diluted per share basis. Net charges for profit improvement initiatives and other items were not material in the third quarter of 2010. The Company’s repurchase of shares of its common stock, primarily during the third quarter of 2011, resulted in a $0.02 increase in DEPS in the third quarter.

Performance during the Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010

Revenues

Revenues increased $392.1 million, or 29%, to $1,757.2 million in the nine-month period ended September 30, 2011, compared to $1,365.1 million in the nine-month period ended September 30, 2010. This increase was attributable to higher volume in both segments ($284.8 million, or 21%), favorable changes in foreign currency exchange rates ($68.4 million, or 5%) price increases ($30.4 million, or 2%), and the acquisition of ILMVAC in the third quarter of 2010 ($8.5 million, or 1%).

Revenues in the Industrial Products Group increased $138.5 million, or 17%, to $934.2 million in the nine-month period of 2011, compared to $795.7 million in the nine-month period of 2010. This increase reflects higher volume (9%), favorable changes in foreign currency exchange rates (6%) and price increases (2%). The volume increase was attributable to ongoing improvement in demand for OEM products, compressors, custom engineered packages and aftermarket parts and services on a global basis. Strong growth was experienced in all major geographic regions.

Revenues in the Engineered Products Group increased $253.5 million, or 45%, to $823.0 million in the nine-month period of 2011, compared to $569.5 million in the nine-month period of 2010. This increase reflects higher volume (37%), favorable changes in foreign currency exchange rates (4%), price increases (3%) and the acquisition of ILMVAC (1%). The volume increase reflected continued strong demand for drilling and well servicing pumps, liquid ring pumps, medical OEM products, aftermarket products and related services, loading arms and growth in emerging markets.

Gross Profit

Gross profit increased $154.5 million, or 35%, to $600.2 million in the nine-month period ended September 30, 2011, compared to $445.7 million in the nine-month period ended September 30, 2010, and as a percentage of revenues was 34.2% in 2011, compared to 32.7% in 2010. The increase in gross profit primarily reflects the volume increases discussed above, favorable product mix, cost reductions and favorable changes in foreign currency exchange rates. The improvement in gross profit as a percentage of revenues was due primarily to the benefits of operational improvements, cost reductions, volume leverage and favorable product mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $24.7 million, or 9%, to $295.2 million in the nine-month period ended September 30, 2011, compared to $270.5 million in the nine-month period ended September 30, 2010. This increase reflects unfavorable changes in foreign currency exchange rates ($13.4 million), higher compensation and benefit expenses and the acquisition of ILMVAC ($1.9 million), partially offset by cost reductions. As a percentage of revenues, selling and administrative expenses improved to 16.8% in the nine-month period of 2011 compared to 19.8% in the nine-month period of 2010, primarily as a result of cost reductions and leverage from higher revenues.

Other Operating Expense, Net

Other operating expense, net, was $12.4 million in the nine-month period ended September 30, 2011 and $3.2 million in the nine-month period ended September 30, 2010. Restructuring charges of $6.6 million incurred in the nine-month period of 2011 were primarily associated with facility consolidations in Europe and compare with charges of $2.3 million recorded in the nine-month period of 2010. Net foreign currency losses of $2.6 million recorded in the nine-month period of 2011 reflected the effect of the weakening of the USD against primarily the EUR and GBP on the Company’s financial instruments denominated in the EUR and GBP during the first six months of the year. Net foreign currency losses of $1.1 million recorded in the nine-month period of 2010 reflected the effect of the weakening of the USD against those currencies during the third quarter of 2010, partially offset by the strengthening of the USD against those currencies during the first quarter. Other operating expenses recorded in the nine-month period of 2011 included acquisition due diligence costs totaling $1.6 million, primarily associated with the Company’s agreement to acquire Robuschi, which is expected to be completed in the fourth quarter of 2011. Results in 2010 reflected an insurance settlement received in the first quarter.

Operating Income

Operating income of $292.6 million in the nine-month period ended September 30, 2011 increased $120.5 million, or 70%, compared to $172.1 million in the nine-month period ended September 30, 2010. Operating income as a percentage of revenues in the nine-month period of 2011 was 16.6% compared to 12.6% in the nine-month period of 2010. This improvement was due primarily to incremental profitability on revenue growth, favorable product mix and the benefits of operational improvements previously implemented. Charges associated with profit improvement initiatives and other items totaled $11.8 million, or 0.7% of revenues, in 2011 and $2.9 million, or 0.2% of revenues, in 2010.

The Industrial Products Group generated segment operating income and segment operating margin of $103.7 million and 11.1%, respectively, in the nine-month period of 2011, compared to $66.2 million and 8.3%, respectively, in the nine-month period of 2010 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated income before tax). The year over year improvement in operating income and operating margin was primarily attributable to incremental profit on revenue growth, favorable product mix and cost reductions. Charges associated with profit improvement initiatives and other items totaled $8.8 million, or 0.9% of revenues, in 2011 and $3.7 million, or 0.5% of revenues, in 2010.

The Engineered Products Group generated segment operating income and segment operating margin of $188.8 million and 22.9%, respectively, in the nine-month period of 2011, compared to $105.9 million and 18.6%, respectively, in the nine-month period of 2010 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated income before tax). The year over year improvement in operating income and operating margin was primarily attributable to incremental profit on revenue growth, favorable product mix and cost reductions. Charges associated with profit improvement initiatives and other items totaled $3.0 million, or 0.4% of revenues, in 2011 and a credit of $0.8 million, or 0.1% of revenues, in 2010.

Interest Expense

Interest expense of $12.2 million in the nine-month period ended September 30, 2011 decreased $5.6 million from $17.8 million in the nine-month period ended September 30, 2010 due to lower average borrowings and a lower weighted average interest rate. The year over year reduction in borrowings was primarily due to the redemption in the second quarter of 2011 of the Senior Subordinated Notes as discussed above, partially offset by incremental borrowings associated with the acquisition of outstanding common stock under the Company’s share repurchase program, primarily during the third quarter of 2011. The weighted average interest rate, including the amortization of debt issuance costs, decreased to 6.3% in the nine-month period of 2011 compared to 7.1% in the nine-month period of 2010, also due primarily to the redemption of the Senior Subordinated Notes in the second quarter of 2011.

Provision for Income Taxes

The provision for income taxes was $79.3 million and the effective tax rate was 28.2% in the nine-month period ended September 30, 2011, compared to $38.9 million and 25.0%, respectively, in the nine-month period ended September 30, 2010. The year over year increase in the provision reflects higher taxable income, and the increase in the effective tax rate primarily reflects a higher proportion of taxable income in the U.S. in 2011 compared to 2010.

Net Income Attributable to Gardner Denver

Net income attributable to Gardner Denver of $200.2 million and DEPS of $3.82 in the nine-month period ended September 30, 2011 compares with net income attributable to Gardner Denver and DEPS of $115.9 million and $2.20, respectively, in the nine-month period ended September 30, 2010. This improvement reflects the net effect of the operating income, interest expense and income tax factors discussed above. Results in the nine-month period of 2011 included charges for profit improvement initiatives and other items totaling $8.4 million after income taxes, or $0.16 on a diluted per share basis. Results in the nine-month period of 2010 included net charges for profit improvement initiatives and other items totaling $2.2 million after income taxes, or $0.04 on a diluted per share basis. The Company’s repurchase of shares of its common stock, primarily during the third quarter of 2011, resulted in a $0.02 increase in DEPS in the nine-month period of 2011.

Outlook

Industrial Products Group

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

In the third quarter of 2011, orders in the Industrial Products Group increased $56.4 million, or 21%, to $327.2 million, compared to $270.8 million in the third quarter of 2010. This increase reflected on-going improvement in demand for OEM products, compressors, custom engineered packages in Asia Pacific and aftermarket parts and services, with growth realized in all major geographic regions ($39.0 million, or 15%), and the favorable effect of changes in foreign currency exchange rates ($17.4 million, or 6%). Order backlog for the Industrial Products Group increased 17% to $248.6 million as of September 30, 2011 from $211.7 million at December 31, 2010 due primarily to the growth in orders as discussed above ($39.9 million, or 19%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($3.0 million, or 2%). Order backlog for the Industrial Products Group as of September 30, 2011 increased 15% compared to $217.0 million as of September 30, 2010, due primarily to the growth in orders ($33.8 million, or 16%), partially offset by unfavorable changes in foreign currency exchange rates ($2.2 million, or 1%). The Company currently expects continued revenue growth in the Industrial Products Group, as a result of healthy demand in its core end markets as well as growth in emerging markets such as Asia Pacific. It expects that global capacity utilization will remain steady for the balance of 2011, resulting in sustained levels of manufacturing spending and investment in customer plants, and that this growth will drive demand for compressors, blowers, vacuum products and opportunities for replacement parts and services.

Engineered Products Group

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

Orders in the Engineered Products Group increased 7% to $300.5 million in the third quarter of 2011, compared to $279.9 million in the third quarter of 2010, due to strong demand for well servicing pumps and growth in emerging markets, partially offset by reduced orders for loading arms ($12.0 million, or 4%), and the favorable effect of changes in foreign currency exchange rates ($8.6 million, or 3%). Order backlog for the Engineered Products Group increased 23% to $420.8 million as of September 30, 2011 from $341.8 million at December 31, 2010 due primarily to the net growth in orders ($80.7 million, or 24%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($1.7 million, or 1%). Order backlog for the Engineered Products Group as of September 30, 2011 increased 23% compared to $341.7 million as of September 30, 2010, primarily as a result of the net growth in orders ($81.1 million, or 24%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($2.0 million, or 1%). Demand for well servicing pumps and aftermarket fluid ends continue to grow as shale activity increases, and the Company is investing in additional capacity to meet this growth. Additionally, demand for engineered packages and OEM compressors remains healthy.

Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, order backlog is not necessarily indicative of future revenue levels.

Liquidity and Capital Resources

Operating Working Capital

During the nine-month period ended September 30, 2011, net working capital (defined as total current assets less total current liabilities) increased to $494.3 million from $468.9 million at December 31, 2010. Operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $29.1 million to $318.1 million from $289.0 million at December 31, 2010 due to higher accounts receivable ($89.2 million) and inventory ($41.3 million), partially offset by higher accounts payable ($51.9 million) and accrued liabilities ($49.5 million). The increase in accounts receivable was due primarily to higher revenues and the timing of shipments within the third quarter, partially offset by the effect of changes in foreign currency exchange rates ($2.0 million). Days sales in receivables increased to 69 at September 30, 2011 from 64 at December 31, 2010 due primarily to the timing of shipments within the third quarter, and were up slightly from 68 days at September 30, 2010. The increase in inventory primarily reflects growth attributable to increases in both orders and backlog during the first nine months of 2011, offset slightly by the effect of changes in foreign currency exchange rates ($0.8 million). Inventory turns were 5.8 in the third quarter of 2011, compared with 5.8 in the fourth quarter of 2010 and 5.6 in the third quarter of 2010. Productivity improvements offset the impact of the significant growth in orders and backlog on inventory turns. Inventory turns improved in the third quarter of 2011 from 4.7 in the first quarter and 5.3 in the second quarter of 2011. The increase in accounts payable and accrued liabilities was due primarily to the timing of payments to vendors and higher accrued income taxes, compensation, customer advance payments and product warranty, partially offset the effect of changes in foreign currency exchange rates.

Cash Flows

Cash provided by operating activities of $211.5 million in the nine-month period ended September 30, 2011 increased $58.3 million from $153.2 million in the nine-month period ended September 30, 2010. This improvement was primarily due to higher net income (excluding non-cash charges for depreciation and amortization and unrealized foreign currency transaction gains and losses), partially offset by higher cash used by operating working capital in 2011 compared to 2010. Operating working capital used cash of $27.5 million in the nine-month period of 2011 and $13.4 million in the nine-month period of 2010. Cash used in accounts receivable of $91.2 million and $40.4 million in the nine-month periods of 2011 and 2010, respectively, reflected increased sales and the timing of shipments within both periods. Cash used in inventory of $42.1 million and $10.0 million in the nine-month periods of 2011 and 2010, respectively, reflected the growth in orders and backlog during the nine-month period of each year. Changes in accounts payable and accrued expenses generated cash of $105.8 million in the nine-month period of 2011 and $37.0 million in the nine-month period of 2010. The year over year improvement was due primarily to the timing of payments to vendors in 2011 and higher employee termination benefit payments in 2010.

Net cash used in investing activities of $38.4 million and $30.1 million in the nine-month periods of 2011 and 2010, respectively, consisted primarily of capital expenditures on assets intended to increase production output to meet improving demand and reduce costs. The Company currently expects capital expenditures to total approximately $55 million for the full year 2011. As a result of the Company’s application of lean principles, non-capital or less capital-intensive solutions are often utilized in process improvement initiatives and capital replacement. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future. Net cash paid in business combinations reflected the acquisition of certain technology in the nine-month period of 2011 and the acquisition of ILMVAC in the nine-month period of 2010.

Net cash used in financing activities of $183.4 million in the nine-month period of 2011 compares with $65.1 million used in the nine-month period of 2010. Cash provided by operating activities was used for net repayments of short-term and long-term borrowings totaling $31.3 million in the nine-month period of 2011 and $56.7 million in the nine-month period of 2010. The Company’s redemption of its Senior Subordinated Notes (aggregate principal of $125.0 million) in the second quarter of 2011 was funded with available cash of $55.0 million and borrowings under its revolving credit facility of $70.0 million. Cash used for the repurchase of shares of the Company’s common stock totaled $132.6 million and $17.9 million in the nine-month periods of 2011 and 2010, respectively, including shares exchanged or surrendered in connection with its stock option plans of $1.2 million in 2011 and $0.3 million in 2010. The share repurchases were funded through a combination of cash on hand and utilization of the Company’s Revolving Line of Credit (as defined below). During the third quarter of 2011, the Company completed the purchase of the equity interests of the minority shareholders of its two joint ventures in China for a total cost of RMB 122.0 million ($18.8 million based on exchange rates at the date of payment). The purchase was accounted for by the Company as an equity transaction. Cash dividends paid were $7.9 million ($0.15 per common share) in the nine-month periods of both years.

Share Repurchase Program

In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock, of which approximately 0.3 million shares remained available for repurchase as of September 30, 2011.

Liquidity

The Company’s debt to total capital ratio (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 17.2% as of September 30, 2011 compared to 19.5% as of December 31, 2010. This decrease primarily reflects a $30.8 million net decrease in borrowings between these two dates, including the effect of the redemption of the Senior Subordinated Notes.

The Company’s primary cash requirements include working capital, capital expenditures, principal and interest payments on indebtedness, cash dividends on its common stock, selective acquisitions and any stock repurchases. The Company’s primary sources of funds are its ongoing net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At September 30, 2011, the Company had cash and cash equivalents of $143.9 million, of which $7.1 million was pledged to financial institutions as collateral to support issued standby letters of credit and similar instruments. The Company also had $177.2 million of unused availability under its Revolving Line of Credit at September 30, 2011. Based on the Company’s financial position at September 30, 2011 and its pro-forma results of operations for the twelve months then ended, the unused availability under its Revolving Line of Credit would not have been limited by the financial ratio covenants in the 2008 Credit Agreement (as described below).

As previously announced, on October 6, 2011, the Company entered into a share purchase agreement to purchase 100 percent of the outstanding shares of Robuschi, a market leading European manufacturer of blowers and pumps, for a purchase price of approximately €152 million. The transaction is subject to customary closing conditions, including the receipt of applicable regulatory approvals, and is expected to close in the fourth quarter of 2011. The Company currently expects to fund the purchase price with cash on hand and borrowings under its 2008 Credit Agreement (as described below).

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

The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25% with respect to floating rate loans. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s consolidated total debt to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. The applicable margin percentage over LIBOR was adjusted down during the third quarter of 2010. At September 30, 2011, the applicable margin percentage over LIBOR under the 2008 Credit Agreement was 1.5% with respect to the term loans and 1.2% with respect to loans under the Revolving Line of Credit, and the applicable margin percentage over the base rate was 0.25% with respect to floating rate loans.

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

The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of September 30, 2011, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.

The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.

The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $4.6 million, $25.4 million and $34.6 million in fiscal years 2011 through 2013, respectively. The Euro Term Loan requires quarterly principal payments aggregating approximately €3.0 million, €16.5 million and €22.5 million in fiscal years 2011 through 2013, respectively.

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

Management currently expects that the Company’s cash on hand and future cash flows from operating activities will be sufficient to fund its working capital, capital expenditures, scheduled principal and interest payments on indebtedness, cash dividends on its common stock and any stock repurchases for at least the next twelve months, and believes that its overall liquidity position, including availability under the Revolving Line of Credit, is adequate. The Company continues to consider additional acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

Contractual Obligations and Commitments

The following table and accompanying disclosures summarize the Company’s significant contractual obligations at September 30, 2011 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

	Payments Due by Period
(Dollars in millions)	Total	Balance of 2011	2012-2013	2014-2015	After 2015
Contractual Cash Obligations
Debt	$249.7	$10.5	$235.6	$0.8	$2.8
Estimated interest payments (1)	20.1	2.5	10.9	2.5	4.2
Capital leases	7.4	0.2	0.9	2.7	3.6
Operating leases	50.3	5.0	25.6	11.5	8.2
Purchase obligations (2)	356.1	252.8	103.2	—	0.1

Total	$683.6	$271.0	$376.2	$17.5	$18.9

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.
(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of September 30, 2011. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.

The above table does not include the Company’s total pension and other postretirement benefit liabilities and net deferred income tax liabilities recognized on the consolidated balance sheet as of September 30, 2011 because such liabilities, due to their nature, do not represent expected liquidity needs. There have not been material changes to such liabilities or the Company’s minimum pension funding obligations other than as disclosed in Note 6 “Pension and Other Postretirement Benefits” and Note 12 “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. Also please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of September 30, 2011, the Company had $77.9 million in such instruments outstanding and had pledged $7.1 million of cash to the issuing financial institutions as collateral for such instruments.

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

Critical Accounting Policies and Estimates

Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s 2010 Annual Report on Form 10-K, filed on February 28, 2011, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting policies during the quarter ended September 30, 2011.

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

Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of September 30, 2011 and December 31, 2010, are summarized in Note 11 “Hedging Activities and Fair Value Measurements” in the “Notes to Condensed Consolidated Financial Statements.”

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

Interest Rate Risk

The Company’s exposure to interest rate risk results primarily from its borrowings of $257.1 million at September 30, 2011. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. The interest rates on approximately 33% of the Company’s borrowings were effectively fixed as of September 30, 2011. If the relevant LIBOR amounts for all of the Company’s borrowings had been 100 basis points higher than actual in the nine-month period ended September 30, 2011, the Company’s interest expense would have increased by $1.0 million.

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

The Company is exposed to the impacts of changes in currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD. Borrowings by the Company’s non-U.S. subsidiaries at September 30, 2011 totaled $16.6 million, and the Company’s consolidated borrowings denominated in currencies other than the USD totaled $72.9 million. Fluctuations due to changes in currency exchange rates in the value of non-USD borrowings that have been designated as hedges of the Company’s net investment in foreign operations are included in other comprehensive income.

The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At September 30, 2011, the notional amount of open forward currency contracts was $86.0 million and their aggregate fair value was an asset of $1.7 million.

To illustrate the impact of currency exchange rates on the Company’s financial results, the Company’s operating income for the nine-month period ended September 30, 2011 would have decreased by approximately $15.0 million if the USD had been 10% more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.

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

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the President and Chief Executive Officer and the Vice President and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities during the three months ended September 30, 2011 are listed in the following table.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1, 2011 – July 31, 2011	—	—	—	2,104,987
August 1, 2011 – August 31, 2011	1,657,500	70.71	1,657,500	447,487
September 1, 2011 – September 30, 2011	119,568	77.05	115,511	331,976

Total	1,777,068	71.13	1,773,011	331,976

(1)	Includes shares exchanged or surrendered in connection with the exercise or vesting of equity awards under Gardner Denver’s Amended and Restated Long-Term Incentive Plan.
(2)	Excludes commissions.
(3)	In November 2008, the Board of Directors authorized the Company to acquire up to 3.0 million shares of its common stock. As of September 30, 2011, 2,668,024 shares had been repurchased under this repurchase program.

Item 6.	Exhibits

See the list of exhibits in the Index to Exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC. (Registrant)

Date: November 3, 2011	By:	/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

Date: November 3, 2011	By:	/s/ Michael M. Larsen
Michael M. Larsen Vice President and Chief Financial Officer

Date: November 3, 2011	By:	/s/ David J. Antoniuk
David J. Antoniuk Vice President and Corporate Controller (Principal Accounting Officer)

GARDNER DENVER, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 3, 2006, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Gardner Denver, Inc., filed as Exhibit 3.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 4, 2008, and incorporated herein by reference.

4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 21, 2005, and incorporated herein by reference.

4.2	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 29, 2009, between Gardner Denver, Inc. and Wells Fargo Bank, National Association as Rights Agent, filed as Exhibit 4.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 29, 2009, and incorporated herein by reference.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
§	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.