Form 10-K
period 2011-12-31
GARDNER DENVER INC
filed 2012-02-27
CIK 916459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13215

GARDNER DENVER, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0419383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Liberty Ridge Drive, Suite 3000 Wayne, PA	19087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 249-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock of $0.01 par value per share	New York Stock Exchange
Rights to Purchase Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on June 30, 2011 was approximately $4,379.1 million.

Common stock outstanding at January 27, 2012: 50,663,183 shares.

Documents Incorporated by Reference

Portions of the Gardner Denver, Inc. Proxy Statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These risks, uncertainties and other factors include, but are not limited to: (1) the Company’s exposure to the risks associated with instability in the global economy, which may negatively impact its revenues, liquidity, suppliers and customers; (2) exposure to cycles in specific markets, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s industrial products; (3) the risks associated with competition in the Company’s market segments, particularly the pricing of the Company’s products; (4) the risk that the Company is unable to develop new products and technologies, which may negatively impact our sales and market share; (5) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly copper, aluminum, iron casting and other metal suppliers; (6) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. Dollar (“USD”), the euro (“EUR”), the British pound sterling (“GBP”) and the Chinese yuan (“CNY”)); (7) the risks associated with the potential loss of key customers for petroleum products and the potential resulting negative impact on the Company’s profitability and cash flows; (8) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (9) the risks that the Company will not realize the expected financial benefits from future restructuring actions; (10) the ability to attract and retain quality executive management and other key personnel; (11) the risk that communication or information systems failure may disrupt the Company’s business and result in financial loss and liability to its customers; (12) the loss of, or disruption in, the Company’s distribution network could have a negative impact on the Company’s ability to ship products, meet customer demand, and otherwise operate its business; (13) the ability to avoid employee work stoppages and other labor difficulties; (14) the risks associated with potential changes in shale oil and gas regulation; (15) the risks associated with pending asbestos and silica personal injury lawsuits; (16) the risk of non-compliance with U.S. and foreign laws and regulations applicable to the Company’s international operations, including the U.S. Foreign Corrupt Practices Act and other similar laws; (17) the risks associated with environmental compliance costs and liabilities, including the compliance costs and liabilities of future climate change regulations; (18) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; (19) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of the Company’s total assets, are impaired; (20) risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (21) the ability to continue to identify and complete strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; and (22) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets. The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

Executive Overview

Gardner Denver designs, manufactures and markets engineered industrial machinery and related parts and services. The Company is one of the world’s leading manufacturers of highly engineered compressors and vacuum products for industrial applications. Stationary air compressors are used to pressurize gas, including air, in excess of 50 pounds per square inch gauge (“PSIG”) and are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers and liquid ring pumps compress gas, including air, up to 50 PSIG and are often used in vacuum applications. Blowers are used primarily in pneumatic conveying, wastewater aeration and engineered vacuum systems. Liquid ring pumps are often sold as part of an engineered package and are used in process applications such as power generation, chemical processing and oil and gas refining. The Company also supplies pumps and compressors for original equipment manufacturer (“OEM”) applications such as medical equipment, vapor recovery, printing, packaging and laboratory equipment.

Additionally, the Company designs, manufactures, markets, and services a diverse group of pumps, water jetting systems and related aftermarket parts used in oil and natural gas well drilling, servicing and production and in industrial cleaning and maintenance. The Company also manufactures loading arms, swivel joints, couplers and valves used to load and unload ships, tank trucks and rail cars. The Company is one of the world’s leading manufacturers of reciprocating pumps used in oil and natural gas well drilling, servicing and production, and in loading arms used in the transfer of petrochemical products.

The Company’s divisional operations are combined into two major product groups: the Industrial Products Group and the Engineered Products Group. Approximately 42% of the Industrial Products Group revenue is generated through distribution, approximately 39% is sold directly to the end customer and the balance is for OEM products. By comparison, approximately 60% of Engineered Products Group revenue is sold directly to the end user, approximately 31% is used in OEM products and the balance is sold through distribution.

For the year ended December 31, 2011, the Company’s revenues were approximately $2.4 billion, of which 53% were derived from sales of Industrial Products and 47% were from sales of Engineered Products. Approximately 39% of the Company’s total revenues for the year ended December 31, 2011 were derived from sales to customers in the United States and approximately 61% were from sales to customers in various countries outside the United States. Of the total non-U.S. sales, 51% were to Europe, 28% to Asia, 5% to Canada, 5% to South America and 11% to other regions. See Note 20 “Segment Information” in the “Notes to Consolidated Financial Statements.”

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

Significant Accomplishments in 2011

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

The Company’s significant accomplishments in 2011 included:

•

As a result of continued operational improvements and cost reductions through application of the Gardner Denver Way, and year over year revenue growth, the Company realized significant expansion in operating income as a percentage of revenues in both the Industrial Products Group and Engineered Products Group. Total year revenues for the business rose to $2.37 billion and operating margins finished at 16.9%, both records for the Company.

•

20% organic growth through leveraging Gardner Denver channels to drive sales, investing in high-growth market segments such as energy, medical, life sciences and environment, and further strengthening the Company’s presence in faster-growing geographic markets, such as Asia-Pacific and Brazil by providing a broader range of locally manufactured industrial products. Results include promising order rates in attractive end markets and regions for both the Industrial Products Group and Engineered Products Group.

•

Generated $300 million in net cash from operating activities, which was in excess of net income, compared to $202 million in 2010. Uses of cash during 2011 included the repayment of $125 million of 8% Senior Subordinated Notes, investments in capital projects of $55.7 million, the acquisition of Robuschi S.p.A. (“Robuschi”) for $200.8 million, repurchases of common shares of $132.6 million, the buyout of interests in two joint ventures for $18.8 million, and payment of cash dividends of $10.4 million ($0.20 per common share). The Company’s cash balance of $155.3 million, financing alternatives and availability under its various borrowing facilities provide the flexibility to consider acquisition opportunities should they arise.

•

Developed new products that incorporate the voice of the customer, provide differentiation from the competition and strengthen the Company’s position as a leader in innovation. Examples include the Hoffman Revolution centrifugal blower and the PZ 2400 drilling pump.

•

Increased aftermarket revenues as a percentage of total revenues to approximately 32% in 2011 from 31% in 2010. This increase represents solid progress toward the Company’s long term goal of 40% to 45%.

•	Reduced Selling General & Administrative expenses as a percent of sales to 16.7% for total year 2011, down 280 basis points from 2010 levels of 19.5%.

•

Completed the relocation of the Company’s corporate headquarters to the Philadelphia, Pennsylvania area. This location provides the logistical advantages of a major metropolitan area and better accessibility to global customers, the Company’s operations outside the U.S., investors and a broader pool of local professional human resources.

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

Gardner Denver has completed 24 acquisitions since becoming an independent company in 1994. The following table summarizes major transactions completed since January 2005.

Date of Acquisition	Acquired Entity	Approximate Transaction Value (USD millions)
July 2005	Thomas Industries Inc.	484
October 2008	CompAir Holdings Limited	379
December 2011	Robuschi S.p.A.	201

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

In October 2008, the Company completed the acquisition of CompAir Holdings Limited (“CompAir”), a leading global manufacturer of compressed air and gas solutions headquartered in Redditch, United Kingdom (“UK”). CompAir manufactures an extensive range of products, including oil-injected and oil-free stationary rotary screw compressors, reciprocating compressors, portable rotary screw compressors and rotary vane compressors. These products are used in, among other things, oil and gas exploration, mining and construction, power plants, general industrial applications, OEM applications such as snow-making and mass transit, compressed natural gas, industrial gases and breathing air, and in naval, marine and defense market segments. This acquisition was complementary to the Company’s Industrial Products Group product portfolio.

In December 2011, the Company acquired Robuschi S.p.A, a leading European producer of blowers, pumps and associated packages. These products are used in a wide variety of end markets including wastewater, mining, and power generation, as well as general industrial applications. With facilities in Noceto, Italy; Sao Paulo, Brazil; and Shanghai, China, in addition to its main production facility in Parma, Robuschi serves over 3,000 customers and has an installed base in excess of 200,000 units. This acquisition was complementary to the Company’s Industrial Products Group product portfolio.

Markets and Products

A description of the particular products manufactured and sold by Gardner Denver in its two reportable segments as of December 31, 2011 is set forth below. For financial information over the past three years on the Company’s performance by reportable segment and the Company’s international sales, refer to Note 20 “Segment Information” in the “Notes to Consolidated Financial Statements.”

Industrial Products Group Segment

In the Industrial Products Group, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air and gas compressors; positive displacement, centrifugal and side channel blowers; and vacuum pumps, primarily serving manufacturing, transportation and general industry and selected OEM and engineered system applications. The Company also markets and services complementary ancillary products. Industrial Products Group sales for the year ended December 31, 2011 were approximately $1.3 billion.

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

Blowers are used to produce a high volume of air at low pressure or vacuum. The Company’s positive displacement blowers range from 0 to 36 PSIG discharge pressure and 0 to 29.9 inches of mercury (in Hg) vacuum and capacity range of 0 to 17,000 cubic feet per minute (CFM) and are sold under the trademarks Sutorbilt, DuroFlow, CycloBlower, HeliFlow, Robuschi, TriFlow, Drum, Wittig and Elmo Rietschle. The Company’s multistage centrifugal blowers are sold under the trademarks Gardner Denver, Lamson and Hoffman and range from 0.5 to 25 PSIG discharge pressure and 0 to 18 inches Hg vacuum and capacity range of 100 to 40,000 CFM. The Company’s side channel blowers range from 0 to 15 PSIG discharge pressure and 20 inches Hg vacuum and capacity range of 0 to 1,500 CFM and are sold under the Elmo Rietschle, Airgen and TurboTron trademarks. The Company’s sliding vane compressors and vacuum pumps range from 0 to 150 PSIG discharge pressure and 29.9 inches Hg vacuum and capacity range of 0 to 3,000 CFM and are sold under the Gardner Denver, Hydrovane, Elmo Rietschle, Drum and Wittig trademarks. The Company’s engineered vacuum systems are used in industrial cleaning, hospitals, dental offices, general industrial applications and the chemical industry and are sold under the Gardner Denver, Invincible, and Elmo Rietschle trademarks. The Company’s engineered systems range from 0 to 32 PSIG discharge pressure and 29.9 inches Hg vacuum and capacity range of 50 to 3,000 CFM and are sold under the Elmo Rietschle trademark.

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

The Industrial Products Group operates production facilities around the world including six plants in the U.S., four in the UK, three in Germany, two in Italy, and one each in China, Brazil and Finland. The most significant facilities include owned properties in Quincy, Illinois; Sedalia, Missouri; Peachtree City, Georgia; Princeton, Illinois; Bradford and Redditch, UK; Bad Neustadt and Schopfheim, Germany; and leased properties in Tampere, Finland; Simmern, Germany; Ipswich, UK; Qingpu China; and Parma, Italy.

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

Engineered Products Group Segment

The Company’s Engineered Products Group segment designs, manufactures, markets and services a diverse group of pumps, compressors, liquid ring vacuum pumps, water jetting and loading arm systems and related aftermarket parts. These products are used in well drilling, well servicing and production of oil and natural gas; industrial, commercial and transportation applications; and in industrial cleaning and maintenance. This segment also designs, manufactures, markets and services other engineered products and components and equipment for the chemical, petroleum and food industries. Engineered Products Group sales for the year ended December 31, 2011 were approximately $1.1 billion.

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

Liquid ring vacuum pumps, compressors and engineered systems, sold under the Nash trademark, are used in many different applications including gas removal, distillation, reacting, drying, lifting and handling, filters, priming and vapor recovery. These applications are found principally in the pulp and paper, industrial manufacturing, petrochemical, power, mining and oil and gas industries. Nash products range in capacity from approximately 10 CFM to over 20,000 CFM. These products are sold primarily through direct sales channels and agents. Gardner Denver operates five Nash service centers in North America, and one each in the Netherlands and Australia. The Oberdorfer line of fractional horsepower specialty bronze and high alloy pumps for the general industrial and marine markets was acquired as part of the Thomas acquisition. A small portion of Gardner Denver pumps are sold for use in industrial applications.

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

Gardner Denver’s other fluid transfer components and equipment include loading arms, swivel joints, storage tank equipment, dry-break couplers and tank truck systems used to load and unload ships, tank trucks and rail cars. These products are sold primarily under the Emco Wheaton, Todo and Perolo trademarks.

The Engineered Products Group operates twenty-two production facilities (including two remanufacturing facilities) around the world including twelve in the U.S., four in Germany, two in China and one each in the UK, Sweden, Brazil and Canada. The most significant facilities include owned properties in Tulsa, Oklahoma; Quincy, Illinois; Syracuse, New York; Ilmenau, Kirchhain and Memmingen, Germany; Boshan and Wuxi, China; Margate, UK; and Toreboda, Sweden, and leased properties in Houston, Texas; Monroe, Louisiana; Elizabeth, Pennsylvania; Nuremberg, Germany; and Oakville, Ontario.

Customers and Customer Service

Gardner Denver sells its products through independent distributors and sales representatives, and directly to OEMs, engineering firms and end-users. The Company has been able to establish strong customer relationships with numerous key OEMs and exclusive supply arrangements with many of its distributors. The Company uses a direct sales force to serve OEM and engineering firm accounts because these customers typically require higher levels of technical assistance, more coordinated shipment scheduling and more complex product service than customers of the Company’s less specialized products. As a significant portion of its products are marketed through independent distribution, the Company is committed to developing and supporting its distribution network of over 1,000 distributors and representatives. The Company has distribution centers that stock parts, accessories and small compressor and vacuum products in order to provide adequate and timely availability. The Company also leases sales office and warehouse space in various locations. Gardner Denver provides its distributors with sales and product literature, technical assistance and training programs, advertising and sales promotions, order-entry and tracking systems and an annual restocking program. Furthermore, the Company participates in major trade shows and has a direct marketing department to generate sales leads and support the distributors’ sales personnel. The Company does not have any customers that individually provide more than 5% of its consolidated revenues, and the loss of any individual customer would not materially affect its consolidated revenues. However, revenue is derived from certain key customers for the Company’s petroleum products and the loss or reduction of any significant long-term contracts with any of these customers could result in a material decrease in the Company’s future profitability and cash flows. Fluctuations in revenue are primarily driven by specific industry and market changes.

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

Although there are a few large manufacturers of compressor and vacuum products, the marketplace for these products remains highly fragmented due to the wide variety of product technologies, applications and selling channels. Gardner Denver’s principal competitors in sales of standard configurations of compressor and vacuum products which are included in the Industrial Products Group include Ingersoll-Rand, Sullair (owned by United

Technologies Corporation), Atlas Copco, Quincy Compressor (owned by Atlas Copco), Kaeser Compressor, Roots, Busch, Becker, SiHi and GHH RAND (owned by Ingersoll-Rand). Manufacturers located in India, China and Taiwan are also becoming more significant competitors as the products produced in these regions improve in quality and reliability.

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

During the years ended December 31, 2011, 2010, and 2009, the Company spent approximately $39.3 million, $35.9 million, and $36.0 million, respectively, on research activities relating to the development of new products and the improvement of existing products. All such expenditures were funded by the Company.

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

Patents, Trademarks and Other Intellectual Property

The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees than on any individual patent, trademark or copyright. Nevertheless, as part of its ongoing research, development and manufacturing activities, Gardner Denver has a policy of securing its proprietary products, product enhancements and processes with appropriate protective measures.

In the aggregate, patents and trademarks are of considerable importance to the manufacture and marketing of many of Gardner Denver’s products. However, the Company does not consider any single patent or trademark, or group of patents or trademarks, to be material to its business as a whole, except for the Gardner Denver trademark. Other important trademarks the Company uses include, among others, Aeon, Airgen, Belliss & Morcom, Bottarini, Champion, CompAir, CycloBlower, Drum, DuroFlow, Elmo Rietschle, Emco Wheaton, Hoffman, ILMVAC, Hydrovane, Lamson, Legend, Mako, Nash, Oberdorfer, OPI, Quantima, Reavell, Robuschi, Sutorbilt, Tamrotor, Thomas, Todo, Webster, Welch and Wittig. Gardner Denver has registered its trademarks in the countries where it deems necessary or in the Company’s best interest.

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

Employees

As of January 2012, the Company had approximately 6,800 full-time employees. The Company believes that its current relations with employees are satisfactory.

Executive Officers of the Registrant

The following sets forth certain information with respect to Gardner Denver’s executive officers as of February 24, 2012. These officers serve at the discretion of the Board of Directors.

Name	Position	Age
Barry L. Pennypacker	President and Chief Executive Officer	51
Michael M. Larsen	Vice President and Chief Financial Officer	43
T. Duane Morgan	Vice President, Gardner Denver, Inc. and President, Engineered Products Group	62
Brent A. Walters	Vice President, General Counsel, Chief Compliance Officer and Secretary	47
Susan A. Gunn	Vice President, Human Resources	40
Bob D. Elkins	Vice President, Chief Information Officer	63

Barry L. Pennypacker, age 51, was appointed President and Chief Executive Officer of Gardner Denver in January 2008 and as a director in February 2008. He joined the Company from Westinghouse Air Brake Technologies Corporation, a worldwide provider of technology-based equipment and services for the rail industry, where he held a series of Vice President positions with increasing responsibility from 1999 to 2008, with his last position being as Vice President, Group Executive. Prior to that, he was Director, Worldwide Operations for the Stanley Fastening Systems, an operating unit of Stanley Works, from 1997 to 1999. Mr. Pennypacker also served in a number of senior management positions of increasing responsibility with Danaher Corporation from 1992 to 1997. He holds a B.S. in operations management from the Pennsylvania State University and an M.B.A. in operations research from St. Joseph’s University.

Mr. Pennypacker’s extensive managerial and operational expertise has proven invaluable to the Company and Board during the recent worldwide economic downturn. His foresight to make crucial operational improvements and his continued vision in implementing the Gardner Denver Way has been a significant factor in the Company’s success. His leadership in addressing the issues facing the Company has provided our Board with the insight necessary to strategically plan for the Company’s future successes.

Michael M. Larsen, age 43, was appointed Vice President and Chief Financial Officer of Gardner Denver in October 2010. He joined the Company from General Electric (“GE”) Water & Process Technologies, a global leader in water treatment and process solutions, where he was Chief Financial Officer. His previous experience includes more than 15 years with GE, where he held a number of global finance leadership roles with increasing responsibility in GE Plastics, GE Industrial, GE Energy Services and GE Power & Water. He began his GE career with GE Healthcare as part of the Financial Management Program in 1995. Mr. Larsen holds a B.A. in international economics from the American University of Paris and an M.B.A. from Columbia University and London Business School.

T. Duane Morgan, age 62, was promoted to Vice President, Gardner Denver, and President, Engineered Products Group in January 2009. He joined the Company as Vice President and General Manager of the Gardner Denver Fluid Transfer Division in December 2005. Prior to joining Gardner Denver, Mr. Morgan served as President of Process Valves for Cooper Cameron Valves, a division of Cooper Cameron Corporation, Vice President and General Manager, Aftermarket Services, from 2003 to 2005, and President of Orbit Valve, a division of Cooper Cameron Valves, from 1998 to 2002. From 1985 to 1998, he served in various capacities in plant and sales management for Cooper Oil Tool Division, Cooper Industries. Before joining Cooper Industries, he held various positions in finance, marketing and sales with Joy Manufacturing Company and B.F. Goodrich Company. Mr. Morgan holds a B.S. degree in mathematics from McNeese State University and an M.B.A. from Louisiana State University. Mr. Morgan is a member of the Board of Directors of the Petroleum Equipment Suppliers Association and a former member of the Board of Directors of the Valve Manufacturers Association. Mr. Morgan also served on active duty as an Air Defense Artillery Officer in the U.S. Army.

Brent A. Walters, age 47, was appointed Vice President, General Counsel and Chief Compliance Officer of Gardner Denver in August 2009, and appointed Secretary of the Company in February 2010. He joined the Company from Caterpillar Inc., a publicly traded manufacturer of construction machinery and equipment, where he held a series of positions with increasing responsibility from 1996 to 2009, most recently as Senior Corporate Counsel. Prior to joining Caterpillar in 1996, Mr. Walters was an associate attorney with Hinshaw & Culbertson from 1991 to 1996 and a financial auditor with KPMG LLP and PricewaterhouseCoopers LLP prior to attending law school. Mr. Walters has a B.S. in accounting from Bradley University and J.D. from Southern Illinois University School of Law. He is a Certified Public Accountant.

Susan A. Gunn, age 40, was appointed Vice President, Human Resources in January 2012. Prior to joining Gardner Denver, Ms. Gunn was employed by Hay Group as Global Head of Human Resources and Acting Chief Marketing Officer. Hay Group is a private global management consulting firm providing extensive support in evaluating and implementing global human resources strategy. Ms. Gunn also led international HR operations in public enterprises including senior human resources roles at Willis Group Holdings, Revlon and Vivendi Universal (The Seagram Company). Ms. Gunn is also a member of the Board of Directors for Leadership Philadelphia, a non-profit institution supporting philanthropist leadership activities in the Philadelphia area. Ms. Gunn holds a Bachelor of Arts degree in Economics and a Graduate Certificate in Human Resources from McGill University.

Bob D. Elkins, age 63, was promoted to Vice President, Chief Information Officer of Gardner Denver in November 2007. He joined Gardner Denver in January 2004, as Director of Information Technology and served in that position until his promotion in 2005 to Vice President, Information Technology. Mr. Elkins has over 20 years experience in Information Technology leadership positions. Prior to joining Gardner Denver, he served as Senior Project Manager for SBI and Company from September 2003 to December 2003, Vice President, Industry Solutions for Novoforum from July 2000 to September 2002, Director of Information Technology for Halliburton Energy Services from May 1994 to July 2000, and Associate Partner at Accenture (formerly Andersen Consulting) from January 1981 to May 1994. Mr. Elkins has a B.S. in economics and an M.B.A. in computer science from Texas A&M University.

Compliance Certifications

The Company has included at Exhibits 31.1 and 31.2 of this Form 10-K for the fiscal year ended December 31, 2011 certificates of the Company’s Chief Executive Officer and Chief Financial Officer certifying the quality of the Company’s public disclosure. The Company’s Chief Executive Officer has also submitted to the New York Stock Exchange (NYSE) a document certifying, without qualification, that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

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

ITEM 1A. RISK FACTORS

We have exposure to the risks associated with instability in the global economy and financial markets, which may negatively impact our revenues, liquidity, suppliers and customers.

As a result of the adverse economic conditions in the United States, Europe and Asia, we experienced decreased demand for our products during 2009, which in turn had a negative effect on our revenues and net income. The economic recovery in certain markets during 2010 resulted in improved revenues and net income in 2010 and 2011. However, continued future growth will, in part, be contingent on the strength and duration of the recovery. Additionally, diminished credit availability may prohibit our customers and suppliers from obtaining financing for their operations, which could result in (i) disruption to our supply deliveries or our inability to obtain raw materials at favorable pricing, (ii) a decrease in orders of our products or the cancellations thereof, and (iii) our customers’ inability to pay for our products. Furthermore, the volatility in security prices may adversely affect the value of the assets in our pension plans, which may, in turn, result in increased future funding requirements and pension cost. We are unable to predict the strength and duration of the current economic recovery in the United States, Europe and Asia. A return to the more adverse economic conditions experienced in 2009 could have a material adverse effect on our results of operations and financial condition and exacerbate the other risk factors described below.

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

We actively compete with many companies producing the same or similar products. Depending on the particular product and application, we experience competition based on a number of factors, including price, quality, performance and availability. We compete against many companies, including divisions of larger companies with greater financial resources than we possess. As a result, these competitors may be both domestically and internationally better able to withstand a change in conditions within the markets in which we compete and throughout the global economy as a whole.

In addition, our ability to compete effectively depends on how successfully we anticipate and respond to various competitive factors, including new competitors entering our markets, new products and services that may be introduced by competitors, changes in customer preferences, and pricing pressures. If we are unable to anticipate our competitors’ development of new products and services, identify customer needs and preferences on a timely basis or successfully introduce new products and services in response to such competitive factors, we could lose customers to competitors. If we cannot compete successfully, our sales and operating results could be materially and adversely affected.

If we are unable to develop new products and technologies, our competitive position may be impaired, which could materially and adversely affect our sales and market share.

The markets we operate in are characterized by changing technologies and frequent introductions of new products and services. Our ability to develop new products based on technological innovation can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products and technologies or failure to gain market acceptance of new products and technologies may significantly reduce future revenues and materially and adversely affect our competitive position.

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

More than half of our sales and operations are in non-U.S. jurisdictions and we are subject to the economic, political, regulatory and other risks of international operations.

For the fiscal year ended December 31, 2011, approximately 61% of our revenues were from customers in countries outside of the United States. We have manufacturing facilities in Germany, the UK, China, Finland, Italy, Brazil, Sweden and Canada. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Non-U.S. operations and U.S. export sales could be adversely affected as a result of:

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

Although we have no customers that individually represent 5% or more of our total annual sales, we derive revenue from certain key customers for our petroleum products and the loss or reduction of any significant contracts with any of these customers could result in a material decrease of our future profitability and cash flows. In addition, lost sales may be difficult to replace due to the relative concentration of the customer base in this market segment.

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

In the last few years, we have implemented significant restructuring activities across our business to improve our cost structure. We continually seek ways to improve efficiencies and reduce costs in all areas of our operations. Future restructuring actions may not be as effective as we anticipate, and we may fail to realize the cost savings we anticipate from these actions.

Our success depends on our executive management and other key personnel.

Our future success depends to a significant degree on the skills, experience and efforts of our executive management and other key personnel and their ability to provide the Company with uninterrupted leadership and direction. The loss of the services of any of our executive officers or a failure to provide adequate succession plans for key personnel could have an adverse impact. The availability of highly qualified talent is limited, and the competition for talent is robust. However, we provide long-term equity incentives and certain other benefits for our executive officers which provide incentives for them to make a long-term commitment to our Company. Our future success will also depend on our ability to have adequate succession plans in place and to attract, retain and develop qualified personnel. A failure to efficiently replace executive management members and other key personnel and to attract, retain and develop new qualified personnel could have an adverse effect on our operations and implementation of our strategic plan.

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

The loss of, or disruption in, our distribution network could have a negative impact on our abilities to ship products, meet customer demand, and otherwise operate our business.

We sell our products through independent distributors and sales representatives. We rely in large part on the orderly operation of this distribution network, which depends on adherence to shipping schedules and effective management. Although we believe that our receiving and distribution process is efficient and well-positioned to support our operations and strategic plans, we cannot assure that we have anticipated all issues or that events beyond our control, such as natural disasters or other catastrophic events, labor disagreements or shipping problems, will not disrupt our distribution network. If complications arise within a segment of our distribution network, the remaining network may not be able to support the resulting additional distribution demands. Any of these disruptions or complications could negatively impact our revenues, back-log and costs.

Our business could suffer if we experience employee work stoppages, union and work council campaigns or other labor difficulties.

As of January 2012, we had approximately 6,800 full-time employees. A significant number of our employees, including a large portion of the employees outside of the U.S., are represented by works councils and labor unions. Although we do not anticipate future work stoppages by our union employees, work stoppages may occur. Although we believe that our relations with employees are satisfactory and have not experienced any material work stoppages, we may not be successful in negotiating new collective bargaining agreements. Additionally, future negotiations with our union employees may (i) result in significant increases in our cost of labor, (ii) divert management’s attention away from operating our business or (iii) breakdown and result in the disruption of our operations. The occurrence of any of the preceding conditions could impair our ability to manufacture our products and result in increased costs and/or decreased operating results.

The risk of potential changes in shale oil and gas regulation.

Potential changes in the regulation of shale oil and gas exploration and extraction could negatively affect our ability to develop products for this market and meet our customer demand.

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

Our global operations subject us to regulation by U.S. federal and state laws and multiple foreign laws, regulations and policies, which could result in conflicting legal requirements. These laws and regulations are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. These laws and regulations include import and export control, environmental, health and safety regulations, data privacy requirements, international labor laws and work councils and anti-corruption and bribery laws such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, the U.N. Convention Against Bribery and local laws prohibiting corrupt payments to government officials. We are subject to the risk that we, our employees, our affiliated entities, contractors, agents or their respective officers, directors, employees and agents may take actions determined to be in violation of any of these laws, particularly as we expand our operations geographically through organic growth and acquisitions. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

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

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible and identifiable intangible assets acquired, liabilities assumed and any non-controlling interest. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. Impairment assessment under GAAP requires that we consider, among other factors, differences between the current book value and estimated fair value of our net assets, and comparison of the estimated fair value of our net assets to our current market capitalization. As of December 31, 2011, the net carrying value of goodwill and other intangible assets represented approximately $1,025.5 million, or 43% of our total assets. In 2009, we recorded impairment charges totaling $252.5 million to reduce the carrying amount of goodwill in the Industrial Products Group and a $9.9 million impairment charge primarily to reduce the carrying value of a trade name in the Industrial Products Group.

Based on our annual impairment testing conducted in 2011, and a review of any potential indicators of impairment, we concluded that the carrying value of goodwill and other intangible assets were not further impaired. If goodwill or other assets are further impaired based on a future impairment test, we could be required to record additional non-cash impairment charges to our operating income. Such non-cash impairment charges, if significant, could materially and adversely affect our results of operations in the period recognized, reduce our consolidated stockholders’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to public debt and equity markets.

Our indebtedness could adversely affect our financial flexibility.

We had debt of $403.8 million at December 31, 2011, and our indebtedness could have an adverse future effect on our business. For example:

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

•

the various covenants contained in our credit agreement and the documents governing our other existing indebtedness may place us at a relative competitive disadvantage as compared to some of our competitors.

We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.

We have completed 24 acquisitions since becoming an independent company in 1994. We expect to continue making acquisitions if appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Furthermore, our existing operations may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of our existing operations.

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

We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2011, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $99.4 million (“unfunded status”), compared to $95.3 million at December 31, 2010. Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

See Item 1 “Business” for information on Gardner Denver’s manufacturing, distribution and service facilities and sales offices, which is hereby incorporated by reference. Generally, the Company’s plants are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in 2012. The Company leases sales office and warehouse space in numerous locations worldwide.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions is included under “Contingencies” contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 “Contingencies” in the “Notes to Consolidated Financial Statements,” of this Annual Report on Form 10-K and is hereby incorporated by reference.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information regarding the quarterly market price ranges is included in Note 21 “Quarterly Financial and Other Supplemental Information (Unaudited)” in the “Notes to Consolidated Financial Statements” and is hereby incorporated by reference. There were approximately 5,300 stockholders of record as of December 31, 2011.

On November 16, 2009, the Company’s Board of Directors adopted a dividend policy pursuant to which the Company intends to pay quarterly cash dividends on its common stock, and also declared its first quarterly dividend of $0.05 per common share, paid on December 10, 2009, to stockholders of record as of November 23, 2009. Quarterly dividends of $0.05 per common share were paid in 2011 and 2010. The Company intends to continue paying quarterly dividends, but can make no assurance that such dividends will be paid in the future since payment is dependent upon, among other factors, the Company’s future earnings, cash flows, capital requirements, debt covenants, general financial condition and general business conditions. The cash flow generated by the Company is currently used for debt service, selective acquisitions, capital equipment, payment of cash dividends, repurchase of its common stock and reinvestment.

In November 2008, the Company’s Board of Directors authorized a share-repurchase program to acquire up to 3,000,000 shares of the Company’s outstanding common stock. All common stock acquired will be held as treasury stock and will be available for general corporate purposes. At December 31, 2011, 331,976 shares remained available for purchase under the program. This program will remain in effect until all the authorized shares are repurchased, unless modified by the Board of Directors.

In November 2011, the Company’s Board of Directors authorized a share repurchase program to acquire up to 1,300,000 shares of the Company’s outstanding common stock, plus an additional amount to offset dilution resulting from grants under the Company’s equity compensation plans. The program is in addition to the Company’s existing stock repurchase program announced in November 2008. All common stock acquired will be held as treasury stock and will be available for general corporate purposes. At December 31, 2011, 1,300,000 shares remained available for purchase under the program.

Repurchases of equity securities under the two share repurchase programs during the fourth quarter of 2011 are listed in the following table:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 1, 2011 — October 31, 2011	473	$59.76	—	331,976
November 1, 2011 — November 30, 2011	—	$—	—	1,631,976
December 1, 2011 — December 31, 2011	—	$—	—	1,631,976
Total	473	$59.76	—	1,631,976

(1)	473 shares were exchanged or surrendered in connection with Gardner Denver’s stock option and restricted share award plans.

(2)	Excludes commissions.

Stock Performance Graph

The following table compares the cumulative total stockholder return for the Company’s common stock on an annual basis from December 31, 2006 through December 31, 2011 to the cumulative returns for the same periods of the: (a) Standard & Poor’s 500 Stock Index; (b) Standard & Poor’s 600 Index for Industrial Machinery, a pre-established industry index believed by the Company to have a peer group relationship with the Company; and (c) Standard & Poor’s SmallCap 600, an industry index which includes the Company’s common stock. The graph assumes that $100 was invested in Gardner Denver, Inc. common stock and in each of the other indices on December 31, 2006 and that all dividends were reinvested when received. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Years Ended December 31 (Dollars in thousands except per share amounts)	2011(1)	2010	2009(2)	2008(3)	2007
Revenues	$2,370,903	1,895,104	1,778,145	2,018,332	1,868,844
Net income (loss) attributable to Gardner Denver	277,563	172,962	(165,185)	165,981	205,104
Basic earnings (loss) per share attributable to Gardner Denver common stockholders	5.37	3.31	(3.18)	3.16	3.85
Diluted earnings (loss) per share attributable to Gardner Denver common stockholders	5.33	3.28	(3.18)	3.12	3.80
Long-term debt (excluding current maturities)	326,133	250,681	330,935	506,700	263,987
Total assets	$2,365,568	2,027,098	1,939,048	2,340,125	1,905,607
Cash dividends declared per common share	$0.20	0.20	0.05	—	—

(1)	The Company acquired all of the outstanding shares of Robuschi in December 2011.

(2)	Net income and diluted earnings per share in 2009 reflect goodwill and other indefinite-lived intangible asset impairment charges totaling $250.8 million, or $4.81 per share, restructuring charges totaling $33.2 million, or $0.63 per share, and discrete income tax items totaling $5.6 million, or $0.11 per share.

(3)

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

The Company has determined its reportable segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting. The Company evaluates the performance of its reportable segments based on operating income, which is defined as income before interest expense, other income, net, and income taxes. Reportable segment operating income and segment operating margin (defined as segment operating income divided by segment revenues) are indicative of short-term operational performance and ongoing profitability. Management closely monitors the operating income and operating margin of each business segment to evaluate past performance and identify actions required to improve profitability.

Overview and Description of Business

The Company designs, manufactures and markets engineered industrial machinery and related parts and services. The Company is one of the world’s leading manufacturers of highly engineered stationary air compressors and blowers for industrial applications. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration and engineered vacuum systems. The Company also supplies pumps and compressors for OEM applications such as medical equipment, vapor recovery, printing, packaging and laboratory equipment. In addition, the Company designs, manufactures, markets, and services a diverse group of pumps, water jetting systems and related aftermarket parts used in well drilling, well servicing and production of oil and natural gas; industrial, commercial and transportation applications; and in industrial cleaning and maintenance. The Company also manufactures loading arms, swivel joints, couplers and valves used to load and unload ships, tank trucks and rail cars. The Company is one of the world’s leading manufacturers of reciprocating pumps used in oil and natural gas well drilling, servicing and production and in loading arms for the transfer of petrochemical products.

Since becoming an independent company in 1994, Gardner Denver has completed 24 acquisitions, growing its revenues from approximately $176 million in 1994 to approximately $2.4 billion in 2011. The Company has completed 3 significant acquisitions since 2005, namely Thomas, CompAir, and Robuschi.

In July 2010, the Company completed the acquisition of ILMVAC, a European provider of vacuum pumps, systems and accessories for research and development laboratories and industrial applications headquartered in Ilmenau, Germany. This acquisition was complementary to the Company’s Engineered Products Group product portfolio. The results of ILMVAC are included in the Company’s financial statements from the date of acquisition.

In December 2011, the Company completed the acquisition of Robuschi, a leading European-based producer of low pressure compressors and pumps and associated packages formerly headquartered in Parma, Italy. Robuschi provides a comprehensive range of vacuum pumps, positive displacement blowers and centrifugal pumps. These products are used in, among other areas, water and wastewater treatment, power generation, food applications and chemical processes. This acquisition was complementary to the Company’s Industrial Products Group product portfolio. The results of Robuschi are included in the Company’s financial statements from the date of acquisition.

In the Industrial Products Group, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air compressors; and positive displacement, centrifugal and side channel blowers; primarily serving general industrial and OEM applications. This segment also markets and services complementary ancillary products. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. The markets served are primarily in Europe, the U.S. and Asia. Revenues in the Industrial Products Group constituted 53% of total revenues in 2011.

In the Engineered Products Group, the Company designs, manufactures, markets and services a diverse group of products for industrial, commercial and OEM applications, engineered systems and general industry. Products include reciprocating pumps, liquid ring pumps, diaphragm vacuum pumps, water jetting systems and related aftermarket parts. These products are used in oil and natural gas well drilling, servicing and production; medical and laboratory; and in industrial cleaning and maintenance. Liquid ring pumps are used in many different applications such as water removal, distilling, reacting, flare gas recovery, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, petrochemical and power industries. This segment also designs, manufactures, markets and services other fluid transfer components and equipment for the chemical, petroleum and food industries. The markets served are primarily in the U.S., Europe, Canada and Asia. Revenues in the Engineered Products Group constituted 47% of total revenues in 2011.

The Company sells its products through independent distributors and sales representatives, and directly to OEMs, engineering firms, packagers and end users.

The following table sets forth percentage relationships to revenues of line items included in the statements of operations for the years presented.

	2011	2010	2009
Revenues	100.0	100.0	100.0
Cost of sales	65.9	66.9	69.0
Gross profit	34.1	33.1	31.0
Selling and administrative expenses	16.7	19.5	20.0
Other operating expense, net	0.5	0.3	2.6
Impairment charges	—	—	14.8
Operating income (loss)	16.9	13.3	(6.4)
Interest expense	0.7	1.2	1.6
Other income, net	(0.1)	(0.1)	(0.2)
Income (loss) before income taxes	16.3	12.2	(7.8)
Provision for income taxes	4.5	3.0	1.4
Net income (loss)	11.8	9.2	(9.2)
Net income attributable to noncontrolling interests	0.1	0.1	0.1
Net income (loss) attributable to Gardner Denver	11.7	9.1	(9.3)

Year Ended December 31, 2011, Compared with Year Ended December 31, 2010

Revenues

Revenues increased $475.8 million, or 25%, to $2,370.9 million in 2011, compared to $1,895.1 million in 2010. This increase was attributable to higher volume in both segments ($355.0 million, or 19%), net price increases ($40.3 million, or 2%), the acquisitions of Robuschi in the fourth quarter of 2011 and ILMVAC in the third quarter of 2010 ($13.0 million or 1%), and favorable changes in foreign currency exchange rates ($67.3 million, or 4%). Non-U.S. revenues represented 61% of total revenues in 2011 compared to 66% in 2010.

Revenues in the Industrial Products Group increased $156.2 million, or 14%, to $1,256.0 million in 2011, compared to $1,099.8 million in 2010. This increase reflects higher volume (8%), price increases (2%), favorable changes in foreign currency exchange rates ($43.5 million, or 4%) and the acquisition of Robuschi ($4.5 million). The volume increase was attributable to improvement in demand for OEM products and aftermarket parts and services on a global basis.

Revenues in the Engineered Products Group increased $319.6 million, or 40%, to $1,114.9 million in 2011, compared to $795.3 million in 2010. This increase reflects price increases (3%), higher volume (34%), the acquisition of ILMVAC ($8.5 million, or 1%), and favorable changes in foreign currency exchange rates ($23.8 million or 3%). The volume increase was primarily due to improved demand for petroleum pumps and engineered packages.

Gross Profit

Gross profit increased $181.5 million, or 29%, to $807.9 million in 2011, compared to $626.4 million in 2010, and as a percentage of revenues improved to 34.1% in 2011, compared to 33.1% in 2010. The increase in gross profit and gross profit as a percentage of revenues primarily reflects the volume improvements discussed above, cost reductions, the benefits of operational improvements and favorable product mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $25.3 million, or 7%, to $394.8 million in 2011, compared to $369.5 million in 2010. This increase reflects higher variable compensation expense, commissions, corporate relocation expenses, the unfavorable effect of changes in foreign currency exchange rates ($13.2 million) and the acquisition of Robuschi ($1.8 million), partially offset by the benefits of cost reductions, including lower salaries and benefit expenses. As a percentage of revenues, selling and administrative expenses improved to 16.7% in 2011 compared to 19.5% in 2010 due to the leverage from higher revenues and cost reductions, partially offset by the cost increases discussed above.

Other Operating Expense, Net

Other operating expense, net, consists primarily of realized and unrealized foreign currency gains and losses, employee termination benefits, other restructuring costs, certain employee retirement costs and costs associated with acquisition due diligence. Other operating expense, net, of $12.4 million in 2011 included (i) net restructuring charges of $8.6 million, (ii) due diligence costs of $2.1 million primarily associated with the Robuschi acquisition and an abandoned transaction and (iii) net realized and unrealized foreign currency gains of $0.7 million. Other operating expense, net, of $4.5 million in 2010 included (i) net restructuring charges of $2.2 million, (ii) due diligence costs of $2.8 million primarily associated with an abandoned transaction and (iii) net realized and unrealized foreign currency gains of $2.0 million. See Note 19 “Supplemental Information” in the “Notes to Consolidated Financial Statements.”

Operating Income (Loss)

Operating income of $400.7 million in 2011 compares to operating income of $252.4 million in 2010. Operating income as a percentage of revenues was 16.9% in 2011 compared to 13.3% in 2010. These results reflect the specific items discussed above related to gross profit, selling and administrative expense, and other operating expense, net. Operating income in 2011 reflects charges totaling $13.6 million, or 0.6% of revenues, for profit improvement initiatives, acquisition due diligence costs and corporate relocation expenses partly offset by a foreign currency gain associated with the financing of the Robuschi acquisition. Operating income in 2010 reflects charges totaling $7.6 million, or 0.4% of revenues, for profit improvement initiatives, acquisition due diligence costs and corporate relocation expenses.

The Industrial Products Group generated segment operating income of $140.5 million and segment operating margin of 11.2% in 2011 compared to $93.1 million and 8.5%, respectively in 2010 (see Note 20 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). Results in 2011, compared with 2010, were positively impacted by revenue growth and cost reductions, and reflect charges totaling $9.3 million, or 0.7% of segment revenues, for profit improvement initiatives, acquisition due diligence costs and corporate relocation expenses, partly offset by a foreign currency gain associated with the financing of the Robuschi acquisition. Results in 2010 reflect charges totaling $7.6 million, or 0.7% of segment revenues, for profit improvement initiatives, acquisition due diligence costs and corporate relocation expenses.

The Engineered Products Group generated segment operating income of $260.3 million and segment operating margin of 23.3% in 2011, compared to $159.3 million and 20.0%, respectively, in 2010 (see Note 20 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). The improvement in segment operating income and segment operating margin was due primarily to revenue growth, pricing in the energy business, favorable product mix and the benefits of operational improvements and cost reductions, partially offset by corporate relocation expenses.

Interest Expense

Interest expense of $15.4 million in 2011 declined $8.0 million from $23.4 million in 2010. This decrease was attributable to lower average borrowings in 2011 resulting from net principal repayments of $87.6 million, excluding the impact of the incremental $200 million term loan borrowing on November 21, 2011 for the Robuschi acquisition, and a lower weighted average interest rate. The weighted average interest rate, including the amortization of debt issuance costs, decreased to 5.4% in 2011 compared to 7.2% in 2010, due primarily to the greater relative weight of the fixed interest rate on the Company’s 8% Senior Subordinated Notes in 2010, which were subsequently retired in May 2011.

Other Income, Net

Other income, net, consisting primarily of investment income and realized and unrealized gains and losses on investments, was $1.7 million in 2011 compared to $2.9 million in 2010. This change was due to lower year over year net investment gains associated with the assets of the Company’s deferred compensation plan, which were fully offset by a decrease in accrued compensation expense reflected in selling and administrative expenses.

Provision For Income Taxes

The provision for income taxes was $107.4 million and the effective tax rate was 27.8% in 2011, compared to a provision of $56.9 million and an effective tax rate of 24.5% in 2010. The increase in the provision reflects higher taxable income in 2011. The increase in the effective tax rate primarily reflects a higher proportion of taxable income in the U.S. in 2011, the impact of higher tax rates in China, and certain non-deductible expenses, offset by the reversal of certain non-US valuation allowances of $7.3 million and settlements and lapses of applicable statutes of limitations related to uncertain tax positions.

Net Income (Loss) Attributable to Gardner Denver

Net income attributable to Gardner Denver of $277.6 million and diluted earnings per share (“DEPS”) of $5.33 in 2011 compares to net income attributable to Gardner Denver of $173.0 million and diluted earnings per share of $3.28 in 2010. The improvement in net income and DEPS was the net result of the factors affecting operating income (loss), interest expense and the provision for income taxes discussed above. In 2011, charges for profit improvement initiatives, acquisition due diligence costs and corporate relocation expenses resulted in a net reduction in net income and DEPS of $9.4 million and $0.18, respectively. In 2010, charges for profit improvement initiatives, acquisition due diligence costs and corporate relocation expenses resulted in a net reduction in net income and DEPS of $5.8 million and $0.11, respectively.

Year Ended December 31, 2010, Compared with Year Ended December 31, 2009

Revenues

Revenues increased $117.0 million, or 7%, to $1,895.1 million in 2010, compared to $1,778.1 million in 2009. This increase was attributable to higher volume in both segments ($83.0 million, or 4%), net price increases ($32.0 million, or 2%) and the acquisition of ILMVAC in the third quarter of 2010 ($7.9 million, or 1%), partially offset by unfavorable changes in foreign currency exchange rates ($5.9 million). International revenues were 66% of total revenues in 2010 compared to 66% in 2009.

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

Other Operating Expense, Net

Other operating expense, net, consists primarily of realized and unrealized foreign currency gains and losses, employee termination benefits, other restructuring costs, certain employee retirement costs and costs associated with acquisition due diligence. Other operating expense, net, of $4.5 million in 2010 included (i) net restructuring charges of $2.2 million, (ii) due diligence costs of $2.8 million primarily associated with an abandoned transaction and (iii) net unrealized foreign currency gains of $2.0 million. Other operating expense, net, of $45.7 million in 2009 consisted primarily of restructuring charges of $46.1 million. See Note 19 “Supplemental Information” in the “Notes to Consolidated Financial Statements.”

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

The Industrial Products Group generated segment operating income of $93.1 million and segment operating margin of 8.5% in 2010 compared to a segment operating loss of $239.4 million and segment operating margin of negative 23.4% in 2009 (see Note 20 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). Results in 2010, compared with 2009, were positively impacted by revenue growth and cost reductions, and reflect charges totaling $7.6 million, or 0.7% of revenues, for profit improvement initiatives, acquisition due diligence costs and corporate relocation expenses. Results in 2009 were negatively impacted by the impairment charges, lower gross profit as a result of the revenue decline and unfavorable product mix, and charges totaling $25.6 million in connection with profit improvement initiatives and other items.

The Engineered Products Group generated segment operating income of $159.3 million and segment operating margin of 20.0% in 2010, compared to $125.7 million and 16.6%, respectively, in 2009 (see Note 20 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income (loss) to consolidated income (loss) before income taxes). The improvement in segment operating income and segment operating margin was due primarily to revenue growth, favorable product mix and the benefits of operational improvements and cost reductions, partially offset by corporate relocation expenses. Results in 2009 were negatively impacted by charges totaling $21.7 million, or 2.9% or revenues, in connection with profit improvement initiatives and other items.

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

In 2011, orders in the Industrial Products Group increased $154.4 million, or 14%, to $1,283.4 million, compared to $1,129.0 million in 2010. This increase reflected improvement in demand for OEM products and aftermarket parts and services globally ($105.2 million, or 10%), and the favorable effect of changes in foreign currency exchange rates ($44.7 million). Order backlog for the Industrial Products Group increased 20% to $254.4 million as of December 31, 2011 from $211.7 million at December 31, 2010 due primarily to the growth in orders as discussed above ($29.9 million, or 14%), the incremental effect of the Robuschi acquisition ($19.9 million, or 9%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($7.1 million, or 3%). Order backlog for the Industrial Products Group was higher in most geographic regions as of December 31, 2011 compared to December 31, 2010.

Orders in the Engineered Products Group increased 28% to $1,190.9 million in 2011, compared to $932.6 million in 2010, due to accelerating demand for drilling and well servicing pumps, and strong demand for engineered packages for infrastructure investments, loading arms and OEM products ($228.7 million, or 25%), the acquisition of ILMVAC ($7.6 million, or 1%), and the favorable effect of changes in foreign currency exchange rates ($22.0 million, or 2%). Order backlog for the Engineered Products Group increased 22% to $415.6 million as of December 31, 2011 from $341.8 million at December 31, 2010 due primarily to the growth in orders as discussed above ($80.7 million, or 24%), partially offset by the unfavorable effect of changes in foreign currency exchange rates ($6.9 million, or 2%). Orders for products in the Engineered Products Group have historically corresponded to demand for petrochemical products and been influenced by prices for oil and natural gas, and rig count, among other factors, which the Company cannot predict. Revenues for Engineered Products depend more on existing backlog levels than revenues for Industrial Products. Many of these products are used in process applications, such as oil and gas refining and chemical processing, which are industries that typically experience increased demand very late in economic cycles.

Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or canceled, order backlog is not necessarily indicative of future revenue levels.

During 2008, 2009 and 2010, the Company completed cost reduction and restructuring initiatives in connection with the integration of CompAir, which was acquired in the fourth quarter of 2008, and to mitigate, to the greatest extent possible, the significant decline in global demand and eliminate excess capacity that resulted from operational improvements. During this period, the Company closed eight manufacturing or assembly sites, transferring their activities into existing locations, and reduced its global workforce by approximately 27%. In 2011, the Company realized the full impact of these benefits.

The Company expects gradual improvements in capacity utilization to drive demand for its Industrial Products and services, including some replacement opportunities for industrial compressors and blowers. As a result of its expectation for gradual economic improvement in developed markets, the Company anticipates revenues for its Industrial Products to grow in 2012, but remains cautious in its outlook. The Company’s current outlook assumes that demand for drilling pumps, well servicing equipment and OEM compressors will remain strong in 2012.

Liquidity and Capital Resources

Operating Working Capital

Net working capital (defined as total current assets less total current liabilities) increased to $510.0 million at December 31, 2011 from $468.9 million at December 31, 2010. Operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $72.1 million to $361.1 million at December 31, 2011 from $289.0 million at December 31, 2010, due to the acquisition of Robuschi and higher accounts receivable and inventory levels, partially offset by higher accounts payable and accrued liabilities. Inventory increased $70.2 million, due to the Robuschi acquisition, the growth in orders and backlog, in particular for petroleum products, and the delayed shipment of loading arm orders originally scheduled for the fourth quarter of 2011, partially offset by favorable changes in exchange rates. Inventory turns declined to 5.2 times (5.6 times excluding the effect of the Robuschi acquisition) in 2011 compared to 5.8 times in 2010, due primarily to higher inventory levels required to support the first and second quarter, 2012 shipments. Excluding the effect of changes in foreign currency exchange rates and acquisitions, accounts receivable increased $88.4 million during 2011 due primarily to year over year revenue growth in the fourth quarter and an increase in the days outstanding in Asia Pacific. Days sales in receivables increased to 73 at December 31, 2011 (70 excluding the effect of the Robuschi acquisition) from 64 at December 31, 2010 due primarily to a higher percentage of sales in December of 2011, as compared to December of 2010. The increase in accounts payable and accrued liabilities reflected higher production levels, an increase in the average days in which vendors are paid, an increase in customer advance payments, and higher accrued compensation, benefits and income taxes, partially offset by lower accrued restructuring costs.

Net working capital increased to $468.9 million at December 31, 2010 from $395.0 million at December 31, 2009. Operating working capital increased $26.3 million to $289.0 million at December 31, 2010 from $262.7 million at December 31, 2009 due to higher accounts receivable and inventory levels, partially offset by higher accounts payable and accrued liabilities. Inventory increased $15.4 million, excluding the effect of changes in foreign currency exchange rates and acquisitions, in 2010, due to the growth in orders and backlog discussed above, in particular for petroleum products, and the delayed shipment of loading arm orders originally scheduled for the fourth quarter of 2010. Inventory turns improved to 5.8 times in 2010 compared to 5.4 times in 2009, due primarily to manufacturing velocity improvements realized from the completion of lean manufacturing initiatives. Excluding the effect of changes in foreign currency exchange rates and acquisitions, accounts receivable increased $43.8 million during 2010 due primarily to year over year revenue growth in the fourth quarter. Days sales in receivables declined to 64 at December 31, 2010 from 67 at December 31, 2009 due primarily to improved collections. The increase in accounts payable and accrued liabilities reflected higher production levels, an increase in customer advance payments, and higher accrued compensation, benefits and income taxes, partially offset by lower accrued restructuring costs.

Cash Flows

Cash provided by operating activities of $299.8 million in 2011 increased $97.6 million, or 48%, from $202.2 million in 2010. Higher earnings (excluding non-cash charges for depreciation and amortization and unrealized foreign currency transaction gains) were offset by increased cash used for operating working capital. Operating working capital used cash of $45.8 million in 2011. Cash used in accounts receivable of $88.4 million primarily reflected year over year revenue growth during the fourth quarter. Cash used by inventory of $46.4 million in 2011 reflected the growth in orders and backlog discussed above, in particular for petroleum products, and the delayed shipment of loading arm orders originally scheduled for the fourth quarter of 2011. Cash inflows from accounts payable and accrued liabilities of $88.9 million in 2011 was the result of an increase in the average number of days vendors are being paid, increase in customer advance payments and higher accrued compensation, benefits and income taxes, partially offset by cash payments under the Company’s restructuring plans. The increase in cash also reflected an expected insurance settlement received in the fourth quarter which also resulted in a corresponding decrease in accounts receivable included in Other Assets. Cash provided by operating activities of $202.2 million in 2010 decreased $9.1 million, or 4%, from $211.3 million in 2009. Higher earnings (excluding non-cash charges for depreciation and amortization, impairment charges and unrealized foreign currency transaction gains) were offset by increased cash used for operating working capital. Operating working capital used cash of $22.6 million in 2010. Cash used in accounts receivable of $43.8 million reflected year over year revenue growth during the fourth quarter, offset by improved collections. Cash used by inventory of $15.4 million in 2010 reflected the growth in orders and backlog discussed above, in particular for petroleum products, and the delayed shipment of loading arm orders originally scheduled for the fourth quarter of 2010. These increases were largely offset by continued improvements in manufacturing velocity. Cash inflows from accounts payable and accrued liabilities of $36.7 million in 2010 was the result of an increase in customer advance payments and higher accrued compensation, benefits and income taxes, partially offset by cash payments under the Company’s restructuring plans.

Net cash used in investing activities of $248.3 million, $42.5 million and $41.7 million in 2011, 2010 and 2009, respectively, included capital expenditures on assets intended to increase operating efficiency and flexibility, support acquisition integration initiatives and bring new products to market. Capital expenditures in 2009 included the purchase of a facility leased by a subsidiary acquired in the CompAir acquisition. The Company currently expects capital expenditures to total approximately $55 million to $60 million in 2012. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future. Cash paid in business combinations (net of cash acquired) reflected the acquisition of Robuschi ($196.4 million) in 2011 and the acquisition of ILMVAC ($12.1 million) in 2010.

Net cash used in financing activities of $40.1 million in 2011 consisted of net increases of short-term and long-term borrowings of $112.4 million, primarily due to the impact of the $200 million term loan drawn on November 21, 2011 associated with the Robuschi acquisition, partly offset by debt repayments of $87.6 million, purchases under the Company’s share repurchase program of $132.6 million, including commissions, and payment of cash dividends of $10.4 million, partially offset by proceeds from stock option exercises of $7.5 million. In addition, during the third quarter of 2011, the Company completed the purchase of the equity interests of the minority shareholders of its two joint ventures in China for a total cost of RMB 122.0 million ($18.8 million based on exchange rates at the date of payment). Net cash used in financing activities of $110.9 million in 2010 consisted of net repayments of short-term and long-term borrowings of $72.7 million, purchases under the Company’s share repurchase program of $49.4 million, including commissions, and payment of cash dividends of $10.5 million, partially offset by proceeds from stock option exercises of $19.6 million. Net cash used in financing activities of $188.2 million in 2009 consisted primarily of net repayments of short-term and long-term borrowings totaling $188.0 million, proceeds from stock option exercises of $3.8 million and payment of the Company’s first quarterly cash dividend of $2.6 million in the fourth quarter.

On November 16, 2009, the Company declared its first quarterly dividend of $0.05 per common share, paid on December 10, 2009, to stockholders of record as of November 23, 2009. Quarterly dividends of $0.05 per common share were paid in 2011 and 2010. The Company currently intends to continue paying quarterly dividends, but can make no assurance that such dividends will be paid in the future since payment is dependent upon, among other factors, the Company’s future earnings, cash flows, capital requirements, debt covenants, general financial condition and general business conditions.

In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock, representing approximately 6% of the Company’s then outstanding shares. In November, 2011, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1.3 million shares of its common stock, plus an additional amount to offset any dilution resulting from equity grants under the Company’s existing equity incentive plans. The November 2011 stock repurchase program is in addition to the Company’s existing 2008 stock repurchase program. During the year ended December 31, 2011, the Company repurchased approximately 1,845 thousand shares under the 2008 program at a total cost, excluding commissions, of approximately $131.4 million. During the year ended December 31, 2010, the Company repurchased approximately 823 thousand shares under the 2008 program at a total cost, excluding commissions, of approximately $48.5 million. No shares were repurchased under the 2008 program in 2009.

Liquidity

The Company’s debt to total capital ratio (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 24.0% as of December 31, 2011 compared to 19.5% as of December 31, 2010. This increase reflects a $115.9 million net increase in borrowings between these two dates primarily associated with the acquisition of Robuschi.

The Company’s primary cash requirements include working capital, capital expenditures, principal and interest payments on indebtedness, cash dividends on its common stock, selective acquisitions and any stock repurchases. The Company’s primary sources of funds are its ongoing net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At December 31, 2011, the Company had cash and cash equivalents of $155.3 million, of which $6.9 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments. The Company also had $222.9 million of unused availability under its Revolving Line of Credit at December 31, 2011. Based on the Company’s financial position at December 31, 2011 and its pro-forma results of operations for the twelve months then ended, the unused availability under its Revolving Line of Credit would not have been limited by the financial ratio covenants in the 2008 Credit Agreement (as described below).

On September 19, 2008, the Company entered into the 2008 Credit Agreement consisting of (i) a $310.0 million Revolving Line of Credit (the “Revolving Line of Credit”), (ii) a $180.0 million term loan (“U.S. Dollar Term Loan”) and (iii) a €120.0 million term loan (“Euro Term Loan”). On November 21, 2011 the Company executed an amendment to the 2008 Credit Agreement increasing the U.S. Dollar term loan by $200.0 million. In addition, the 2008 Credit Agreement provides for a possible increase in the revolving credit facility of up to an additional $200.0 million.

The interest rates per annum applicable to loans under the 2008 Credit Agreement are, at the Company’s option, either a base rate plus an applicable margin percentage or a Eurocurrency rate plus an applicable margin. The base rate is the greater of (i) the prime rate or (ii) one-half of 1% over the weighted average rates of overnight federal funds as published by the Federal Reserve Bank of New York. The Eurocurrency rate is LIBOR.

The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25% with respect to floating rate loans. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s consolidated total debt to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. At December 31, 2011, the applicable margin percentage over LIBOR under the 2008 Credit Agreement was a weighted average of 1.50% with respect to the term loans and 1.20% with respect to loans under the Revolving Line of Credit, and the applicable margin percentage over the base rate was 0.25% with respect to floating rate loans.

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

The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations above defined thresholds. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of December 31, 2011, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.

The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.

The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $45.4 million, and $214.6 million in 2012 and 2013, respectively. The Euro Term Loan requires quarterly principal payments in Euros equating to approximately $21.4 million and $29.1 million in 2012 and 2013, respectively (based on USD exchange rates as of December 31, 2011).

The Revolving Line of Credit also matures on October 15, 2013. Loans under this facility may be denominated in USD or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement. On December 31, 2011, the Revolving Line of Credit had an outstanding principal balance of $72.0 million. In addition, letters of credit in the amount of $15.1 million were outstanding on the Revolving Line of Credit at December 31, 2011, leaving $222.9 million available for future use, subject to the terms of the Revolving Line of Credit.

The Company issued $125.0 million of 8% Senior Subordinated Notes (the “Notes”) in 2005. The notes were guaranteed by certain of the Company’s domestic subsidiaries and included customary covenants and events of default. On May 2, 2011, the Company redeemed all $125.0 million in aggregate principal amount outstanding, plus accrued and unpaid interest.

As of December 31, 2011, the Company had approximately $449 million of undistributed earnings related to non-U.S. subsidiaries that are considered to be permanently reinvested in these foreign operations. The Company does not intend to repatriate these foreign earnings; however, tax liabilities may arise in the future if these foreign earnings are distributed.

Management currently expects that the Company’s cash on hand and future cash flows from operating activities will be sufficient to fund its working capital, capital expenditures, scheduled principal and interest payments on indebtedness, cash dividends on its common stock and any stock repurchases for at least the next twelve months. The majority of the Company’s cash is in jurisdictions outside of the U.S. However, the Company believes its U.S. operations will generate sufficient cash flows from operations along with its availability under its Revolving Line of Credit to satisfy its cash needs in the U.S. The Company continues to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table and accompanying disclosures summarize the Company’s significant contractual obligations at December 31, 2011, and the effects such obligations are expected to have on its liquidity and cash flow in future periods:

(Dollars in millions)		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Debt	$396.7	77.1	316.6	0.8	2.2
Estimated interest payments(1)	18.0	10.3	6.4	0.9	0.4
Capital leases	7.1	0.6	0.7	2.4	3.4
Operating leases	138.6	33.0	41.7	24.3	39.6
Purchase obligations(2)	344.8	339.1	5.7	—	—
Total	$905.2	460.1	371.1	28.4	45.6
(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of December 31, 2011. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.

Total pension and other postretirement benefit liabilities recognized on the consolidated balance sheet as of December 31, 2011 were $99.4 million and represented the unfunded status of the Company’s defined benefit plans at the end of 2011. Total pension and other postretirement benefit liabilities were $95.3 million at December 31, 2010. The total pension and other postretirement benefit liability is included in the consolidated balance sheet line items accrued liabilities, postretirement benefits other than pensions and other liabilities. Because this liability is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plan assets, it does not represent expected liquidity needs. Accordingly, the Company did not include this liability in the “Contractual Cash Obligations” table.

The Company funds its U.S. qualified pension plans in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions and expects to contribute a total of approximately $3.4 million to its U.S. qualified pen-

sion plans during 2012. Furthermore, the Company expects to contribute a total of approximately $1.4 million to its postretirement health care benefit plans during 2012. Future contributions are dependent upon various factors including the performance of the plan assets, benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included in the “Contractual Cash Obligations” table related to expected plan contributions. The Company generally expects to fund all future contributions to its plans with cash flows from operating activities.

The Company’s non-U.S. pension plans are funded in accordance with local laws and income tax regulations. The Company expects to contribute a total of approximately $4.5 million to its non-U.S. qualified pension plans during 2012. No amounts have been included in the “Contractual Cash Obligations” table related to these plans due to the same reasons noted above.

Disclosure of amounts in the “Contractual Cash Obligations” table regarding expected benefit payments in future years for the Company’s pension plans and other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. The Company currently anticipates the annual benefit payments for the U.S. plans to be in the range of approximately $5.5 million to $6.5 million in 2012 and to gradually decrease to an annual level of approximately $5.5 million for the next several years, and the annual benefit payments for the non-U.S. plans to be in the range of approximately $6.5 million to $7.5 million in 2012 and to gradually increase to an annual level in the range of $9.0 million to $10.0 million for the next several years.

As of December 31, 2011, the Company had approximately $5.3 million of liabilities for uncertain tax positions. These unrecognized tax benefits have been excluded from the “Contractual Cash Obligations” table due to uncertainty as to the amounts and timing of settlement with taxing authorities.

Net deferred income tax liabilities were $40.8 million as of December 31, 2011. This amount is not included in the “Contractual Cash Obligations” table because the Company believes this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.

In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of December 31, 2011, the Company had $77.7 million in such instruments outstanding and had pledged $6.9 million of cash to the issuing financial institutions as collateral for such instruments.

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

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors where necessary. The latest of these actions, Gardner Denver, Inc. v. Certain Underwriters at Lloyd’s, London, et al., was filed on July 9, 2010, in the Eighth Judicial District, Adams County, Illi-

nois, as case number 10-L-48 (the “Adams County Case”). In the lawsuit, the Company seeks, among other things, to require certain excess insurer defendants to honor their insurance policy obligations to the Company, including payment in whole or in part of the costs associated with the asbestos lawsuits filed against the Company. In October 2011, the Company reached a settlement with one of the excess insurer defendants for approximately the amount of such defendant’s policy that was subject to the lawsuit.

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

The Company has an accrued liability on its balance sheet to the extent costs are known or can be reasonably estimated for its remaining financial obligations for these matters. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to the sites discussed above. It is the Company’s policy to expense legal costs as incurred.

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

Inventory

Inventories, which consist primarily of raw materials and finished goods, are carried at the lower of cost or market value. Fixed manufacturing overhead is allocated to the cost of inventory based on the normal capacity of production facilities. Unallocated overhead during periods of abnormally low production levels is recognized as cost of sales in the period in which it is incurred. As of December 31, 2011, $248.4 million (80%) of the Company’s inventory is accounted for on a first-in, first-out (FIFO) basis and the remaining $63.3 million (20%) is accounted for on a last-in, first-out (LIFO) basis. The Company establishes inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions.

Goodwill and Indefinite-lived Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired, liabilities assumed, and non-controlling interests, if any. Intangible assets, including goodwill, are assigned to the Company’s reporting units based upon their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 25 years. In accordance with FASB ASC 350, Intangibles — Goodwill and Other, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of a reporting unit below its aggregate carrying value. The Company performs the impairment test of the carrying values of its goodwill and indefinite-lived intangible assets at the reporting unit level as of June 30.

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

In performing its goodwill impairment test, the Company determined the estimated fair value of each reporting unit utilizing the income approach model. This approach makes use of unobservable factors, and the key assumptions that impact the calculation of fair value include the Company’s estimates of the projected revenues, cash flows and a discount rate applied to such cash flows. In developing projected revenues and cash flows, the Company considered available information including, but not limited to, its short-term internal forecasts, historical results, anticipated impact of implemented restructuring initiatives, and its expectations about uncertain economic conditions. In addition, the Company forecasted sales growth to trend down to an inflationary growth rate of 3% per annum by 2019 and beyond. The determination of the discount rate was based on the weighted-average cost of capital with the cost of equity determined using the capital asset pricing model (“CAPM”). The CAPM uses assumptions such as a risk-free rate, a stock-beta adjusted risk premium and a size premium. These assumptions were derived from publicly available information and, therefore, the Company believes its assumptions are reflective of the assumptions made by market participants. Additionally, the market approach was used to provide market evidence supporting the Company’s overall enterprise value and corroborate the reasonableness of the consolidated fair value of equity derived under the income approach as compared to the Company’s market capitalization, inclusive of an estimated overall control premium.

The Company completed its annual impairment test of the carrying values of its goodwill and indefinite-lived intangible assets as of June 30, 2011 and concluded that there was no impairment.

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

Pension and Other Postretirement Benefits

Gardner Denver sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. In determining these assumptions, the Company consults with outside actuaries and other advisors. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2011 and 2010 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost. Actuarial valuations associated with the Company’s pension plans at December 31, 2011 used a weighted average discount rate of 5.34% and an expected rate of return on plan assets of 7.08%. A 0.5% decrease in the discount rate would increase annual pension expense by approximately $1.3 million. A 0.5% decrease in the expected return on plan assets would increase the Company’s annual pension expense by approximately $1.1 million. Please refer to Note 11 “Benefit Plans” in the “Notes to Consolidated Financial Statements” for disclosures related to Gardner Denver’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

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

Derivative Financial Instruments

All derivative financial instruments are reported on the balance sheet at fair value. For derivative instruments that are not designated as hedges, any gain or loss on the derivative is recognized in earnings in the current period. A derivative instrument may be designated as a hedge of the exposure to changes in the fair value of an asset or liability or variability in expected future cash flows if the hedging relationship is expected to be highly effective in offsetting changes in fair value or cash flows attributable to the hedged risk during the period of designation. If a derivative is designated as a fair value hedge, the gain or loss on the derivative and the offsetting loss or gain on the hedged asset, liability or firm commitment is recognized in earnings. For derivative instruments des-

ignated as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period that the hedged transaction affects earnings. The ineffective portion of the gain or loss is immediately recognized in earnings. Gains or losses on derivative instruments recognized in earnings are reported in the same line item as the associated hedged transaction in the Consolidated Statements of Operations.

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

Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of December 31, 2011 and 2010, are summarized in Note 16 “Hedging Activities, Derivative Instruments and Credit Risk” in the “Notes to Consolidated Financial Statements.”

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

Interest Rate Risk

The Company’s exposure to interest rate risk results primarily from its borrowings of $403.8 million at December 31, 2011. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions of each instrument. The interest rates on approximately 20% of the Company’s borrowings were effectively fixed as of December 31, 2011. If the relevant LIBOR amounts for all of the Company’s borrowings had been 100 basis points higher than actual in 2011, the Company’s interest expense would have increased by $1.6 million.

Exchange Rate Risk

A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the U.S. in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Other than the USD, the EUR, GBP, and CNY are the principal currencies in which the Company and its subsidiaries enter into transactions. The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At December 31, 2011, the notional amount of open forward currency contracts was $242.5 million and their aggregate fair value was a liability of $1.8 million.

To illustrate the impact of currency exchange rates on the Company’s financial results, the Company’s 2011 operating income would have decreased by approximately $19.3 million if the USD had been 10% more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Gardner Denver, Inc.:

We have audited the accompanying consolidated balance sheets of Gardner Denver, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

The Company acquired Robuschi S.p.A. (“Robuschi”) in December 2011, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, Robuschi’s internal control over financial reporting associated with 11% and less than 1% of the Company’s total assets and total revenues, respectively, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Robuschi.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gardner Denver, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

KPMG LLP

St. Louis, Missouri

February 24, 2012

Consolidated Statements of Operations

GARDNER DENVER, INC.

Years ended December 31

(Dollars in thousands except per share amounts)

	2011	2010	2009
Revenues	$2,370,903	1,895,104	1,778,145
Cost of sales	1,563,049	1,268,696	1,227,532
Gross profit	807,854	626,408	550,613
Selling and administrative expenses	394,769	369,482	356,210
Other operating expense, net	12,374	4,516	45,673
Impairment charges	—	—	262,400
Operating income (loss)	400,711	252,410	(113,670)
Interest expense	15,397	23,424	28,485
Other income, net	(1,667)	(2,865)	(3,761)
Income (loss) before income taxes	386,981	231,851	(138,394)
Provision for income taxes	107,439	56,897	24,905
Net income (loss)	279,542	174,954	(163,299)
Less: Net income attributable to noncontrolling interests	1,979	1,992	1,886
Net income (loss) attributable to Gardner Denver	$277,563	172,962	(165,185)
Net earnings (loss) per share attributable to Gardner Denver common stockholders
Basic earnings (loss) per share	$5.37	3.31	(3.18)
Diluted earnings (loss) per share	$5.33	3.28	(3.18)
Cash dividends declared per common share	$0.20	0.20	0.05

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

GARDNER DENVER, INC.

December 31

(Dollars in thousands except per share amounts)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$155,259	157,029
Accounts receivable, net	477,505	369,860
Inventories, net	311,679	241,485
Deferred income taxes	35,948	34,628
Other current assets	35,343	25,535
Total current assets	1,015,734	828,537
Property, plant and equipment, net	290,912	286,563
Goodwill	676,582	571,796
Other intangibles, net	348,884	289,588
Other assets	33,456	50,614
Total assets	$2,365,568	2,027,098
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$77,692	37,228
Accounts payable	214,514	143,331
Accrued liabilities	213,548	179,041
Total current liabilities	505,754	359,600
Long-term debt, less current maturities	326,133	250,682
Postretirement benefits other than pensions	14,712	13,678
Deferred income taxes	76,761	62,157
Other liabilities	162,577	151,308
Total liabilities	1,085,937	837,425
Gardner Denver stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 50,650,971 and 52,181,335 shares outstanding at December 31, 2011 and 2010, respectively	598	595
Capital in excess of par value	601,854	591,988
Retained earnings	972,867	705,699
Accumulated other comprehensive income	17,286	61,425
Treasury stock at cost; 9,122,204 and 7,268,653 shares at December 31, 2011 and 2010, respectively	(315,314)	(182,544)
Total Gardner Denver stockholders’ equity	1,277,291	1,177,163
Noncontrolling interests	2,340	12,510
Total stockholders’ equity	1,279,631	1,189,673
Total liabilities and stockholders’ equity	$2,365,568	2,027,098

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

GARDNER DENVER, INC.

Years ended December 31

(Dollars and shares in thousands)

	2011	2010	2009
Number of Common Shares Issued
Balance at beginning of year	59,450	58,631	58,255
Stock issued for benefit and stock compensation plans	323	819	376
Balance at end of year	59,773	59,450	58,631
Common Stock
Balance at beginning of year	$595	586	583
Stock issued for benefit and stock compensation plans	3	9	3
Balance at end of year	$598	595	586
Capital in Excess of Par Value
Balance at beginning of year	$591,988	558,733	545,671
Stock issued for benefit and stock compensation plans	8,649	23,485	7,716
Stock-based compensation	9,970	9,770	5,346
Acquisition of noncontrolling interests	(8,753)	—	—
Balance at end of year	$601,854	591,988	558,733
Retained Earnings
Balance at beginning of year	$705,699	543,272	711,065
Net income (loss)	277,563	172,962	(165,185)
Cash dividends declared; $0.20 and $0.20 per common share in 2011 and 2010, respectively	(10,395)	(10,535)	(2,608)
Balance at end of year	$972,867	705,699	543,272
Accumulated Other Comprehensive Income
Balance at beginning of year	$61,425	82,514	72,407
Foreign currency translation adjustments, net	(31,249)	(65,291)	21,229
Unrecognized gain (loss) on cash flow hedges, net of tax	434	(683)	(250)
Foreign currency (loss) gain on investment in foreign subsidiaries	(1,783)	40,414	1,663
Pension and other postretirement prior service cost and actuarial gain or loss, net of tax	(11,541)	4,471	(12,535)
Balance at end of year	$17,286	61,425	82,514
Treasury Stock
Balance at beginning of year	$(182,544)	(132,935)	(130,839)
Purchases of treasury stock	(132,498)	(49,261)	(73)
Deferred compensation	(272)	(348)	(2,023)
Balance at end of year	$(315,314)	(182,544)	(132,935)
Total Gardner Denver Stockholders’ Equity	$1,277,291	1,177,163	1,052,170
Noncontrolling Interests
Balance at beginning of year	$12,510	11,839	10,856
Net income	1,979	1,992	1,886
Dividends to minority stockholders	(1,024)	(997)	(1,656)
Acquisition of noncontrolling interests	(11,534)	—	—
Business combinations	95	—	—
Foreign currency translation adjustments, net	314	(324)	753
Balance at end of year	$2,340	12,510	11,839
Total Stockholders’ Equity	$1,279,631	1,189,673	1,064,009

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

GARDNER DENVER, INC.

Years ended December 31

(Dollars in thousands)

	2011	2010	2009
Comprehensive Income (Loss) Attributable to Gardner Denver
Net income (loss) attributable to Gardner Denver	$277,563	172,962	(165,185)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	(31,249)	(65,291)	21,229
Unrecognized gain (loss) on cash flow hedges, net	434	(683)	(250)
Foreign currency (loss) gain on investment in foreign subsidiaries	(1,783)	40,414	1,663
Pension and other postretirement prior service cost and gain or loss, net	(11,541)	4,471	(12,535)
Total other comprehensive (loss) income, net of tax	(44,139)	(21,089)	10,107
Comprehensive income (loss) attributable to Gardner Denver	$233,424	151,873	(155,078)
Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$1,979	1,992	1,886
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	314	(324)	753
Total other comprehensive (loss) income, net of tax	314	(324)	753
Comprehensive income attributable to noncontrolling interests	2,293	1,668	2,639
Total Comprehensive Income (Loss)	$235,717	153,541	(152,439)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

GARDNER DENVER, INC.

Years ended December 31

(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$279,542	174,954	(163,299)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60,284	60,248	68,731
Impairment charges	—	—	262,400
Foreign currency transaction (gain) loss, net	(684)	(2,047)	457
Net loss on asset dispositions	1,944	2,114	1,255
LIFO liquidation income	(204)	(754)	(297)
Stock issued for employee benefit plans	1,138	3,719	3,954
Stock-based compensation expense	6,453	6,398	2,980
Excess tax benefits from stock-based compensation	(3,396)	(3,195)	(479)
Deferred income taxes	(10,574)	(8,756)	(8,227)
Changes in assets and liabilities:
Receivables	(88,380)	(43,845)	72,056
Inventories	(46,374)	(15,418)	67,498
Accounts payable and accrued liabilities	88,933	36,705	(89,918)
Other assets and liabilities, net	11,129	(7,875)	(5,800)
Net cash provided by operating activities	299,811	202,248	211,311
Cash flows from investing activities:
Capital expenditures	(55,688)	(33,039)	(42,766)
Net cash paid in business combinations	(196,373)	(12,142)	(81)
Disposals of property, plant and equipment	3,735	2,681	1,187
Other	—	—	(2)
Net cash used in investing activities	(248,326)	(42,500)	(41,662)
Cash flows from financing activities:
Principal payments on short-term borrowings	(18,496)	(24,866)	(33,466)
Proceeds from short-term borrowings	13,371	26,913	25,018
Principal payments on long-term debt	(330,108)	(82,808)	(231,725)
Proceeds from long-term debt	447,594	8,034	52,169
Proceeds from stock option exercises	7,514	19,565	3,751
Excess tax benefits from stock-based compensation	3,396	3,195	479
Purchase of treasury stock	(132,607)	(49,400)	(867)
Debt issuance costs	(599)	—	(166)
Cash dividends paid	(10,384)	(10,499)	(2,608)
Purchase of shares from noncontrolling interests	(18,806)	—	—
Other	(1,023)	(992)	(760)
Net cash used in financing activities	(40,148)	(110,858)	(188,175)
Effect of exchange rate changes on cash and cash equivalents	(13,107)	(1,597)	7,527
(Decrease) increase in cash and cash equivalents	(1,770)	47,293	(10,999)
Cash and cash equivalents, beginning of year	157,029	109,736	120,735
Cash and cash equivalents, end of year	$155,259	157,029	109,736

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Reveunue Recognition. Accordingly, revenue is recognized only when a firm sales agreement is in place, delivery has occurred or services have been rendered and collectability of the fixed or determinable sales price is reasonably assured. These criteria are usually met at the time of product shipment. Service revenue is earned and recognized when services are performed and collection is reasonably assured and is not material to any period presented. The Company’s revenue recognition policy does not vary among its various marketing venues, including independent distributors, sales representatives and original equipment manufacturers (“OEM”).

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

Cash and Cash Equivalents

Cash and equivalents are highly liquid investments primarily consisting of demand deposits. Cash and cash equivalents have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. As of December 31, 2011, cash of $6.9 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company and its subsidiaries.

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

Inventories

Inventories, which consist primarily of raw materials and finished goods, are carried at the lower of cost or market value. Fixed manufacturing overhead is allocated to the cost of inventory based on the normal capacity of production facilities. Unallocated overhead during periods of abnormally low production levels is recognized as cost of sales in the period in which it is incurred. As of December 31, 2011, $248.4 million (80%) of the Company’s inventory is accounted for on a first-in, first-out (FIFO) basis and the remaining $63.3 million (20%) is accounted for on a last-in, first-out (LIFO) basis. The Company establishes inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. Shipping and handling costs are classified as a component of “Cost of sales” in the Consolidated Statements of Operations.

Property, Plant and Equipment

Property, plant and equipment includes the historical cost of land, buildings, equipment and significant improvements to existing plant and equipment or in the case of acquisitions, a fair market value appraisal of such assets completed at the time of acquisition. Repair and maintenance costs that do not extend the useful life of an asset are recorded as expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: buildings — 10 to 50 years; machinery and equipment — 7 to 15 years; office furniture and equipment — 3 to 10 years; and tooling, dies, patterns, etc. — 3 to 7 years.

Goodwill and Indefinite-lived Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired, liabilities assumed, and non-controlling interests, if any. Intangible assets, including goodwill, are assigned to the Company’s reporting units based upon their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 25 years. In accordance with FASB ASC 350, Intangibles — Goodwill and Other (“FASB ASC 350”), intangible assets deemed to have indefinite lives and goodwill are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of a reporting unit below its aggregate carrying value. The Company performs the impairment test of the carrying values of its goodwill and indefinite-lived intangible assets at the reporting unit level during the third quarter of each fiscal year using balances as of June 30.

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

Pension and Other Postretirement Benefits

Gardner Denver sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. In determining these assumptions, the Company consults with outside actuaries and other advisors. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2011 and 2010 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost. See Note 11 “Benefit Plans” for disclosures related to Gardner Denver’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

Income Taxes

The Company has determined tax expense and other deferred tax information based on the asset and liability method. Deferred income taxes are provided on temporary differences between assets and liabilities for financial and tax reporting purposes as measured by enacted tax rates expected to apply when temporary differences are settled or realized. A valuation allowance is established for the portion of deferred tax assets for which it is not more likely than not that a tax benefit will be realized.

In accordance with the provisions of FASB ASC 740 Income Taxes, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The Company believes that its income tax liabilities, including related interest, are adequate in relation to the potential for additional tax assessments. There is a risk, however, that the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in income tax expense and, therefore, could have a material impact on the Company’s tax provision, net income and cash flows. The Company reviews its liabilities quarterly, and may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning transfer prices, the resolution of audits, or the expiration of statutes of limitations. Adjustments are most likely to occur in the year during which major audits are closed.

Research and Development

During the years ended December 31, 2011, 2010, and 2009, the Company spent approximately $39.3 million, $35.9 million, and $36.0 million, respectively, on research activities relating to the development of new products and the improvement of existing products. All such expenditures were funded by the Company and were expensed as incurred.

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

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), consisting of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations, (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and certain hedges of net investments in foreign operations, (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes, and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 13 “Accumulated Other Comprehensive Income.”

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

Business Combinations

The Company accounts for business combinations by applying the acquisition method in accordance with FASB ASC 805, Business Combinations (“FASB ASC 805”). The Company’s consolidated financial statements include the operating results of acquired entities from the respective dates of acquisition. FASB ASC 805 requires that identifiable assets acquired, liabilities assumed and any non-controlling interest in an acquired target be recognized and measured as of the acquisition date at fair value. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed and any non-controlling interest is recognized in the Consolidated Balance Sheets as goodwill. Costs incurred by the Company to effect a business combination other than costs related to the issuance of debt or equity securities are included in the Consolidated Statements of Operations in the period the costs are incurred and the services are received.

Note 2: New Accounting Standards

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included under FASB ASC 605-25, Revenue Recognition, Multiple-Element Arrangements. The revised guidance primarily provides two significant changes: (i) eliminates the need for objective and reliable evidence of fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and (ii) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance expands the disclosure requirements for revenue recognition. ASU 2009-13 was effective for fiscal years beginning on or after June 15, 2010. Adoption of this guidance did not have a material effect on the Company’s results of operations, financial position and cash flows.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This update requires the following new disclosures: (i) the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and (ii) a reconciliation for fair value measurements using significant unobservable inputs (Level 3), including separate information about purchases, sales, issuances, and settlements. The update also clarifies existing requirements about fair value measurement disclosures and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the reconciliation of Level 3 activity, which was effective for the Company in the first quarter of 2011. See Note 16 “Fair Value Measurements” for the disclosures required by ASU 2010-06. Adoption of this guidance had no effect on the Company’s results of operations, financial position and cash flows.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In November 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the effective date of presentation requirements included in ASU 2011-05 related to reclassification adjustments. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not currently expect that the adoption of this update in the first quarter of 2012 will have a significant effect on its consolidated financial statements and related disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the performance of the two-step goodwill impairment test, as currently prescribed by ASC Topic 350, is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not currently expect that the adoption of this update in 2012 will have a significant effect on its consolidated financial statements and related disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). This update requires the following new disclosures related to recognized financial instruments (and derivatives) subject to master netting arrangements or similar agreements: (i) the gross amounts of recognized financial assets and liabilities; (ii) the amounts offset under current GAAP; (iii) the net amounts presented in the balance sheet; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in (ii); and (v) the net amount representing the difference between (iii) and (iv). The update also requires qualitative disclosures related to counterparties, setoff rights, and terms of enforceable master netting arrangements and related agreements depending on their effect or potential effect on the entity’s financial position. The new disclosures will enable financial statement users to compare balance sheets prepared under US GAAP and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not currently expect that the adoption of this update in the first quarter of 2013 will have a significant effect on its consolidated financial statements and related disclosures.

Note 3: Business Combinations

Acquisition of Robuschi S.p.A.

On December 15, 2011, the Company acquired Robuschi S.p.A. (“Robuschi”), a leading European-based producer of blowers, pumps and compressor packages for use in high value added end markets and wastewater treatment. The Company acquired all outstanding shares and share equivalents of Robuschi for total consideration of $200.8 million, which consisted of payments to shareholders of $151.5 million and the retirement of Robuschi external debt at closing of $49.3 million. The Company also assumed approximately $5.2 million of long-term debt in connection with the purchase. There are no material contingent payments or commitments remaining related to this acquisition.

The following table summarizes the Company’s preliminary estimates of the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Cash & cash equivalents	$6,714
Accounts receivable, net	24,010
Inventories, net	26,355
Property, plant and equipment	14,202
Other current assets	1,602
Identifiable intangible assets	79,270
Goodwill	112,221
Current liabilities	(30,424)
Long-term deferred income taxes	(27,416)
Other long-term liabilities	(5,677)
Noncontrolling interests	(95)
Aggregate purchase price	$200,762

The following table summarizes the estimated fair values of the intangible assets acquired in the Robuschi acquisition:

Amortizing intangible assets:
Customer relationships	$57,380
Product technology	2,337
Other	2,547
Non-amortizing intangible assets:
Trademarks	17,006
Goodwill	112,221
Total intangible assets	$191,491

The weighted-average amortization periods for customer relationships, product technology and other amortizing intangible assets are 18 years, 17 years and 2.6 years, respectively. All of the goodwill resulting from the Robuschi acquisition was attributed to the Industrial Products Group reportable segment with a substantial majority of this balance expected to be deductible for tax purposes.

Note 4: Restructuring

In 2008, 2009 and 2010, the Company announced restructuring plans designed to address (i) rationalization of the Company’s manufacturing footprint, (ii) slowing global economic growth and the resulting deterioration in the Company’s end markets, (iii) integration of CompAir Holdings Limited (“CompAir”) into its existing operations and (iv) additional cost reductions and margin improvement initiatives. These plans included the closure and consolidation of manufacturing facilities in Europe and the U.S., and various voluntary and involuntary employee termination and relocation programs. Execution of these plans was substantively completed during 2010. The Company recorded additional charges during 2011 in connection with the continued rationalization of facilities and other cost reduction initiatives. Charges recorded in connection with these plans, in accordance with

FASB ASC 420, Exit or Disposal Cost Obligations and FASB ASC 712, Compensation-Nonretirement Postemployment Benefits, are included in “Other operating expense, net” in the Consolidated Statements of Operations, and are summarized for the fiscal years ended December 31 by reportable segment as follows:

	Industrial Products Group	Engineered Products Group	Total
2009	$25,791	20,335	46,126
2010	3,687	(1,491)	2,196
2011	6,621	1,963	8,584
Total	$36,099	20,807	56,906

In 2009, 2010 and 2011, the Company recorded charges totaling approximately $8.7 million in connection with the consolidation of certain U.S. operations, the cost of which has been fully funded by a state grant. If the Company does not maintain certain employment and payroll levels specified in the grant over a ten-year period, it will be obligated to return a portion of the grant to the state on a pro-rata basis. Any such amounts that may be returned to the state will be charged to operating income when identified. The Company currently expects to meet the required employment and payroll levels.

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

The following table summarizes the activity in the restructuring accrual accounts.

	Termination Benefits	Other	Total
Balance at December 31, 2008	$13,634	2,365	15,999
Charged to expense	40,134	5,992	46,126
Acquisition purchase price allocation	1,556	584	2,140
Paid	(40,711)	(5,526)	(46,237)
Other, net (primarily foreign currency translation)	2,712	240	2,952
Balance at December 31, 2009	$17,325	3,655	20,980
Charged to expense	711	1,485	2,196
Paid	(10,246)	(3,627)	(13,873)
Other, net (primarily foreign currency translation)	(3,197)	(63)	(3,260)
Balance at December 31, 2010	$4,593	1,450	6,043
Charged to expense	6,272	2,312	8,584
Paid	(7,710)	(2,684)	(10,394)
Other, net (primarily foreign currency translation)	33	216	249
Balance at December 31, 2011	$3,188	1,294	4,482

Note 5: Allowance for Doubtful Accounts

The allowance for doubtful trade accounts receivable as of December 31, 2011, 2010 and 2009 consists of the following:

	2011	2010	2009
Balance as of January 1	$11,531	10,690	10,642
Provision charged to expense	3,728	3,991	2,078
Charged to other accounts(1)	(57)	(89)	347
Deductions	(3,717)	(3,061)	(2,377)
Balance as of December 31	$11,485	11,531	10,690

(1)	Includes primarily the effect of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD.

Note 6: Inventories

Inventories as of December 31, 2011 and 2010 consist of the following:

	2011	2010
Raw materials, including parts and subassemblies	$202,542	163,192
Work-in-process	57,264	38,419
Finished goods	67,748	54,898
	327,554	256,509
Excess of FIFO costs over LIFO costs	(15,875)	(15,024)
Inventories, net	$311,679	241,485

During 2011 and 2010, the amount of inventories in certain LIFO pools decreased, which resulted in liquidations of LIFO inventory layers, which are carried at lower costs. The effect of these liquidations was to increase net income in 2011 and 2010 by approximately $126 and $467, respectively. It is the Company’s policy to record the earnings effect of LIFO inventory liquidations in the quarter in which a decrease for the entire year becomes certain. In both 2011 and 2010, the LIFO liquidation income was recorded in the fourth quarter. The Company believes that FIFO costs in the aggregate approximate replacement or current cost and, thus, the excess of replacement or current cost over LIFO value was $15.9 million and $15.0 million as of December 31, 2011 and 2010, respectively.

Note 7: Property, Plant and Equipment

Property, plant and equipment as of December 31, 2011 and 2010 consist of the following:

	2011	2010
Land and land improvements	$27,470	30,587
Buildings	160,427	175,513
Machinery and equipment	292,131	274,865
Tooling, dies, patterns, etc.	65,789	61,263
Office furniture and equipment	46,224	47,540
Other	18,415	17,201
Construction in progress	34,634	17,604
	645,090	624,573
Accumulated depreciation	(354,178)	(338,010)
Property, plant and equipment, net	$290,912	286,563

Note 8: Goodwill and Other Intangible Assets

Intangible assets, including goodwill, are assigned to the Company’s reporting units based upon their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 25 years. Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of a reporting unit below its aggregate carrying value. The Company performs the impairment test of the carrying values of its goodwill and indefinite-lived intangible assets at the reporting unit level as of June 30. Under the impairment test, if a reporting unit’s aggregate carrying value exceeds its estimated fair value, a goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill. As a result of the impairment tests performed in 2011 and 2010, the Company concluded that no impairment of goodwill and indefinite-lived intangible assets existed at those test dates.

In performing its goodwill impairment test as of June 30, 2011, the Company determined the estimated fair value of each reporting unit utilizing the income approach model. This approach makes use of unobservable factors, and the key assumptions that impact the calculation of fair value include the Company’s estimates of the projected revenues, cash flows and a discount rate applied to such cash flows. In developing projected revenues and cash flows, the Company considered available information including, but not limited to, its short-term internal forecasts, historical results, anticipated impact of implemented restructuring initiatives, and its expectations about the strength and duration of the current economic recovery. In addition, the Company forecasted sales growth to trend down to an inflationary growth rate of 3% per annum by 2019 and beyond. The determination of the discount rate was based on the weighted-average cost of capital with the cost of equity determined using the capital asset pricing model (“CAPM”). The CAPM uses assumptions such as a risk-free rate, a stock-beta adjusted risk premium and a size premium. These assumptions were derived from publicly available information and, therefore, the Company believes its assumptions are reflective of the assumptions made by market participants. Additionally, the market approach was used to provide market evidence supporting the Company’s overall enterprise value and corroborate the reasonableness of the consolidated fair value of equity derived under the income approach as compared to the Company’s market capitalization, inclusive of an estimated overall control premium.

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

The Company completed its annual impairment test of the carrying values of its goodwill and indefinite-lived intangible assets as of June 30, 2009 and concluded that there was no further impairment of goodwill. However, the Company identified and recorded a non-cash impairment charge related to its indefinite-lived intangible assets of $9.9 million, primarily associated with a trade name in the Industrial Products Group segment. The estimated fair value of this trade name is based on a royalty savings concept, which assumes the Company would be required to pay a royalty to a third party for use of the asset if the Company did not own the asset, and is largely dependent on the projected revenues for products directly associated with the trade name. The projected revenues and resulting projected cash flows for these products declined, resulting in the necessity to reduce the carrying value for this intangible asset. The goodwill and trade name impairment charges are reflected as impairment charges in the Consolidated Statements of Operations for the year ended December 31, 2009.

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

The changes in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2011 and 2010 are presented in the table below. The $5.2 million increase in goodwill related to acquisitions in 2010 was associated with the valuation of ILMVAC. The $112.2 million increase in goodwill related to acquisitions in 2011 is associated with the valuation of Robuschi.

	Industrial Products Group	Engineered Products Group	Total
Balance as of December 31, 2009	$256,824	321,190	578,014
Acquisitions	—	5,202	5,202
Foreign currency translation	(6,740)	(4,680)	(11,420)
Balance as of December 31, 2010	$250,084	321,712	571,796
Acquisitions	112,221	—	112,221
Foreign currency translation	(4,070)	(3,365)	(7,435)
Balance as of December 31, 2011	$358,235	318,347	676,582
Cumulative goodwill impairment charges(1)	$252,533	—	252,533

(1)	Based on exchange rates at the date of the charge.

Other intangible assets at December 31, 2011 and 2010 consist of the following:

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	$172,724	(36,028)	118,844	(29,973)
Acquired technology	99,383	(56,879)	94,689	(53,224)
Trademarks	53,510	(10,591)	55,320	(8,621)
Other	9,171	(6,141)	7,344	(3,424)
Unamortized intangible assets:
Trademarks	123,735	—	108,633	—
Total other intangible assets	$458,523	(109,639)	384,830	(95,242)

Amortization of intangible assets was $17.1 million and $17.3 million in 2011 and 2010, respectively. Amortization of intangible assets is anticipated to be approximately $19.6 million per year for 2012 through 2016 based upon exchange rates as of December 31, 2011.

Note 9: Accrued Liabilities

Accrued liabilities as of December 31, 2011 and 2010 consist of the following:

	2011	2010
Salaries, wages and related fringe benefits	$59,080	50,540
Taxes	34,891	25,367
Advance payments on sales contracts	40,689	39,026
Product warranty	22,939	19,100
Product liability, and medical and workers’ compensation claims	6,238	5,686
Restructuring	4,439	5,802
Other	45,272	33,520
Total accrued liabilities	$213,548	179,041

A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Balance as of January 1	$19,100	19,312	19,141
Product warranty accruals	26,989	24,730	24,307
Settlements	(23,434)	(24,600)	(24,643)
Acquisitions	532	133	—
Charged to other accounts(1)	(248)	(475)	507
Balance as of December 31	$22,939	19,100	19,312

(1)	Includes primarily the effect of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD.

Note 10: Debt

Debt as of December 31, 2011 and 2010 consists of the following:

	2011	2010
Short-term debt	$2,392	7,440
Long-term debt:
Credit Line, due 2013(1)	$72,000	—
Term Loan denominated in U.S. dollars, due 2013(2)	260,000	75,000
Term Loan denominated in euros, due 2013(3)	50,596	65,250
Senior Subordinated Notes at 8%, due 2013(4)	—	125,000
Secured Mortgages(5)	6,504	7,322
Capitalized leases and other long-term debt	12,333	7,898
Total long-term debt, including current maturities	401,433	280,470
Current maturities of long-term debt	75,300	29,788
Long-term debt, less current maturities	$326,133	250,682

(1)	The loans under this facility may be denominated in USD or several foreign currencies. The interest rates under the facility are based on prime, federal funds and/or the London interbank offer rate (“LIBOR”) for the applicable currency. At December 31, 2011, this rate was 1.5% and averaged 1.7% for the twelve-month period ended December 31, 2011.

(2)	The interest rate for this loan varies with prime, federal funds and/or LIBOR. At December 31, 2011, this rate was 1.8% and averaged 2.0% for the twelve-month period ending December 31, 2011.

(3)	The interest rate for this loan varies with LIBOR. At December 31, 2011, the rate was 2.6% and averaged 3.0% for the twelve-month period ending December 31, 2011.

(4)	On May 2, 2011, the Company redeemed all $125.0 million in aggregate principal amount outstanding of its Senior Subordinated Notes at 8%, plus accrued and unpaid interest. As a result, the Company expensed $0.8 million of unamortized debt issue cost.

(5)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €5,019 at December 31, 2011. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

On September 19, 2008, the Company entered into a credit agreement with a syndicate of lenders (the “2008 Credit Agreement”) consisting of (i) a $310.0 million Revolving Line of Credit (the “Revolving Line of Credit”), (ii) a $180.0 million term loan (“U.S. Dollar Term Loan”) and (iii) a €120.0 million term loan (“Euro Term Loan”). On November 21, 2011 the Company executed an amendment to the 2008 Credit Agreement increasing the U.S. Dollar term loan by $200.0 million. In addition, the 2008 Credit Agreement provides for a possible increase in the revolving credit facility of up to an additional $200.0 million.

The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $45.4 million, and $214.6 million in 2012 and 2013, respectively. The Euro Term Loan requires quarterly principal payments in Euros equating to approximately $21.4 million and $29.1 million in 2012 and 2013, respectively (based on USD exchange rates as of December 31, 2011).

The Revolving Line of Credit also matures on October 15, 2013. Loans under this facility may be denominated in USD or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement. On December 31, 2011, the Revolving Line of Credit had an outstanding principal balance of $72.0 million. In addition, letters of credit in the amount of $15.1 million were outstanding on the Revolving Line of Credit at December 31, 2011, leaving $222.9 million available for future use, subject to the terms of the Revolving Line of Credit.

The interest rates per annum applicable to loans under the 2008 Credit Agreement are, at the Company’s option, either a base rate plus an applicable margin percentage or a Eurocurrency rate plus an applicable margin. The base rate is the greater of (i) the prime rate or (ii) one-half of 1% over the weighted average rates of overnight federal funds as published by the Federal Reserve Bank of New York. The Eurocurrency rate is LIBOR.

The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25% with respect to floating rate loans. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s consolidated total debt to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. At December 31, 2011, the applicable margin percentage over LIBOR under the 2008 Credit Agreement was a weighted average of 1.50% with respect to the term loans and 1.20% with respect to loans under the Revolving Line of Credit, and the applicable margin percentage over the base rate was 0.25% with respect to floating rate loans. The Company periodically uses interest rate swaps to hedge a portion of its exposure to variability in future LIBOR-based interest payments on variable-rate debt (see Note 16 “Hedging Activities, Derivative Instruments and Credit Risk”).

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

The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations above defined thresholds. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of December 31, 2011, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.

The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement are entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.

The Company issued $125.0 million of 8% Senior Subordinated Notes (the “Notes”) in 2005. On May 2, 2011, the Company redeemed all $125.0 million in aggregate principal amount outstanding, plus accrued and unpaid interest, of the Notes. As a result, the Company wrote off $0.8 million of unamortized debt issue cost.

As of December 31, 2009, a portion of the Euro Term Loan was designated as a hedge of net euro (“EUR”) investments in foreign operations. As such, changes in the reported amount of these borrowings due to changes in currency exchange rates are included in accumulated other comprehensive income (see Note 13 “Accumulated Other Comprehensive Income”). As of December 31, 2011, the balance of this designation was €37.6 million.

Total debt maturities for the five years subsequent to December 31, 2011 and thereafter are approximately $77.7 million, $316.6 million, $0.7 million, $2.5 million, $0.7 million and $5.6 million, respectively.

The rentals for all operating leases were $31.3 million, $28.4 million, and $31.3 million, in 2011, 2010 and 2009, respectively. Future minimum rental payments for operating leases for the five years subsequent to December 31, 2011 and thereafter are approximately $33.0 million, $23.6 million, $18.1 million, $14.1 million, $10.2 million, and $39.6 million, respectively.

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

The following table provides a reconciliation of the changes in the benefit obligations (the projected benefit obligation in the case of the pension plans and the accumulated postretirement benefit obligation in the case of the other postretirement plans) and in the fair value of plan assets for the years ended December 31, 2011 and 2010. The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010	2011	2010
Reconciliation of benefit obligations:
Obligations as of January 1	$71,116	71,524	$219,832	220,326	$14,896	16,621
Service cost	—	—	1,205	1,054	28	26
Interest cost	3,505	3,738	12,179	11,650	769	888
Participant contributions	—	—	50	—	—	—
Actuarial losses (gains)	5,456	718	(843)	4,495	1,811	(1,304)
Plan amendments	—	—	—	127	—	—
Benefit payments	(5,210)	(4,864)	(8,109)	(7,393)	(1,497)	(1,428)
Transfers	—	—	3,238	(769)	—	—
Effect of foreign currency exchange rate changes	—	—	(3,045)	(9,658)	(166)	93
Benefit obligations as of December 31	$74,867	71,116	$224,507	219,832	$15,841	14,896
Reconciliation of fair value of plan assets:
Fair value of plan assets as of January 1	$52,169	47,037	$158,329	150,788
Actual return on plan assets	1,150	5,353	3,734	15,466
Transfers	—	—	2,617	—
Employer contributions	6,578	4,643	5,850	5,227
Participant contributions	—	—	50	—
Benefit payments and plan expenses	(5,210)	(4,864)	(8,109)	(7,409)
Effect of foreign currency exchange rate changes	—	—	(1,383)	(5,743)
Fair value of plan assets as of December 31	$54,687	52,169	$161,088	158,329
Funded status as of December 31	$(20,180)	(18,947)	$(63,419)	(61,503)	$(15,841)	(14,896)

Amounts recognized as a component of accumulated other comprehensive income at December 31, 2011 and 2010 that have not been recognized as a component of net periodic benefit cost are presented in the following table:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010	2011	2010
Net actuarial losses (gains)	$27,463	20,270	$33,454	27,540	$(7,213)	(10,334)
Prior-service cost (credit)	1	2	323	363	(259)	(319)
Amounts included in accumulated other comprehensive income	$27,464	20,272	$33,777	27,903	$(7,472)	(10,653)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year ending December 31, 2012, are $3.2 million and zero, respectively. The estimated net gain and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the fiscal year ending December 31, 2012, are $0.8 million and $0.1 million, respectively.

Total pension and other postretirement benefit liabilities are included in the following captions in the Consolidated Balance Sheets at December 31, 2011 and 2010:

	2011	2010
Accrued liabilities	$(2,779)	(2,910)
Postretirement benefits other than pensions	(14,462)	(13,431)
Other liabilities	(82,199)	(79,005)
Total pension and other postretirement accrued benefit liability	$(99,440)	(95,346)

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Projected benefit obligation	$74,867	71,116	$223,833	219,120
Accumulated benefit obligation	74,867	71,116	205,957	202,055
Fair value of plan assets	54,687	52,169	160,397	157,569

The accumulated benefit obligation for all U.S. defined benefit pension plans was $74.9 million and $71.1 million at December 31, 2011 and 2010, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $206.6 million and $202.8 million at December 31, 2011 and 2010, respectively.

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income, before income tax effects, for the years ended December 31, 2011, 2010 and 2009:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Net periodic benefit cost (income):
Service cost	$—	—	—	$1,205	1,054	1,092	$28	26	38
Interest cost	3,505	3,738	4,214	12,179	11,650	11,077	769	888	1,069
Expected return on plan assets	(4,118)	(3,603)	(3,193)	(11,256)	(10,390)	(9,028)	—	—	—
Amortization of prior-service cost (credit)	—	—	7	37	29	32	(59)	(128)	(165)
Amortization of net loss (gain)	1,231	1,340	1,787	904	983	(75)	(1,271)	(1,446)	(1,360)
Net periodic benefit cost (income)	618	1,475	2,815	3,069	3,326	3,098	$(533)	(660)	(418)
Gain due to settlements or curtailments	—	—	—	—	(818)	(66)	—	—	—
Total net periodic benefit cost (income) recognized	$618	1,475	2,815	$3,069	2,508	3,032	$(533)	(660)	(418)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$8,423	(1,032)	(3,604)	$6,641	(582)	21,382	$1,812	(1,304)	(631)
Amortization of net actuarial (loss) gain	(1,231)	(1,340)	(1,787)	(904)	(917)	75	1,271	1,446	1,360
Prior service cost	—	—	—	—	127	—	—	—	—
Amortization of prior service (cost) credit	—	—	(7)	(37)	(29)	(118)	59	128	165
Effect of foreign currency exchange rate changes	—	—	—	(442)	(3,704)	(28)	39	(16)	—
Total recognized in other comprehensive income	$7,192	(2,372)	(5,398)	$5,258	(5,105)	21,311	$3,181	254	894
Total recognized in net periodic benefit cost and other comprehensive income	$7,810	(897)	(2,583)	$8,327	(2,597)	24,343	$2,648	(406)	476

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

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.3%	5.7%	6.3%	5.4%	5.7%	6.4%	5.5%	6.0%	6.4%
Expected long-term rate of return on plan assets	7.8%	7.8%	7.8%	6.8%	7.2%	7.0%	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A	3.6%	3.8%	3.4%	N/A	N/A	N/A

The following weighted-average actuarial assumptions were used to determine benefit obligations at December 31:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	4.6%	5.3%	5.7%	4.8%	5.4%	5.7%	4.8%	5.5%	6.0%
Rate of compensation increases	N/A	N/A	N/A	3.0%	3.6%	3.8%	N/A	N/A	N/A

The following actuarial assumptions were used to determine other postretirement benefit plans costs and obligations as of December 31:

	2011	2010	2009
Healthcare cost trend rate assumed for next year	9.8%	7.0%	8.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.1%	5.2%	5.3%
Year that the rate reaches the ultimate trend rate	2021	2015	2013

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement medical plans. The following table provides the effects of a one-percentage-point change in assumed healthcare cost trend rates as of December 31, 2011:

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic benefit cost — increase (decrease)	$58	$(50)
Effect on the postretirement benefit obligation — increase (decrease)	1,094	(965)

The following table reflects the estimated benefit payments for the next five years and for the years 2017 through 2021. The estimated benefit payments for the non-U.S. pension plans were calculated using foreign exchange rates as of December 31, 2011.

	Pension Benefits		Other Postretirement Benefits
	U.S. Plans	Non-U.S. Plans
2012	$6,041	7,250	1,685
2013	5,648	8,983	1,714
2014	5,496	8,890	1,719
2015	5,219	9,745	1,719
2016	5,227	9,965	1,675
Aggregate 2017-2021	24,968	61,715	7,208

According to an actuarial assessment, the Company currently provides prescription drug benefits to certain retired employees in the U.S. which are actuarially equivalent to the Medicare prescription drug benefit, and, therefore, the Company qualifies for the federal subsidy introduced in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The reduction in accumulated postretirement benefit obligation as of December 31, 2011 and 2010 and in net periodic postretirement benefit cost during the years ended December 31, 2011, 2010 and 2009 related to this federal subsidy were not material.

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

In 2012, the Company expects to contribute approximately $3.4 million to the U.S. pension plans and approximately $4.5 million to the non-U.S. pension plans. The expected total contributions to the U.S. pension plans include the impact of the Pension Protection Act (“PPA”) of 2006, which became effective on August 17, 2006, and the Worker, Retiree, and Employee Recovery Act of 2008 (“WRERA”). While the PPA and WRERA have some effect on specific plan provisions of the U.S. pension plans, their primary effect is to increase the minimum funding requirements for future plan years and to require contributions greater than the minimum funding requirements to avoid benefit restrictions. The Company’s expected contributions to the U.S. pension plans in fiscal 2012, covering both the 2011 and 2012 plan years, are forecasted to be more than the required minimum funding requirements and to satisfy the required minimum funded ratio for the U.S. pension plans to prevent any benefit restrictions.

Plan Asset Investment Strategy

The Company’s overall investment strategy and objectives for its pension plan assets is to (i) meet current and future benefit payment needs through diversification across asset classes, investing strategies and investment managers to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation, (ii) secure participant retirement benefits, (iii) minimize reliance on contributions as a source of benefit security, and (iv) maintain sufficient liquidity to pay benefit obligations and proper expenses. The composition of the actual investments in various securities changes over time based on short and long-term investment opportunities. None of the plan assets of Gardner Denver’s defined benefit plans are invested in the Company’s common stock. The Company uses both active and passive investment strategies.

Plan Asset Risk Management

The Company’s Benefits Committee, with oversight from the Audit and Finance Committee of the Board of Directors, is responsible for the ongoing monitoring and review of the investment program including plan asset performance, current trends and developments in capital markets, and appropriateness of the overall investment strategy. The Benefits Committee meets regularly with representatives of the Company’s investment advisor to consider potential changes in the plan asset allocation and monitor the performance of investment managers.

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

The Company’s primary pension plans are in the U.S. and UK which together comprise approximately 77% and 90% of the total projected benefit obligation and plan assets, respectively as of December 31, 2011. The following table presents the long-term target allocations for these two plans as of December 31, 2011:

	U.S. Plan	UK Plan
Asset category:
Cash and cash equivalents	—	4%
Equity	60%	50%
Fixed income	38%	26%
Real estate and other	2%	20%
Total	100%	100%

Fair Value Measurements

The following tables present the fair values of the Company’s pension plan assets at December 31, 2011 and 2010:

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category
Cash and cash equivalents(1)	$6,205	198	—	6,403
Equity securities:
U.S. large-cap	6,460	22,869	—	29,329
U.S. mid-cap and small-cap	—	3,346	—	3,346
International(2)	73,388	7,021	—	80,409
Total Equity securities	79,848	33,236	—	113,084
Fixed income securities:
Corporate bonds — domestic	—	18,371	—	18,371
Corporate bonds — international	17,369	11,581	—	28,950
UK Index-Linked Gilts	22,041	—	—	22,041
Diversified domestic securities	—	1,594	—	1,594
Total Fixed income securities	39,410	31,546	—	70,956
Other types of investments:
U.S. real estate(3)	—	1,289	—	1,289
International real estate(3)	12,463	—	—	12,463
Other(4)	—	—	11,580	11,580
Total	$137,926	66,269	11,580	215,775

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category
Cash and cash equivalents(1)	$16,522	247	—	16,769
Equity securities:
U.S. large-cap	7,645	21,428	—	29,073
U.S. mid-cap and small-cap	—	3,058	—	3,058
International(2)	81,713	6,648	—	88,361
Total Equity securities	89,358	31,134	—	120,492
Fixed income securities:
Corporate bonds — domestic	—	17,057	—	17,057
Corporate bonds — international	15,904	11,747	—	27,651
UK Index-Linked Gilts	17,113	—	—	17,113
Diversified domestic securities	—	1,187	—	1,187
Total Fixed income securities	33,017	29,991	—	63,008
Other types of investments:
U.S. real estate(3)	—	—	1,111	1,111
Other(4)	—	—	9,118	9,118
Total	$138,897	61,372	10,229	210,498

(1)	Cash and cash equivalents consist of traditional domestic and foreign highly liquid short-term securities with the goal of providing liquidity and preservation of capital while maximizing return on assets.

(2)	The International category consists of mutual fund investments focused on companies operating in developed and emerging markets outside of the U.S. These investments target broad diversification across large and mid/small-cap companies and economic sectors.

(3)	U.S. and International real estate consists primarily of equity and debt investments made, directly or indirectly, in various interests in unimproved and improved real properties.

(4)	Other investments consist of insurance and reinsurance contracts securing the retirement benefits. The fair value of these contracts was calculated at the discount value of premiums paid by the Company, less expenses charged by the insurance providers. The insurance providers with which the Company has placed these contracts are well-known financial institutions with an established history of providing insurance services.

Defined Contribution Plans

The Company also sponsors defined contribution plans at various locations throughout the world. Benefits are determined and funded regularly based on terms of the plans or as stipulated in a collective bargaining agreement. The Company’s full-time salaried and hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k) of the Internal Revenue Code. The Company’s contributions to the savings plans are in the form of the Company’s common stock or cash. The Company’s total contributions to all worldwide defined contribution plans in 2011, 2010 and 2009 were $17.7 million, $14.8 million and $15.7 million, respectively.

Other Benefit Plans

The Company offers a long-term service award program for qualified employees at certain of its non-U.S. locations. Under this program, qualified employees receive a service gratuity (“Jubilee”) payment once they have achieved a certain number of years of service. The Company’s actuarially calculated obligation equaled $3.8 million and $5.0 million at December 31, 2011 and 2010, respectively.

There are various other employment contracts, deferred compensation arrangements, covenants not to compete and change in control agreements with certain employees and former employees. The liability associated with such arrangements is not material to the Company’s consolidated financial statements.

Note 12: Stockholders’ Equity and Earnings (Loss) Per Share

In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3,000,000 shares of the Company’s outstanding common stock. The program will remain in effect until all the authorized shares are repurchased unless modified by the Board of Directors. As of December 31, 2011, 331,976 shares remain available for purchase under this program. All common stock acquired will be held as treasury stock and will be available for general corporate purposes.

In November 2011, the Company’s Board of Directors authorized a share repurchase program to acquire up to 1,300,000 shares of the Company’s outstanding common stock. The program is in addition to the Company’s existing stock repurchase program announced in November 2008. As of December 31, 2011, 1,300,000 shares remain available for purchase under this program. All common stock acquired will be held as treasury stock and will be available for general corporate purposes.

At December 31, 2011 and 2010, 100,000,000 shares of $0.01 par value common stock and 10,000,000 shares of $0.01 par value preferred stock were authorized. Shares of common stock outstanding at December 31, 2011 and 2010 were 50,650,971 and 52,181,335, respectively. No shares of preferred stock were issued or outstanding at December 31, 2011 or 2010. The shares of preferred stock, which may be issued without further stockholder approval (except as may be required by applicable law or stock exchange rules), may be issued in one or more series, with the number of shares of each series and the rights, preferences and limitations of each series to be determined by the Company’s Board of Directors. The Company has an Amended and Restated Rights Plan (the “Rights Plan”) under which each share of Gardner Denver outstanding common stock has an associated right (the “Rights”) to purchase a fraction of a share of Gardner Denver Series A Junior Participating Preferred Stock. The Rights issued under the Rights Plan permit the rights holders under limited circumstances to purchase common stock of Gardner Denver or an acquiring company at a discounted price, which generally would be 50% of the respective stock’s then-current fair market value. The preferred stock that may be purchased upon exercise of such Rights provides preferred stockholders, among other things, a preferential quarterly dividend (which accrues until paid), greater voting rights, and greater rights over common stockholders to dividends, distributions and, in the case of an acquisition, consideration to be paid by the acquiring company.

On November 16, 2009, the Company’s Board of Directors adopted a dividend policy pursuant to which the Company intends to pay quarterly cash dividends on its common stock, and declared its first quarterly dividend of $0.05 per common share, paid on December 10, 2009, to stockholders of record as of November 23, 2009. Quarterly dividends of $0.05 per common share were paid in 2011 and 2010. The Company intends to continue paying quarterly dividends, but can make no assurance that such dividends will be paid in the future since payment is dependent upon, among other factors, the Company’s future earnings, cash flows, capital requirements, debt covenants, general financial condition, and general business conditions. The cash flow generated by the Company is currently used for debt service, selective acquisitions, capital accumulation, payment of cash dividends, repurchases of its common stock and reinvestment.

Basic earnings (loss) per share are computed by dividing net income (loss) attributable to Gardner Denver by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, and the assumed vesting of restricted share awards if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, and outstanding restricted share awards were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. In accordance with the provisions of FASB ASC 718, the Company includes the impact of the proforma deferred tax assets in determining potential windfalls and shortfalls for purposes of calculating assumed proceeds under the treasury stock method.

The following table details the calculation of basic and diluted earnings (loss) per common share for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Net income (loss) attributable to Gardner Denver	$277,563	172,962	(165,185)
Weighted average shares of common stock outstanding:
Basic	51,669,378	52,295,833	51,890,891
Effect of stock-based compensation awards(1)	384,360	431,979	—
Diluted	52,053,738	52,727,812	51,890,891
Earnings (loss) per share:
Basic	$5.37	3.31	(3.18)
Diluted	$5.33	3.28	(3.18)

(1)	Share equivalents totaling 272,520, consisting of outstanding stock options and nonvested restricted share awards, were excluded from the computation of diluted loss per share for the year ended December 31, 2009 because the net loss for the period caused all potentially dilutive shares to be anti-dilutive.

The following table sets forth the outstanding stock options and unvested restricted share awards that have been excluded from the computation of diluted earnings per share for the years ended December 31, 2011, 2010 and 2009 because their effect would be anti-dilutive:

	2011	2010	2009
Anti-dilutive options	122,354	168,280	775,092
Anti-dilutive restricted shares	1,099	2,031	757
Total	123,453	170,311	775,849

Note 13: Accumulated Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) consists of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations, (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and certain hedges of net investments in foreign operations, (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes, and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 16 “Hedging Activities, Derivative Instruments and Credit Risk” and Note 11 “Benefit Plans.”

The before tax income (loss), related income tax effect and accumulated balances are as follows:

	Cumulative Currency Translation Adjustment	Foreign Currency Gains and (Losses)	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$113,344	(22,982)	—	(17,955)	72,407
Before tax income (loss)	21,229	3,219	(403)	(16,807)	7,238
Income tax effect	—	(1,556)	153	4,272	2,869
Other comprehensive income (loss)	21,229	1,663	(250)	(12,535)	10,107
Balance at December 31, 2009	134,573	(21,319)	(250)	(30,490)	82,514
Before tax (loss) income	(65,291)	38,813	(1,101)	7,363	(20,216)
Income tax effect	—	1,601	418	(2,892)	(873)
Other comprehensive (loss) income	(65,291)	40,414	(683)	4,471	(21,089)
Balance at December 31, 2010	69,282	19,095	(933)	(26,019)	61,425
Before tax (loss) income	(31,249)	(115)	700	(16,247)	(46,911)
Income tax effect	—	(1,668)	(266)	4,706	2,772
Other comprehensive (loss) income	(31,249)	(1,783)	434	(11,541)	(44,139)
Balance at December 31, 2011	$38,033	17,312	(499)	(37,560)	17,286

Note 14: Income Taxes

Income (loss) before income taxes consists of the following:

	2011	2010	2009
U.S.	$202,476	104,036	31,449
Non-U.S.	184,505	127,815	(169,843)
Income (loss) before income taxes	$386,981	231,851	(138,394)

The following table details the components of the provision for income taxes. A portion of these income taxes will be payable within one year and are, therefore, classified as current, while the remaining balance is deferred:

	2011	2010	2009
Current:
U.S. federal	$69,164	31,459	18,351
U.S. state and local	5,283	2,392	2,060
Non-U.S.	41,084	24,646	17,345
Deferred:
U.S. federal	(3,048)	1,680	(3,810)
U.S. state and local	(825)	1,518	(1,143)
Non-U.S.	(4,219)	(4,798)	(7,898)
Provision for income taxes	$107,439	56,897	24,905

The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate as follows:

	2011	2010	2009
U.S. federal corporate statutory rate	35.0%	35.0%	35.0%
State and local taxes, less federal tax benefit	1.2	1.7	(0.7)
Foreign income taxes	(6.7)	(10.7)	7.1
Goodwill impairment	—	—	(64.2)
Manufacturing benefit	(1.2)	(1.0)	0.7
Repatriation, net of foreign financing tax effect	(0.3)	(1.1)	1.4
Other, net	(0.2)	0.6	2.7
Effective income tax rate	27.8%	24.5%	(18.0)%

The principal items that gave rise to deferred income tax assets and liabilities are as follows:

	2011	2010
Deferred tax assets:
Reserves and accruals	$56,660	37,137
Postretirement benefits other than pensions	5,888	5,913
Postretirement benefits — pensions	12,483	14,075
Tax loss and interest carryforwards	26,952	32,375
Foreign tax credit carryforwards	5,545	6,825
Other	10,130	11,252
Total deferred tax assets	117,658	107,577
Valuation allowance	(11,948)	(19,687)
Deferred tax liabilities:
LIFO inventory	(3,242)	(3,637)
Property, plant and equipment	(20,590)	(21,063)
Intangibles	(115,103)	(89,255)
Other	(7,588)	(1,464)
Total deferred tax liabilities	(146,523)	(115,419)
Net deferred income tax liability	$(40,813)	(27,529)

Total unrecognized tax benefits were $5.3 million and $4.5 million at December 31, 2011 and 2010, respectively. The net increase in this balance primarily relates to the recording of $2.4 million of unrecognized tax benefits pursuant to our acquisition of Robuschi S.p.A. on December 15, 2011, the settlement of tax audits in various U.S. and foreign jurisdictions, and benefits associated with the lapse of applicable statutes of limitations. Included in total unrecognized tax benefits at December 31, 2011 is $5.3 million of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized, of which $1.5 million would be offset by a reduction of a corresponding deferred tax asset. Included in total unrecognized tax benefits at December 31, 2010 is $4.5 million of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized, of which $2.3 million would be offset by a reduction of a corresponding deferred tax asset. The balance of total unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months. Below is the tabular reconciliation of the changes in total unrecognized tax benefits during the years ended December 31, 2011 and 2010:

	2011	2010
Total unrecognized tax benefits at January 1	$4,510	5,238
Gross increases for tax positions of prior years	1,449	1,396
Gross decreases for tax positions of prior years	(364)	(2,042)
Gross increases for tax positions of current year	301	646
Increases due to acquisitions	2,412	—
Settlements	(1,434)	(464)
Lapse of statute of limitations	(1,513)	(221)
Changes due to currency fluctuations	(65)	(43)
Total unrecognized tax benefits at December 31	$5,296	4,510

The Company includes interest expense and penalties related to unrecognized tax benefits as part of the provision for income taxes. The provision for income taxes includes interest and penalties in 2011, 2010 and 2009 of $0.4 million, $0.4 million, and $0.5 million, respectively. The Company’s income tax liabilities at December 31, 2011 and 2010 include accrued interest of $0.2 million and $0.7 million, respectively, and accrued penalties of $0 and $0.3 million, respectively.

In 2011, the IRS completed its examination of the Company’s federal income tax returns for the years 2008 and 2009. The settlement of the IRS audits did not have a material effect on the Company’s financial statements, and all federal tax reserves and related tax assets for those tax years were reversed. The statutes of limitations for U.S. state tax returns are open beginning with the 2007 tax year, except for two states for which earlier periods have been extended.

The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2004 being the oldest tax year still open. The Company’s significant operations outside the U.S. are located in the United Kingdom and Germany. In the United Kingdom, tax years prior to 2008 are closed. In Germany, generally, the tax years 2008 and beyond remain subject to examination. At the end of 2011, German tax audits through 2007 were finalized for 15 German subsidiaries without any material findings.

The Company had deferred tax assets associated with net operating loss and interest carryforwards from various jurisdictions of $27.0 million and $32.4 million as of December 31, 2011 and 2010, respectively. Valuation allowances associated with net operating loss carryforwards were $11.8 million and $19.7 million as of December 31, 2011 and 2010, respectively. The decreases in deferred tax assets and valuation allowances related to net operating loss carryforwards were primarily the result of the utilization of certain net operating losses in the United Kingdom which carried a full valuation allowance. Carryforwards related to interest expense unable to be deducted from current period income were approximately $12.4 million and $11.0 million at December 31, 2011 and 2010, respectively, and have an indefinite life. The expected expiration dates of our carryforwards as of December 31, 2011 and 2010 are as follows:

	December 31, 2011			December 31, 2010
	Tax Benefit	Valuation Allowance	Net Tax Benefit	Tax Benefit	Valuation Allowance	Net Tax Benefit
2011	—	—	—	561	(561)	—
2012	205	(205)	—	197	(197)	—
2013	277	(242)	35	462	(462)	—
2014	215	(215)	—	58	(58)	—
2015	391	(112)	279	346	(115)	231
2016	344	(116)	228	203	—	203
2017	—	—	—	—	—	—
2018	41	—	41	25	—	25
2019	124	—	124	59	—	59
2023	505	—	505	234	—	234
2024	674	—	674	695	—	695
2027	265	—	265	434	(434)	—
2028	147	—	147	158	(158)	—
2029	213	—	213	230	(230)	—
2030	—	—	—	—	—	—
2031	—	—	—	—	—	—
Indefinite life	23,551	(10,870)	12,681	28,713	(17,472)	11,241
Total	$26,952	(11,760)	15,192	$32,375	(19,687)	12,688

U.S. deferred income taxes have not been provided on certain undistributed earnings of non-U.S. subsidiaries (approximately $449.4 million and $400.4 million as of December 31, 2011 and 2010, respectively) as the Company intends to reinvest such earnings indefinitely.

Note 15: Stock-Based Compensation Plans

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

The following table summarizes the total stock-based compensation expense included in the Consolidated Statements of Operations and the realized excess tax benefits included in the consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Selling and administrative expenses	$6,453	6,398	2,980
Total stock-based compensation expense included in operating expenses	6,453	6,398	2,980
Income (loss) before income taxes	(6,453)	(6,398)	(2,980)
Provision for income taxes	1,821	2,031	836
Net income (loss)	$(4,632)	(4,367)	(2,144)
Net cash provided by operating activities	$(3,396)	(3,195)	(479)
Net cash used in financing activities	$3,396	3,195	479

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

Stock Option Awards

Under the terms of existing awards, employee stock options become vested and exercisable ratably on each of the first three anniversaries of the date of grant. The options granted to employees in 2011, 2010 and 2009 expire seven years after the date of grant.

Pursuant to the Incentive Plan, the Company also issues share-based payment awards to directors who are not employees of Gardner Denver or its affiliates. Each non-employee director is eligible to receive stock options to purchase common stock on the day after the annual meeting of shareholders. These options become exercisable on the first anniversary of the date of grant and expire five years after the date of grant.

A summary of the Company’s stock option activity for the year ended December 31, 2011 is presented in the following table (underlying shares in thousands):

	Shares	Outstanding Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2010	863	$32.69
Granted	188	76.20
Exercised	(252)	29.86
Forfeited	(51)	47.12
Expired or canceled	(2)	41.95

Outstanding at December 31, 2011	746	43.47	$25,170	4.2 years
Exercisable at December 31, 2011	389	$33.83	$16,831	3.1 years

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at December 31, 2011 multiplied by the number of in-the-money stock options. The weighted-average per share estimated grant-date fair values of employee and director stock options granted during the years ended December 31, 2011, 2010, and 2009 were $28.10, $16.64, and $7.28, respectively.

The total pre-tax intrinsic values of options exercised during the years ended December 31, 2011, 2010, and 2009, were $12.2 million, $16.6 million and $3.8 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $3.7 million as of December 31, 2011, and will be recognized as expense over a weighted-average period of 1.8 years.

Valuation Assumptions

The fair value of each stock option grant under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of the Company’s common stock calculated over the expected term of the option. The expected option term represents the period of time that the options granted are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. The expected terms for options granted to certain executives and non-employee directors that have similar historical exercise behavior were determined separately for valuation purposes. The assumed risk-free rate over the expected term of the options was based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average assumptions used in the valuation of stock option awards granted during the years ended December 31, 2011, 2010 and 2009 are noted in the table below.

	2011	2010	2009
Assumptions:
Risk-free interest rate	1.9%	2.2%	1.7%
Dividend yield	0.3%	0.5%	—
Volatility factor	44	43	42
Expected life (in years)	4.3	4.7	4.6

Restricted Share Awards

The Company began granting restricted stock units in lieu of restricted stock in the first quarter of 2008. Upon vesting, restricted stock units result in the issuance of an equivalent number of shares of the Company’s common stock. Restricted share awards generally cliff vest three years after the date of grant.

A summary of the Company’s restricted share activity for the year ended December 31, 2011 is presented in the following table (underlying shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2010	161	$35.13
Granted	53	78.28
Vested	(56)	39.03
Forfeited	(10)	43.18

Nonvested at December 31, 2011	148	$48.59

The restricted share awards were valued at the market close price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted share awards, net of estimated forfeitures, was $3.5 million as of December 31, 2011 and will be recognized as expense over a weighted-average period of 2.0 years. The total fair value of restricted share awards that vested during the years ended December 31, 2011, 2010 and 2009 was $4.2 million, $1.9 million and $2.8 million, respectively.

The Company’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises and the vesting of restricted share awards. The actual income tax benefits realized totaled approximately $5.1 million, $6.3 million and $1.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

The Company’s exposure to interest rate risk results primarily from its borrowings of $403.8 million at December 31, 2011. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions.

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

The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its sub-

sidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. These contracts for the sale or purchase of European and other currencies generally mature within one year.

Derivative Instruments

In accordance with FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”), the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. There were no off-balance sheet derivative financial instruments as of December 31, 2011 or 2010. If a derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Derivatives that are not designated as hedges or do not qualify for hedge accounting treatment are marked to market through earnings. All cash flows associated with derivatives are classified as operating cash flows in the Consolidated Statements of Cash Flows.

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

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheets:

	December 31, 2011
	Balance Sheet Location	Notional Amount(1)	Asset Derivatives Fair Value(1)	Liability Derivatives Fair Value(1)
Derivatives designated as hedging instruments under FASB ASC 815
Interest rate swap contracts	Other Liabilities	$75,920	—	855
Derivatives not designated as hedging instruments under FASB ASC 815
Foreign currency forwards	Other Current Assets	$14,138	43	—
Foreign currency forwards	Accrued Liabilities	$228,338	150	2,029

	December 31, 2010
	Balance Sheet Location	Notional Amount(1)	Asset Derivatives Fair Value(1)	Liability Derivatives Fair Value(1)
Derivatives designated as hedging instruments under FASB ASC 815
Interest rate swap contracts	Other Liabilities	$76,742	—	1,560
Derivatives not designated as hedging instruments under FASB ASC 815
Foreign currency forwards	Accrued Liabilities	$113,871	709	1,884

(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.

Gains and losses on derivatives designated as cash flow hedges in accordance with FASB ASC 815 included in the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 are as presented in the table below:

	2011	2010
Interest rate swap contracts(1)
Amount of loss recognized in accumulated other comprehensive income (“AOCI”) on derivatives (effective portion)	$(368)	(2,399)
Amount of loss reclassified from AOCI into income (effective portion)	(1,068)	(1,298)
Amount of loss recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	(1)	(5)

(1)	Losses on derivatives reclassified from AOCI into income (effective portion) were included in the interest expense line on the face of the Consolidated Statements of Operations.

At December 31, 2011, the Company is the fixed rate payor on three interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $50.0 million and €20.0 million of LIBOR-based variable rate borrowings. These contracts carry fixed rates ranging from 1.8% to 2.2% and have expiration dates ranging from 2012 to 2013. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. Based on LIBOR-based swap yield curves as of December 31, 2011, the Company expects to reclassify losses of $0.7 million out of AOCI into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding at December 31, 2011 were $329.0 million and €39.0 million.

There were 43 foreign currency forward contracts outstanding as of December 31, 2011 with notional amounts ranging from $0.1 million to $160.1 million. The Company has not designated any forward contracts as hedging instruments. The majority of these contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in foreign currency exchange rates. The changes in the fair value of the contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the “Other operating expense, net,” line on the face of the Consolidated Statements of Operations. The Company recorded net losses of $2.0 million and $2.4 million during the years ended December 31, 2011 and 2010, respectively, relating to foreign currency forward contracts outstanding during all or part of each period. Total net foreign currency gains or losses reported in other operating expense were gains of $0.7 million and $2.0 million for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, the Company has designated a portion of its Euro Term Loan of approximately €37.6 million and €0.0, respectively, as a hedge of the Company’s net investment in European subsidiaries with EUR functional currencies. Accordingly, changes in the fair value of this debt due to changes in the USD to EUR exchange rate are recorded through other comprehensive income. During the years ended December 31, 2011 and 2010, the Company recorded gains of $2.8 million and $0.3 million, net of tax, respectively, through other comprehensive income. As of December 31, 2011 and 2010, the net balances included in accumulated other comprehensive income related to net investment hedging were losses of $2.3 million and $5.1 million, net of tax.

Credit Risk

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the derivative instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a fraction of the notional amount. The Company minimizes the credit risk related to derivatives by transacting only with multiple, high-quality counterparties that are major financial institutions with investment-grade credit ratings. The Company has not experienced any financial loss as a result of counterparty nonperformance in the past. The majority of the derivative contracts to which the Company is a party settle monthly or quarterly, or mature within one year. Because of these factors, the Company believes it has minimal credit risk related to derivative contracts at December 31, 2011.

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company’s products and services are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not believe it has any significant concentrations of credit risk at December 31, 2011 or 2010.

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010.

	December 31, 2011
Financial Assets	Level 1	Level 2	Level 3	Total
Foreign currency forwards(1)	$—	193	—	193
Trading securities held in deferred compensation plan(2)	6,269	—	—	6,269
Total	$6,269	193	—	6,462
Financial Liabilities
Foreign currency forwards(1)	$—	2,029	—	2,029
Interest rate swaps(3)	—	855	—	855
Phantom stock plan(4)	—	5,647	—	5,647
Deferred compensation plan(5)	6,269	—	—	6,269
Total	$6,269	8,531	—	14,800

	December 31, 2010
Financial Assets	Level 1	Level 2	Level 3	Total
Foreign currency forwards(1)	$—	709	—	709
Trading securities held in deferred compensation plan(2)	8,175	—	—	8,175
Total	$8,175	709	—	8,884
Financial Liabilities
Foreign currency forwards(1)	$—	1,884	—	1,884
Interest rate swaps(3)	—	1,560	—	1,560
Phantom stock plan(4)	—	5,043	—	5,043
Deferred compensation plan(5)	8,175	—	—	8,175
Total	$8,175	8,487	—	16,662

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.

(2)	Based on the observable price of publicly traded mutual funds which, in accordance with FASB ASC 710, Compensation — General, are classified as “Trading” securities and accounted for using the mark-to-market method.

(3)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of December 31, 2011 and 2010, respectively. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(4)	Based on the price of the Company’s common stock.

(5)	Based on the fair value of the investments in the deferred compensation plan.

As discussed in Note 8 “Goodwill and Other Intangible Assets” and in accordance with the provisions of FASB ASC 350, the Company recorded impairment charges associated with goodwill and indefinite-lived intangible asset of $252.5 million and $9.9 million, respectively, during the year ended December 31, 2009. The goodwill and indefinite-lived intangible asset impairment charges were calculated as the amount by which the carrying value of each asset exceeded it’s implied, in the case of goodwill, or estimated fair value. These fair values were determined using Level 3 inputs of the fair value hierarchy. No goodwill or intangible asset impairment charges were recorded during the years ended December 31, 2011 and 2010.

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

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors where necessary. The latest of these actions, Gardner Denver, Inc. v. Certain Underwriters at Lloyd’s, London, et al., was filed on July 9, 2010, in the Eighth Judicial District, Adams County, Illinois, as case number 10-L-48 (the “Adams County Case”). In the lawsuit, the Company seeks, among other things, to require certain excess insurer defendants to honor their insurance policy obligations to the Company, including payment in whole or in part of the costs associated with the asbestos lawsuits filed against the Company. In October 2011, the Company reached a settlement with one of the excess insurer defendants for approximately the amount of such defendant’s policy that was subject to the lawsuit.

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

The Company has an accrued liability on its balance sheet to the extent costs are known or can be reasonably estimated for its remaining financial obligations for these matters. Based upon consideration of currently available information, the Company does not anticipate any material adverse effect on its results of operations, financial condition, liquidity or competitive position as a result of compliance with federal, state, local or foreign environmental laws or regulations, or cleanup costs relating to the sites discussed above. It is the Company’s policy to expense legal costs as incurred.

Note 19: Supplemental Information

The components of “Other operating expense, net,” and supplemental cash flow information are as follows:

	2011	2010	2009
Other Operating Expense, Net
Foreign currency (gains) losses, net(1)	$(684)	(2,047)	459
Restructuring charges(2)	8,584	2,196	46,126
Other employee termination and certain retirement costs(3)	2,016	987	(304)
Other, net(4)	2,458	3,380	(608)
Total other operating expense, net	$12,374	4,516	45,673
Supplemental Cash Flow Information
Cash paid for income taxes	$105,905	51,463	36,025
Cash paid for interest	14,753	20,485	25,907

(1)	In 2011, Foreign currency (gains) losses, net, includes a foreign currency gain associated with the financing of the Robuschi acquisition.

(2)	See Note 4 “Restructuring.”

(3)	Includes certain costs not associated with exit or disposal activities as defined in FASB ASC 420.

(4)	In both 2011 and 2010, Other, net, includes costs associated with relocation of the Company’s corporate headquarters and due diligence costs associated with abandoned transactions.

Note 20: Segment Information

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

In the Industrial Products Group, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air and gas compressors; positive displacement, centrifugal and side channel blowers; and vacuum pumps primarily serving manufacturing, transportation and general industry and selected OEM and engineered system applications. The Company also markets and services complementary ancillary products. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. The markets served by the Industrial Products Group are primarily located in Europe, the U.S. and Asia.

In the Engineered Products Group, the Company designs, manufactures, markets and services a diverse group of pumps, compressors, liquid ring vacuum pumps, water jetting and loading arm systems and related aftermarket parts. These products are used in well drilling, well servicing and production of oil and natural gas; industrial, commercial and transportation applications; and in industrial cleaning and maintenance. Liquid ring pumps are used in many different applications such as water removal, distilling, reacting, flare gas recovery, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, petrochemical and power industries. This segment also designs, manufactures, markets and services other engineered products and components and equipment for the chemical, petroleum and food industries. The markets served by the Engineered Products Group are primarily located in the U.S., Europe, Canada and Asia.

The following tables provide summarized information about the Company’s operations by reportable segment.

	Revenues			Operating Income (Loss)			Identifiable Assets at December, 31
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Industrial Products Group	$1,256,010	1,099,812	1,022,860	$140,457	93,107	(239,408)	$1,350,980	1,082,299	1,084,471
Engineered Products Group	1,114,893	795,292	755,285	260,254	159,303	125,738	852,169	761,259	728,800

Total	$2,370,903	1,895,104	1,778,145	400,711	252,410	(113,670)	2,203,149	1,843,558	1,813,271

Interest expense				15,397	23,424	28,485
Other income, net				(1,667)	(2,865)	(3,761)
Income (loss) before income taxes				$386,981	231,851	(138,394)

General corporate (unallocated)							162,419	183,540	125,777

Total assets							$2,365,568	2,027,098	1,939,048

	LIFO Liquidation Income (before tax)			Depreciation and Amortization Expense			Capital Expenditures
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Industrial Products Group	$—	87	274	$40,190	40,778	46,227	$23,334	18,459	30,191
Engineered Products Group	204	667	23	20,094	19,470	22,504	32,354	14,580	12,575
Total	$204	754	297	$60,284	60,248	68,731	$55,688	33,039	42,766

The following table presents revenues and property, plant and equipment by geographic region. Revenues have been attributed based on the products’ shipping destination.

	Revenues			Property, Plant and Equipment at December 31,
	2011	2010	2009	2011	2010	2009
United States	$918,738	654,461	574,249	$110,780	99,214	99,873
Canada	69,782	71,122	45,056	514	620	747
Other	26,500	22,964	13,734	139	—	—
Total North America	1,015,020	748,547	633,039	111,433	99,834	100,620
Germany	229,815	194,636	197,020	61,527	71,159	83,004
United Kingdom	109,771	106,782	109,523	40,249	45,764	48,871
France	81,262	68,361	75,152	6,519	7,006	7,288
Other	319,450	290,378	305,991	37,261	22,399	25,712
Total Europe	740,298	660,157	687,686	145,556	146,328	164,875
China	194,060	158,150	130,290	20,138	23,407	22,846
Other	211,798	153,031	157,093	477	613	519
Total Asia	405,858	311,181	287,383	20,615	24,020	23,365
Brazil	50,040	33,401	39,405	8,147	9,931	10,335
Other	19,902	17,068	22,396	—	—	—
Total South America	69,942	50,469	61,801	8,147	9,931	10,335
Africa and Australia	139,785	124,750	108,236	5,161	6,450	7,040
Total	$2,370,903	1,895,104	1,778,145	$290,912	286,563	306,235

Note 21: Quarterly Financial and Other Supplemental Information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2011	2010	2011	2010	2011	2010	2011(1)	2010(2)
Revenues	$531,853	422,164	610,693	449,519	614,682	493,449	613,675	529,972
Gross profit	$184,456	133,807	210,268	151,600	205,485	160,322	207,645	180,679
Net income (loss) attributable to Gardner Denver	$59,478	31,958	67,121	37,334	73,583	46,575	77,381	57,095
Basic earnings (loss) per share	$1.14	0.61	1.28	0.71	1.43	0.89	1.53	1.09
Diluted earnings (loss) per share	$1.13	0.61	1.27	0.71	1.42	0.88	1.52	1.08
Common stock prices:
High	$78.93	46.14	86.96	53.66	92.93	54.57	86.99	71.26
Low	$68.04	37.04	74.14	42.37	62.50	43.41	58.26	52.17
Cash dividends declared per common share	$0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.05

(1)	Results for the quarter ended December 31, 2011 reflect corporate relocation and acquisition due diligence costs totaling $0.6 million ($0.4 million after income taxes) and a net foreign currency gain of $3.4 million related to the financing of the Robuschi acquisition.

(2)	Results for the quarter ended December 31, 2010 reflect corporate relocation and acquisition due diligence costs totaling $4.8 million ($3.7 million after income taxes).

Gardner Denver, Inc. common stock trades on the New York Stock Exchange under the ticker symbol “GDI”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Please refer to the Company’s Current Report on Form 8-K dated December 29, 2011 regarding the Company’s engagement of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012 and the dismissal of KPMG LLP from that role following completion of their audits of the Company’s consolidated financial statements as of and for the fiscal year ending December 31, 2011 and the effectiveness of internal control over financial reporting as of December 31, 2011, and the issuance of their reports; which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of the President and Chief Executive Officer and the Vice President and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The Company acquired Robuschi in December of 2011. As permitted by SEC guidance, management excluded the acquired company from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Robuschi represented approximately 11% of the Company’s total assets and less than 1% of the Company’s total revenues as of and for the year ended December 31, 2011. Excluding identifiable intangible assets and goodwill recorded in the business combination, Robuschi represented 3% of the Company’s total assets as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is included in Item 1, Part I, “Executive Officers of the Registrant” and is incorporated herein by reference from the definitive proxy statement for the Company’s 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act. In particular, the information concerning the Company’s directors and director nominees is contained under “Proposal 1 — Election of Directors,” “Nominees for Election at the Annual Meeting,” and “Directors Whose Terms of Office Will Continue After the Meeting;” the information concerning compliance with Section 16(a) is contained under “Section 16(a) Beneficial Ownership Reporting Compliance;” the information concerning the Company’s Code of Ethics and Business Conduct (the “Code”) is contained under “Part One: Corporate Governance;” and the information concerning the Company’s Audit Committee and the Company’s Audit Committee financial experts are contained under “Committees of the Board of Directors” of the Gardner Denver Proxy Statement for its 2012 Annual Meeting of Shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the definitive proxy statement for the Company’s 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act (the “2012 Proxy Statement”), in particular, the information related to executive compensation contained under “Part Three: Compensation Matters,” “Compensation of Directors,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the 2012 Proxy Statement. The information in the Report of Our Compensation Committee shall not be deemed to be “filed” with the SEC or subject to the liabilities of the Exchange Act, except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the 2012 Proxy Statement, in particular, the information contained under “Security Ownership of Management and Certain Beneficial Owners” of the 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the 2012 Proxy Statement, in particular, information contained under “Director Independence” and “Relationships and Transactions” of the 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the 2012 Proxy Statement, in particular, information contained under “Accounting Fees” of the 2012 Proxy Statement.

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
Barry L. Pennypacker
President and Chief Executive Officer

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 24, 2012.

Signature	Title

/s/ Barry L. Pennypacker Barry L. Pennypacker	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ Michael M. Larsen Michael M. Larsen	Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ David J. Antoniuk David J. Antoniuk	Vice President and Corporate Controller (Principal Accounting Officer)
Michael C. Arnold	Director
* Donald G. Barger, Jr	Director
* John D. Craig	Director
* Raymond R. Hipp	Director
* David D. Petratis	Director
* Diane K. Schumacher	Chairperson of the Board of Directors
* Charles L. Szews	Director
* Richard L. Thompson	Director

*By	/s/ Brent A. Walters
Brent A. Walters
Attorney-in-fact

GARDNER DENVER, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Share Purchase Agreement, dated July 20, 2008, among Gardner Denver, Inc., Nicholas Sanders and certain other individuals named therein, Alchemy Partners (Guernsey) Limited and David Rimmer, filed as Exhibit 2.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.2	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and Invensys International Holdings Limited, filed as Exhibit 2.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.3	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and David Fisher, filed as Exhibit 2.3 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.4	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and John Edmunds, filed as Exhibit 2.4 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.5	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and Robert Dutnall, filed as Exhibit 2.5 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.6*	Sale and Purchase Agreement, dated October 6, 2011, between Gardner Denver S.r.l. and the Shareholders, filed as Exhibit 2.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed December 21, 2011, and incorporated herein by reference.
3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 3, 2006, and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Gardner Denver, Inc., filed as Exhibit 3.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 4, 2008, and incorporated herein by reference.
4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 21, 2005, and incorporated herein by reference.
4.2	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 29, 2009, between Gardner Denver, Inc. and Wells Fargo Bank, National Association as Rights Agent, filed as Exhibit 4.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 29, 2009, and incorporated herein by reference.
10.0+	Credit Agreement, dated September 19, 2008, between Gardner Denver, Inc., Gardner Denver Holdings GmbH & Co. KG, GD First (UK) Limited, JPMorgan Chase Bank, N.A., individually and as LC Issuer, the Swing Line Lender and as Agent for the Lenders, Bank of America, N.A., individually and as the Syndication Agent, Mizuho Corporate Bank, Ltd. and U.S. Bank, National Association, individually and as Documentation Agents, J.P. Morgan Securities Inc., individually and as sole Lead Arranger and sole Book Runner, and the other Lenders named therein, filed as Exhibit 10.1 to Gardner Denver, Inc’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
10.1	Amendment No. 1 to Credit Agreement, dated November 21, 2011, between Gardner Denver, Inc., Gardner Denver Holdings GmbH & Co. KG, GD First (UK) Limited, JPMorgan Chase Bank, N.A., individually and as LC Issuer, the Swing Line Lender and as Agent for the Lenders, Bank of America, N.A., individually and as the Syndication Agent, Mizuho Corporate Bank, Ltd. and U.S. Bank, National Association, individually and as Documentation Agents, J.P. Morgan Securities Inc., individually and as sole Lead Arranger and sole Book Runner, and the other Lenders named therein***

Exhibit No.	Description
10.2**	Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, amended and restated effective August 1, 2007, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference.
10.3**	Gardner Denver, Inc. Executive and Director Stock Repurchase Program, amended and restated effective July 24, 2007, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference.
10.4**	Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, January 1, 2008 Restatement, filed as Exhibit 99.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed December 19, 2007, and incorporated herein by reference.
10.5**	First Amendment to the Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, effective September 15, 2008, executed December 5, 2008, filed as Exhibit 10.2.1 to Gardner Denver, Inc.’s Annual Report on Form 10-K, filed February 28, 2011, and incorporated herein by reference.
10.6**	Second Amendment to the Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, effective December 10, 2009, executed December 10, 2009, filed as Exhibit 10.2.2 to Gardner Denver, Inc.’s Annual Report on Form 10-K, filed February 28, 2011, and incorporated herein by reference.
10.7**	Gardner Denver, Inc. Executive Annual Bonus Plan, filed as Appendix A to Gardner Denver Inc.’s proxy statement on Schedule 14A relating to the 2010 Annual Meeting of Stockholders of Gardner Denver, Inc., filed on March 17, 2010, and incorporated herein by reference.
10.8**	Gardner Denver, Inc. Long-Term Incentive Plan As Amended and Restated, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.9**	Amended and Restated Form of Indemnification Agreement between Gardner Denver, Inc. and its directors, officers or representatives, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Annual Report on Form 10-K, filed March 28, 2002, and incorporated herein by reference.
10.10**	Form of Restricted Stock Agreement for Nonemployee Directors, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed May 9, 2007, and incorporated herein by reference.
10.11**	Form of Gardner Denver, Inc. Incentive Stock Option Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.
10.12**	Form of Gardner Denver, Inc. Non-Qualified Stock Option Agreement, filed as Exhibit 10.3 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.
10.13**	Form of Gardner Denver, Inc. Nonemployee Director Stock Option Agreement, filed as Exhibit 10.5 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.
10.14**	Form of Gardner Denver, Inc. Restricted Stock Agreement, filed as Exhibit 10.16 to Gardner Denver, Inc.’s Annual Report on Form 10-K, filed February 29, 2008, and incorporated herein by reference.
10.15**	Form of Gardner Denver, Inc. Long-Term Cash Bonus Award Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.16**	Form of Executive Change in Control Agreement between Gardner Denver, Inc. and its President and Chief Executive Officer and its former Executive Vice President, Finance and Chief Financial Officer, filed as Exhibit 10.5 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.

Exhibit No.	Description
10.17**	Form of Executive Change in Control Agreement between Gardner Denver, Inc. and its executive officers, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.18**	Form of Gardner Denver, Inc. Restricted Stock Units Agreement, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 24, 2010, and incorporated herein by reference.
10.19**	Form of Gardner Denver, Inc. Nonemployee Director Restricted Stock Units Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 24, 2010, and incorporated herein by reference.
10.20**	Offer Letter of Employment, dated December 21, 2007, between Gardner Denver, Inc. and Barry Pennypacker, filed as Exhibit 10.1 to Gardner Denver, Inc’s Current Report on Form 8-K, filed January 4, 2008, and incorporated herein by reference.
10.21**	Offer Letter of Employment, dated July 29, 2009 between Gardner Denver, Inc. and Brent A. Walters, filed as Exhibit 10.23 to Gardner Denver, Inc.’s Annual Report on Form 10-K, filed February 28, 2011, and incorporated herein by reference.
10.22**	Offer Letter of Employment, effective September 17, 2010, between Gardner Denver, Inc. and Michael M. Larsen, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed September 23, 2010, and incorporated herein by reference.
10.23**	Separation Agreement, dated November 3, 2010, between Gardner Denver, Inc. and Helen Cornell, filed as Exhibit 10.24 to Gardner Denver, Inc.’s Annual Report on Form 10-K, filed February 28, 2011, and incorporated herein by reference.
10.24**	Restricted Stock Units Agreement, between Gardner Denver, Inc. and Helen Cornell. (included in Exhibit 10.27)
10.25**	Waiver and Release Agreement, dated June 3, 2011, between Gardner Denver, Inc. and Armando L. Castorena, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed August 5, 2011, and incorporated herein by reference.
11	Statement re: Computation of Earnings Per Share, incorporated herein by reference to Note 12 “Stockholders’ Equity and Earnings (Loss) per Share” to the Company’s “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K.***
12	Ratio of Earnings to Fixed Charges.***
21	Subsidiaries of Gardner Denver, Inc.***
23	Consent of Independent Registered Public Accounting Firm.***
24	Power of Attorney.***
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****
101.INS§	XBRL Instance Document
101.SCH§	XBRL Taxonomy Extension Schema Document
101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB§	XBRL Taxonomy Extension Label Linkbase Document
101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

The SEC File No. for documents incorporated by reference is 001-13215 except as noted.

+	The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon request.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC. The omitted confidential material has been filed separately with the SEC. The location of the omitted confidential information is indicated in the exhibit with asterisks [*].

**	Management contract or compensatory plan.

***	Filed herewith.

****	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

§	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.