Form 10-Q
period 2012-03-31
GARDNER DENVER INC
filed 2012-05-04
CIK 916459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,077,703 shares of Common Stock, par value $0.01 per share, as of April 30, 2012.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues	$604,356	$531,853
Cost of sales	401,789	347,397

Gross profit	202,567	184,456
Selling and administrative expenses	105,913	96,021
Other operating expense, net	16,862	1,612

Operating income	79,792	86,823
Interest expense	3,834	5,347
Other income, net	(1,223)	(962)

Income before income taxes	77,181	82,438
Provision for income taxes	22,066	22,539

Net income	55,115	59,899
Less: Net income attributable to noncontrolling interests	283	421

Net income attributable to Gardner Denver	$54,832	$59,478

Net earnings per share attributable to Gardner Denver common stockholders
Basic earnings per share	$1.08	$1.14

Diluted earnings per share	$1.08	$1.13

Cash dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Comprehensive Income Attributable to Gardner Denver
Net income attributable to Gardner Denver	$54,832	$59,478
Other comprehensive income, net of tax:
Foreign currency adjustments, net	29,260	31,242
Unrecognized gain on cash flow hedges, net	46	250
Pension and other postretirement prior service cost and gain or loss, net	(350)	(740)

Total other comprehensive income, net of tax	28,956	30,752

Comprehensive income attributable to Gardner Denver	$83,788	$90,230

Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$283	$421
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	59	192

Total other comprehensive income, net of tax	59	192

Comprehensive income attributable to noncontrolling interests	342	613

Total Comprehensive Income	$84,130	$90,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$186,862	$155,259
Accounts receivable (net of allowance of $11,523 at March 31, 2012 and $11,485 at December 31, 2011)	484,014	477,505
Inventories, net	356,660	311,679
Deferred income taxes	42,756	35,948
Other current assets	34,056	35,343

Total current assets	1,104,348	1,015,734

Property, plant and equipment (net of accumulated depreciation of $361,487 at March 31, 2012 and $354,178 at December 31, 2011)	298,659	290,912
Goodwill	687,706	676,582
Other intangibles, net	353,241	348,884
Other assets	34,636	33,456

Total assets	$2,478,590	$2,365,568

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$89,808	$77,692
Accounts payable	228,033	214,514
Accrued liabilities	233,075	213,548

Total current liabilities	550,916	505,754

Long-term debt, less current maturities	314,641	326,133
Postretirement benefits other than pensions	14,576	14,712
Deferred income taxes	76,646	76,761
Other liabilities	165,855	162,577

Total liabilities	1,122,634	1,085,937

Gardner Denver stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 50,608,581 and 50,650,971 shares outstanding at March 31, 2012 and December 31, 2011, respectively	599	598
Capital in excess of par value	607,532	601,854
Retained earnings	1,025,159	972,867
Accumulated other comprehensive income	46,242	17,286
Treasury stock at cost; 9,259,557 and 9,122,204 shares at March 31, 2012 and December 31, 2011, respectively	(325,169)	(315,314)

Total Gardner Denver stockholders’ equity	1,354,363	1,277,291
Noncontrolling interests	1,593	2,340

Total stockholders’ equity	1,355,956	1,279,631

Total liabilities and stockholders’ equity	$2,478,590	$2,365,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net income	$55,115	$59,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,089	14,921
Foreign currency transaction loss, net	1,530	1,245
Net loss on asset dispositions	516	716
Stock issued for employee benefit plans	271	476
Stock-based compensation expense	2,321	2,334
Excess tax benefits from stock-based compensation	(1,303)	(1,513)
Deferred income taxes	(9,294)	149
Changes in assets and liabilities:
Receivables	(127)	(19,907)
Inventories	(40,042)	(47,055)
Accounts payable and accrued liabilities	25,092	47,671
Other assets and liabilities, net	(4,601)	(11,091)

Net cash provided by operating activities	48,567	47,845

Cash Flows From Investing Activities
Capital expenditures	(13,104)	(8,030)
Disposals of property, plant and equipment	6,138	492
Other, net	(1)	(21)

Net cash used in investing activities	(6,967)	(7,559)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(1,883)	(6,595)
Proceeds from short-term borrowings	2,926	3,646
Principal payments on long-term debt	(56,501)	(6,578)
Proceeds from long-term debt	54,010	10
Proceeds from stock option exercises	1,775	3,037
Excess tax benefits from stock-based compensation	1,303	1,513
Purchase of treasury stock	(9,841)	(6,169)
Cash dividends paid	(2,551)	(2,622)
Other	(1,085)	(1,024)

Net cash used in financing activities	(11,847)	(14,782)

Effect of exchange rate changes on cash and cash equivalents	1,850	2,772

Net increase in cash and cash equivalents	31,603	28,276
Cash and cash equivalents, beginning of year	155,259	157,029

Cash and cash equivalents, end of period	$186,862	$185,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts and amounts described in millions)

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Gardner Denver, Inc. and its majority-owned subsidiaries (collectively referred to herein as “Gardner Denver” or the “Company”). All intercompany transactions and accounts have been eliminated in consolidation.

The financial information presented as of any date other than December 31, 2011 has been prepared from the books and records of the Company without audit. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the complete consolidated financial statements and notes thereto included in Gardner Denver’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2011 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

Other than as specifically indicated in these “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011.

New Accounting Standards

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In November 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the effective date of presentation requirements included in ASU 2011-05 related to reclassification adjustments. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. A separate statement of comprehensive income has been included in the condensed consolidated financial statements as a result of the adoption of this update.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the performance of the two-step goodwill impairment test, as currently prescribed by ASC Topic 350, is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this update did not have a significant effect on the Company’s condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). This update requires the following new disclosures related to recognized financial instruments (and derivatives) subject to master netting arrangements or similar agreements: (i) the gross amounts of recognized financial assets and liabilities, (ii) the amounts offset under current GAAP, (iii) the net amounts presented in the balance sheet, (iv) the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in (ii), and (v) the net amount representing the difference between (iii) and (iv). The update also requires qualitative disclosures related to counterparties, setoff rights, and terms of enforceable master netting arrangements and related agreements depending on their effect or potential effect on the entity’s financial position. The new disclosures will enable financial statement users to compare balance sheets prepared under GAAP and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not currently expect that the adoption of this update in the first quarter of 2013 will have a significant effect on its consolidated financial statements and related disclosures.

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

Note 3. Restructuring

The Company initiated restructuring plans in 2010 and prior years due to the decline in demand for our products associated with the global economic crisis. Execution of these plans was substantially completed during 2010. In 2011, the Company recorded approximately $8.6 million in charges associated with further streamlining of manufacturing operations and overhead cost reduction, primarily related to facility consolidations in Europe and related headcount reductions. In addition, the 2011 charges included costs associated with the establishment of a centralized European shared service center in the Czech Republic. The Company expects to substantially complete all of the restructuring actions commenced in 2011 during 2012.

During the three-month period ended March 31, 2012, the Company developed and approved restructuring plans designed to improve profitability by reducing our global headcount by approximately 5 percent. These restructuring actions are primarily focused on the European operations included in our Industrial Products Group reportable segment. In the first quarter of 2012, the Company recorded approximately $14.4 million in charges associated with these plans. The Company expects to complete the specific steps contemplated by these plans by the end of 2012.

Charges recorded in connection with these plans are included in “Other operating expense, net” in the Condensed Consolidated Statements of Operations, and are summarized for the fiscal years ended December 31, 2010 and 2011 and the three-month period ended March 31, 2012 by reportable segment as follows:

	Industrial Products Group	Engineered Products Group	Total

Fiscal year 2010	$3,687	$(1,491)	$2,196
Fiscal year 2011	6,621	1,963	8,584
Three-month period ended March 31, 2012	12,103	2,312	14,415

Total	$22,411	$2,784	$25,195

The following table summarizes the activity in the restructuring accrual accounts for the three-month period ended March 31, 2012:

	Termination Benefits	Other	Total

Balance as of December 31, 2011	$3,188	$1,294	$4,482
Charged to expense	13,806	609	14,415
Payments	(1,232)	(770)	(2,002)
Other, net	58	20	78

Balance as of March 31, 2012	$15,820	$1,153	$16,973

Note 4. Inventories

Inventories as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Raw materials, including parts and subassemblies	$250,433	$202,542
Work-in-process	53,719	57,264
Finished goods	71,270	67,748

	375,422	327,554
Excess of FIFO costs over LIFO costs	(18,762)	(15,875)

Inventories, net	$356,660	$311,679

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to each reportable segment for the three-month period ended March 31, 2012, and the year ended December 31, 2011, are presented in the table below:

	Industrial Products Group	Engineered Products Group	Total

Balance as of December 31, 2010	$250,084	$321,712	$571,796
Acquisitions	112,221	—	112,221
Foreign currency translation	(4,070)	(3,365)	(7,435)

Balance as of December 31, 2011	358,235	318,347	676,582
Adjustments	(634)	—	(634)
Disposals	(195)	—	(195)
Foreign currency translation	7,664	4,289	11,953

Balance as of March 31, 2012	$365,070	$322,636	$687,706

The $112.2 million increase in goodwill related to acquisitions in 2011 was associated with the valuation of Robuschi.

The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	$178,643	$(39,545)	$172,724	$(36,028)
Acquired technology	101,321	(58,385)	99,383	(56,879)
Trademarks	55,279	(11,427)	53,510	(10,591)
Other	11,811	(10,547)	9,171	(6,141)
Unamortized intangible assets:
Trademarks	126,091	—	123,735	—

Total other intangible assets	$473,145	$(119,904)	$458,523	$(109,639)

Amortization of intangible assets for the three-month periods ended March 31, 2012 and 2011 was $7.5 million and $4.3 million, respectively. The increase in amortization expense in 2012 is primarily due to the amortization of intangible assets related to the Robuschi acquisition, including $3.4 million of amortization expense associated with customer backlog. Amortization of intangible assets recorded as of March 31, 2012 is anticipated to be approximately $19.6 million in 2012 and $16.1 million annually in 2013 through 2016 based upon exchange rates as of March 31, 2012. The increase in the carrying amount of identifiable assets other than goodwill between December 31, 2011 and March 31, 2012 was primarily due to the effect of changes in foreign currency exchange rates.

Note 6. Accrued Liabilities

Accrued liabilities as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Salaries, wages and related fringe benefits	$65,775	$59,080
Taxes	46,750	34,891
Advance payments on sales contracts	45,283	40,689
Product warranties	24,672	22,939
Other	50,595	55,949

Total accrued liabilities	$233,075	$213,548

Note 7. Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	Pension Benefits				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	2012	2011	2012	2011	2012	2011

Service cost	$—	$—	$288	$262	$7	$7
Interest cost	826	897	2,674	2,970	182	193
Expected return on plan assets	(1,074)	(1,054)	(2,570)	(2,757)	—	—
Recognition of:
Unrecognized prior service cost	—	—	9	9	(15)	(15)
Unrecognized net actuarial loss (gain)	475	308	309	219	(202)	(318)

Total net periodic benefit cost (income)	$227	$151	$710	$703	$(28)	$(133)

Note 8. Debt

The Company’s debt at March 31, 2012 and December 31, 2011 is summarized as follows:

	March 31, 2012	December 31, 2011

Short-term debt	$3,491	$2,392

Long-term debt:
Credit Line, due 2013 (1)	$86,000	$72,000
Term Loan, denominated in U.S. dollars (“USD”), due 2013 (2)	250,385	260,000
Term Loan, denominated in euros (“EUR”), due 2013 (3)	48,081	50,596
Secured Mortgages (4)	6,696	6,504
Capitalized leases and other long-term debt	9,796	12,333

Total long-term debt, including current maturities	400,958	401,433
Current maturities of long-term debt	86,317	75,300

Total long-term debt, less current maturities	$314,641	$326,133

(1)	The loans under this facility may be denominated in USD or several foreign currencies. The interest rates under the facility are based on prime, federal funds and/or the London Interbank offer rate (“LIBOR”) for the applicable currency. At March 31, 2012, the applicable rate was 1.7% and averaged 1.5% for the three-month period ended March 31, 2012.
(2)	The interest rate for this loan varies with prime, federal funds and/or LIBOR. At March 31, 2012, the applicable rate was 1.8% and averaged 1.8% for the three-month period ended March 31, 2012.
(3)	The interest rate for this loan varies with LIBOR. At March 31, 2012, this rate was 1.9% and averaged 2.3% for the three-month period ended March 31, 2012.
(4)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €5,019 at March 31, 2012. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

Note 9. Stock-Based Compensation

Total stock-based compensation costs were $2.3 million with related tax benefits of $0.7 million during the three-month periods ended March 31, 2012 and March 31, 2011. Stock-based compensation costs are presented in “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.

Stock Option Awards

A summary of the Company’s stock option activity for the three-month period ended March 31, 2012 is presented in the following table (underlying shares in thousands):

	Shares	Outstanding Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life

Outstanding at December 31, 2011	746	$43.47
Granted	205	$71.28
Exercised	(55)	$32.43
Forfeited	(2)	$64.00
Expired or canceled	—	$—

Outstanding at March 31, 2012	894	$50.47	$15,121	4.8 years

Exercisable at March 31, 2012	508	$37.09	$13,841	3.6 years

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at March 31, 2012 multiplied by the number of “in-the-money” stock options. The weighted-average estimated grant-date fair value of employee stock options granted during the three-month period ended March 31, 2012 was $25.89. Pre-tax unrecognized stock-based compensation expense for stock options, net of estimated forfeitures, was $7.1 million as of March 31, 2012 and will be recognized over a weighted-average period of 2.3 years.

The total pre-tax intrinsic values of stock options exercised during the three-month periods ended March 31, 2012 and 2011 were $2.2 million and $4.5 million, respectively.

Valuation Assumptions

The fair value of each stock option grant under the Company’s Amended and Restated Long-Term Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for the periods indicated are noted in the table below:

	Three Months Ended March 31,
	2012	2011
Assumptions:
Risk-free interest rate	0.7%	2.0%
Dividend yield	0.3%	0.3%
Volatility factor	47	44
Expected life (in years)	4.1	4.4

Restricted Share Awards

A summary of the Company’s restricted share award activity for the three-month period ended March 31, 2012 is presented in the following table (underlying shares in thousands):

	Shares	Weighted- Average Grant- Date Fair Value (per share)

Nonvested at December 31, 2011	148	$48.59
Granted	42	$71.28
Vested	(37)	$18.53
Forfeited	(8)	$84.56

Nonvested at March 31, 2012	145	$60.66

The restricted shares granted in the three-month period ended March 31, 2012 were valued at the quoted closing price of the Company’s common stock on the grant date. Pre-tax unrecognized compensation expense for nonvested restricted share awards, net of estimated forfeitures, was $4.9 million as of March 31, 2012, which will be recognized over a weighted-average period of 2.3 years. The total fair value of restricted share awards that vested during the three-month periods ended March 31, 2012 and 2011 was $2.4 million and $2.5 million, respectively.

Note 10. Stockholders’ Equity and Earnings Per Share

In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. As of March 31, 2012, there were 332 thousand shares available for purchase under this program.

In November 2011, the Company’s Board of Directors authorized a share repurchase program to acquire up to 1.3 million shares of the Company’s outstanding common stock plus an additional amount of common stock to offset dilution resulting from grants under the Company’s equity compensation plans. The program is in addition to the Company’s existing stock repurchase program announced in November 2008. During the three-month period ended March 31, 2012, the Company repurchased 124 thousand shares under this program at a total cost of $8.8 million to offset dilution resulting from grants under the Company’s equity compensation plans. As of March 31, 2012, there were 1.3 million shares available for purchase under this program.

All common stock acquired under repurchase programs will be held as treasury stock and will be available for general corporate purposes.

Please refer to Note 16, “Subsequent Events” for information related to share repurchase activity occurring in April 2012 and the approval of an additional share repurchase program by the Company’s Board of Directors.

The following table details the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2012 and 2011 (shares in thousands):

	Three Months Ended March 31,
	2012	2011

Net income attributable to Gardner Denver	$54,832	$59,478
Weighted average shares of common stock outstanding:
Basic	50,638	52,207
Effect of stock-based compensation awards	299	427

Diluted	50,937	52,634

Earnings Per Share:
Basic	$1.08	$1.14

Diluted	$1.08	$1.13

For the three-month periods ended March 31, 2012 and 2011, respectively, equity-based awards to purchase 260 thousand and 82 thousand shares of common stock were outstanding but not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.

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

The Company’s exposure to interest rate risk results primarily from its borrowings of $404.4 million at March 31, 2012. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions.

A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the U.S. in currencies other than the U.S. Dollar (“USD”). Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. The USD, Euro (“EUR”), British pound sterling (“GBP”), and Chinese yuan (“CNY”) are the principal currencies in which the Company and its subsidiaries enter into transactions. The Company is exposed to the impacts of changes in foreign currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into USD. The Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD.

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

The following tables summarize the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets:

	March 31, 2012
	Balance Sheet Location	Notional Amount (1)	Asset Derivatives Fair Value (1)	Liability Derivatives Fair Value (1)
Derivatives designated as hedging instruments

Interest rate swap contracts	Other liabilities	$126,684	$—	$788

Derivatives not designated as hedging instruments

Foreign currency forwards	Other current assets	$57,906	$1,355	$352

Foreign currency forwards	Accrued liabilities	$16,287	$9	$1,523

	December 31, 2011
	Balance Sheet Location	Notional Amount (1)	Asset Derivatives Fair Value (1)	Liability Derivatives Fair Value (1)
Derivatives designated as hedging instruments

Interest rate swap contracts	Other liabilities	$75,920	$—	$855

Derivatives not designated as hedging instruments

Foreign currency forwards	Other current assets	$14,138	$43	$—

Foreign currency forwards	Accrued liabilities	$228,338	$150	$2,029

(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.

Gains and losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2012 and 2011, respectively, are as presented in the table below:

	Three Months Ended March 31,
Interest rate swap contracts (1)	2012	2011

Gain or (loss) recognized in AOCI on derivatives (effective portion)	$(209)	$(282)
Gain or (loss) reclassified from AOCI into income (effective portion)	(283)	122
Gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	—	—

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in “Interest expense” in the Condensed Consolidated Statements of Operations.

At March 31, 2012, the Company is the fixed rate payor on four interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $100.0 million and €20.0 million of the Company’s LIBOR-based variable rate borrowings. These contracts carry fixed rates ranging from 0.5% to 2.2% and have expiration dates ranging from 2012 to 2013. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. Based on LIBOR-based swap yield curves as of March 31, 2012, the Company expects to reclassify losses of $0.7 million out of AOCI into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding at March 31, 2012 were $325.4 million and €36.0 million.

There were 40 foreign currency forward contracts outstanding as of March 31, 2012 with notional amounts ranging from $0.1 million to $164.9 million. The Company has not designated any forward contracts as hedging instruments. The majority of these contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in foreign currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the “Other operating expense, net,” line on the face of the Condensed Consolidated Statements of Operations. The Company recorded net losses of $29 thousand and $0.4 million during the three-month periods ended March 31, 2012 and 2011, respectively, relating to foreign currency forward contracts outstanding during all or part of each period. Total net foreign currency gains or losses reported in “Other operating expense, net” were losses of $1.5 million and $1.2 million for the three-month periods ended March 31, 2012 and 2011, respectively.

As of March 31, 2012 and December 31, 2011, the Company has designated a portion of its Euro Term Loan of approximately €36.0 million and €37.6 million, respectively, as a hedge of the Company’s net investment in European subsidiaries with EUR functional currencies. Accordingly, changes in the fair value of this debt due to changes in the USD to EUR exchange rate are recorded through other comprehensive income. During the three-month periods ended March 31, 2012 and 2011, the Company recorded losses of $0.9 million and zero, net of tax, respectively, through other comprehensive income. As of March 31, 2012 and December 31, 2011, the net balances of such gains and losses included in accumulated other comprehensive income were losses of $3.3 million and $2.3 million, net of tax, respectively.

Fair Value Measurements

The Company’s financial instruments consist primarily of cash equivalents, trade receivables, trade payables, deferred compensation assets and obligations, derivatives and debt instruments. The book values of these instruments are a reasonable estimate of their respective fair values.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards (1)	$—	$1,364	$—	$1,364
Trading securities held in deferred compensation plan (2)	8,195	—	—	8,195

Total	$8,195	$1,364	$—	$9,559

Financial Liabilities
Foreign currency forwards (1)	$—	$1,875	$—	$1,875
Interest rate swaps (3)	—	788	—	788
Phantom stock plan (4)	—	4,953	—	4,953
Deferred compensation plan (5)	8,195	—	—	8,195

Total	$8,195	$7,616	$—	$15,811

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.
(2)	Based on the observable price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.
(3)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of March 31, 2012. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(4)	Based on the price of the Company’s common stock.
(5)	Based on the fair value of the investments in the deferred compensation plan.

Note 12. Income Taxes

The following table summarizes the Company’s income tax provision and effective income tax rate:

	Three Months Ended March 31,
	2012	2011

Income before income taxes	$77,181	$82,438
Provision for income taxes	$22,066	$22,539
Effective income tax rate	28.6%	27.3%

The year over year increase in the effective tax rate is primarily attributable to the lapse of the statute of limitations in a non-U.S. jurisdiction related to an uncertain tax position in the first quarter of 2011 and a higher percentage of U.S. profits in the first quarter of 2012 compared to the first quarter of 2011, which are generally taxed at a higher rate than the Company’s foreign earnings.

Note 13. Supplemental Information

The components of “Other operating expense, net”, and supplemental cash flow information are as follows:

	Three Months Ended March 31,
	2012	2011
Other Operating Expense, Net
Foreign currency losses, net	$1,530	$1,245
Restructuring charges, net (1)	14,415	980
Other, net	917	(613)

Total other operating expense, net	$16,862	$1,612

Supplemental Cash Flow Information
Cash taxes paid	$19,949	$13,979
Interest paid	2,939	2,009

(1)	See Note 3 “Restructuring.”

Note 14. Contingencies

The Company is a party to various legal proceedings, lawsuits and administrative actions, which are of an ordinary or routine nature for a company of its size and sector. In addition, due to the bankruptcies of several asbestos manufacturers and other primary defendants, among other things, the Company has been named as a defendant in a number of asbestos-related personal injury lawsuits. The Company has also been named as a defendant in a number of silica-related personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources and typically the Company is one of approximately 25 or more named defendants. In the Company’s experience to date, the substantial majority of the plaintiffs have not suffered an injury for which the Company bears responsibility.

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

Note 15. Segment Results

The Company evaluates the performance of its reportable segments based on, among other measures, operating income, which is defined as income before interest expense, other income, net, and income taxes. Reportable segment operating income and segment operating margin (defined as segment operating income divided by segment revenues) are indicative of short-term operating performance and ongoing profitability. Management closely monitors the operating income and operating margin of each reportable segment to evaluate past performance and actions required to improve profitability.

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

The following table provides financial information by reportable segment for the three-months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Industrial Products Group
Revenues	$325,827	$286,210
Operating income (1)	15,539	30,802
Operating income as a percentage of revenues	4.8%	10.8%

Engineered Products Group
Revenues	$278,529	$245,643
Operating income	64,253	56,021
Operating income as a percentage of revenues	23.1%	22.8%

Reconciliation of Segment Results to Consolidated Results
Total segment operating income	$79,792	$86,823
Interest expense	3,834	5,347
Other income, net	(1,223)	(962)

Consolidated income before income taxes	$77,181	$82,438

(1)	See Note 3 “Restructuring.”

Note 16. Subsequent Events

In April 2012, the Company repurchased 1.1 million shares of the Company’s outstanding common stock at a total cost of $69.0 million. These repurchases exhausted the remaining availability under the share repurchase program announced in November 2008 and approximately 700 thousand shares of the authorized total of 1.3 million shares under the share repurchase program announced in November 2011. In addition, the Company’s Board of Directors authorized an additional share repurchase program at their May 1, 2012 meeting to acquire up to 1.6 million shares of the Company’s outstanding common stock plus an additional amount of common shares to offset dilution resulting from grants under the Company’s equity compensation plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, including the financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

On December 15, 2011, the Company acquired Robuschi S.p.A (“Robuschi”), a leading European producer of blowers, pumps and associated packages. These products are used in a wide variety of end markets including wastewater, mining, and power generation, as well as general industrial applications. Robuschi is a component of the Company’s Industrial Products Group reportable segment.

Reportable Segments

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

The Company evaluates the performance of its reportable segments based on, among other measures, operating income, which is defined as income before interest expense, other income, net, and income taxes. Reportable segment operating income and segment operating margin (defined as segment operating income divided by segment revenues) are indicative of short-term operating performance and ongoing profitability. Management closely monitors the operating income and operating margin of each business segment to evaluate past performance and identify actions required to improve profitability. See Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

To supplement the Company’s financial information presented in accordance with GAAP, management, from time to time, uses additional measures to clarify and enhance understanding of past performance and prospects for the future. These measures may exclude, for example, the impact of unique and infrequent items. Such measures are provided in addition to and should not be considered to be a substitute for, or superior to, the comparable measure under GAAP.

Results of Operations

Performance during the Quarter Ended March 31, 2012 Compared with the Quarter Ended March 31, 2011

Revenues

Revenues increased $72.5 million, or 14%, to $604.4 million in the three-month period ended March 31, 2012, compared to $531.9 million in the same three-month period in 2011. This increase was attributable to higher volume in both reportable segments ($48.4 million, or 9%), price increases ($8.2 million, or 2%), and the acquisition of Robuschi in the fourth quarter of 2011 ($22.2 million, or 4%); partially offset by unfavorable changes in foreign currency exchange rates ($6.3 million, or 1%).

Revenues in the Industrial Products Group increased $39.6 million, or 14%, to $325.8 million in the three-month period ended March 31, 2012, compared to $286.2 million in the same three-month period in 2011. This increase reflects higher volume (7%), price increases (1%), and the acquisition of Robuschi in the fourth quarter of 2011 (8%); partially offset by unfavorable changes in foreign currency exchange rates (2%). The volume increase was attributable to improved demand for OEM products, compressors, custom engineered packages and aftermarket parts and services on a global basis. The segment experienced strong revenue growth in both the Americas and Asia-Pacific region, while growth in Europe (exclusive of Robuschi) was moderate for the period.

Revenues in the Engineered Products Group increased $32.9 million, or 13%, to $278.5 million in the three-month period ended March 31, 2012, compared to $245.6 million in the same three-month period in 2011. This increase reflects higher volume (12%) and price increases (2%); partially offset by unfavorable changes in foreign currency exchange rates (1%). The volume increase reflected strong demand for well servicing pumps, and aftermarket and related services, while demand for other products in the Engineered Products Group portfolio was consistent with first quarter 2011 levels.

Gross Profit

Gross profit increased $18.1 million, or 10%, to $202.6 million in the three-month period ended March 31, 2012, compared to $184.5 million in the same three-month period in 2011, and as a percentage of revenues was 33.5% in 2012, compared to 34.7% in 2011. The increase in gross profit primarily reflects the volume increases, price increases, and the effects of the Robuschi acquisition; partially offset by unfavorable changes in foreign currency exchange rates as discussed above. In addition, gross profit for the three-month period ended March 31, 2012 was negatively impacted by amortization of $4.0 million, or 0.7%, related to a fair value adjustment associated with Robuschi inventory. The decline in gross profit as a percentage of revenues was primarily due to the non-recurring effect of the amortization charges; partially offset by the benefits of operational improvements, cost reductions, volume leverage and favorable product mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $9.9 million, or 10%, to $105.9 million in the three-month period ended March 31, 2012, compared to $96.0 million in the same three-month period in 2011. This increase reflects higher compensation and benefit expenses and other expenses related to Robuschi, including amortization of an acquisition fair value adjustment related to backlog ($3.4 million). These items were partially offset by favorable changes in foreign currency exchange rates ($1.5 million). Excluding Robuschi-related items, selling and administrative expenses for the three-month period ended March 31, 2012 increased 1% compared to the same three-month period in 2011. As a percentage of revenues, selling and administrative expenses improved to 17.5% in the first quarter of 2012 compared to 18.0% in the first quarter of 2011, primarily as a result of leverage from higher revenues and cost reductions.

Other Operating Expense, Net

Other operating expense, net, increased $15.3 million, to $16.9 million in the three-month period ended March 31, 2012, compared to $1.6 million in the same three-month period in 2011. This increase primarily relates to restructuring charges of $14.4 million related to plans to preserve and improve profitability by reducing our global headcount by approximately 5 percent. These restructuring actions are primarily focused on the European operations included in our Industrial Products Group reportable segment. The Company expects to complete the specific steps contemplated by these plans by the end of 2012.

Operating Income

Operating income decreased $7.0 million, to $79.8 million in the three-month period ended March 31, 2012, compared to $86.8 million in the same three-month period in 2011. Operating income as a percentage of revenues in the first quarter of 2012 was 13.2% compared to 16.3% in the first quarter of 2011. This decline was primarily due to the previously mentioned restructuring charges and amortization of fair value adjustments related to inventory and backlog included in the Robuschi acquisition. Charges associated with profit improvement initiatives, purchase accounting adjustments, and other items totaled $23.1 million, or 3.8% of revenues, in the first quarter of 2012 and $1.7 million, or 0.3% of revenues, in the first quarter of 2011.

The Industrial Products Group generated segment operating income and segment operating margin of $15.5 million and 4.8%, respectively, in the three-month period ended March 31, 2012, compared to $30.8 million and 10.8%, respectively, in the same three-month period in 2011 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated operating income). The year over year decline in operating income and operating margin was primarily attributable to the previously mentioned restructuring charges and amortization of fair value adjustments related to inventory and backlog included in the Robuschi acquisition. Charges associated with profit improvement initiatives, purchase accounting adjustments, and other items totaled $20.5 million, or 6.3% of segment revenues, in the first quarter of 2012 and $1.4 million, or 0.5% of segment revenues, in the first quarter of 2011.

The Engineered Products Group generated segment operating income and segment operating margin of $64.3 million and 23.1%, respectively, in the three-month period ended March 31, 2012, compared to $56.0 million and 22.8%, respectively, in the same three-month period in 2011 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated operating income). The year over year improvement in operating income and operating margin was primarily attributable to incremental profit on revenue growth, favorable product mix and cost reductions. Charges associated with profit improvement initiatives and other items totaled $2.5 million, or 0.9% of segment revenues, in the first quarter of 2012 and $0.3 million, or 0.1% of segment revenues, in the first quarter of 2011.

Interest Expense

Interest expense decreased $1.5 million, to $3.8 million in the three-month period ended March 31, 2012, compared to $5.3 million in the same three-month period in 2011 primarily due to a lower weighted average interest rate in the first quarter of 2012 compared to the first quarter of 2011, which more than offset the effects of higher average borrowings in the first quarter of 2012. The weighted average interest rate, including the amortization of debt issuance costs, decreased to 3.8% in the first quarter of 2012 compared to 7.5% in the first quarter of 2011 primarily due to the retirement of the Company’s 8% Senior Subordinated Notes in the second quarter of 2011.

Provision for Income Taxes

The provision for income taxes was $22.1 million and the effective tax rate was 28.6% for the three-month period ended March 31, 2012, compared to $22.5 million and 27.3%, respectively, in the same three-month period in 2011. The year over year increase in the effective tax rate is primarily attributable to the lapse of the statute of limitations in a non-U.S. jurisdiction related to an uncertain tax position in the first quarter of 2011 and a higher percentage of U.S. profits in the first quarter of 2012 compared to the first quarter of 2011, which are generally taxed at a higher rate than the Company’s foreign earnings.

Net Income Attributable to Gardner Denver

Net income attributable to Gardner Denver of $54.8 million and diluted earnings per share (“DEPS”) of $1.08 for the three-month period ended March 31, 2012 compares with net income attributable to Gardner Denver and DEPS of $59.5 million and $1.13, respectively, for the same three-month period in 2011. This decline reflects the net effect of the operating income, interest expense and income tax factors discussed above. Results in the first quarter of 2012 included charges for profit improvement initiatives, purchase accounting adjustments, and other items totaling $16.5 million after income taxes, or $0.32 on a diluted per share basis. Results in the first quarter of 2011 included net charges for profit improvement initiatives and other items totaling $1.2 million after income taxes, or $0.02 on a diluted per share basis.

Outlook

Engineered Products Group

Orders in the Engineered Products Group in the first quarter of 2012 increased 11.9% to $322.8 million, compared to $288.4 million in the first quarter of 2011, due to strong demand for drilling and well servicing pumps, liquid ring vacuum pumps, and loading arms ($36.4 million, or 12.6%). Orders were negatively impacted by unfavorable changes in foreign currency exchange rates ($2.0 million, or 0.7%). Order backlog for the

Engineered Products Group increased 11.6% to $463.9 million as of March 31, 2012 from $415.6 million at December 31, 2011 due to the growth in orders as discussed above relative to shipments for the period (net increase of $46.0 million, or 11.1%) and the favorable effect of changes in foreign currency exchange rates ($2.3 million, or 0.5%). Compared to the prior year backlog of $392.1 million, order backlog increased 18.3%, due to the growth in orders as discussed above relative to shipments for the period (net increase of $78.9 million, or 20.1%), partially offset by unfavorable changes in foreign currency exchange rates ($7.1 million, or 1.8%). The increase in orders backlog for the Engineered Products Group during the three-month period ended March 31, 2012 included several significant orders for liquid ring vacuum pumps and loading arms, which are expected to be delivered later in 2012 and in 2013 and 2014.

Orders in the Engineered Products Group have historically corresponded to demand for petrochemical products and have been influenced by prices and inventory levels for oil and natural gas, rig count, and other economic factors which the Company cannot predict. Accordingly, the markets for some of our engineered products tend to be very cyclical. These factors have caused the level of demand for certain of our engineered products to change rapidly at times (both positively as well as negatively) and these trends are expected to continue in the future. Due to these factors, revenues for engineered products depends more on existing backlog levels than for our industrial products.

As a result of the continued decline in natural gas prices to historical lows, coupled with excessive natural gas inventory levels, the Company expects that demand for its well servicing products in the shale plays to significantly decline for the remainder of the year. This business is part of our Petroleum & Industrial Pumps business (“P&IP”). Approximately $300 million, or 65%, of P&IP’s total 2011 revenues were derived from the well servicing business, which includes sales of OEM pressure pumps, fluid-ends and repairs. Well servicing revenues in 2011 were approximately evenly-split between sales of OEM pressure pumps and aftermarket revenues.

The Company has been a market leader in well servicing for over twenty years and counts many large, well established companies as long-standing customers. The customer order backlog for our well servicing business as of March 31, 2012 includes orders for OEM pressure pumps and aftermarket parts. The Company continues to engage in constructive dialogue with its customers concerning these expected shipments. Order cancellations in response to current market conditions to date have not been material. However, the decreased levels of expected demand for these products may result in material order cancellations or customer-requested delays in the delivery of orders included in the backlog as of March 31, 2012 in the future.

In response to the anticipated decline in well servicing sales, coupled with additional actions being contemplated in our Industrial Products Group, in April 2012 the Company revised its full-year 2012 guidance for diluted earnings per share. Our current guidance for the full-year 2012 is a range of $5.20 to $5.40 per diluted share, down from the February 2012 guidance range of $5.85 to $6.05 per diluted share. The expected performance of the Company’s well servicing business accounted for $0.40 per diluted share of the total $0.65 downward revision of our earnings guidance per diluted share. The remaining portion of the current adjustment to the Company’s earnings guidance, or $0.25 per diluted share, relates to restructuring charges, the majority of which are already reflected in the operating results for the first quarter of 2012. The adjustments to these estimates were based on several factors, including but not limited to: current order rates, existing backlog, discussions with our customers, and third-party research reports. Furthermore, our current estimates are subject to change in future periods based on information that becomes available.

Industrial Products Group

The Company believes that demand for products in its Industrial Products Group generally correlates with the rate of total industrial capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Capacity utilization rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product around the world. The significant contraction in manufacturing capacity utilization in the U.S. and Europe, which began in 2008, resulted in lower demand for capital equipment, such as compressor packages, as existing equipment remained idle. The global economic crisis was followed in 2010 and 2011 by improvements in global capacity utilization rates, and global capacity utilization is expected to continue to improve gradually in 2012. The Company was subject to these macroeconomic conditions; however, the Company experienced strong growth in 2011. This growth trend is expected to moderate over the balance of 2012 and to be more in line with expectations for the global economy.

Orders in the Industrial Products Group in the first quarter of 2012 increased $34.0 million, or 10.5%, to $357.5 million, compared to $323.5 million in the first quarter of 2011. Orders related to Robuschi accounted for $28.7 million, or 8.9%, of the total increase for the period. Organically, orders grew $10.1 million, or 3.1%, which reflected the gradual improvement in demand for OEM products, compressors and aftermarket parts and services, which was in line with global industrial capacity utilization rates and macroeconomic conditions. Orders were negatively impacted by unfavorable changes in foreign currency exchange rates ($4.8 million, or 1.5%). Order backlog for the Industrial Products Group increased 14.5% to $291.4 million as of March 31, 2012 from $254.4 million at December 31, 2011 due to the growth in orders as discussed above relative to shipments for the period (net increase of $33.3 million, or 13.1%) and the favorable effect of changes in foreign currency exchange rates ($3.7 million, or 1.4%). Order backlog for the Industrial Products Group as of March 31, 2012 increased 14.3% compared to $255.0 million as of March 31, 2011, due to the growth in orders as discussed above relative to shipments for the period (net increase of $42.7 million, or 16.7%), partially offset by unfavorable changes in foreign currency exchange rates ($6.3 million, or 2.4%). The Company currently expects that continued gradual improvement in global capacity utilization rates will result in demand for products and services in its Industrial Products Group, particularly for replacement opportunities and aftermarket parts and services. However, 2012 company-specific growth rates are expected to moderate when compared to 2011.

Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or cancelled, order backlog is not necessarily indicative of future revenue levels.

Restructuring and Profitability Improvement

During the first quarter of 2012, the Company developed and approved restructuring plans designed to improve profitability by reducing its global employee headcount by approximately 5 percent. These restructuring actions are primarily focused on the European operations included in the Industrial Products Group reportable segment and resulted in restructuring charges of $14.4 million for the three-month period ended March 31, 2012. The Company expects to complete the specific steps contemplated by these plans by the end of 2012. The restructuring actions commenced during the first quarter of 2012 are considered to represent the first phase of a broader plan to restructure certain elements of the business and maximize profitability.

The Company is in the process of developing plans for the second phase of this restructuring program. The Company currently expects the plans to include an additional reduction of global employee headcount and to reduce the number of manufacturing sites in Europe for the Industrial Products Group segment. The Company expects that execution of these plans may take approximately two to three years to complete. The restructuring charges associated with the second phase of our restructuring program are currently unable to be estimated.

Liquidity and Capital Resources

Operating Working Capital

Net working capital (defined as total current assets less total current liabilities) increased $43.4 million to $553.4 million at March 31, 2012 from $510.0 million at December 31, 2011. Operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $18.5 million to $379.6 million from $361.1 million at December 31, 2011 due to higher accounts receivable ($6.5 million) and inventory ($45.0 million), partially offset by higher accounts payable ($13.5 million) and accrued liabilities ($19.5 million). The increase in accounts receivable was primarily due to higher revenues and the timing of shipments within the first quarter, partially offset by the effect of changes in foreign currency exchange rates ($8.8 million). Days sales in receivables remained flat at 73 at March 31, 2012 from December 31, 2011, and were up from 67 days at March 31, 2011. The increase in inventory primarily reflects growth attributable to increases in both orders and backlog during the first three months of 2012, partially offset by the effect of changes in foreign currency exchange rates ($8.1 million) and productivity improvements. Inventory turns were 4.5 at March 31, 2012, compared with 5.2 at December 31, 2011 and 4.7 at March 31, 2011. The increase in accounts payable and accrued liabilities was primarily due to the timing of payments to vendors, higher accrued income taxes, and accrued restructuring charges.

Cash Flows

Cash provided by operating activities increased $0.8 million to $48.6 million in the three-month period ended March 31, 2012, compared to $47.8 million in the same three-month period in 2011. This slight increase was primarily due to even levels of net income (excluding non-cash charges for depreciation and amortization and unrealized foreign currency transaction gains and losses), lower cash used by operating working capital, and the change in deferred taxes in the first quarter of 2012 compared to the first quarter of 2011. Operating working capital used cash of $15.1 million in the first quarter of 2012 compared to $19.3 million in the first quarter of 2011. Cash used in accounts receivable of zero and $19.9 million in the first quarters of 2012 and 2011, respectively, reflected increased sales and the timing of shipments within the quarter in both periods. Cash used in inventory of $40.0 million and $47.1 million in the first quarters of 2012 and 2011, respectively, reflected the growth in orders and backlog during the three-month periods of each year. Accounts payable and accrued expenses generated cash of $25.1 million in the first quarter of 2012 and $47.7 million in the first quarter of 2011. The year over year decrease was primarily due to the timing of payments to vendors in 2011.

Net cash used in investing activities of $7.0 million and $7.6 million in the three-month periods ended March 31, 2012 and 2011, respectively, consisted primarily of capital expenditures for assets intended to increase productivity to meet customer demand, grow the Company’s aftermarket businesses, and reduce costs. The Company currently expects capital expenditures to total approximately $50.0 million for the full year in 2012. As a result of the Company’s application of lean principles, non-capital or less capital-intensive solutions are often utilized in process improvement initiatives and capital replacement. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future. Net cash used in investing activities for the three-month period ended March 31, 2012 also included $6.1 million of proceeds for long-lived asset disposals, which were primarily related to the sale of a previously-exited manufacturing plant.

Net cash used in financing activities was $11.8 million and $14.8 million in the three-month periods ended March 31, 2012 and 2011, respectively. Cash provided by operating activities was used for net repayments of short-term and long-term borrowings totaling $1.4 million in the first quarter of 2012, compared to $9.5 million in the first quarter of 2011. Cash used for the repurchase of shares of the Company’s common stock totaled $9.8 million and $6.2 million in the first quarters of 2012 and 2011, respectively, including shares exchanged or surrendered in connection with its stock option plans of $1.0 million in the first quarter of 2012 and $0.9 million in the first quarter of 2011. Cash dividends paid were $2.6 million ($0.05 per common share) in each of the first quarters of 2012 and 2011.

Share Repurchase Program

In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. As of March 31, 2012, there were 332 thousand shares available for purchase under this program.

In November 2011, the Company’s Board of Directors authorized a share repurchase program to acquire up to 1.3 million shares of the Company’s outstanding common stock plus an additional amount of common stock to offset dilution resulting from grants under the Company’s equity compensation plans. The program is in addition to the Company’s existing stock repurchase program announced in November 2008. During the three-month period ended March 31, 2012, the Company repurchased 124 thousand shares under this program at a total cost of $8.8 million to offset dilution resulting from grants under the Company’s equity compensation plans. As of March 31, 2012, there were 1.3 million shares available for purchase under this program.

In April 2012, the Company repurchased 1.1 million shares of the Company’s outstanding common stock at a total cost of $69.0 million. These repurchases exhausted the remaining availability under the share repurchase program announced in November 2008 and approximately 700 thousand shares of the authorized total of 1.3 million shares under the share repurchase program announced in November 2011. In addition, the Company’s Board of Directors authorized an additional share repurchase program at their May 1, 2012 meeting to acquire up to 1.6 million shares of the Company’s outstanding common stock plus an additional amount of common shares to offset dilution resulting from grants under the Company’s equity compensation plans.

All common stock acquired under repurchase programs will be held as treasury stock and will be available for general corporate purposes.

Liquidity

The Company’s debt to total capital ratio (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 23.0% as of March 31, 2012 compared to 24.0% as of December 31, 2011. This decrease primarily reflects a $0.6 million net increase in borrowings and a $76.3 million increase in total stockholders’ equity related to current period net income and foreign currency translation.

The Company’s primary cash requirements include working capital, capital expenditures, principal and interest payments on indebtedness, cash dividends on its common stock, selective acquisitions and common stock repurchases. The Company’s primary sources of funds are its net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At March 31, 2012, the Company had cash and cash equivalents of $186.9 million, of which $5.2 million was pledged to financial institutions as collateral to support issued standby letters of credit and similar instruments. The Company also had $211.7 million of unused availability under its Revolving Line of Credit at March 31, 2012. Based on the Company’s financial position at March 31, 2012 and its pro-forma results of operations for the twelve months then ended, the unused availability under its Revolving Line of Credit would not have been limited by the financial ratio covenants in the 2008 Credit Agreement (as described below).

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

The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25% with respect to floating rate loans. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s consolidated total debt to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. At March 31, 2012, the applicable margin percentage over LIBOR under the 2008 Credit Agreement was 1.5% with respect to the term loans and 1.2% with respect to loans under the Revolving Line of Credit, and the applicable margin percentage over the base rate was 0.25% with respect to floating rate loans.

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

The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations above defined thresholds. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of March 31, 2012, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.

The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.

The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating to approximately $45.4 million and $214.6 million in 2012 and 2013, respectively. The Euro Term Loan requires quarterly principal payments in Euros aggregating to approximately $22.0 million and $30.0 million in 2012 and 2013, respectively (based on USD exchange rates as of March 31, 2012).

The Revolving Line of Credit also matures on October 15, 2013. Loans under this facility may be denominated in USD or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement. On March 31, 2012, the Revolving Line of Credit had an outstanding principal balance of $86.0 million. In addition, letters of credit in the amount of $12.3 million were outstanding on the Revolving Line of Credit at March 31, 2012, leaving $211.7 million available for future use, subject to the terms of the Revolving Line of Credit.

The Company issued $125.0 million of 8% Senior Subordinated Notes (the “Notes”) in 2005. The Notes were guaranteed by certain of the Company’s domestic subsidiaries and included customary covenants and events of default. On May 2, 2011, the Company redeemed all $125.0 million in aggregate principal amount outstanding, plus accrued and unpaid interest.

Management currently expects that the Company’s cash on hand and future cash flows from operating activities will be sufficient to fund its working capital, capital expenditures, scheduled principal and interest payments on indebtedness, cash dividends on its common stock and potential stock repurchases for at least the next twelve months. The majority of the Company’s cash is in jurisdictions outside of the U.S. However, the Company believes its U.S. operations will generate sufficient cash flows from operations along with its availability under its Revolving Line of Credit to satisfy its cash needs in the U.S. The Company continues to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings. The Company considers undistributed earnings related to non-U.S. subsidiaries to be permanently reinvested in these foreign operations. The Company does not intend to repatriate these foreign earnings; however, tax liabilities may arise in the future if these foreign earnings are distributed.

Contractual Obligations and Commitments

The following table and accompanying disclosures summarize the Company’s significant contractual obligations at March 31, 2012 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payments Due by Period
(Dollars in millions) Contractual Cash Obligations	Total	Balance of 2012	2013-2014	2015–2016	After 2016

Debt	$394.6	$60.0	$331.4	$0.8	$2.4
Estimated interest payments (1)	16.1	8.0	7.0	0.7	0.4
Capital leases and other long-term debt	9.8	3.1	0.5	2.5	3.7
Operating leases	135.7	25.5	45.2	24.9	40.1
Purchase obligations (2)	356.9	348.8	8.1	—	—

Total	$913.1	$445.4	$392.2	$28.9	$46.6

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.
(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of March 31, 2012. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.

The above table does not include the Company’s total pension and other postretirement benefit liabilities and net deferred income tax liabilities recognized on the consolidated balance sheet as of March 31, 2012 because such liabilities, due to their nature, do not represent expected liquidity needs. There have not been material changes to such liabilities or the Company’s minimum pension funding obligations other than as disclosed in Note 7 “Pension and Other Postretirement Benefits” and Note 12 “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. Also please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of March 31, 2012, the Company had $73.2 million in such instruments outstanding and had pledged $5.2 million of cash to the issuing financial institutions as collateral for such instruments.

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

Critical Accounting Policies and Estimates

Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s 2011 Annual Report on Form 10-K, filed on February 27, 2012, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting polices during the quarter ended March 31, 2012.

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

These risks, uncertainties and other factors include, but are not limited to: (1) exposure to cycles in specific markets, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s industrial products; (2) the risks that the Company will not realize the expected financial benefits from future restructuring actions; (3) the Company’s exposure to the risks associated with instability in the global economy, which may negatively impact its revenues, liquidity, suppliers and customers; (4) the risks associated with the potential loss of key customers for petroleum products and the potential resulting negative impact on the Company’s profitability and cash flows; (5) the risks associated with competition in the Company’s market segments, particularly the pricing of the Company’s products; (6) the loss of, or disruption in, the Company’s distribution network could have a negative impact on the Company’s ability to ship products, meet customer demand, and otherwise operate its business; (7) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly copper, aluminum, iron casting and other metal suppliers; (8) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. Dollar (“USD”), the euro (“EUR”), the British pound sterling (“GBP”) and the Chinese yuan (“CNY”)); (9) the risks associated with potential changes in shale oil and gas regulation; (10) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (11) the ability to attract and retain quality executive management and other key personnel; (12) the risk that communication or information systems failure may disrupt the Company’s business and result in financial loss and liability to its customers; (13) the ability to avoid employee work stoppages and other labor difficulties; (14) the risks associated with pending asbestos and silica personal injury lawsuits; (15) the risk of non-compliance with U.S. and foreign laws and regulations applicable to the Company’s international operations, including the U.S. Foreign Corrupt Practices Act and other similar laws; (16) the risks associated with environmental compliance costs and liabilities, including the compliance costs and liabilities of future climate change regulations; (17) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; (18) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of the Company’s total assets, are impaired; (19) risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (20) the ability to continue to identify and complete strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; (21) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets; and (22) the risk that the Company is unable to develop new products and technologies, which may negatively impact our sales and market share. The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of March 31, 2012 and December 31, 2011, are summarized in Note 11 “Hedging Activities and Fair Value Measurements” in the “Notes to Condensed Consolidated Financial Statements.”

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

Interest Rate Risk

The Company’s exposure to interest rate risk results primarily from its borrowings of $404.4 million at March 31, 2012. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. The interest rates on approximately 33% of the Company’s borrowings were effectively fixed as of March 31, 2012. If the relevant LIBOR amounts for all of the Company’s borrowings had been 100 basis points higher than actual in the three-month period ended March 31, 2012, the Company’s interest expense would have increased by $0.7 million.

Exchange Rate Risk

A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the U.S. in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Other than the USD, the EUR, GBP, and CNY are the principal currencies in which the Company and its subsidiaries enter into transactions. The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At March 31, 2012, the notional amount of open forward currency contracts was $74.2 million and their aggregate fair value was a liability of $1.9 million.

To illustrate the impact of currency exchange rates on the Company’s financial results, the Company’s operating income for the three-month period ended March 31, 2012 would have decreased by approximately $4.3 million if the USD had been 10% more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.

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

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the President and Chief Executive Officer and the Vice President and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions is included under Note 14 “Contingencies” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

Our ongoing and recently announced restructuring plans may not be as effective as we anticipate, and we may fail to realize the cost savings and increased efficiencies throughout our manufacturing, sales and distribution footprint that we expect to result from these actions. Our operating results could be negatively affected if we are not successful in completing the restructuring activities in the time frames contemplated or if factors arise during these projects that add costs to or disrupt our operations.

We continually seek ways to simplify or improve processes, eliminate excess capacity and reduce costs in all areas of our operations, which from time to time includes restructuring activities. We have implemented significant restructuring activities across our global manufacturing, sales and distribution footprint, which includes workforce reductions and facility consolidations, and we recently announced new restructuring plans and future initiatives designed to improve profitability by reducing our global headcount and our manufacturing footprint in the European operations included in our Industrial Products Group.

Our restructuring actions may not be as effective as we anticipate, and we may fail to realize the cost savings we expect from these actions. Actual charges, costs and adjustments due to restructuring activities may vary materially from our estimates. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including our ability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities, and shift production to more economical facilities. Our restructuring plans will require significant cash and non-cash integration and implementation costs or charges in order to achieve those cost savings, which could offset any such savings and other synergies.

Although we have considered the impact of local regulations, negotiations with employee representatives and the related costs associated with our restructuring activities, factors beyond the control of management may affect the timing of these projects and therefore affect when savings will be achieved under the plans. Further, our operating results could be negatively affected if we are not successful in completing the restructuring projects in the time frames contemplated or if additional issues arise during the projects that add costs to or disrupt our operations.

For additional information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and (ii) the “Cautionary Statement Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities during the three months ended March 31, 2012 are listed in the following table.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
				1,631,976
January 1, 2012 – January 31, 2012	—	—	—	1,631,976
February 1, 2012 – February 29, 2012	89,074	72.48	75,000	1,631,976
March 1, 2012 – March 31, 2012	49,000	69.09	49,000	1,631,976

Total	138,074	71.27	124,000	1,631,976

(1)	Includes shares exchanged or surrendered in connection with the exercise or vesting of equity awards under Gardner Denver’s Amended and Restated Long-Term Incentive Plan.
(2)	Excludes commissions.
(3)	In November 2008, the Board of Directors authorized the Company to acquire up to 3.0 million shares of its common stock. As of March 31, 2012, 2,668,024 shares had been repurchased under this program. Additionally in November 2011, the Board of Directors authorized the Company to acquire up to 1.3 million shares of its common stock, plus an additional amount to offset dilution resulting from grants under the Company’s equity compensation plans. As of March 31, 2012, the maximum number of shares that may yet be purchased totaled the remaining 331,976 shares of the November 2008 authorization and the November 2011 authorization of 1,300,000 shares. All shares repurchased during the three-month period ended March 31, 2012 were considered to offset dilution resulting from grants under the Company’s equity compensation plans.

Item 6. Exhibits

See the list of exhibits in the Index to Exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC.
(Registrant)

Date: May 4, 2012	By:	/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

Date: May 4, 2012	By:	/s/ Michael M. Larsen
Michael M. Larsen
Vice President and Chief Financial Officer

Date: May 4, 2012	By:	/s/ David J. Antoniuk
David J. Antoniuk
Vice President and Corporate Controller
(Principal Accounting Officer)

GARDNER DENVER, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 3, 2006, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Gardner Denver, Inc., filed as Exhibit 3.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 4, 2008, and incorporated herein by reference.

4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 21, 2005, and incorporated herein by reference.

4.2	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 29, 2009, between Gardner Denver, Inc. and Wells Fargo Bank, National Association as Rights Agent, filed as Exhibit 4.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 29, 2009, and incorporated herein by reference.

10.1	Form of Gardner Denver, Inc. Restricted Stock Agreement, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 24, 2012, and incorporated herein by reference.***

10.2	Form of Gardner Denver, Inc. Nonqualified Stock Option Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 24, 2012, and incorporated herein by reference.***

10.3	Form of Gardner Denver, Inc. Long-Term Cash Bonus Award Agreement, filed as Exhibit 10.3 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 24, 2012, and incorporated herein by reference.***

10.4	Gardner Denver, Inc. Long-Term Incentive Plan as Amended and Restated, filed as Appendix A to Gardner Denver, Inc.’s proxy statement on Schedule 14A relating to the 2012 Annual Meeting of Shareholders of Gardner Denver, Inc., filed on March 15, 2012, and incorporated herein by reference.***

10.5*	Waiver and Release Agreement, dated as of February 17, 2012, between Gardner Denver, Inc. and Christopher R. Celtruda.***

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
***	Management contract or compensatory plan.
§	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.