Form 10-Q
period 2012-06-30
GARDNER DENVER INC
filed 2012-08-02
CIK 916459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,973,064 shares of Common Stock, par value $0.01 per share, as of July 30, 2012.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$613,014	$610,693	$1,217,370	$1,142,546
Cost of sales	401,144	400,425	802,933	747,822

Gross profit	211,870	210,268	414,437	394,724
Selling and administrative expenses	103,115	105,009	209,028	201,030
Other operating expense, net	720	6,087	17,582	7,699

Operating income	108,035	99,172	187,827	185,995
Interest expense	3,967	3,934	7,801	9,281
Other (income) expense, net	(357)	279	(1,580)	(683)

Income before income taxes	104,425	94,959	181,606	177,397
Provision for income taxes	28,822	27,263	50,888	49,802

Net income	75,603	67,696	130,718	127,595
Less: Net income attributable to noncontrolling interests	336	575	619	996

Net income attributable to Gardner Denver	$75,267	$67,121	$130,099	$126,599

Net earnings per share attributable to Gardner Denver common stockholders
Basic earnings per share	$1.52	$1.28	$2.60	$2.42

Diluted earnings per share	$1.51	$1.27	$2.58	$2.40

Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Comprehensive Income Attributable to Gardner Denver
Net income attributable to Gardner Denver	$75,267	$67,121	$130,099	$126,599
Other comprehensive (loss) income, net of tax
Foreign currency adjustments, net	(46,618)	15,407	(17,358)	49,742
Unrecognized gain (loss) on cash flow hedges, net	437	(14)	483	236
Pension and other postretirement benefits, net	1,006	102	656	(638)

Total other comprehensive (loss) income, net of tax	(45,175)	15,495	(16,219)	49,340

Comprehensive income attributable to Gardner Denver	$30,092	$82,616	$113,880	$175,939

Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$336	$575	$619	$996
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net	(78)	196	(19)	388

Total other comprehensive (loss) income, net of tax	(78)	196	(19)	388

Comprehensive income attributable to noncontrolling interests	258	771	600	1,384

Total Comprehensive Income	$30,350	$83,387	$114,480	$177,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$225,093	$155,259
Accounts receivable (net of allowance of $10,660 at June 30, 2012 and $11,485 at December 31, 2011)	466,582	477,505
Inventories, net	343,064	311,679
Deferred income taxes	32,515	35,948
Other current assets	27,328	35,343

Total current assets	1,094,582	1,015,734

Property, plant and equipment (net of accumulated depreciation of $364,391 at June 30, 2012 and $354,178 at December 31, 2011)	292,387	290,912
Goodwill	669,443	676,582
Other intangibles, net	335,512	348,884
Other assets	34,314	33,456

Total assets	$2,426,238	$2,365,568

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$94,895	$77,692
Accounts payable	197,861	214,514
Accrued liabilities	201,675	213,548

Total current liabilities	494,431	505,754

Long-term debt, less current maturities	404,719	326,133
Postretirement benefits other than pensions	14,402	14,712
Deferred income taxes	71,664	76,761
Other liabilities	159,716	162,577

Total liabilities	1,144,932	1,085,937

Gardner Denver stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 48,970,901 and 50,650,971 shares outstanding at June 30, 2012 and December 31, 2011, respectively	599	598
Capital in excess of par value	610,131	601,854
Retained earnings	1,097,899	972,867
Accumulated other comprehensive income	1,067	17,286
Treasury stock at cost; 10,923,466 and 9,122,204 shares at June 30, 2012 and December 31, 2011, respectively	(430,241)	(315,314)

Total Gardner Denver stockholders’ equity	1,279,455	1,277,291
Noncontrolling interests	1,851	2,340

Total stockholders’ equity	1,281,306	1,279,631

Total liabilities and stockholders’ equity	$2,426,238	$2,365,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$130,718	$127,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,497	30,191
Foreign currency transaction loss, net	1,151	2,589
Net loss on asset dispositions	1,021	1,140
Stock issued for employee benefit plans	486	697
Stock-based compensation expense	4,145	4,262
Excess tax benefits from stock-based compensation	(1,494)	(2,237)
Deferred income taxes	(2,192)	(939)
Changes in assets and liabilities:
Receivables	7,032	(61,498)
Inventories	(34,575)	(47,318)
Accounts payable and accrued liabilities	(21,520)	71,059
Other assets and liabilities, net	(4,492)	(11,037)

Net cash provided by operating activities	114,777	114,504

Cash Flows From Investing Activities
Capital expenditures	(28,345)	(20,980)
Disposals of property, plant and equipment	7,967	1,124
Net cash paid in business combinations	—	(2,325)

Net cash used in investing activities	(20,378)	(22,181)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(5,374)	(10,527)
Proceeds from short-term borrowings	3,241	5,886
Principal payments on long-term debt	(85,879)	(186,309)
Proceeds from long-term debt	185,019	82,575
Proceeds from stock option exercises	2,157	4,918
Excess tax benefits from stock-based compensation	1,494	2,237
Purchase of treasury stock	(114,913)	(6,169)
Cash dividends paid	(5,075)	(5,237)
Acquisition of noncontrolling interests	—	(18,806)
Other	(1,088)	(1,024)

Net cash used in financing activities	(20,418)	(132,456)

Effect of exchange rate changes on cash and cash equivalents	(4,147)	4,451

Net increase (decrease) in cash and cash equivalents	69,834	(35,682)
Cash and cash equivalents, beginning of year	155,259	157,029

Cash and cash equivalents, end of period	$225,093	$121,347

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

The results of operations for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2011 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

Other than as specifically indicated in these “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011.

New Accounting Standards

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In November 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the effective date of presentation requirements included in ASU 2011-05 related to reclassification adjustments. At its June 20, 2012 meeting, the FASB tentatively decided not to reinstate the original presentation requirements for reclassification adjustments included in ASU 2011-05 that were deferred by ASU 2011-12. The issuance of final guidance related to these matters is expected in the fourth quarter of 2012 with an effective date yet to be determined. ASU 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. A separate statement of comprehensive income has been included in the condensed consolidated financial statements as a result of the adoption of this update.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). This update requires the following new disclosures related to recognized financial instruments (and derivatives) subject to master netting arrangements or similar agreements: (i) the gross amounts of recognized financial assets and liabilities, (ii) the amounts offset under current GAAP, (iii) the net amounts presented in the balance sheet, (iv) the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in (ii), and (v) the net amount representing the difference between (iii) and (iv). The update also requires qualitative disclosures related to counterparties, setoff rights, and terms of enforceable master netting arrangements and related agreements depending on their effect or potential effect on the entity’s financial position. The new disclosures will enable financial statement users to compare balance sheets prepared under GAAP and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not currently expect that the adoption of this update in the first quarter of 2013 will have a significant effect on its consolidated financial statements and related disclosures.

Note 2. Business Combinations

On December 15, 2011, the Company acquired Robuschi S.p.A. (“Robuschi”), a leading European-based producer of blowers, pumps and compressor packages for use in high value added end markets and wastewater treatment. The Company acquired all outstanding shares and share equivalents of Robuschi for total consideration of $200.8 million, which consisted of payments to shareholders of $151.5 million and the retirement of Robuschi external debt at closing of $49.3 million. The Company also assumed approximately $5.2 million of long-term debt in connection with the purchase. There are no contingent payments or commitments remaining related to this acquisition.

Note 3. Restructuring

The Company initiated restructuring plans in 2010 and prior years due to the decline in demand for its products associated with the global economic crisis and to improve the Company’s operating margins. Execution of these plans was substantially completed during 2010. In 2011, the Company recorded approximately $8.6 million in charges associated with further streamlining of manufacturing operations and overhead cost reduction, primarily related to facility consolidations in Europe and related headcount reductions. In addition, the 2011 charges included costs associated with the establishment of a centralized European shared service center in the Czech Republic. The Company expects to substantially complete all of the restructuring actions commenced in 2011 during 2012.

During the three-month period ended March 31, 2012, the Company developed and approved restructuring plans designed to improve productivity and operating margins by reducing global headcount. These restructuring actions are primarily focused on the European and North American operations included in the Industrial Products Group reportable segment. The Company recorded charges of approximately $14.4 million in the three-month period ended March 31, 2012 related to these plans. During the three-month period ended June 30, 2012, the Company continued to execute the specific steps contemplated by the first quarter plans as well as develop additional plans to reduce headcount and consolidate operating facilities globally. The Company recorded a net reversal of restructuring charges for the three-month period ended June 30, 2012 of approximately $70. This amount was composed of new charges related to existing restructuring plans of approximately $1.0 million, which were offset by lower than anticipated severance costs related to the first quarter plans. The Company expects to complete the specific steps contemplated by the 2012 plans by the end of 2012.

Charges recorded in connection with these plans are included in “Other operating expense, net” in the Condensed Consolidated Statements of Operations, and are summarized for the fiscal years ended December 31, 2010 and 2011 and the six-month period ended June 30, 2012 by reportable segment as follows:

	Industrial Products Group	Engineered Products Group	Total
Fiscal year 2010	$3,687	$(1,491)	$2,196
Fiscal year 2011	6,621	1,963	8,584
Six-month period ended June 30, 2012	11,491	2,854	14,345

Total	$21,799	$3,326	$25,125

The following table summarizes the activity in the restructuring accrual accounts for the six-month period ended June 30, 2012:

	Termination Benefits	Other	Total
Balance as of December 31, 2011	$3,188	$1,294	$4,482
Charged to expense	12,919	1,426	14,345
Payments	(5,114)	(2,055)	(7,169)
Other, net	(534)	102	(432)

Balance as of June 30, 2012	$10,459	$767	$11,226

Note 4. Inventories

Inventories as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials, including parts and subassemblies	$241,380	$202,542
Work-in-process	54,453	57,264
Finished goods	66,709	67,748

	362,542	327,554
Excess of FIFO costs over LIFO costs	(19,478)	(15,875)

Inventories, net	$343,064	$311,679

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to each reportable segment for the six-month period ended June 30, 2012, and the year ended December 31, 2011, are presented in the table below:

	Industrial Products Group	Engineered Products Group	Total
Balance as of December 31, 2010	$250,084	$321,712	$571,796
Acquisitions	112,221	—	112,221
Foreign currency translation	(4,070)	(3,365)	(7,435)

Balance as of December 31, 2011	358,235	318,347	676,582
Adjustments	(634)	—	(634)
Disposals	(195)	—	(195)
Foreign currency translation	(3,959)	(2,351)	(6,310)

Balance as of June 30, 2012	$353,447	$315,996	$669,443

The $112.2 million increase in goodwill attributed to acquisitions in 2011 was associated with the Robuschi acquisition.

The Company tests goodwill allocated to reporting units for impairment annually as of the end of the second quarter. The Company may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. However, the Company exercised its unconditional option to bypass the qualitative assessment in connection with its current year impairment testing and proceeded directly to the performance of the first step of the goodwill impairment test for each of its reporting units. The primary purpose of this approach was to establish a current fair value estimate for each of the Company’s reporting units in the event the Company elects to avail itself of the qualitative assessment option in connection with future impairment tests. The results of the first step of the goodwill impairment tests indicated that the fair value of each of the reporting units exceeded its carrying amount. As a result, no impairments were identified as of the June 30, 2012 testing date.

The Company also tests its indefinite life intangible assets for impairment annually as of the end of the second quarter. The Company determined that the fair value of each of its indefinite life intangible assets exceeded its carrying amount and that no impairments exist as of the June 30, 2012 testing date.

The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	$168,172	$(40,321)	$172,724	$(36,028)
Acquired technology	98,283	(57,857)	99,383	(56,879)
Trademarks	55,624	(11,585)	53,510	(10,591)
Other	11,400	(10,305)	9,171	(6,141)
Unamortized intangible assets:
Trademarks	122,101	—	123,735	—

Total other intangible assets	$455,580	$(120,068)	$458,523	$(109,639)

Amortization of intangible assets for the three and six-month periods ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Intangible asset amortization expense	$4,302	$4,510	$11,814	$8,851

The increase in amortization expense in 2012 is primarily due to the amortization of intangible assets related to the Robuschi acquisition, including $3.4 million of amortization expense associated with customer backlog in the first quarter of 2012. Amortization of intangible assets as of June 30, 2012 is anticipated to be approximately $20.0 million in 2012 and $16.5 million annually in 2013 through 2016 based upon exchange rates as of June 30, 2012. The decrease in the carrying amount of identifiable intangible assets other than goodwill between December 31, 2011 and June 30, 2012 was primarily due to the effect of changes in foreign currency exchange rates.

Note 6. Accrued Liabilities

Accrued liabilities as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Salaries, wages and related fringe benefits	$60,329	$59,080
Taxes	24,950	34,891
Advance payments on sales contracts	43,718	40,689
Product warranties	24,606	22,939
Other	48,072	55,949

Total accrued liabilities	$201,675	$213,548

A reconciliation of the changes in the accrued product warranty liability for the three and six-month periods ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$24,672	$21,033	$22,939	$19,100
Product warranty accruals	5,755	8,234	12,583	14,966
Settlements	(5,278)	(5,964)	(10,712)	(11,272)
Effect of foreign currency translation	(543)	228	(204)	737

Balance at end of period	$24,606	$23,531	$24,606	$23,531

Note 7. Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$284	$276	$7	$8
Interest cost	826	897	2,674	3,066	181	193
Expected return on plan assets	(1,074)	(1,054)	(2,584)	(2,829)	—	—
Recognition of:
Unrecognized prior service cost	—	—	9	10	(15)	(15)
Unrecognized net actuarial loss (gain)	475	308	311	224	(202)	(318)

Total net periodic benefit cost (income)	$227	$151	$694	$747	$(29)	$(132)

	Six Months Ended June 30,
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$572	$538	$14	$15
Interest cost	1,652	1,794	5,348	6,036	363	386
Expected return on plan assets	(2,148)	(2,108)	(5,154)	(5,586)	—	—
Recognition of:
Unrecognized prior service cost	—	—	18	19	(30)	(30)
Unrecognized net actuarial loss (gain)	950	616	620	443	(404)	(636)

Total net periodic benefit cost (income)	$454	$302	$1,404	$1,450	$(57)	$(265)

Note 8. Debt

The Company’s debt at June 30, 2012 and December 31, 2011 is summarized as follows:

	June 30, 2012	December 31, 2011
Short-term borrowings	$300	$2,392

Long-term debt:
Credit Line, due 2013 (1)	$204,000	$72,000
Term Loan, denominated in U.S. dollars (“USD”), due 2013 (2)	240,769	260,000
Term Loan, denominated in euros (“EUR”), due 2013 (3)	41,825	50,596
Secured Mortgages (4)	6,066	6,504
Capitalized leases and other long-term debt	6,654	12,333

Total long-term debt, including current maturities	499,314	401,433
Current maturities of long-term debt	94,595	75,300

Total long-term debt, less current maturities	$404,719	$326,133

(1)	The loans under this facility may be denominated in USD or several foreign currencies. The interest rates under the facility are based on prime, federal funds and/or the London Interbank offer rate (“LIBOR”) for the applicable currency. At June 30, 2012, the applicable rate was 1.9%, and the weighted-average rate was 1.9% for the six-month period ended June 30, 2012.

(2)	The interest rate for this loan varies with prime, federal funds and/or LIBOR. At June 30, 2012, the applicable rate was 1.9%, and the weighted-average rate was 1.9% for the six-month period ended June 30, 2012.

(3)	The interest rate for this loan varies with LIBOR. At June 30, 2012, this rate was 2.4%, and the weighted-average rate was 2.3% for the six-month period ended June 30, 2012.

(4)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €4,791 at June 30, 2012. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

Note 9. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Condensed Consolidated Statements of Operations and the related tax benefits for the three and six-month periods ended June 30, 2012 and 2011. Stock-based compensation expenses are presented in “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total stock-based compensation expense	$1,825	$1,928	$4,145	$4,262
Income tax benefit	(671)	(573)	(1,331)	(1,232)

Stock Option Awards

A summary of the Company’s stock option activity for the six-month period ended June 30, 2012 is presented in the following table (underlying shares in thousands):

	Shares	Outstanding Weighted- Average Exercise Price (per share)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2011	746	$43.47
Granted	207	$71.18
Exercised	(66)	$32.49
Forfeited	(11)	$62.89
Expired or canceled	(3)	$69.10

Outstanding at June 30, 2012	873	$50.57	$9,562	4.5 years
Exercisable at June 30, 2012	513	$38.42	$9,031	3.4 years

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at June 30, 2012 multiplied by the number of “in-the-money” stock options. The following table presents certain other information about the Company’s stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted-average estimated grant-date fair value of employee stock options granted (per share)	$20.10		$25.81
Total pre-tax intrinsic value of stock options exercised	$303	$2,903	$2,489	$7,435
Pre-tax unrecognized compensation expense, net of estimated forfeitures as of June 30, 2012			$6,190
Weighted-average period (in years) to be recognized as expense			2.2

Valuation Assumptions

The fair value of each stock option grant under the Company’s Amended and Restated Long-Term Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for the periods indicated are noted in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Assumptions:
Risk-free interest rate	0.6%	1.4%	0.7%	1.9%
Dividend yield	0.3%	0.2%	0.3%	0.3%
Volatility factor	43	45	47	44
Expected life (in years)	3.5	3.8	4.1	4.3

Restricted Share Awards

A summary of the Company’s restricted share award activity for the six-month period ended June 30, 2012 is presented in the following table (underlying shares in thousands):

	Shares	Weighted- Average Grant- Date Fair Value (per share)
Nonvested at December 31, 2011	148	$48.59
Granted	61	$68.97
Vested	(57)	$26.67
Forfeited	(8)	$84.56

Nonvested at June 30, 2012	144	$63.91

The restricted shares granted in the six-month period ended June 30, 2012 were valued at the market close price of the Company’s common stock on the date of grant. The following table presents certain other information about the Company’s restricted share awards:

	Six Months Ended June 30,
	2012	2011
Total fair value of awards vested during the period	$3,705	$3,035
Pre-tax unrecognized compensation expense, net of estimated forfeitures as of June 30, 2012	$5,171
Weighted-average period (in years) to be recognized as expense	2.0

Note 10. Stockholders’ Equity and Earnings Per Share

In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1.3 million shares of the Company’s outstanding common stock plus an additional amount of common stock to offset dilution resulting from grants under the Company’s equity compensation plans. During the six-month period ended June 30, 2012, the Company repurchased 1.8 million shares of the Company’s outstanding common stock at a total cost of $114.0 million. These repurchases exhausted the availability under the share repurchase programs announced in November 2008 and November 2011.

In May 2012, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1.6 million shares of the Company’s outstanding common stock plus an additional amount of common shares to offset dilution resulting from grants under the Company’s equity compensation plans. As of June 30, 2012, there were 1.6 million shares available for repurchase under this program.

All common stock acquired under repurchase programs will be held as treasury stock and will be available for general corporate purposes.

The following table details the calculation of basic and diluted earnings per common share and antidilutive equity-based awards outstanding not included in the computation of diluted earnings per common share for the three and six-month periods ended June 30, 2012 and 2011 (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to Gardner Denver	$75,267	$67,121	$130,099	$126,599
Weighted average shares of common stock outstanding:
Basic	49,582	52,285	50,110	52,246
Effect of stock-based compensation awards	226	399	262	416

Diluted	49,808	52,684	50,372	52,662

Earnings Per Share:
Basic	$1.52	$1.28	$2.60	$2.42

Diluted	$1.51	$1.27	$2.58	$2.40

Antidilutive equity-based awards outstanding	425	147	327	105

On April 20, 2011, the Company announced that it had reached an agreement with the minority shareholders of its two joint ventures in China, Shanghai CompAir Compressor Co. Ltd. and Shanghai CompAir-Dalong High Pressure Equipment Co. Ltd., to acquire all of their equity interests in these entities, representing 49 percent and 40 percent of the two entities, respectively. The purchase price of RMB 122.0 million (approximately $18.8 million based on exchange rates at the date of payment) was placed by the Company into escrow with the Shanghai United Assets and Equity Exchange during the second quarter of 2011 pending finalization of certain Chinese governmental approvals, and was recorded as a cash outflow from financing activities in the consolidated statements of cash flows. The transaction closed during the third quarter of 2011 and was accounted for by the Company as an equity transaction, at which time the non-controlling interests associated with these two joint ventures were eliminated from the consolidated statements of operations and balance sheet.

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

The Company’s exposure to interest rate risk results primarily from its borrowings of $499.6 million at June 30, 2012. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions.

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

The following tables summarize the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets:

	June 30, 2012
	Balance Sheet Location	Notional Amount (1)	Asset Derivatives Fair Value (1)	Liability Derivatives Fair Value (1)
Derivatives designated as hedging instruments
Interest rate swap contracts	Other liabilities	$75,000	$—	$540
Derivatives not designated as hedging instruments
Foreign currency forwards	Other current assets	$59,059	$257	$384
Foreign currency forwards	Accrued liabilities	$10,388	$142	$236

	December 31, 2011
	Balance Sheet Location	Notional Amount (1)	Asset Derivatives Fair Value (1)	Liability Derivatives Fair Value (1)
Derivatives designated as hedging instruments
Interest rate swap contracts	Other liabilities	$75,920	$—	$855
Derivatives not designated as hedging instruments
Foreign currency forwards	Other current assets	$14,138	$43	$—
Foreign currency forwards	Accrued liabilities	$228,338	$150	$2,029

(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.

Gains and losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2012 and 2011, respectively, are as presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
Interest rate swap contracts (1)	2012	2011	2012	2011
Gain or (loss) recognized in AOCI on derivatives (effective portion)	$(35)	$(292)	$(244)	$(170)
Gain or (loss) reclassified from AOCI into income (effective portion)	(249)	(269)	(532)	(551)
Gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	1	—	1	(1)

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in “Interest expense” in the Condensed Consolidated Statements of Operations.

At June 30, 2012, the Company is the fixed rate payor on two interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $75.0 million of the Company’s LIBOR-based variable rate borrowings. These contracts carry fixed rates ranging from 0.5% to 2.2% and will expire during 2013. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. Based on LIBOR-based swap yield curves as of June 30, 2012, the Company expects to reclassify losses of $0.5 million out of AOCI into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding at June 30, 2012 were $444.8 million and €33.0 million.

There were 39 foreign currency forward contracts outstanding as of June 30, 2012 with notional amounts ranging from $0.1 million to $16.4 million. The Company has not designated any forward contracts as hedging instruments. The majority of these contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in foreign currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the “Other operating expense, net,” line on the face of the Condensed Consolidated Statements of Operations. The Company’s gains and (losses) on forward currency contracts outstanding and total net foreign currency gains and (losses) for the three and six-month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Foreign currency forward contracts gains (losses)	$(25)	$(1,586)	$(54)	$(2,005)
Total net foreign currency gains (losses)(1)	379	(1,344)	(1,151)	(2,589)

(1)	See Note 13 “Supplemental Information”

As of June 30, 2012 and December 31, 2011, the Company had designated a portion of its Euro Term Loan of approximately €33.0 million and €37.6 million, respectively, as a hedge of the Company’s net investment in European subsidiaries with EUR functional currencies. Accordingly, changes in the fair value of this debt due to changes in the USD to EUR exchange rate have been recorded through other comprehensive income. The Company’s gains and (losses), net of income tax, associated with changes in the fair value of this debt for the three and six-month periods ended June 30, 2012 and 2011, and the net balance of such gains and (losses) included in accumulated other comprehensive income at June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gain (loss), net of income tax, recorded through other comprehensive income	$1,521	$(317)	$586	$(317)
Balance included in accumulated other comprehensive income at June 30, 2012			(2,618)	(5,450)

Fair Value Measurements

The Company’s financial instruments consist primarily of cash equivalents, trade receivables, trade payables, deferred compensation assets and obligations, derivatives and debt instruments. The book values of these instruments are a reasonable estimate of their respective fair values.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards (1)	$—	$399	$—	$399
Trading securities held in deferred compensation plan (2)	8,144	—	—	8,144

Total	$8,144	$399	$—	$8,543

Financial Liabilities
Foreign currency forwards (1)	$—	$620	$—	$620
Interest rate swaps (3)	—	540	—	540
Phantom stock plan (4)	—	3,884	—	3,884
Deferred compensation plan (5)	8,144	—	—	8,144

Total	$8,144	$5,044	$—	$13,188

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.

(2)	Based on the observable price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.

(3)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of June 30, 2012. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(4)	Based on the price of the Company’s common stock.

(5)	Based on the fair value of the investments in the deferred compensation plan.

Note 12. Income Taxes

The following table summarizes the Company’s income tax provision and effective income tax rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income before income taxes	$104,425	$94,959	$181,606	$177,397
Provision for income taxes	$28,822	$27,263	$50,888	$49,802
Effective income tax rate	27.6%	28.7%	28.0%	28.1%

The decrease in the effective tax rate for the three-month period ended June 30, 2012 when compared to the same three-month period of 2011 is primarily due to the favorable impact of provision to return adjustments and a non-U.S. tax law change. The effective tax rates for the six-month periods ended June 30, 2012 and 2011 were nearly identical due to the consistent levels of taxable income and the proportions of U.S. and non-U.S. profits in each period.

Note 13. Supplemental Information

The components of “Other operating expense, net”, and supplemental cash flow information are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other Operating Expense, Net
Foreign currency losses (gains), net	$(379)	$1,344	$1,151	$2,589
Restructuring charges, net (1)	(70)	2,983	14,345	3,963
Other, net	1,169	1,760	2,086	1,147

Total other operating expense, net	$720	$6,087	$17,582	$7,699

Supplemental Cash Flow Information
Cash taxes paid			$61,505	$46,233
Interest paid			6,600	9,544

(1)	See Note 3 “Restructuring.”

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

Predecessors to the Company sometimes manufactured, distributed and/or sold products allegedly at issue in the pending asbestos and silica lawsuits (the “Products”). However, neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber or silica sand, the materials that allegedly caused the injury underlying the lawsuits. Moreover, the asbestos-containing components of the Products, if any, were enclosed within the subject Products.

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors where necessary. The latest of these actions, Gardner Denver, Inc. v. Certain Underwriters at Lloyd’s, London, et al., was filed on July 9, 2010, in the Eighth Judicial District, Adams County, Illinois, as case number 10-L-48 (the “Adams County Case”). In the lawsuit, the Company seeks, among other things, to require certain excess insurer defendants to honor their insurance policy obligations to the Company, including payment in whole or in part of the costs associated with the asbestos lawsuits filed against the Company. In October 2011, the Company reached a settlement with one of the excess insurer defendants for approximately the amount of such defendant’s policies that were subject to the lawsuit.

The Company believes that the pending and future asbestos and silica lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, due to inherent uncertainties of litigation and because future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case, or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its consolidated balance sheet are adequate and that the liabilities arising from the asbestos and silica personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity.

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

The following table provides financial information by reportable segment for the three and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Industrial Products Group
Revenues	$329,722	$327,846	$655,549	$614,056
Operating income (1)	40,825	34,325	56,364	65,127
Operating income as a percentage of revenues	12.4%	10.5%	8.6%	10.6%
Engineered Products Group
Revenues	$283,292	$282,847	$561,821	$528,490
Operating income (1)	67,210	64,847	131,463	120,868
Operating income as a percentage of revenues	23.7%	22.9%	23.4%	22.9%
Reconciliation of Segment Results to Consolidated Results
Total segment operating income	$108,035	$99,172	$187,827	$185,995
Interest expense	3,967	3,934	7,801	9,281
Other expense (income), net	(357)	279	(1,580)	(683)

Consolidated income before income taxes	$104,425	$94,959	$181,606	$177,397

(1)	See Note 3 “Restructuring.”

Note 16. Subsequent Events

On July 13, 2012 (the “Separation Date”), Barry L. Pennypacker resigned as President and Chief Executive Officer of the Company and as a member of the Company’s Board of Directors, effective immediately. Effective as of July 13, 2012, the Company’s Board of Directors appointed Michael M. Larsen, the Company’s current Vice President and Chief Financial Officer, to also serve as the Company’s interim Chief Executive Officer. In connection with Mr. Pennypacker’s resignation, on July 15, 2012, the Company and Mr. Pennypacker entered into a Waiver and Release Agreement.

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

On December 15, 2011, the Company acquired Robuschi S.p.A (“Robuschi”), a leading European producer of blowers, pumps and compressor packages. These products are used in a wide variety of end markets including wastewater, mining, and power generation, as well as general industrial applications. Robuschi is a component of the Company’s Industrial Products Group reportable segment.

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

Non-GAAP Financial Measures

To supplement the Company’s financial information presented in accordance with GAAP, management, from time to time, uses additional non-GAAP financial measures to clarify and enhance understanding of past performance and prospects for the future. The Company believes the non-GAAP financial measures provide important supplemental information to both management and investors regarding financial and business trends used in assessing its results of operations. The Company believes excluding the specified items from operating income and diluted earnings per share (DEPS) provides a more meaningful comparison to the corresponding reported periods and internal budgets and forecasts, assists investors in performing analysis that is consistent with financial models developed by investors and research analysts, provides management with a more relevant measurement of operating performance and is more useful in assessing management performance. Such measures are provided in addition to and should not be considered to be a substitute for, or superior to, the comparable measure under GAAP.

Results of Operations

Performance during the Quarter Ended June 30, 2012 Compared

with the Quarter Ended June 30, 2011

Revenues

Revenues increased $2.3 million, or 0.4%, to $613.0 million in the three-month period ended June 30, 2012, compared to $610.7 million in the same three-month period in 2011. This increase was attributable to price increases ($12.1 million, or 2.0%) and the acquisition of Robuschi in the fourth quarter of 2011 ($25.1 million, or 4.1%); partially offset by lower volume ($8.4 million, or 1.4%) and unfavorable changes in foreign currency exchange rates ($26.5 million, or 4.3%).

Revenues in the Industrial Products Group increased $1.9 million, or 0.6%, to $329.7 million in the three-month period ended June 30, 2012, compared to $327.8 million in the same three-month period in 2011. This increase reflects price increases ($5.3 million, or 1.6%) and the acquisition of Robuschi in the fourth quarter of 2011 ($25.1 million, or 7.7%); partially offset by lower volume ($10.6 million, or 3.2%) and unfavorable changes in foreign currency exchange rates ($17.9 million, or 5.5%). The volume decrease was primarily attributable to a weak global macroeconomic environment resulting in lower demand for industrial products, principally in Europe (exclusive of Robuschi) and China. The effects of these trends were less evident in Asia Pacific, which experienced growth in markets other than China.

Revenues in the Engineered Products Group increased $0.5 million, or 0.2%, to $283.3 million in the three-month period ended June 30, 2012, compared to $282.8 million in the same three-month period in 2011. This increase reflects price increases ($6.8 million, or 2.4%) and higher volume ($2.2 million, or 0.8%); partially offset by unfavorable changes in foreign currency exchange rates ($8.6 million, or 3.0%). The slight volume increase reflected growth related to well servicing pumps and aftermarket and related services as a result of strong backlog and strong demand for liquid-ring vacuum pumps, which was partially offset by weaker demand for other products in the Engineered Products Group portfolio.

Gross Profit

Gross profit increased $1.6 million, or 0.8%, to $211.9 million in the three-month period ended June 30, 2012, compared to $210.3 million in the same three-month period in 2011, and as a percentage of revenues was 34.6% in 2012, compared to 34.4% in 2011. The slight increase in gross profit primarily reflects the price increases noted above and the effects of the Robuschi acquisition; partially offset by unfavorable changes in foreign currency exchange rates and overall volume declines as discussed above. The slight increase in gross profit as a percentage of revenues was due to the benefits of operational improvements, cost reductions, volume leverage and favorable product mix.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.9 million, or 1.8%, to $103.1 million in the three-month period ended June 30, 2012, compared to $105.0 million in the same three-month period in 2011. This decrease primarily reflects lower levels of executive and incentive compensation and commissions, as well as favorable changes in foreign currency exchange rates. These items were partially offset by legal defense fees related to the asbestos and silica personal injury lawsuits discussed in Note 14 “Contingencies” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q and selling and administrative expenses for Robuschi, which was acquired in December 2011. Excluding Robuschi-related items, selling and administrative expenses for the three-month period ended June 30, 2012 decreased 7.7% compared to the same three-month period in 2011. As a percentage of revenues, selling and administrative expenses improved to 16.8% in the second quarter of 2012 compared to 17.2% in the second quarter of 2011, primarily as a result of cost reduction efforts.

Other Operating Expense, Net

Other operating expense, net, decreased $5.4 million, to $0.7 million in the three-month period ended June 30, 2012, compared to $6.1 million in the same three-month period in 2011. This decrease primarily relates to a net reversal of restructuring charges of $0.1 million during the three-month period ended June 30, 2012 compared to restructuring charges of $3.0 million during the three-month period ended June 30, 2011. See Note 3 “Restructuring” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for an explanation of the Company’s restructuring activities. Other operating expense, net, also decreased due to foreign currency gains during the three-month period ended June 30, 2012 of $0.4 million compared to foreign currency losses during the three-month period ended June 30, 2011 of $1.3 million.

Operating Income

Operating income increased $8.8 million, to $108.0 million in the three-month period ended June 30, 2012, compared to $99.2 million in the same three-month period in 2011. Operating income as a percentage of revenues in the second quarter of 2012 was 17.6% compared to 16.2% in the second quarter of 2011. This increase was primarily due to the previously mentioned reductions in selling and administrative expenses and other operating expense, net for the three-month period ended June 30, 2012 compared to the same three-month period of 2011, which were partially offset by unfavorable changes in foreign currency exchange rates. Charges associated with profit improvement initiatives, acquisition-related costs, and other items totaled $1.5 million, or 0.3% of revenues, in the second quarter of 2012 and $5.2 million, or 0.9% of revenues, in the second quarter of 2011.

The Industrial Products Group generated segment operating income and segment operating margin of $40.8 million and 12.4%, respectively, in the three-month period ended June 30, 2012, compared to $34.3 million and 10.5%, respectively, in the same three-month period in 2011 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated operating income). The year over year improvement in operating income and operating margin was primarily attributable to the operating results for Robuschi, which was acquired in December 2011 and achieved operating margins of 21.6% for the three-month period ended June 30, 2012, which were partially offset by unfavorable changes in foreign currency exchange rates. Charges associated with profit improvement initiatives, acquisition-related costs, and other items totaled $0.6 million, or 0.2% of segment revenues, in the second quarter of 2012 and $4.1 million, or 1.3% of segment revenues, in the second quarter of 2011.

The Engineered Products Group generated segment operating income and segment operating margin of $67.2 million and 23.7%, respectively, in the three-month period ended June 30, 2012, compared to $64.8 million and 22.9%, respectively, in the same three-month period in 2011 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated operating income). The year over year improvement in operating income and operating margin was primarily attributable to incremental profit on revenue growth, favorable product mix and cost reductions, which were partially offset by unfavorable changes in foreign currency exchange rates. Charges associated with profit improvement initiatives and other items totaled $1.0 million, or 0.3% of segment revenues, in the second quarter of 2012 and $1.1 million, or 0.3% of segment revenues, in the second quarter of 2011.

Interest Expense

Interest expense increased $0.1 million, to $4.0 million in the three-month period ended June 30, 2012, compared to $3.9 million in the same three-month period in 2011 primarily due to higher average borrowings in the second quarter of 2012, the effects of which were nearly offset by lower average interest rates and the retirement of the Company’s 8% Senior Subordinated Notes in the second quarter of 2011. The weighted average interest rate, including the amortization of debt issuance costs and capital leases, decreased to 3.4% in the second quarter of 2012 compared to 6.0% in the second quarter of 2011.

Provision for Income Taxes

The provision for income taxes was $28.8 million and the effective tax rate was 27.6% for the three-month period ended June 30, 2012, compared to $27.3 million and 28.7%, respectively, in the same three-month period in 2011. The decrease in the effective tax rate for the three-month period ended June 30, 2012 when compared to the same three-month period of 2011 is primarily due to the favorable impact of provision to return adjustments and a non-U.S. tax law change.

Net Income Attributable to Gardner Denver

Net income attributable to Gardner Denver of $75.3 million and diluted earnings per share (“DEPS”) of $1.51 for the three-month period ended June 30, 2012 compares with net income attributable to Gardner Denver and DEPS of $67.1 million and $1.27, respectively, for the same three-month period in 2011. This increase reflects the net effect of the operating income, interest expense and income tax factors discussed above. Results in the second quarter of 2012 included charges for profit improvement initiatives, acquisition-related costs, and other items totaling $1.1 million after income taxes, or $0.02 on a diluted per share basis. Results in the second quarter of 2011 included net charges for profit improvement initiatives and other items totaling $3.7 million after income taxes, or $0.07 on a diluted per share basis.

Performance during the Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

Revenues

Revenues increased $74.9 million, or 6.5%, to $1,217.4 million in the six-month period ended June 30, 2012, compared to $1,142.5 million in the same six-month period in 2011. This increase was attributable to higher volume in both reportable segments ($40.0 million, or 3.5%), price increases ($20.3 million, or 1.8%), and the acquisition of Robuschi in the fourth quarter of 2011 ($47.2 million, or 4.1%); partially offset by unfavorable changes in foreign currency exchange rates ($32.6 million, or 2.9%).

Revenues in the Industrial Products Group increased $41.4 million, or 6.7%, to $655.5 million in the six-month period ended June 30, 2012, compared to $614.1 million in the same six-month period in 2011. This increase reflects higher volume ($8.2 million, or 1.3%), price increases ($8.7 million, or 1.4%), and the acquisition of Robuschi in the fourth quarter of 2011 ($47.2 million, or 7.7%); partially offset by unfavorable changes in foreign currency exchange rates ($22.6 million, or 3.7%). The volume increase was primarily attributable to improved demand for OEM products, compressors, custom engineered packages and aftermarket parts and services; particularly in the Americas and Asia Pacific (with the exception of China). Growth in Europe (exclusive of Robuschi) and China was generally flat during the period, where weak macroeconomic conditions were most evident.

Revenues in the Engineered Products Group increased $33.3 million, or 6.3%, to $561.8 million in the six-month period ended June 30, 2012, compared to $528.5 million in the same six-month period in 2011. This increase reflects price increases ($11.6 million, or 2.2%) and higher volume ($31.9 million, or 6.0%); partially offset by unfavorable changes in foreign currency exchange rates ($10.2 million, or 1.9%). The volume increase reflected growth related to well servicing pumps and aftermarket and related services as a result of strong backlog and increased demand for liquid-ring vacuum pumps, which was partially offset by weaker demand for other products in the Engineered Products Group portfolio. See the “Outlook” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q for information concerning forecasted demand for well servicing pumps in the second half of 2012.

Gross Profit

Gross profit increased $19.7 million, or 5.0%, to $414.4 million in the six-month period ended June 30, 2012, compared to $394.7 million in the same six-month period in 2011, and as a percentage of revenues was 34.0% in 2012, compared to 34.5% in 2011. The increase in gross profit primarily reflects the volume increases, price increases and the effects of the Robuschi acquisition; partially offset by unfavorable changes in foreign currency exchange rates as discussed above. In addition, gross profit for the six-month period ended June 30, 2012 was negatively impacted by amortization of $4.0 million, or 0.3%, related to a fair value adjustment associated with Robuschi inventory during the first quarter of 2012. The decline in gross profit as a percentage of revenues was primarily due to the non-recurring effect of these amortization charges.

Selling and Administrative Expenses

Selling and administrative expenses increased $8.0 million, or 4.0%, to $209.0 million in the six-month period ended June 30, 2012, compared to $201.0 million in the same six-month period in 2011. This increase primarily reflects selling and administrative expenses for Robuschi, which was acquired in December 2011; amortization of an acquisition fair value adjustment related to customer backlog, and legal defense fees related to the asbestos and silica personal injury lawsuits discussed in Note 14 “Contingencies” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. These items were partially offset by lower levels of executive and incentive compensation and commissions, as well as favorable changes in foreign currency exchange rates. Excluding Robuschi acquisition-related items, selling and administrative expenses for the six-month period ended June 30, 2012 decreased 3.8% compared to the same six-month period in 2011. As a percentage of revenues, selling and administrative expenses improved to 17.2% in the first half of 2012 compared to 17.6% in the first half of 2011, primarily as a result of cost reduction efforts.

Other Operating Expense, Net

Other operating expense, net, increased $9.9 million, to $17.6 million in the six-month period ended June 30, 2012, compared to $7.7 million in the same six-month period in 2011. This increase primarily relates to restructuring charges of $14.3 million during the six-month period ended June 30, 2012 compared to restructuring charges of $4.0 million during the six-month period ended June 30, 2011. See Note 3 “Restructuring” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for an explanation of the Company’s restructuring activities.

Operating Income

Operating income increased $1.8 million, to $187.8 million in the six-month period ended June 30, 2012, compared to $186.0 million in the same six-month period in 2011. Operating income as a percentage of revenues in the first half of 2012 was 15.4% compared to 16.3% in the first half of 2011. The decrease in operating income as a percentage of revenues was primarily due to the previously mentioned increases in selling and administrative expenses and other operating expense, net and unfavorable changes in foreign currency exchange rates, which were partially offset by improvements in gross profit for the six-month period ended June 30, 2012 compared to the same six-month period of 2011. Charges associated with profit improvement initiatives, purchase accounting, and other items totaled $24.4 million, or 2.0% of revenues, in the first half of 2012 and $6.9 million, or 0.6% of revenues, in the first half of 2011.

The Industrial Products Group generated segment operating income and segment operating margin of $56.4 million and 8.6%, respectively, in the six-month period ended June 30, 2012, compared to $65.1 million and 10.6%, respectively, in the same six-month period in 2011 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated operating income). The year over year decline in operating income and operating margin was primarily attributable to restructuring charges of $11.5 million for the six-month period ended June 30, 2012 compared to $3.6 million in the same six-month period in 2011, and unfavorable changes in foreign currency exchange rates. Operating income for the six-month period ended June 30, 2012 also included $1.4 million related to Robuschi, which was composed of $8.8 million of incremental profit and non-recurring amortization charges related to acquisition fair value adjustments associated with inventory and backlog of $7.4 million. Charges associated with profit improvement initiatives, purchase accounting, and other items totaled $21.0 million, or 3.2% of segment revenues, in the first half of 2012 and $5.5 million, or 0.9% of segment revenues, in the first half of 2011.

The Engineered Products Group generated segment operating income and segment operating margin of $131.5 million and 23.4%, respectively, in the six-month period ended June 30, 2012, compared to $120.9 million and 22.9%, respectively, in the same six-month period in 2011 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated operating income). The year over year improvement in operating income and operating margin was primarily attributable to incremental profit on revenue growth, favorable product mix and cost reductions, which were partially offset by unfavorable changes in foreign currency exchange rates. Charges associated with profit improvement initiatives and other items totaled $3.5 million, or 0.6% of segment revenues, in the first half of 2012 and $1.3 million, or 0.3% of segment revenues, in the first half of 2011.

Interest Expense

Interest expense decreased $1.5 million, to $7.8 million in the six-month period ended June 30, 2012, compared to $9.3 million in the same six-month period in 2011 primarily due to the retirement of the Company’s 8% Senior Subordinated Notes in the second quarter of 2011 and the general decline of interest rates applicable to the Company’s debt instruments during the twelve-month period ended June 30, 2012. The weighted average interest rate, including the amortization of debt issuance costs and capital leases, decreased to 3.6% in the first half of 2012 compared to 6.8% in the first half of 2011.

Provision for Income Taxes

The provision for income taxes was $50.9 million and the effective tax rate was 28.0% for the six-month period ended June 30, 2012, compared to $49.8 million and 28.1%, respectively, in the same six-month period in 2011. The effective tax rates for the six-month periods ended June 30, 2012 and 2011 were nearly identical due to the consistent levels of taxable income and the proportions of U.S. and non-U.S. profits in each period.

Net Income Attributable to Gardner Denver

Net income attributable to Gardner Denver of $130.1 million and diluted earnings per share (“DEPS”) of $2.58 for the six-month period ended June 30, 2012 compares with net income attributable to Gardner Denver and DEPS of $126.6 million and $2.40, respectively, for the same six-month period in 2011. This increase reflects the net effect of the operating income, interest expense and income tax factors discussed above. Results in the first half of 2012 included charges for profit improvement initiatives, purchase accounting, and other items totaling $17.6 million after income taxes, or $0.35 on a diluted per share basis. Results in the first half of 2011 included net charges for profit improvement initiatives and other items totaling $5.0 million after income taxes, or $0.09 on a diluted per share basis.

Outlook

Engineered Products Group

Orders in the Engineered Products Group in the second quarter of 2012 decreased 36.1% to $200.3 million, compared to $313.3 million in the second quarter of 2011. The decrease in orders was primarily due to weak demand for drilling and well servicing pumps, OEM pumps, and loading arms, offset slightly by increased demand for liquid-ring vacuum pumps ($106.1 million, or 33.9%). Orders were also negatively impacted by unfavorable changes in foreign currency exchange rates ($6.9 million, or 2.2%). Order backlog for the Engineered Products Group decreased 10.0% to $373.9 million as of June 30, 2012 from $415.6 million at December 31, 2011 due to the level of orders for the six-month period ended June 30, 2012 relative to shipments (net decrease in backlog of $38.7 million, or 9.3%) and the unfavorable effect of changes in foreign currency exchange rates ($3.0 million, or 0.7%). Compared to the prior year backlog of $427.2 million, order backlog decreased 12.5%, due to the level of orders for the trailing twelve-month period ended June 30, 2012 relative to shipments (net decrease in backlog of $36.7 million, or 8.6%) and the unfavorable changes in foreign currency exchange rates ($16.6 million, or 3.9%).

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

As a result of the decline in natural gas prices to historical lows and excessive natural gas inventory levels, the Company expects significantly less demand and sales for its well servicing products for the remainder of the year when compared to actual results for the six-month period ended June 30, 2012. This business is part of our Petroleum & Industrial Pumps business (“P&IP”). Approximately $300 million, or 65%, of P&IP’s total 2011 revenues were derived from the well servicing business, which includes sales of OEM pressure pumps, fluid-ends and repairs. Well servicing revenues in 2011 were approximately evenly-split between sales of OEM pressure pumps and aftermarket revenues.

The Company has been a market leader in well servicing for over twenty years and counts many large, well established companies as long-standing customers. The customer order backlog for our well servicing business as of June 30, 2012 includes orders for OEM pressure pumps and aftermarket parts. The Company continues to engage in constructive dialogue with its customers concerning these expected shipments. Order cancellations in response to current market conditions to date have been not been material. However, the decreased levels of expected demand for these products, which was evident in the decline in orders for the three-month period ended June 30, 2012, may result in material order cancellations or customer-requested delays in the delivery of orders included in the backlog as of June 30, 2012 in the future.

Industrial Products Group

The Company believes that demand for products in its Industrial Products Group generally correlates with the rate of total industrial capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Capacity utilization rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product around the world. The global economic crisis was followed in 2010 and 2011 by improvements in global capacity utilization rates; however, these trends may not continue during the remainder of 2012 as macroeconomic conditions are showing signs of weakness in most geographic regions, especially in Europe and China. These conditions will continue to impact the level of demand for products in the Industrial Products Group.

Orders in the Industrial Products Group in the second quarter of 2012 increased $2.5 million, or 0.8%, to $326.2 million, compared to $323.7 million in the second quarter of 2011. Orders related to Robuschi accounted for $23.8 million, or 7.4%, of the total increase for the period. Organically, orders declined $3.6 million, or 1.1%, due to weakening global macroeconomic conditions. Additionally, orders were negatively impacted by unfavorable changes in foreign currency exchange rates ($17.7 million, or 5.5%). Order backlog for the Industrial Products Group increased 10.1% to $280.0 million as of June 30, 2012 from $254.4 million at December 31, 2011 due to the level of orders for the six-month period ended June 30, 2012 relative to shipments (net increase in backlog of $28.1 million, or 11.1%) and the unfavorable effect of changes in foreign currency exchange rates ($2.5 million, or 1.0%). Order backlog for the Industrial Products Group as of June 30, 2012 increased 10.0% compared to $254.5 million as of June 30, 2011, due to the level of orders for the trailing twelve-month period ended June 30, 2012 relative to shipments and the effect of acquisitions (net increase in backlog of $42.6 million, or 16.7%), partially offset by unfavorable changes in foreign currency exchange rates ($17.1 million, or 6.7%). The Company currently expects that weakening global macroeconomic conditions will continue to put pressure on demand levels for products in the Industrial Products Group.

Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or cancelled, order backlog is not necessarily indicative of future revenue levels.

Restructuring and Profitability Improvement

During the three-month period ended March 31, 2012, the Company developed and approved restructuring plans designed to improve profitability by reducing global headcount. These restructuring actions are primarily focused on the European and North American operations included in the Industrial Products Group reportable segment. The Company recorded charges of approximately $14.4 million in the three-month period ended March 31, 2012 related to these plans. During the three-month period ended June 30, 2012, the Company continued to execute the specific steps contemplated by the first quarter plans as well as develop additional plans to reduce headcount and consolidate operating facilities globally. The Company recorded a net reversal of restructuring charges for the three-month period ended June 30, 2012 of approximately $70 thousand. This amount was composed of new charges related to existing restructuring plans of approximately $1.0 million, which were offset by lower than anticipated severance costs related to the first quarter plans. The Company expects to complete the specific steps contemplated by the 2012 plans by the end of 2012. The restructuring actions commenced during the first half of 2012 are considered to represent the first phase of the Company’s overall plans to restructure certain elements of the business and maximize profitability.

The Company is nearing completion of its plans for the second phase of its restructuring program. The Company currently expects the plans to include an additional reduction of global employee headcount and reduction in the number of manufacturing sites in Europe for the Industrial Products Group segment. The Company expects that execution of these plans may take approximately two to three years to complete. Details concerning the second phase of the Company’s restructuring plans are expected to be made publicly available during the third quarter of 2012.

Liquidity and Capital Resources

Operating Working Capital

Net working capital (defined as total current assets less total current liabilities) increased $90.2 million to $600.2 million at June 30, 2012 from $510.0 million at December 31, 2011. Operating working capital (defined as accounts receivable plus inventories, less accounts payable and accrued liabilities) increased $49.0 million to $410.1 million from $361.1 million at December 31, 2011 due to higher inventory ($31.4 million) and lower accounts payable ($16.6 million) and accrued liabilities ($11.8 million), partially offset by lower accounts receivable ($10.9 million). The decrease in accounts receivable was primarily due to the timing of sales and the effect of changes in foreign currency exchange rates ($26.5 million). Days sales in receivables decreased to 69 at June 30, 2012 from 72 at December 31, 2011, and were up from 66 days at June 30, 2011. The increase in inventory primarily reflects the decline in both orders and backlog during the first six months of 2012, particularly in the well servicing business; which were partially offset by the effect of changes in foreign currency exchange rates ($21.2 million). Inventory turns were 4.7 at June 30, 2012, compared with 5.2 at December 31, 2011 and 5.3 at June 30, 2011. The decrease in accounts payable and accrued liabilities was primarily due to the timing of payments to vendors and lower accrued income taxes.

Cash Flows

Cash provided by operating activities of $114.8 million in the six-month period ended June 30, 2012 increased $0.3 million from $114.5 million in the six-month period ended June 30, 2011. This increase was primarily due to a slight increase in net income (excluding non-cash charges for depreciation and amortization and unrealized foreign currency transaction gains and losses) in 2012 compared to 2011. Operating working capital used cash of $49.1 million in the six-month period of 2012 and $37.8 million in the six-month period of 2011. Changes in accounts receivable generated cash of $7.0 million in the six-month period ended June 30, 2012 compared to cash used in accounts receivable of $61.5 million in the six-month period ended June 30, 2011, reflective of the timing of shipments within both periods. Cash used in inventory of $34.6 million and $47.3 million in the six-month periods of 2012 and 2011, respectively, primarily reflected the accumulation of raw materials inventory due to sudden declines in order and backlog levels during the six-month period ended June 30, 2012, which was in contrast to the increase in inventory due to steady growth in orders and backlog during the same six-month period of 2011. Changes in accounts payable and accrued expenses used cash of $21.5 million in the six-month period ended June 30, 2012 compared to cash generated of $71.0 million in the six-month period ended June 30, 2011. The year over year decrease was primarily due to the timing of payments to vendors in 2011.

Net cash used in investing activities of $20.4 million and $22.2 million in the six-month periods ended June 30, 2012 and 2011, respectively, consisted primarily of capital expenditures on assets intended to increase productivity and reduce costs. The Company currently expects capital expenditures to total approximately $50 million for the full year 2012. As a result of the Company’s application of lean principles, non-capital or less capital-intensive solutions are often utilized in process improvement initiatives and capital replacement. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future. Net cash used in investing activities for the six-month period ended June 30, 2012 also included $8.0 million of proceeds for long-lived asset disposals, which were primarily related to the sale of a previously-exited manufacturing plant.

Net cash used in financing activities was $20.4 million in the six-month period ended June 30, 2012 compared to $132.5 million used in the same six-month period in 2011. Cash was generated from net proceeds from short and long-term borrowings totaling $97.0 million in the six-month period ended June 30, 2012 compared to cash used for net repayments of short and long-term borrowings of $108.4 million in the same six-month period in 2011. The Company’s redemption of its Senior Subordinated Notes (aggregate principal of $125.0 million) in the second quarter of 2011 was funded with available cash of $55.0 million and borrowings under its revolving credit facility of $70.0 million. Cash used for the repurchase of shares of the Company’s common stock totaled $114.9 million and $6.2 million in the six-month periods ended June 30, 2012 and 2011, respectively, including shares exchanged or surrendered in connection with its stock option plans of $0.9 million in 2012 and 2011. During the second quarter of 2011, the Company placed RMB 122.0 million (approximately $18.8 million based on exchange rates at the date of payment) into escrow with the Shanghai United Assets and Equity Exchange pending finalization of certain Chinese governmental approvals of its purchase of the equity interests of the minority shareholders of its two joint ventures in China. The transaction closed during the third quarter of 2011 and was accounted for by the Company as an equity transaction, at which time the non-controlling interests associated with these two joint ventures were eliminated from its consolidated statements of operations and balance sheet. Cash dividends paid were $5.1 million and $5.2 million ($0.10 per common share) in the six-month periods ended June 30, 2012 and 2011, respectively.

Share Repurchase Program

In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1.3 million shares of the Company’s outstanding common stock plus an additional amount of common stock to offset dilution resulting from grants under the Company’s equity compensation plans. During the six-month period ended June 30, 2012, the Company repurchased 1.8 million shares of the Company’s outstanding common stock at a total cost of $114.0 million. These repurchases exhausted the availability under the share repurchase programs announced in November 2008 and November 2011.

In May 2012, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1.6 million shares of the Company’s outstanding common stock plus an additional amount of common shares to offset dilution resulting from grants under the Company’s equity compensation plans. As of July 31, 2012, there were 1.6 million shares available for purchase under this program.

All common stock acquired under repurchase programs will be held as treasury stock and will be available for general corporate purposes.

Liquidity

The Company’s debt to total capital ratio (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 28.1% as of June 30, 2012 compared to 24.0% as of December 31, 2011. This increase primarily reflects a $95.8 million net increase in borrowings and a $1.7 million increase in total stockholders’ equity related to current period net income and foreign currency translation.

The Company’s primary cash requirements include working capital, capital expenditures, principal and interest payments on indebtedness, cash dividends on its common stock, selective acquisitions, restructuring costs, and common stock repurchases. The Company’s primary sources of funds are its net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At June 30, 2012, the Company had cash and cash equivalents of $225.1 million, of which $4.0 million was pledged to financial institutions as collateral to support issued standby letters of credit and similar instruments. The Company also had $92.3 million of unused availability under its Revolving Line of Credit at June 30, 2012. Based on the Company’s financial position at June 30, 2012 and its pro-forma results of operations for the twelve months then ended, the unused availability under its Revolving Line of Credit would not have been limited by the financial ratio covenants in the 2008 Credit Agreement (as described below).

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

The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25% with respect to floating rate loans. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s consolidated total debt to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. At June 30, 2012, the applicable margin percentage over LIBOR under the 2008 Credit Agreement was a weighted average of 1.65% with respect to the term loans and 1.65% with respect to loans under the Revolving Line of Credit, and the applicable margin percentage over the base rate was 0.75% with respect to floating rate loans.

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

The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations above defined thresholds. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of June 30, 2012, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.

The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.

The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating to approximately $26.2 million and $214.6 million for the remainder of 2012 and 2013, respectively. The Euro Term Loan requires quarterly principal payments in Euros aggregating to approximately $13.3 million and $28.5 million for the remainder of 2012 and 2013, respectively (based on USD exchange rates as of June 30, 2012).

The Revolving Line of Credit also matures on October 15, 2013. Loans under this facility may be denominated in USD or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement. On June 30, 2012, the Revolving Line of Credit had an outstanding principal balance of $204.0 million. In addition, letters of credit in the amount of $13.7 million were outstanding on the Revolving Line of Credit at June 30, 2012, leaving $92.3 million available for future use, subject to the terms of the Revolving Line of Credit.

The Company issued $125.0 million of 8% Senior Subordinated Notes (the “Notes”) in 2005. The Notes were guaranteed by certain of the Company’s domestic subsidiaries and included customary covenants and events of default. On May 2, 2011, the Company redeemed all $125.0 million in aggregate principal amount outstanding, plus accrued and unpaid interest.

Management currently expects that the Company’s cash on hand, excess borrowing capacity, and future cash flows from operating activities will be sufficient to fund its working capital, capital expenditures, scheduled principal and interest payments on indebtedness, cash dividends on its common stock, and potential stock repurchases and restructuring costs for at least the next twelve months. The majority of the Company’s cash is in jurisdictions outside of the U.S. However, the Company believes its U.S. operations will generate sufficient cash flows from operations along with its availability under its Revolving Line of Credit to satisfy its cash needs in the U.S. The Company continues to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings. The Company considers undistributed earnings related to non-U.S. subsidiaries to be permanently reinvested in these foreign operations. The Company does not intend to repatriate these foreign earnings; however, tax liabilities may arise in the future if these foreign earnings are distributed.

Contractual Obligations and Commitments

The following table and accompanying disclosures summarize the Company’s significant contractual obligations at June 30, 2012 and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

		Payments Due by Period
(Dollars in millions)	Total	Balance of 2012	2013-2014	2015–2016	After 2016
Contractual Cash Obligations
Debt	$493.0	$42.1	$447.9	$0.8	$2.2
Estimated interest payments (1)	17.3	6.8	9.0	0.7	0.8
Capital leases	6.6	0.2	0.5	2.4	3.5
Operating leases	123.9	17.4	43.5	24.9	38.1
Purchase obligations (2)	255.8	235.6	19.7	0.1	0.4

Total	$896.6	$302.1	$520.6	$28.9	$45.0

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of June 30, 2012. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows related to the purchase of inventory or services.

The above table does not include the Company’s total pension and other postretirement benefit liabilities and net deferred income tax liabilities recognized on the consolidated balance sheet as of June 30, 2012 because such liabilities, due to their nature, do not represent expected liquidity needs. There have not been material changes to such liabilities or the Company’s minimum pension funding obligations other than as disclosed in Note 7 “Pension and Other Postretirement Benefits” and Note 12 “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. Also please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of June 30, 2012, the Company had $73.9 million in such instruments outstanding and had pledged $4.0 million of cash to the issuing financial institutions as collateral for such instruments.

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

Critical Accounting Policies and Estimates

Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s 2011 Annual Report on Form 10-K, filed on February 27, 2012, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting policies during the quarter ended June 30, 2012.

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

These risks, uncertainties and other factors include, but are not limited to: (1) exposure to cycles in specific markets, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s industrial products; (2) the risks that the Company will not realize the expected financial benefits from future restructuring actions; (3) the Company’s exposure to the risks associated with instability in the global economy, which may negatively impact its revenues, liquidity, suppliers and customers; (4) the risks associated with the potential loss of key customers for petroleum products and the potential resulting negative impact on the Company’s profitability and cash flows; (5) the risks associated with competition in the Company’s market segments, particularly the pricing of the Company’s products; (6) the risks associated with the actions of shareholders; (7) the loss of, or disruption in, the Company’s distribution network could have a negative impact on the Company’s ability to ship products, meet customer demand, and otherwise operate its business; (8) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly copper, aluminum, iron casting and other metal suppliers; (9) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. Dollar (“USD”), the euro (“EUR”), the British pound sterling (“GBP”) and the Chinese yuan (“CNY”)); (10) the risks associated with potential changes in shale oil and gas regulation; (11) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (12) the ability to attract and retain quality executive management and other key personnel; (13) the risk that communication or information systems failure may disrupt the Company’s business and result in financial loss and liability to its customers; (14) the ability to avoid employee work stoppages and other labor difficulties; (15) the risks associated with pending asbestos and silica personal injury lawsuits; (16) the risk of non-compliance with U.S. and foreign laws and regulations applicable to the Company’s international operations, including the U.S. Foreign Corrupt Practices Act and other similar laws; (17) the risks associated with environmental compliance costs and liabilities, including the compliance costs and liabilities of future climate change regulations; (18) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; (19) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of the Company’s total assets, are impaired; (20) risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (21) the ability to continue to identify and complete strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; (22) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets; and (23) the risk that the Company is unable to develop new products and technologies, which may negatively impact our sales and market share. The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of June 30, 2012 and December 31, 2011, are summarized in Note 11 “Hedging Activities and Fair Value Measurements” in the “Notes to Condensed Consolidated Financial Statements.”

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

Interest Rate Risk

The Company’s exposure to interest rate risk results primarily from its borrowings of $499.6 million at June 30, 2012. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. The interest rates on approximately 16% of the Company’s borrowings were effectively fixed as of June 30, 2012. If the relevant LIBOR amounts for all of the Company’s borrowings had been 100 basis points higher than actual in the six-month period ended June 30, 2012, the Company’s interest expense would have increased by $1.6 million.

Exchange Rate Risk

A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the U.S. in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Other than the USD, the EUR, GBP, and CNY are the principal currencies in which the Company and its subsidiaries enter into transactions. The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At June 30, 2012, the notional amount of open forward currency contracts was $69.4 million and their aggregate fair value was a liability of $0.2 million.

To illustrate the impact of currency exchange rates on the Company’s financial results, the Company’s operating income for the six-month period ended June 30, 2012 would have decreased by approximately $9.0 million if the USD had been 10% more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.

Item 4. Controls and Procedures

The Company’s management carried out an evaluation (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), with the participation of the Interim Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the Interim Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the Interim Chief Executive Officer and Vice President and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Interim Chief Executive Officer and Vice President and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company updated the risk factors previously disclosed in Part I, Item 1A. of its Annual Report on Form 10-K for the year ended December 31, 2011, as set forth below.

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

Our business could be negatively affected as a result of actions of shareholders.

Certain of our shareholders may, from time to time, attempt to involve themselves in the governance and strategic direction of our Company above and apart from normal interactions between shareholders and management. Such activities, and any related publicity, may result in additional costs and could adversely affect our business because, among other things:

•

Perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners; and

•	Responding to actions by activist shareholders can be time-consuming and divert the attention of management and our employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities during the three months ended June 30, 2012 are listed in the following table.

Period	Total Number of Shares Purchased(1) (4)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3) (4)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
				1,631,976
April 1, 2012 – April 30, 2012	1,064,000	64.82	1,064,000	599,909
May 1, 2012 – May 31, 2012	599,909	60.19	599,909	1,600,000
June 1, 2012 – June 30, 2012	—	—	—	1,600,000

Total	1,663,909	63.15	1,663,909	1,600,000

(1)	Includes shares exchanged or surrendered in connection with the exercise or vesting of equity awards under Gardner Denver’s Amended and Restated Long-Term Incentive Plan.

(2)	Excludes commissions.

(3)	In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1.3 million shares of the Company’s outstanding common stock plus an additional amount of common stock to offset dilution resulting from grants under the Company’s equity compensation plans. The repurchases during the six months ended June 30, 2012 exhausted the availability under these programs. In May 2012, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1.6 million shares of the Company’s outstanding common stock plus an additional amount of common shares to offset dilution resulting from grants under the Company’s equity compensation plans. As of June 30, 2012, there were 1.6 million shares available for repurchase under this program.

(4)	The number of shares purchased includes common stock purchased to offset dilution resulting from grants under the Company’s equity compensation plans.

Item 6. Exhibits

See the list of exhibits in the Index to Exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC.
(Registrant)

Date: August 2, 2012	By:	/s/ Michael M. Larsen
Michael M. Larsen
Interim Chief Executive Officer

Date: August 2, 2012	By:	/s/ Michael M. Larsen
Michael M. Larsen
Vice President and Chief Financial Officer

Date: August 2, 2012	By:	/s/ David J. Antoniuk
David J. Antoniuk
Vice President and Corporate Controller (Principal Accounting Officer)

GARDNER DENVER, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 3, 2006, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Gardner Denver, Inc., filed as Exhibit 3.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 4, 2008, and incorporated herein by reference.

4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 21, 2005, and incorporated herein by reference.

4.2	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 29, 2009, between Gardner Denver, Inc. and Wells Fargo Bank, National Association as Rights Agent, filed as Exhibit 4.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 29, 2009, and incorporated herein by reference.

10.1*	Form of Gardner Denver, Inc. Non employee Director Restricted Stock Unit Agreement.

10.2*	Waiver and Release Agreement, dated as of February 17, 2012, between Gardner Denver, Inc. and Christopher R. Celtruda.

10.3*	Offer Letter, dated as of May 1, 2012, between Gardner Denver, Inc. and Brian Cunkelman.

31.1*	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as expressly set forth by specific reference in such filing.

§	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.