Form 10-Q
period 2012-09-30
GARDNER DENVER INC
filed 2012-10-29
CIK 916459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,101,923 shares of Common Stock, par value $0.01 per share, as of October 24, 2012.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$548,484	$614,682	$1,765,854	$1,757,228
Cost of sales	360,562	409,197	1,163,495	1,157,019

Gross profit	187,922	205,485	602,359	600,209
Selling and administrative expenses	95,293	94,179	304,321	295,209
Other operating expense, net	3,577	4,726	21,159	12,425

Operating income	89,052	106,580	276,879	292,575
Interest expense	3,739	2,898	11,540	12,179
Other income, net	(1,252)	(138)	(2,832)	(821)

Income before income taxes	86,565	103,820	268,171	281,217
Provision for income taxes	22,194	29,543	73,082	79,345

Net income	64,371	74,277	195,089	201,872
Less: Net income attributable to noncontrolling interests	268	694	887	1,690

Net income attributable to Gardner Denver	$64,103	$73,583	$194,202	$200,182

Net earnings per share attributable to Gardner Denver common stockholders
Basic earnings per share	$1.31	$1.43	$3.90	$3.85

Diluted earnings per share	$1.30	$1.42	$3.88	$3.82

Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Comprehensive Income Attributable to Gardner Denver
Net income attributable to Gardner Denver	$64,103	$73,583	$194,202	$200,182
Other comprehensive (loss) income, net of tax
Foreign currency adjustments, net	20,823	(56,275)	3,465	(6,533)
Unrecognized gain (loss) on cash flow hedges, net	(114)	228	369	464
Pension and other postretirement benefits, net	(854)	310	(198)	(328)

Total other comprehensive (loss) income, net of tax	19,855	(55,737)	3,636	(6,397)

Comprehensive income attributable to Gardner Denver	$83,958	$17,846	$197,838	$193,785

Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$268	$694	$887	$1,690
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net	31	(392)	12	(4)

Total other comprehensive (loss) income, net of tax	31	(392)	12	(4)

Comprehensive income attributable to noncontrolling interests	299	302	899	1,686

Total Comprehensive Income	$84,257	$18,148	$198,737	$195,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$248,933	$155,259
Accounts receivable (net of allowance of $11,318 at September 30, 2012 and $11,485 at December 31, 2011)	451,132	477,505
Inventories, net	353,371	311,679
Deferred income taxes	36,211	35,948
Other current assets	27,448	35,343

Total current assets	1,117,095	1,015,734

Property, plant and equipment (net of accumulated depreciation of $381,446 at September 30, 2012 and $354,178 at December 31, 2011)	292,777	290,912
Goodwill	677,103	676,582
Other intangibles, net	336,447	348,884
Other assets	33,807	33,456

Total assets	$2,457,229	$2,365,568

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$108,255	$77,692
Accounts payable	195,934	214,514
Accrued liabilities	210,901	213,548

Total current liabilities	515,090	505,754

Long-term debt, less current maturities	331,764	326,133
Postretirement benefits other than pensions	14,293	14,712
Deferred income taxes	72,858	76,761
Other liabilities	155,408	162,577

Total liabilities	1,089,413	1,085,937

Gardner Denver stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 49,099,237 and 50,650,971 shares outstanding at September 30, 2012 and December 31, 2011, respectively	600	598
Capital in excess of par value	615,045	601,854
Retained earnings	1,159,634	972,867
Accumulated other comprehensive income	20,922	17,286
Treasury stock at cost; 10,928,282 and 9,122,204 shares at September 30, 2012 and December 31, 2011, respectively	(430,535)	(315,314)

Total Gardner Denver stockholders’ equity	1,365,666	1,277,291
Noncontrolling interests	2,150	2,340

Total stockholders’ equity	1,367,816	1,279,631

Total liabilities and stockholders’ equity	$2,457,229	$2,365,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net income	$195,089	$201,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,855	45,073
Foreign currency transaction loss, net	1,245	2,614
Net loss on asset dispositions	1,206	1,524
Stock issued for employee benefit plans	677	924
Stock-based compensation expense	4,164	5,320
Excess tax benefits from stock-based compensation	(2,345)	(2,537)
Deferred income taxes	(6,239)	(2,647)
Changes in assets and liabilities:
Receivables	27,090	(91,265)
Inventories	(41,274)	(42,116)
Accounts payable and accrued liabilities	(19,709)	105,836
Other assets and liabilities, net	(6,373)	(13,082)

Net cash provided by operating activities	202,386	211,516

Cash Flows From Investing Activities
Capital expenditures	(37,036)	(38,491)
Disposals of property, plant and equipment	8,075	2,439
Net cash paid in business combinations	—	(2,326)

Net cash used in investing activities	(28,961)	(38,378)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(6,125)	(15,063)
Proceeds from short-term borrowings	4,144	10,264
Principal payments on long-term debt	(166,501)	(241,084)
Proceeds from long-term debt	205,028	214,585
Proceeds from stock option exercises	6,011	5,658
Excess tax benefits from stock-based compensation	2,345	2,537
Purchase of treasury stock	(115,207)	(132,578)
Cash dividends paid	(7,455)	(7,853)
Acquisition of noncontrolling interests	—	(18,806)
Other	(1,087)	(1,024)

Net cash used in financing activities	(78,847)	(183,364)

Effect of exchange rate changes on cash and cash equivalents	(904)	(2,859)

Net increase (decrease) in cash and cash equivalents	93,674	(13,085)
Cash and cash equivalents, beginning of year	155,259	157,029

Cash and cash equivalents, end of period	$248,933	$143,944

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

The results of operations for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2011 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

Other than as specifically indicated in these “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2011.

New Accounting Standards

Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). This update requires that the components of net income, the components of other comprehensive income and the total of comprehensive income be presented as a single continuous financial statement or in two separate but consecutive statements. The option of presenting other comprehensive income in the statement of stockholders’ equity is eliminated. This update also requires the presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. In November 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the effective date of presentation requirements included in ASU 2011-05 related to reclassification adjustments. In August 2012, the FASB issued a proposed ASU requiring only enhanced footnote disclosures related to reclassification adjustments. The comment period for the proposed ASU ended on October 15, 2012. These additional disclosure requirements may be effective for public entities for annual reporting periods ending after December 15, 2012, and for interim and annual reporting periods thereafter. ASU 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. A separate statement of comprehensive income has been included in the condensed consolidated financial statements as a result of the adoption of this update.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This update amends existing guidance by giving an entity testing an indefinite-lived intangible asset for impairment the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the performance of the quantitative impairment test, as currently prescribed by ASC Topic 350, is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not currently expect that the adoption of this update will have a significant effect on its consolidated financial statements and related disclosures.

Note 2. Business Combinations

On December 15, 2011, the Company acquired Robuschi S.p.A. (“Robuschi”), a leading European producer of blowers, pumps and compressor packages. These products are used in a wide variety of end markets including wastewater treatment, mining, and power generation, as well as general industrial applications. The Company acquired all outstanding shares and share equivalents of Robuschi for total consideration of $200.8 million, which consisted of payments to shareholders of $151.5 million and the retirement of Robuschi external debt at closing of $49.3 million. The Company also assumed approximately $5.2 million of long-term debt in connection with the purchase. There are no contingent payments or commitments remaining related to this acquisition.

Note 3. Restructuring

The Company initiated restructuring plans in 2010 and prior years due to the decline in demand for its products associated with the global economic crisis and to improve the Company’s operating margins. Execution of these plans was substantially completed during 2010. In 2011, the Company recorded approximately $8.6 million in charges associated with further streamlining of manufacturing operations and other cost reduction initiatives. In addition, the 2011 charges included costs associated with the establishment of a centralized European shared service center in the Czech Republic. The Company has substantially completed the restructuring actions commenced in 2011 as of September 30, 2012. The Company recorded charges related to 2011 plans of $33 and $1.1 million in the three and nine-month periods ended September 30, 2012, respectively.

In addition, in 2012 the Company launched a broader restructuring program designed to optimize the Company’s global manufacturing footprint, better serve customers and expand margins. The initial phase of the global restructuring effort was commenced in the first quarter of 2012. These restructuring actions were primarily focused on the European and North American operations included in the Industrial Products Group reportable segment. These actions, once completed, will reduce the Company’s global headcount by approximately 7%. In addition, the Company will close four production facilities, including two facilities in the U.S. and one each in Sweden and the UK. The Company recorded charges related to the initial phase of the restructuring plans of $1.4 million and $14.7 million in the three and nine-month periods ended September 30, 2012, respectively. The Company expects to complete the specific steps contemplated by this initial phase by the end of 2014 and to incur related additional charges of approximately $9.4 million.

On August 16, 2012, the Company announced the launch of phase two of the restructuring program. Phase two involves further reductions in the number of manufacturing facilities and associated headcount. Phase two of the program is subject to required consultations with local stakeholders, including employee representatives, and will continue until the end of 2015.

The Company expects to incur severance and other employment related benefit costs in the range of $60 to $65 million and other costs in the range of $15 to $20 million for phase one and phase two of the restructuring program. Non-cash charges, primarily related to fixed assets, are expected to be in the range of $10 to $15 million.

Charges recorded in connection with the restructuring plans are included in “Other operating expense, net” in the Condensed Consolidated Statements of Operations, and are summarized for the fiscal years ended December 31, 2010 and 2011 and the nine-month period ended September 30, 2012 by reportable segment as follows:

	Industrial Products Group	Engineered Products Group	Total
Fiscal year 2010	$3,687	$(1,491)	$2,196
Fiscal year 2011	6,621	1,963	8,584
Nine-month period ended September 30, 2012	12,593	3,212	15,805

Total	$22,901	$3,684	$26,585

The following table summarizes the activity in the restructuring accrual accounts for the nine-month period ended September 30, 2012:

	Termination Benefits	Other	Total
Balance as of December 31, 2011	$3,188	$1,294	$4,482
Charged to expense	13,814	1,991	15,805
Payments	(8,340)	(2,469)	(10,809)
Other, net	(459)	162	(297)

Balance as of September 30, 2012	$8,203	$978	$9,181

Note 4. Inventories

Inventories as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Raw materials, including parts and subassemblies	$248,103	$202,542
Work-in-process	57,591	57,264
Finished goods	67,410	67,748

	373,104	327,554
Excess of FIFO costs over LIFO costs	(19,733)	(15,875)

Inventories, net	$353,371	$311,679

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to each reportable segment for the nine-month period ended September 30, 2012, and the year ended December 31, 2011, are presented in the table below:

	Industrial Products Group	Engineered Products Group	Total
Balance as of December 31, 2010	$250,084	$321,712	$571,796
Acquisitions	112,221	—	112,221
Foreign currency translation	(4,070)	(3,365)	(7,435)

Balance as of December 31, 2011	358,235	318,347	676,582
Adjustments	(634)	—	(634)
Divestitures	(195)	—	(195)
Foreign currency translation	482	868	1,350

Balance as of September 30, 2012	$357,888	$319,215	$677,103

The $112.2 million increase in goodwill attributed to acquisitions in 2011 was associated with the Robuschi acquisition.

The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	September 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	$170,971	$(43,426)	$172,724	$(36,028)
Acquired technology	98,262	(58,147)	99,383	(56,879)
Trademarks	56,733	(12,335)	53,510	(10,591)
Other	11,523	(10,549)	9,171	(6,141)
Unamortized intangible assets:
Trademarks	123,415	—	123,735	—

Total other intangible assets	$460,904	$(124,457)	$458,523	$(109,639)

Amortization of intangible assets for the three and nine-month periods ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Intangible asset amortization expense	$4,119	$3,869	$15,933	$12,720

The increase in amortization expense in 2012 is primarily due to the amortization of intangible assets related to the Robuschi acquisition, including $3.4 million of amortization expense associated with customer backlog in the first quarter of 2012. Amortization of intangible assets as of September 30, 2012 is anticipated to be approximately $20.2 million in 2012 and $16.7 million annually in 2013 through 2016 based upon exchange rates as of September 30, 2012.

Note 6. Accrued Liabilities

Accrued liabilities as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Salaries, wages and related fringe benefits	$59,316	$59,080
Taxes	24,525	34,891
Advance payments on sales contracts	50,599	40,689
Product warranties	24,693	22,939
Other	51,768	55,949

Total accrued liabilities	$210,901	$213,548

A reconciliation of the changes in the accrued product warranty liability for the three and nine-month periods ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$24,606	$23,531	$22,939	$19,100
Product warranty accruals	4,416	6,487	16,999	21,453
Settlements	(4,595)	(6,242)	(15,307)	(17,514)
Effect of foreign currency translation	266	(770)	62	(33)

Balance at end of period	$24,693	$23,006	$24,693	$23,006

Note 7. Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$205	$272	$7	$7
Interest cost	826	897	2,646	3,024	181	193
Expected return on plan assets	(1,074)	(1,054)	(2,569)	(2,794)	—	—
Recognition of:
Unrecognized prior service cost	—	—	9	10	(15)	(15)
Unrecognized net actuarial loss (gain)	475	308	309	221	(202)	(318)

Total net periodic benefit cost (income)	$227	$151	$600	$733	$(29)	$(133)

	Nine Months Ended September 30,
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$777	$810	$21	$22
Interest cost	2,478	2,691	7,994	9,060	544	579
Expected return on plan assets	(3,222)	(3,162)	(7,723)	(8,380)	—	—
Recognition of:
Unrecognized prior service cost	—	—	27	29	(45)	(45)
Unrecognized net actuarial loss (gain)	1,425	924	929	664	(606)	(954)

Total net periodic benefit cost (income)	$681	$453	$2,004	$2,183	$(86)	$(398)

Note 8. Debt

The Company’s debt at September 30, 2012 and December 31, 2011 is summarized as follows:

	September 30, 2012	December 31, 2011
Short-term borrowings	$473	$2,392

Long-term debt:
Credit Line, due 2013 (1)	$157,000	$72,000
Term Loan, denominated in U.S. dollars (“USD”), due 2013 (2)	231,154	260,000
Term Loan, denominated in Euros (“EUR”), due 2013 (3)	38,615	50,596
Secured Mortgages (4)	6,160	6,504
Capitalized leases and other long-term debt	6,617	12,333

Total long-term debt, including current maturities	439,546	401,433
Current maturities of long-term debt	107,782	75,300

Total long-term debt, less current maturities	$331,764	$326,133

(1)	The loans under this facility may be denominated in USD or several foreign currencies. The interest rates under the facility are based on prime, federal funds and/or the London Interbank offer rate (“LIBOR”) for the applicable currency. At September 30, 2012, the applicable rate was 1.8%, and the weighted-average rate was 1.9% for the nine-month period ended September 30, 2012.
(2)	The interest rate for this loan varies with prime, federal funds and/or LIBOR. At September 30, 2012, the applicable rate was 1.8%, and the weighted-average rate was 1.9% for the nine-month period ended September 30, 2012.
(3)	The interest rate for this loan varies with LIBOR. At September 30, 2012, this rate was 2.1%, and the weighted-average rate was 2.3% for the nine-month period ended September 30, 2012.
(4)	This amount consists of two fixed-rate commercial loans with an outstanding balance of €4,791 at September 30, 2012. The loans are secured by the Company’s facility in Bad Neustadt, Germany.

Note 9. Stock-Based Compensation

The following table summarizes the total stock-based compensation expense included in the Condensed Consolidated Statements of Operations and the related tax benefits for the three and nine-month periods ended September 30, 2012 and 2011. Stock-based compensation expenses are presented in “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total stock-based compensation expense	$33	$1,058	$4,164	$5,320
Income tax benefit	(103)	(279)	(1,435)	(1,511)

Stock-based compensation expense for the three-month period ended September 30, 2012 includes the reversal of $1.5 million in stock-based compensation expense due to the forfeiture of non-vested stock option awards and restricted share awards in connection with the resignation of the Company’s former President and Chief Executive Officer, Barry L. Pennypacker, on July 13, 2012.

Stock Option Awards

A summary of the Company’s stock option activity for the nine-month period ended September 30, 2012 is presented in the following table (underlying shares in thousands):

	Shares	Outstanding Weighted- Average Exercise Price (per share)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2011	746	$43.47
Granted	217	$70.47
Exercised	(195)	$30.85
Forfeited	(95)	$66.44
Expired or canceled	(4)	$71.85

Outstanding at September 30, 2012	669	$52.46	$9,215	4.2 years
Exercisable at September 30, 2012	381	$40.94	$8,465	3.0 years

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at September 30, 2012 multiplied by the number of “in-the-money” stock options. The following table presents certain other information about the Company’s stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted-average estimated grant-date fair value of employee stock options granted (per share)	$16.08		$25.38

Total pre-tax intrinsic value of stock options exercised	$3,871	$1,306	$6,360	$8,741

Pre-tax unrecognized compensation expense, net of estimated forfeitures as of September 30, 2012			$4,073

Weighted-average period (in years) to be recognized as expense			2.0

Valuation Assumptions

The fair value of each stock option grant under the Company’s Amended and Restated Long-Term Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for the periods indicated are noted in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Assumptions:
Risk-free interest rate	0.5%	1.3%	0.7%	1.9%
Dividend yield	0.4%	0.2%	0.3%	0.3%
Volatility factor	40	45	46	44
Expected life (in years)	3.5	3.8	4.0	4.3

Restricted Share Awards

A summary of the Company’s restricted share award activity for the nine-month period ended September 30, 2012 is presented in the following table (underlying shares in thousands):

	Shares	Weighted- Average Grant- Date Fair Value (per share)
Nonvested at December 31, 2011	148	$48.59
Granted	88	$66.59
Vested	(59)	$26.74
Forfeited	(62)	$65.02

Nonvested at September 30, 2012	115	$64.58

The restricted shares granted in the nine-month period ended September 30, 2012 were valued at the market close price of the Company’s common stock on the date of grant. The following table presents certain other information about the Company’s restricted share awards:

	Nine Months Ended September 30,
	2012	2011
Total fair value of awards vested during the period	$3,826	$3,828

Pre-tax unrecognized compensation expense, net of estimated forfeitures as of September 30, 2012	$3,845

Weighted-average period (in years) to be recognized as expense	1.8

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

In May 2012, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1.6 million shares of the Company’s outstanding common stock plus an additional amount of common shares to offset dilution resulting from grants under the Company’s equity compensation plans. As of September 30, 2012, there were 1.6 million shares available for repurchase under this program.

All common stock acquired under repurchase programs will be held as treasury stock and will be available for general corporate purposes.

The following table details the calculation of basic and diluted earnings per common share and antidilutive equity-based awards outstanding not included in the computation of diluted earnings per common share for the three and nine-month periods ended September 30, 2012 and 2011 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to Gardner Denver	$64,103	$73,583	$194,202	$200,182
Weighted average shares of common stock outstanding:
Basic	49,038	51,601	49,752	52,028
Effect of stock-based compensation awards	193	367	237	400

Diluted	49,231	51,968	49,989	52,428

Earnings Per Share:
Basic	$1.31	$1.43	$3.90	$3.85

Diluted	$1.30	$1.42	$3.88	$3.82

Antidilutive equity-based awards outstanding	331	142	324	116

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

The Company’s exposure to interest rate risk results primarily from its borrowings of $440.0 million at September 30, 2012. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions.

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

The following tables summarize the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets:

	September 30, 2012
	Balance Sheet Location	Notional Amount (1)	Asset Derivatives Fair Value (1)	Liability Derivatives Fair Value (1)
Derivatives designated as hedging instruments

Interest rate swap contracts	Other liabilities	$200,000	$—	$728

Derivatives not designated as hedging instruments

Foreign currency forwards	Other current assets	$35,221	$652	$—
Foreign currency forwards	Accrued liabilities	$14,035	$8	$238

	December 31, 2011
	Balance Sheet Location	Notional Amount (1)	Asset Derivatives Fair Value (1)	Liability Derivatives Fair Value (1)
Derivatives designated as hedging instruments

Interest rate swap contracts	Other liabilities	$75,920	$—	$855

Derivatives not designated as hedging instruments

Foreign currency forwards	Other current assets	$14,138	$43	$—
Foreign currency forwards	Accrued liabilities	$228,338	$150	$2,029

(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.

Gains and losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2012 and 2011, respectively, are as presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest rate swap contracts (1)

Gain or (loss) recognized in AOCI on derivatives (effective portion)	$(356)	$(174)	$(600)	$(344)
Gain or (loss) reclassified from AOCI into income (effective portion)	(170)	(257)	(702)	(808)
Gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	(1)	(2)	—	(3)

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in “Interest expense” in the Condensed Consolidated Statements of Operations.

At September 30, 2012, the Company is the fixed rate payor on seven interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $200.0 million of the Company’s LIBOR-based variable rate borrowings. These contracts carry fixed rates ranging from 0.3% to 2.2% and will expire during 2013 and 2014. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. Based on LIBOR-based swap yield curves as of September 30, 2012, the Company expects to reclassify losses of $0.6 million out of AOCI into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding at September 30, 2012 were $388.2 million and €30.0 million.

There were 21 foreign currency forward contracts outstanding as of September 30, 2012 with notional amounts ranging from $0.1 million to $16.8 million. The Company has not designated any forward contracts as hedging instruments. The majority of these contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in foreign currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the “Other operating expense, net,” line on the face of the Condensed Consolidated Statements of Operations. The Company’s gains and (losses) on forward currency contracts outstanding and total net foreign currency gains and (losses) for the three and nine-month periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Foreign currency forward contracts gains	$738	$2,747	$684	$742
Total net foreign currency gains(1)	(94)	(25)	(1,245)	(2,614)

(1)	See Note 13 “Supplemental Information”

As of September 30, 2012 and December 31, 2011, the Company had designated a portion of its Euro Term Loan of approximately €30.0 million and €37.6 million, respectively, as a hedge of the Company’s net investment in European subsidiaries with EUR functional currencies. Accordingly, changes in the fair value of this debt due to changes in the USD to EUR exchange rate have been recorded through other comprehensive income. The Company’s gains and (losses), net of income tax, associated with changes in the fair value of this debt for the three and nine-month periods ended September 30, 2012 and 2011, and the net balance of such gains and (losses) included in accumulated other comprehensive income at September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gain (loss), net of income tax, recorded through other comprehensive income	$(403)	$1,955	$183	$1,638
Balance included in accumulated other comprehensive income at September 30, 2012			(2,167)	(3,495)

Fair Value Measurements

The Company’s financial instruments consist primarily of cash equivalents, trade receivables, trade payables, deferred compensation assets and obligations, derivatives and debt instruments. The book values of these instruments are a reasonable estimate of their respective fair values.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards (1)	$—	$660	$—	$660
Trading securities held in deferred compensation plan (2)	8,755	—	—	8,755

Total	$8,755	$660	$—	$9,415

Financial Liabilities
Foreign currency forwards (1)	$—	$238	$—	$238
Interest rate swaps (3)	—	728	—	728
Phantom stock plan (4)	—	4,569	—	4,569
Deferred compensation plan (5)	8,755	—	—	8,755

Total	$8,755	$5,535	$—	$14,290

(1)	Based on internally-developed models that use as their basis readily observable market parameters such as current spot and forward rates, and the LIBOR index.
(2)	Based on the observable price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.

(3)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of September 30, 2012. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
(4)	Based on the price of the Company’s common stock.
(5)	Based on the fair value of the investments in the deferred compensation plan.

Note 12. Income Taxes

The following table summarizes the Company’s income tax provision and effective income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income before income taxes	$86,565	$103,820	$268,171	$281,217
Provision for income taxes	$22,194	$29,543	$73,082	$79,345
Effective income tax rate	25.6%	28.5%	27.3%	28.2%

The decrease in the effective tax rate for the three-month period ended September 30, 2012 when compared to the same three-month period of 2011 is primarily due to the favorable impact of provision to return adjustments and a lower proportion of U.S. profits, which are generally taxed at a higher rate than the Company’s foreign earnings. These items were partially offset by an increase in non-deductible expenses.

The decrease in the effective tax rate for the nine-month period ended September 30, 2012 when compared to the same nine-month period of 2011 is primarily due to the favorable impact of provision to return adjustments and a non-U.S. tax law change.

Note 13. Supplemental Information

The components of “Other operating expense, net”, and supplemental cash flow information are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other Operating Expense, Net
Foreign currency losses, net	$94	$25	$1,245	$2,614
Restructuring charges, net (1)	1,460	2,625	15,805	6,588
Other, net	2,023	2,076	4,109	3,223

Total other operating expense, net	$3,577	$4,726	$21,159	$12,425

Supplemental Cash Flow Information
Cash taxes paid			$89,495	$57,604
Interest paid			9,635	11,454

(1)	See Note 3 “Restructuring.”

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

The following table provides financial information by reportable segment for the three and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Industrial Products Group
Revenues	$311,767	$320,171	$967,316	$934,227
Operating income (1)	39,402	38,607	95,765	103,734
Operating income as a percentage of revenues	12.6%	12.1%	9.9%	11.1%

Engineered Products Group
Revenues	$236,717	$294,511	$798,538	$823,001
Operating income (1)	49,650	67,973	181,114	188,841
Operating income as a percentage of revenues	21.0%	23.1%	22.7%	22.9%

Reconciliation of Segment Results to Consolidated Results
Total segment operating income	$89,052	$106,580	$276,879	$292,575
Interest expense	3,739	2,898	11,540	12,179
Other expense (income), net	(1,252)	(138)	(2,832)	(821)

Consolidated income before income taxes	$86,565	$103,820	$268,171	$281,217

(1)	See Note 3 “Restructuring.”

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

On October 25, 2012, the Company announced that its Board of Directors, working together with its management team and the Company’s financial advisor, Goldman, Sachs & Co., are exploring strategic alternatives to enhance shareholder value. These alternatives could include, among other things, enhancing the Company’s existing strategic plan or a possible sale or merger of the Company. The Company stated that no decision has been made and that there can be no assurance that the Board’s exploration of strategic alternatives will result in any transaction being entered into or consummated. The Company does not intend to discuss or disclose developments with respect to this process until the Board has approved a definitive course of action.

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

Results of Operations

Performance during the Quarter Ended September 30, 2012 Compared with the Quarter Ended September 30, 2011

Revenues

Revenues decreased $66.2 million, or 10.8%, to $548.5 million in the three-month period ended September 30, 2012, compared to $614.7 million in the same three-month period in 2011. This decrease was attributable to lower volume ($79.0 million, or 12.9%) and unfavorable changes in foreign currency exchange rates ($22.1 million, or 3.6%); partially offset by price increases ($12.7 million, or 2.1%) and the acquisition of Robuschi in the fourth quarter of 2011 ($22.2 million, or 3.6%).

Revenues in the Industrial Products Group decreased $8.4 million, or 2.6%, to $311.8 million in the three-month period ended September 30, 2012, compared to $320.2 million in the same three-month period in 2011. This decrease reflects lower volume ($20.7 million, or 6.4%) and unfavorable changes in foreign currency exchange rates ($15.9 million, or 5.0%); partially offset by price increases ($6.0 million, or 1.9%) and the acquisition of Robuschi in the fourth quarter of 2011 ($22.2 million, or 6.9%). The volume decrease was primarily attributable to a weak global macroeconomic environment resulting in lower demand for industrial products, principally in Europe (exclusive of Robuschi) and China. The effects of these trends were less evident in Asia Pacific, which experienced growth collectively in markets other than China.

Revenues in the Engineered Products Group decreased $57.8 million, or 19.6%, to $236.7 million in the three-month period ended September 30, 2012, compared to $294.5 million in the same three-month period in 2011. This decrease reflects lower volume ($58.3 million, or 19.8%) and unfavorable changes in foreign currency exchange rates ($6.2 million, or 2.1%); partially offset by price increases ($6.7 million, or 2.3%). The volume decrease reflected weaker overall demand for products in the Engineered Products Group portfolio with well servicing pumps and related services accounting for approximately half of the decline in Engineered Products Group revenues.

Gross Profit

Gross profit decreased $17.6 million, or 8.6%, to $187.9 million in the three-month period ended September 30, 2012, compared to $205.5 million in the same three-month period in 2011, and as a percentage of revenues was 34.3% in 2012, compared to 33.4% in 2011. The decrease in gross profit primarily reflects the net unfavorable effects of changes in foreign currency exchange rates and overall volume declines; partially offset by the price increases and the effects of the Robuschi acquisition as discussed above. The increase in gross profit as a percentage of revenues was due to the benefits of operational improvements, cost reductions, and favorable product mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $1.1 million, or 1.2%, to $95.3 million in the three-month period ended September 30, 2012, compared to $94.2 million in the same three-month period in 2011. This increase primarily reflects selling and administrative expenses for Robuschi which was acquired in December 2011 and legal defense fees related to the asbestos and silica personal injury lawsuits discussed in Note 14 “Contingencies” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. These items were partially offset by lower salary expense as a result of restructuring actions, the reversal of accruals for executive incentive and share-based compensation related to the resignation of the Company’s former President and Chief Executive Officer, Barry L. Pennypacker; and the favorable effect of changes in foreign currency exchange rates. Excluding Robuschi-related items, selling and administrative expenses for the three-month period ended September 30, 2012 decreased 4.9% compared to the same three-month period in 2011. As a percentage of revenues, selling and administrative expenses increased to 17.4% in the third quarter of 2012 compared to 15.3% in the third quarter of 2011, primarily as a result of lower revenues in 2012.

Other Operating Expense, Net

Other operating expense, net, decreased $1.1 million, to $3.6 million in the three-month period ended September 30, 2012, compared to $4.7 million in the same three-month period in 2011. This decrease primarily relates to lower restructuring charges of $1.5 million during the three-month period ended September 30, 2012 compared to restructuring charges of $2.6 million during the three-month period ended September 30, 2011. See Note 3 “Restructuring” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for an explanation of the Company’s restructuring activities.

Operating Income

Operating income decreased $17.5 million, to $89.1 million in the three-month period ended September 30, 2012, compared to $106.6 million in the same three-month period in 2011. Operating income as a percentage of revenues in the third quarter of 2012 was 16.2% compared to 17.3% in the third quarter of 2011. This decrease was primarily due to the overall volume declines, net unfavorable effects of changes in foreign currency exchange rates, and increased selling and administrative expenses discussed above; partially offset by price increases and the effects of the Robuschi acquisition. Charges associated with profit improvement initiatives, acquisition-related costs, and other items totaled $1.4 million, or 0.3% of revenues, in the third quarter of 2012 and $4.9 million, or 0.8% of revenues, in the third quarter of 2011.

The Industrial Products Group generated segment operating income and segment operating margin of $39.4 million and 12.6%, respectively, in the three-month period ended September 30, 2012, compared to $38.6 million and 12.1%, respectively, in the same three-month period in 2011 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated operating income). The year over year improvement in operating income and operating margin was primarily attributable to the operating results for Robuschi, which was acquired in December 2011 and price increases, which were partially offset by the net effect of unfavorable changes in foreign currency exchange rates and lower volumes. Charges associated with profit improvement initiatives, acquisition-related costs, and other items totaled $1.0 million, or 0.3% of segment revenues, in the third quarter of 2012 and $3.2 million, or 1.0% of segment revenues, in the third quarter of 2011.

The Engineered Products Group generated segment operating income and segment operating margin of $49.7 million and 21.0%, respectively, in the three-month period ended September 30, 2012, compared to $68.0 million and 23.1%, respectively, in the same three-month period in 2011 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated operating income). The year over year decline in operating income and operating margin was primarily attributable to lower volumes and the net effect of unfavorable changes in foreign currency exchange rates; partially offset by price increases. Charges associated with profit improvement initiatives and other items totaled $0.4 million, or 0.2% of segment revenues, in the third quarter of 2012 and $1.7 million, or 0.5% of segment revenues, in the third quarter of 2011.

Interest Expense

Interest expense increased $0.8 million, to $3.7 million in the three-month period ended September 30, 2012, compared to $2.9 million in the same three-month period in 2011 primarily due to higher average borrowings in the third quarter of 2012, the effects of which were partially offset by lower average interest rates. The weighted average interest rate, including the amortization of debt issuance costs and capital leases, decreased to 3.2% in the third quarter of 2012 compared to 5.3% in the third quarter of 2011.

Provision for Income Taxes

The provision for income taxes was $22.2 million and the effective tax rate was 25.6% for the three-month period ended September 30, 2012, compared to $29.5 million and 28.5%, respectively, in the same three-month period in 2011. The decrease in the effective tax rate for the three-month period ended September 30, 2012 when compared to the same three-month period of 2011 is primarily due to the favorable impact of provision to return adjustments and a lower proportion of U.S. profits, which are generally taxed at a higher rate than the Company’s foreign earnings. These items were partially offset by an increase in non-deductible expenses.

Net Income Attributable to Gardner Denver

Net income attributable to Gardner Denver of $64.1 million and diluted earnings per share (“DEPS”) of $1.30 for the three-month period ended September 30, 2012 compares with net income attributable to Gardner Denver and DEPS of $73.6 million and $1.42, respectively, for the same three-month period in 2011. This decrease reflects the net effect of the operating income, interest expense and income tax factors discussed above. Results in the third quarter of 2012 included charges for profit improvement initiatives, acquisition-related costs, and other items totaling $1.0 million after income taxes, or $0.02 on a diluted per share basis. Results in the third quarter of 2011 included net charges for profit improvement initiatives and other items totaling $3.5 million after income taxes, or $0.06 on a diluted per share basis.

Performance during the Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

Revenues

Revenues increased $8.7 million, or 0.5%, to $1,765.9 million in the nine-month period ended September 30, 2012, compared to $1,757.2 million in the same nine-month period in 2011. This increase was attributable to price increases ($32.8 million, or 1.9%) and the acquisition of Robuschi in the fourth quarter of 2011 ($69.5 million, or 4.0%); partially offset by lower volume in both reportable segments ($38.7 million, or 2.3%) and unfavorable changes in foreign currency exchange rates ($54.9 million, or 3.1%).

Revenues in the Industrial Products Group increased $33.1 million, or 3.5%, to $967.3 million in the nine-month period ended September 30, 2012, compared to $934.2 million in the same nine-month period in 2011. This increase reflects price increases ($14.7 million, or 1.6%) and the acquisition of Robuschi in the fourth quarter of 2011 ($69.5 million, or 7.4%); partially offset by lower volume ($12.6 million, or 1.4%) and unfavorable changes in foreign currency exchange rates ($38.5 million, or 4.1%). The net volume decrease during the nine-month period ended September 30, 2012 reflects the weakening global macroeconomic conditions and lower demand for industrial products. This trend of weakening demand for industrial products was particularly evident during the second and third quarters of 2012 in Europe (exclusive of Robuschi) and China. The effects of these trends were less evident in Asia Pacific, which experienced consistent growth in 2012 in markets other than China when compared to the same nine-month period in 2011.

Revenues in the Engineered Products Group decreased $24.5 million, or 3.0%, to $798.5 million in the nine-month period ended September 30, 2012, compared to $823.0 million in the same nine-month period in 2011. This decrease reflects lower volume ($26.2 million, or 3.2%) and unfavorable changes in foreign currency exchange rates ($16.4 million, or 2.0%); partially offset by price increases ($18.1 million, or 2.2%). The net volume decrease reflected declining order levels and backlog throughout 2012 for well servicing pumps and related services. These declines, as well as weaker demand for other products in the Engineered Products portfolio, were partially offset by improved demand for liquid-ring vacuum pumps. See the “Outlook” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Quarterly Report on Form 10-Q for information concerning forecasted demand for well servicing pumps and related services.

Gross Profit

Gross profit increased $2.2 million, or 0.4%, to $602.4 million in the nine-month period ended September 30, 2012, compared to $600.2 million in the same nine-month period in 2011, and as a percentage of revenues was 34.1% in 2012, compared to 34.2% in 2011. The increase in gross profit primarily reflects price increases and the effects of the Robuschi acquisition; partially offset by overall volume declines and the net unfavorable effects of changes in foreign currency exchange rates as discussed above. In addition, gross profit for the nine-month period ended September 30, 2012 was negatively impacted by a non-recurring charge of $4.0 million, or 0.7%, associated with valuing the Robuschi inventory at fair value on the acquisition date. The non-recurring effect of these charges on gross profit as a percentage of revenues was offset by the benefits of operational improvements, cost reductions, and favorable product mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $9.1 million, or 3.1%, to $304.3 million in the nine-month period ended September 30, 2012, compared to $295.2 million in the same nine-month period in 2011. This increase primarily reflects selling and administrative expenses for Robuschi, which included amortization of an acquisition fair value adjustment related to customer backlog, and legal defense fees related to the asbestos and silica personal injury lawsuits discussed in Note 14 “Contingencies” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. These items were partially offset by lower levels of executive and incentive compensation and commissions, the reversal of accruals for executive incentive and share-based compensation related to the resignation of the Company’s former President and Chief Executive Officer, Barry L. Pennypacker; and the favorable effect of changes in foreign currency exchange rates. Excluding Robuschi-related items, selling and administrative expenses for the nine-month period ended September 30, 2012 decreased 4.1% compared to the same nine-month period in 2011. As a percentage of revenues, selling and administrative expenses increased to 17.2% for the nine-month period ended September 30, 2012 compared to 16.8% during the same period in 2011.

Other Operating Expense, Net

Other operating expense, net, increased $8.8 million, to $21.2 million in the nine-month period ended September 30, 2012, compared to $12.4 million in the same nine-month period in 2011. This increase primarily relates to restructuring charges of $15.8 million during the nine-month period ended September 30, 2012 compared to restructuring charges of $6.6 million during the nine-month period ended September 30, 2011. See Note 3 “Restructuring” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for an explanation of the Company’s restructuring activities.

Operating Income

Operating income decreased $15.7 million, to $276.9 million in the nine-month period ended September 30, 2012, compared to $292.6 million in the same nine-month period in 2011. Operating income as a percentage of revenues for the nine-month period ended September 30, 2012 was 15.7% compared to 16.6% during the same period in 2011. The decrease in operating income as a percentage of revenues was primarily due to the previously mentioned increases in selling and administrative expenses and other operating expense, net. Charges associated with profit improvement initiatives, purchase accounting, and other items totaled $25.8 million, or 1.5% of revenues, through the third quarter of 2012 and $11.8 million, or 0.7% of revenues, in the same period of 2011.

The Industrial Products Group generated segment operating income and segment operating margin of $95.8 million and 9.9%, respectively, in the nine-month period ended September 30, 2012, compared to $103.7 million and 11.1%, respectively, in the same nine-month period in 2011 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated operating income). The year over year decline in operating income and operating margin was primarily attributable to restructuring charges of $12.6 million for the nine-month period ended September 30, 2012 compared to $5.3 million in the same nine-month period in 2011, and the net unfavorable effects of changes in foreign currency exchange rates. Operating income for the nine-month period ended September 30, 2012 also included $4.3 million related to Robuschi, which was composed of $11.7 million of incremental profit and non-recurring charges related to acquisition fair value adjustments associated with inventory and backlog of $7.4 million. Charges associated with profit improvement initiatives, purchase accounting, and other items totaled $22.0 million, or 2.3% of segment revenues, through the third quarter of 2012 and $8.8 million, or 0.9% of segment revenues, in the same period of 2011.

The Engineered Products Group generated segment operating income and segment operating margin of $181.1 million and 22.7%, respectively, in the nine-month period ended September 30, 2012, compared to $188.8 million and 22.9%, respectively, in the same nine-month period in 2011 (see Note 15 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated operating income). The year over year decline in operating income and operating margin was primarily attributable to lower overall volumes and the net unfavorable effects of changes in foreign currency exchange rates; which were partially offset by price increases. Charges associated with profit improvement initiatives and other items totaled $3.8 million, or 0.5% of segment revenues, through the third quarter of 2012 and $3.0 million, or 0.4% of segment revenues, in the same period of 2011.

Interest Expense

Interest expense decreased $0.7 million, to $11.5 million in the nine-month period ended September 30, 2012, compared to $12.2 million in the same nine-month period in 2011 primarily due to the retirement of the Company’s 8% Senior Subordinated Notes in the second quarter of 2011 and the general decline of interest rates applicable to the Company’s debt instruments during the twelve-month period ended September 30, 2012. The effects of these items were partially offset by higher average borrowings during the nine-month period ended September 30, 2012 when compared to the same period of 2011. The weighted average interest rate, including the amortization of debt issuance costs and capital leases, decreased to 3.5% during the nine-month period ended September 30, 2012 compared to 6.3% during the same period in 2011.

Provision for Income Taxes

The provision for income taxes was $73.1 million and the effective tax rate was 27.3% for the nine-month period ended September 30, 2012, compared to $79.3 million and 28.2%, respectively, in the same nine-month period in 2011. The decrease in the effective tax rate for the nine-month period ended September 30, 2012 when compared to the same nine-month period of 2011 is primarily due to the favorable impact of provision to return adjustments and a non-U.S. tax law change.

Net Income Attributable to Gardner Denver

Net income attributable to Gardner Denver of $194.2 million and DEPS of $3.88 for the nine-month period ended September 30, 2012 compares with net income attributable to Gardner Denver and DEPS of $200.2 million and $3.82, respectively, for the same nine-month period in 2011. This decrease in net income attributable to Gardner Denver reflects the net effect of the operating income, interest expense and income tax factors discussed above. DEPS for the nine-month period ended September 30, 2012 includes the favorable impact of share repurchases under publicly announced share repurchase programs. The repurchase of 1.8 million shares during the six-month period ended June 30, 2012 favorably impacted DEPS for the nine-month period ended September 30, 2012 by approximately $0.07. Results during the nine-month period ended September 30, 2012 included charges for profit improvement initiatives, purchase accounting, and other items totaling $18.8 million after income taxes, or $0.38 on a diluted per share basis. Results during the nine-month period ended September 30, 2011 included net charges for profit improvement initiatives and other items totaling $8.4 million after income taxes, or $0.16 on a diluted per share basis.

Outlook

Engineered Products Group

Orders in the Engineered Products Group in the third quarter of 2012 decreased 35.6% to $193.4 million, compared to $300.5 million in the third quarter of 2011. The decrease in orders was primarily due to weaker demand for drilling and well servicing pumps, OEM pumps, loading arms, and liquid-ring vacuum pumps ($100.3 million, or 33.4%). Orders were also negatively impacted by unfavorable changes in foreign currency exchange rates ($6.8 million, or 2.2%). Order backlog for the Engineered Products Group decreased 19.8% to $333.2 million as of September 30, 2012 from $415.6 million at December 31, 2011 due to the level of orders for the nine-month period ended September 30, 2012 relative to shipments (net decrease in backlog of $82.1 million, or 19.8%) and the unfavorable effect of changes in foreign currency exchange rates ($0.3 million, or 0.1%). Compared to the prior year backlog of $420.8 million, order backlog decreased 20.8%, due to the level of orders for the trailing twelve-month period ended September 30, 2012 relative to shipments (net decrease in backlog of $84.7 million, or 20.1%) and the unfavorable changes in foreign currency exchange rates ($2.9 million, or 0.7%).

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

As a result of the decline in natural gas prices and excessive natural gas inventory levels, the Company expects significantly less demand and sales for its well servicing products for the remainder of the year when compared to actual results for the nine-month period ended September 30, 2012. This business is part of our Petroleum & Industrial Pumps business (“P&IP”). Approximately $300 million, or 65%, of P&IP’s total 2011 revenues were derived from the well servicing business, which includes sales of OEM pressure pumps, fluid-ends and repairs. Well servicing revenues in 2011 were approximately evenly-split between sales of OEM pressure pumps and aftermarket revenues.

The Company has been a market leader in well servicing for over twenty years and counts many large, well established companies as long-standing customers. The customer order backlog for our well servicing business as of September 30, 2012 includes orders for OEM pressure pumps. The Company continues to engage in constructive dialogue with its customers concerning these expected shipments. Order cancellations in response to current market conditions to date have not been material. However, the decreased levels of expected demand for these products, which was evident in the decline in orders for the three-month period ended September 30, 2012, may result in material order cancellations or customer-requested delays in the delivery of orders included in the backlog as of September 30, 2012 in the future.

Industrial Products Group

The Company believes that demand for products in its Industrial Products Group generally correlates with the rate of total industrial capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Capacity utilization rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product around the world. The global economic crisis was followed in 2010 and 2011 by improvements in global capacity utilization rates; however, these trends may not continue during the remainder of 2012 as macroeconomic conditions are showing signs of consistent weakness in many geographic regions, especially in Europe and China. These conditions will continue to impact the level of demand for products in the Industrial Products Group.

Orders in the Industrial Products Group in the third quarter of 2012 decreased $38.2 million, or 11.7%, to $289.0 million, compared to $327.2 million in the third quarter of 2011. Organically, orders declined $41.6 million, or 12.7%, due to weakening global macroeconomic conditions. Additionally, orders were negatively impacted by unfavorable changes in foreign currency exchange rates ($15.0 million, or 4.6%). These declines were partially offset by the incremental effect of orders associated with Robuschi, which accounted for $18.4 million, or 5.6%, of the total orders for the period. Order backlog for the Industrial Products Group increased 2.4% to $260.6 million as of September 30, 2012 from $254.4 million at December 31, 2011 due to the level of orders for the nine-month period ended September 30, 2012 relative to shipments (net increase in backlog of $5.3 million, or 2.1%) and the favorable effect of changes in foreign currency exchange rates ($0.9 million, or 0.3%). Order backlog for the Industrial Products Group as of September 30, 2012 increased 4.8% compared to $248.6 million as of September 30, 2011 due to the Robuschi acquisition ($21.1 million, or 8.5%) and the favorable effect of changes in foreign currency exchange rates ($0.5 million, or 0.2%); which where were partially offset by the level of organic orders for the trailing twelve-month period ended September 30, 2012 relative to shipments ($9.6 million, or 3.9%). The Company currently expects that weakening global macroeconomic conditions will continue to put pressure on demand levels for products in the Industrial Products Group.

Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or cancelled, order backlog is not necessarily indicative of future revenue levels.

Restructuring and Profitability Improvement

In 2012 the Company launched a broad restructuring program designed to optimize the Company’s global manufacturing footprint, better serve customers and expand margins. The initial phase of the global restructuring effort was commenced in the first quarter of 2012. These restructuring actions were primarily focused on the European and North American operations included in the Industrial Products Group reportable segment. These actions, once completed, will reduce the Company’s global headcount by approximately 7%. In addition, the Company will close four production facilities, including two facilities in the U.S. and one each in Sweden and the UK. The Company recorded charges related to the initial phase of the restructuring plans of $1.4 million and $14.7 million in the three and nine-month periods ended September 30, 2012, respectively. The Company expects to complete the specific steps contemplated by this initial phase by the end of 2014 and to incur related additional charges of approximately $9.4 million.

On August 16, 2012, the Company announced the launch of phase two of the restructuring program. Phase two involves further reductions in the number of manufacturing facilities and associated headcount. Phase two of the program is subject to required consultations with local stakeholders, including employee representatives, and will continue until the end of 2015.

The Company expects to incur severance and other employment related benefit costs in the range of $60 to $65 million and other costs in the range of $15 to $20 million for phase one and phase two of the restructuring program. Non-cash charges, primarily related to fixed assets, are expected to be in the range of $10 to $15 million. Phase one and two of the restructuring program are expected to generate annualized, pre-tax cost savings of $35 to $40 million by 2016, with $10 to $15 million expected to be achieved in 2013. The Company expects that the restructuring program will be able to be funded with existing cash resources and cash flows from operations.

Liquidity and Capital Resources

Working Capital

	September 30, 2012	December 31, 2011	Increase (Decrease)
Net Working Capital:
Total current assets	$1,117,095	$1,015,734	$101,361
Less: Total current liabilities	515,090	505,754	9,336

Net working capital	$602,005	$509,980	$92,025

	September 30, 2012	December 31, 2011	Increase (Decrease)
Operating Working Capital:
Accounts receivable, net	$451,132	$477,505	$(26,373)
Plus: Inventories, net	353,371	311,679	41,692
Less: Accounts payable	195,934	214,514	(18,580)
Less: Accrued liabilities	210,901	213,548	(2,647)

Operating working capital	$397,668	$361,122	$36,546

Net working capital increased $92.0 million to $602.0 million at September 30, 2012 from $510.0 million at December 31, 2011. Operating working capital increased $36.5 million to $397.7 million at September 30, 2012 from $361.1 million at December 31, 2011 due to higher inventory, lower accounts payable and accrued liabilities, partially offset by lower accounts receivable. The decrease in accounts receivable was primarily due to lower levels of sales and the effect of changes in foreign currency exchange rates ($2.3 million), which were partially offset by slower collections. Days sales in receivables increased to 76 at September 30, 2012 from 72 at December 31, 2011 and 69 days at September 30, 2011. The increase in inventory primarily reflects the decline in both orders and backlog during the nine-month period ended September 30, 2012, particularly in the well servicing business; which were partially offset by reduced purchasing levels and the effect of changes in foreign currency exchange rates ($2.1 million). Inventory turns were 4.1 at September 30, 2012, compared with 5.2 at December 31, 2011 and 5.8 at September 30, 2011. The decrease in accounts payable was primarily due to the timing and lower levels of payments to vendors. See Note 6 “Accrued Liabilities” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for additional information related to the net change in this balance for the nine-month period ended September 30, 2012.

Cash Flows

Cash provided by operating activities of $202.4 million in the nine-month period ended September 30, 2012 decreased $9.1 million from $211.5 million in the nine-month period ended September 30, 2011. This decrease was primarily due to slightly lower net income (excluding non-cash charges for depreciation and amortization and unrealized foreign currency transaction gains and losses) in 2012 compared to 2011 and net changes in working capital. Operating working capital used cash of $33.9 million in the nine-month period ended September 30, 2012 compared to $27.5 million in the same nine-month period of 2011. Changes in accounts receivable generated cash of $27.1 million in the nine-month period ended September 30, 2012 compared to cash used in accounts receivable of $91.3 million in the nine-month period ended September 30, 2011, reflective of the change in sales volumes within both periods. Cash used in inventory of $41.3 million and $42.1 million in the nine-month periods of 2012 and 2011, respectively, primarily reflected the accumulation of raw materials inventory due to the precipitous decline in order and backlog levels during the nine-month period ended September 30, 2012, which was in contrast to the increase in inventory due to steady growth in orders and backlog during the same nine-month period of 2011. Changes in accounts payable and accrued expenses used cash of $19.7 million in the nine-month period ended September 30, 2012 compared to cash generated of $105.8 million in the nine-month period ended September 30, 2011. The year over year decrease was primarily due to reduced purchasing levels and cost containment in 2012 in response to sudden declines in order and backlog levels, which was in contrast to the steady growth in orders and backlog during the same nine-month period of 2011.

Net cash used in investing activities of $29.0 million and $38.4 million in the nine-month periods ended September 30, 2012 and 2011, respectively, consisted primarily of capital expenditures on assets intended to increase productivity and reduce costs. The Company currently expects capital expenditures to total approximately $50 million for the full year 2012. As a result of the Company’s application of lean principles, non-capital or less capital-intensive solutions are often utilized in process improvement initiatives and capital replacement. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future. Net cash used in investing activities for the nine-month period ended September 30, 2012 also included $8.1 million of proceeds for long-lived asset disposals, which were primarily related to the sale of a previously-exited manufacturing plant.

Net cash used in financing activities was $78.8 million in the nine-month period ended September 30, 2012 compared to $183.4 million used in the same nine-month period in 2011. Cash was generated from net proceeds from short and long-term borrowings totaling $36.5 million in the nine-month period ended September 30, 2012 compared to cash used for net repayments of short and long-term borrowings of $31.3 million in the same nine-month period in 2011. The Company’s redemption of its Senior Subordinated Notes (aggregate principal of $125.0 million) in the second quarter of 2011 was funded with available cash of $55.0 million and borrowings under its revolving credit facility of $70.0 million. Cash used for the repurchase of shares of the Company’s common stock totaled $115.2 million and $132.6 million in the nine-month periods ended September 30, 2012 and 2011, respectively, including shares exchanged or surrendered in connection with its stock option plans of $1.3 million and $1.2 million in 2012 and 2011, respectively. During the third quarter of 2011, the Company completed the purchase of the equity interests of the minority shareholders of its two joint ventures in China for a total cost of RMB 122.0 million ($18.8 million based on exchange rates at the date of payment). The purchase was accounted for by the Company as an equity transaction. Cash dividends paid were $7.5 million and $7.9 million ($0.15 per common share) in the nine-month periods ended September 30, 2012 and 2011, respectively.

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

In May 2012, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1.6 million shares of the Company’s outstanding common stock plus an additional amount of common shares to offset dilution resulting from grants under the Company’s equity compensation plans. As of September 30, 2012, there were 1.6 million shares available for purchase under this program.

All common stock acquired under repurchase programs will be held as treasury stock and will be available for general corporate purposes.

Liquidity

The Company’s debt to total capital ratio (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 24.3% as of September 30, 2012 compared to 24.0% as of December 31, 2011. This increase primarily reflects a $36.2 million net increase in borrowings.

The Company’s primary cash requirements include working capital, capital expenditures, principal and interest payments on indebtedness, cash dividends on its common stock, selective acquisitions, restructuring costs, and common stock repurchases. The Company’s primary sources of funds are its net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At September 30, 2012, the Company had cash and cash equivalents of $248.9 million, of which $3.2 million was pledged to financial institutions as collateral to support issued standby letters of credit and similar instruments. The Company also had $137.8 million of unused availability under its Revolving Line of Credit at September 30, 2012. Based on the Company’s financial position at September 30, 2012 and its pro-forma results of operations for the twelve months then ended, the unused availability under its Revolving Line of Credit would not have been limited by the financial ratio covenants in the 2008 Credit Agreement (as described below).

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

The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25% with respect to floating rate loans. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s consolidated total debt to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. At September 30, 2012, the applicable margin percentage over LIBOR under the 2008 Credit Agreement was a weighted average of 1.65% with respect to the term loans and 1.65% with respect to loans under the Revolving Line of Credit, and the applicable margin percentage over the base rate was 0.75% with respect to floating rate loans.

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

The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations above defined thresholds. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of September 30, 2012, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.

The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.

The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating to approximately $16.5 million and $214.6 million for the remainder of 2012 and 2013, respectively. The Euro Term Loan requires quarterly principal payments in Euros aggregating to approximately $9.7 million and $27.7 million for the remainder of 2012 and 2013, respectively (based on USD exchange rates as of September 30, 2012).

The Revolving Line of Credit matures on October 15, 2013. Loans under this facility may be denominated in USD or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement. On September 30, 2012, the Revolving Line of Credit had an outstanding principal balance of $157.0 million. In addition, letters of credit in the amount of $15.3 million were outstanding on the Revolving Line of Credit at September 30, 2012, leaving $137.8 million available for future use, subject to the terms of the Revolving Line of Credit.

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

Contractual Obligations and Commitments

The following table and accompanying disclosures summarize the Company’s significant contractual obligations at September 30, 2012 and the effect such obligations are expected to have on its liquidity and cash flows in future periods:

		Payments Due by Period
(Dollars in millions)	Total	Balance of 2012	2013-2014	2015–2016	After 2016
Contractual Cash Obligations

Debt	$433.4	$29.0	$401.3	$0.8	$2.3
Estimated interest payments (1)	12.8	3.0	8.4	0.8	0.6
Capital leases	6.6	0.1	0.5	2.5	3.5
Operating leases	119.0	8.2	46.2	26.2	38.4
Purchase obligations (2)	281.5	193.8	87.3	0.4	0.0

Total	$853.3	$234.1	$543.7	$30.7	$44.8

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.
(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of September 30, 2012. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows related to the purchase of inventory or services.

The above table does not include the Company’s total pension and other postretirement benefit liabilities and net deferred income tax liabilities recognized on the consolidated balance sheet as of September 30, 2012 because such liabilities, due to their nature, do not represent expected liquidity needs. There have not been material changes to such liabilities or the Company’s minimum pension funding obligations other than as disclosed in Note 7 “Pension and Other Postretirement Benefits” and Note 12 “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. Also please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of September 30, 2012, the Company had $76.2 million in such instruments outstanding and had pledged $3.2 million of cash to the issuing financial institutions as collateral for such instruments.

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

Critical Accounting Policies and Estimates

Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s 2011 Annual Report on Form 10-K, filed on February 27, 2012, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting policies during the quarter ended September 30, 2012.

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

These risks, uncertainties and other factors include, but are not limited to: (1) exposure to cycles in specific markets, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s industrial products; (2) the risks that the Company will not realize the expected financial benefits from future restructuring actions; (3) the Company’s exposure to the risks associated with instability in the global economy, which may negatively impact its revenues, liquidity, suppliers and customers; (4) the risks associated with the potential loss of key customers for petroleum products and the potential resulting negative impact on the Company’s profitability and cash flows; (5) the risks associated with competition in the Company’s market segments, particularly the pricing of the Company’s products; (6) the risks associated with the actions of shareholders; (7) the loss of, or disruption in, the Company’s distribution network could have a negative impact on the Company’s ability to ship products, meet customer demand, and otherwise operate its business; (8) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly copper, aluminum, iron casting and other metal suppliers; (9) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. Dollar (“USD”), the euro (“EUR”), the British pound sterling (“GBP”) and the Chinese Yuan (“CNY”)); (10) the risks associated with potential changes in shale oil and gas regulation; (11) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (12) the ability to attract and retain quality executive management and other key personnel; (13) the risk that communication or information systems failure may disrupt the Company’s business and result in financial loss and liability to its customers; (14) the ability to avoid employee work stoppages and other labor difficulties; (15) the risks associated with pending asbestos and silica personal injury lawsuits; (16) the risk of non-compliance with U.S. and foreign laws and regulations applicable to the Company’s international operations, including the U.S. Foreign Corrupt Practices Act and other similar laws; (17) the risks associated with environmental compliance costs and liabilities, including the compliance costs and liabilities of future climate change regulations; (18) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; (19) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of the Company’s total assets, are impaired; (20) risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (21) the ability to continue to identify and complete strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; (22) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets; (23) the risk that the Company is unable to develop new products and technologies, which may negatively impact our sales and market share; and (24) risks relating to our exploration of strategic alternatives. The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of September 30, 2012 and December 31, 2011, are summarized in Note 11 “Hedging Activities and Fair Value Measurements” in the “Notes to Condensed Consolidated Financial Statements.”

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

Interest Rate Risk

The Company’s exposure to interest rate risk results primarily from its borrowings of $440.0 million at September 30, 2012. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. The interest rates on approximately 47% of the Company’s borrowings were effectively fixed as of September 30, 2012. If the relevant LIBOR amounts for all of the Company’s borrowings had been 100 basis points higher than actual in the nine-month period ended September 30, 2012, the Company’s interest expense would have increased by $2.3 million.

Exchange Rate Risk

A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the U.S. in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Other than the USD, the EUR, GBP, and CNY are the principal currencies in which the Company and its subsidiaries enter into transactions. The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At September 30, 2012, the notional amount of open forward currency contracts was $49.3 million and their aggregate fair value was an asset of $0.4 million.

To illustrate the impact of currency exchange rates on the Company’s financial results, the Company’s operating income for the nine-month period ended September 30, 2012 would have decreased by approximately $14.0 million if the USD had been 10% more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.

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

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the Interim Chief Executive Officer and Vice President and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the Interim Chief Executive Officer and Vice President and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our exploration of strategic alternatives could have a negative impact on our business.

In October 2012, we announced that we are exploring strategic alternatives to enhance shareholder value, including, among other things, enhancing the Company’s existing strategic plan or a possible sale or merger of the Company. There can be no assurance that such a review will result in any transaction or any change in the Company’s existing strategic plan, or that any transaction or change will enhance shareholder value. During our review, our stock price may significantly fluctuate in response to developments in our review or market speculation regarding such developments. If a transaction does not occur, the share price of our common stock may decline significantly to the extent that the market price reflects an expectation that a transaction will be completed. The process of exploring strategic alternatives may be disruptive to our business operations; create uncertainties with current and potential customers, employees and business relationships; distract the Company’s management team from their day-to-day responsibilities; could make it more difficult to hire, retain and motivate key employees; could create difficulties in preserving the commercially sensitive confidential information that may need to be disclosed to other persons during this process; and is likely to result in increased general and administrative expenses, legal and third party consultant fees. The occurrence of any one or more of the above events could have a material adverse impact on our business, financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities during the three months ended September 30, 2012 are listed in the following table.

Period	Total Number of Shares Purchased(1) (4)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3) (4)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
July 1, 2012 – July 31, 2012	—	—	—	1,600,000
August 1, 2012 – August 31, 2012	—	—	—	1,600,000
September 1, 2012 – September 30, 2012	4,816	60.98	—	1,600,000

Total	4,816	60.98	—	1,600,000

(1)	Includes shares exchanged or surrendered in connection with the exercise or vesting of equity awards under Gardner Denver’s Amended and Restated Long-Term Incentive Plan.
(2)	Excludes commissions.
(3)	In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1.3 million shares of the Company’s outstanding common stock plus an additional amount of common stock to offset dilution resulting from grants under the Company’s equity compensation plans. The repurchases during the six-month period ended June 30, 2012 exhausted the availability under these programs. In May 2012, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1.6 million shares of the Company’s outstanding common stock plus an additional amount of common shares to offset dilution resulting from grants under the Company’s equity compensation plans. As of September 30, 2012, there were 1.6 million shares available for repurchase under this program.

(4)	The number of shares purchased includes common stock purchased to offset dilution resulting from grants under the Company’s equity compensation plans.

Item 6. Exhibits

See the list of exhibits in the Index to Exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC.

(Registrant)

Date: October 29, 2012	By:	/s/ Michael M. Larsen
Michael M. Larsen
Interim Chief Executive Officer

Date: October 29, 2012	By:	/s/ Michael M. Larsen
Michael M. Larsen
Vice President and Chief Financial Officer

Date: October 29, 2012	By:	/s/ David J. Antoniuk
David J. Antoniuk
Vice President and Corporate Controller
(Principal Accounting Officer)

GARDNER DENVER, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1

Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 3, 2006 (File No. 001-13215), and incorporated herein by reference.

3.2

Amended and Restated Bylaws of Gardner Denver, Inc., filed as Exhibit 3.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 4, 2008 (File No. 001-13215), and incorporated herein by reference.

4.1

Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 21, 2005 (File No. 001-13215), and incorporated herein by reference.

4.2

Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 29, 2009, between Gardner Denver, Inc. and Wells Fargo Bank, National Association as Rights Agent, filed as Exhibit 4.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 29, 2009 (File No. 001-13215), and incorporated herein by reference.

10.1

Waiver and Release Agreement, dated as of July 15, 2012, between Gardner Denver, Inc. and Barry L. Pennypacker, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed July 18, 2012 (File No. 001-13215), and incorporated herein by reference.

10.2

Offer Letter of Employment, dated as of July 27, 2012, between Gardner Denver, Inc. and T. Duane Morgan, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 1, 2012 (File No. 001-13215), and incorporated herein by reference.

10.3*	Form of Executive Change in Control Agreement.

10.4*	Gardner Denver, Inc. Severance Program.

31.1*

Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

The SEC File No. for documents incorporated by reference is 001-13215 except as noted.

*	Filed herewith.
**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as expressly set forth by specific reference in such filing.