Form 10-K
period 2012-12-31
GARDNER DENVER INC
filed 2013-02-27
CIK 916459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on June 30, 2012 was approximately $2,580.2 million.

Common stock outstanding at January 31, 2013: 49,145,168 shares.

Documents Incorporated by Reference

Portions of the Gardner Denver, Inc. Proxy Statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These risks, uncertainties and other factors include, but are not limited to: (1) risks relating to our exploration of strategic alternatives; (2) the risks that the Company will not realize the expected financial benefits from future restructuring actions; (3) exposure to cycles in specific markets, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s industrial products; (4) the risks and costs associated with the actions of shareholders; (5) the Company’s exposure to the risks associated with instability in the global economy, which may negatively impact its revenues, liquidity, suppliers and customers; (6) the risks associated with the potential loss of key customers for petroleum products and the potential resulting negative impact on the Company’s profitability and cash flows; (7) the risks associated with competition in the Company’s market segments, particularly the pricing of the Company’s products; (8) the loss of, or disruption in, the Company’s distribution network could have a negative impact on the Company’s ability to ship products, meet customer demand, and otherwise operate its business; (9) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly copper, aluminum, iron casting and other metal suppliers; (10) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. Dollar (“USD”), the euro (“EUR”), the British pound sterling (“GBP”) and the Chinese Yuan (“CNY”)); (11) the risks associated with potential changes in shale oil and gas regulation; (12) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (13) the ability to attract and retain quality executive management and other key personnel; (14) the risk that communication or information systems failure may disrupt the Company’s business and result in financial loss and liability to its customers; (15) the ability to avoid employee work stoppages and other labor difficulties; (16) the risks associated with pending asbestos and silica-related personal injury lawsuits; (17) the risk of non-compliance with U.S. and foreign laws and regulations applicable to the Company’s international operations, including the U.S. Foreign Corrupt Practices Act and other similar laws; (18) the risks associated with environmental compliance costs and liabilities, including the compliance costs and liabilities of future climate change regulations; (19) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; (20) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of the Company’s total assets, are impaired; (21) risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (22) risks associated with the Company’s inability to access capital; (23) the ability to continue to identify and complete strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; (24) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets; and (25) the risk that the Company is unable to develop new products and technologies, which may negatively impact our sales and market share. The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

The Company’s divisional operations are combined into two major product groups: the Industrial Products Group and the Engineered Products Group. Approximately 42% of the Industrial Products Group revenue is generated through distribution, approximately 40% is sold directly to the end customer and the balance is for OEM products. By comparison, approximately 59% of Engineered Products Group revenue is sold directly to the end user, approximately 31% is used in OEM products and the balance is sold through distribution.

For the year ended December 31, 2012, the Company’s revenues were approximately $2.4 billion, of which 55% were derived from sales of Industrial Products and 45% were from sales of Engineered Products. Approximately 37% of the Company’s total revenues for the year ended December 31, 2012 were derived from sales to customers in the United States and approximately 63% were from sales to customers in various countries outside the United States. Of the total non-U.S. sales, 58% were to Europe, Middle East, and Africa, 30% to Asia Pacific, 5% to Canada, 3% to Brazil, and 4% to other regions. See Note 20 “Segment Information” in the “Notes to Consolidated Financial Statements.”

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

The commitment of the Company’s employees to the goals and vision of the Gardner Denver Way enables the Company to use those resources to create a stronger company. By empowering the Company’s employees, the Gardner Denver Way engages the creativity of all employees to develop innovative products and services that meet the needs of the Company’s customers, to quickly recognize opportunities and to capitalize on them. Innovation and velocity are the core of the Gardner Denver Way – driving the Company’s differentiation from its competitors.

Significant Accomplishments in 2012

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

The Company’s significant accomplishments in 2012 included:

•

As a result of continued execution of the Gardner Denver strategy and ongoing operational improvements through application of the Gardner Denver Way, the Company achieved diluted earnings per share of $5.28 for the year ended December 31, 2012. Full year consolidated revenues were $2.36 billion and operating margins finished at 15.8%.

•

Continued progress on simplifying and eliminating redundancy from Gardner Denver’s cost structure by closing, or announcing the closure of, 22 locations and eliminating approximately 5% of headcount in 2012. The Company also announced its plan for European restructuring in the Industrial Products Group with a focus on consolidating manufacturing facilities and reducing associated staffing levels to increase operational efficiency. The initiative is expected to conclude in 2015, with an expected total of $85-$100 million of cash and non-cash costs to be incurred by 2015 and annualized, pre-tax costs savings of $35-$40 million to be achieved by 2016.

•

Generated $289 million in net cash from operating activities, which was in excess of net income. Uses of cash during 2012 included investments in capital projects of $49.7 million, repurchases of common shares of $115.5 million, and payment of cash dividends of $9.9 million ($0.20 per common share). The Company’s cash balance of $254.0 million, financing alternatives and availability under its various borrowing facilities provide the flexibility to consider acquisition opportunities should they arise.

•

Developed new products that incorporate the voice of the customer, provide differentiation from the competition and strengthen the Company’s position as a leader in innovation. Examples include the Maverick drilling pump and Falcon fluid end.

•	Completed two separate world class facilities in Ft. Worth, Texas and Altoona, Pennsylvania focused exclusively on aftermarket products and services within the Company’s Energy business.

•

Initiated the transition of the EPG Nash division’s global headquarters and US manufacturing and distribution operations to a new site in Bentleyville, Pennsylvania. The transition includes the movement of headquarters functions from Trumbull, Connecticut and manufacturing operations from Elizabeth, Pennsylvania in 2012, the distribution center from St. Louis, Missouri in 2014, and manufacturing operations from Trumbull, Connecticut in 2016.

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

In December 2011, the Company acquired Robuschi S.p.A (“Robuschi”), a leading European producer of blowers, pumps and associated packages. These products are used in a wide variety of end markets including wastewater, mining, and power generation, as well as general industrial applications. With facilities in Noceto, Italy; Sao Paulo, Brazil; and Shanghai, China, in addition to its main production facility in Parma, Robuschi serves over 3,000 customers and has an installed base in excess of 200,000 units. This acquisition was complementary to the Company’s Industrial Products Group product portfolio.

Markets and Products

A description of the particular products manufactured and sold by Gardner Denver in its two reportable segments as of December 31, 2012 is set forth below. For financial information over the past three years on the Company’s performance by reportable segment and the Company’s international sales, refer to Note 20 “Segment Information” in the “Notes to Consolidated Financial Statements.”

Industrial Products Group Segment

In the Industrial Products Group, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air and gas compressors; positive displacement, centrifugal, and side channel blowers; and vacuum pumps, primarily serving manufacturing, transportation and general industry and selected OEM and engineered system applications. The Company also markets and services complementary ancillary products. Industrial Products Group sales for the year ended December 31, 2012 were approximately $1.3 billion.

Compressors are used to increase the pressure of gas, including air. The Company’s reciprocating compressors range from fractional to 1,500 horsepower and are sold under the Gardner Denver, Champion, Bottarini, CompAir, Mako, Reavell and Belliss & Morcom trademarks. The Company’s lubricated rotary screw compressors range from 5 to 680 horsepower and are sold under the Gardner Denver, Bottarini, Electra-Screw, Electra-Saver, Electra-Saver II, Enduro, RotorChamp, Tamrotor, CompAir and Tempest trademarks. The Company’s oil-free rotary screw compressors range from 5 to 150 horsepower and are sold under the Gardner Denver, CompAir and Dryclon trademarks. The Company’s oil-free centrifugal compressors range from 200 to 400 horsepower and are sold under the Quantima trademark. The Company also has a full range of portable compressors that are sold under the CompAir and Bottarini trademarks.

Blowers are used to produce a high volume of air at low pressure or vacuum. The Company’s positive displacement blowers range from 0 to 36 PSIG discharge pressure and 0 to 29.9 inches of mercury (in Hg) vacuum and capacity range of 0 to 17,000 cubic feet per minute (CFM) and are sold under the trademarks Sutorbilt, DuroFlow, CycloBlower, HeliFlow, Robuschi, TriFlow, Drum, Wittig and Elmo Rietschle. The Company’s side channel blowers range from 0 to 15 PSIG discharge pressure and 20 inches Hg vacuum and capacity range of 0 to 1,500 CFM and are sold under the Elmo Rietschle, and Airgen trademarks. The Company’s sliding vane compressors and vacuum pumps range from 0 to 150 PSIG discharge pressure and 29.9 inches Hg vacuum and capacity range of 0 to 3,000 CFM and are sold under the Gardner Denver, Hydrovane, Elmo Rietschle, Drum and Wittig trademarks. The Company’s engineered vacuum systems are used in industrial cleaning, hospitals, dental offices, general industrial applications and the chemical industry and are sold under the Gardner Denver, and Elmo Rietschle trademarks. The Company’s engineered systems range from 0 to 32 PSIG discharge pressure and 29.9 inches Hg vacuum and capacity range of 50 to 3,000 CFM and are sold under the Elmo Rietschle trademark.

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

The Industrial Products Group operates production facilities around the world including three plants in the U.S., four in the UK, three in Germany, two in Italy, and one each in China, Brazil, and Finland. The most significant facilities include owned properties in Sedalia, Missouri; Princeton, Illinois; Bradford and Redditch, UK; Bad Neustadt and Schopfheim, Germany; and leased properties in Tampere, Finland; Simmern, Germany; Ipswich, UK; Qingpu, China; and Parma, Italy.

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

Engineered Products Group Segment

The Company’s Engineered Products Group segment designs, manufactures, markets and services a diverse group of pumps, compressors, liquid ring vacuum pumps, water jetting and loading arm systems and related aftermarket parts. These products are used in well drilling, well servicing and production of oil and natural gas; industrial, commercial and transportation applications; and in industrial cleaning and maintenance. This segment also designs, manufactures, markets and services other engineered products and components and equipment for the chemical, petroleum and food industries. Engineered Products Group sales for the year ended December 31, 2012 were approximately $1.1 billion.

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

The Engineered Products Group operates twenty-one production facilities (including two remanufacturing facilities) around the world including twelve in the U.S., four in Germany, two in China and one each in the UK, Brazil and Canada. The most significant facilities include owned properties in Tulsa, Oklahoma; Quincy, Illinois; Syracuse, New York; Ilmenau, Kirchhain and Memmingen, Germany; Boshan and Wuxi, China; Margate, UK, and leased properties in Houston, Texas; Monroe, Louisiana; Altoona, Pennsylvania; Bentleyville, Pennsylvania; Nuremberg, Germany; and Oakville, Ontario.

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

Gardner Denver’s distributors maintain an inventory of complete units and parts and provide aftermarket service to end-users. There are several hundred field service representatives for Gardner Denver products in the distributor network. The Company’s service personnel and product engineers provide the distributors’ service representatives with technical assistance and field training, particularly with respect to installation and repair of equipment. The Company also provides aftermarket support through its service and remanufacturing facilities in the U.S., Germany, Finland, France, Spain, the UK, China, and Australia. The service and vehicle fitting facilities provide preventative maintenance programs, repairs, refurbishment, upgrades and spare parts for many of the Company’s products.

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

Although there are a few large manufacturers of compressor and vacuum products, the marketplace for these products remains highly fragmented due to the wide variety of product technologies, applications and selling channels. Gardner Denver’s principal competitors in sales of standard configurations of compressor and vacuum products which are included in the Industrial Products Group include Ingersoll-Rand, Sullair (owned by Carlyle Group and BC Partners), Atlas Copco, Quincy Compressor (owned by Atlas Copco), Kaeser Compressor, Roots (owned by General Electric), Busch, Becker, SiHi and GHH RAND (owned by Ingersoll-Rand). Manufacturers located in India, China and Taiwan are also becoming more significant competitors as the products produced in these regions improve in quality and reliability.

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

Research and Development

The Company’s products are best characterized as mature, with evolutionary technological advances. Technological trends in the Company’s products include development of oil-free and oil-less air compressors, increased product efficiency, reduction of noise levels, size and weight reduction for mobile applications, increased service-free life, and advanced control systems to upgrade the flexibility and precision of regulating pressure and capacity. The Company is also developing innovative aftermarket product offerings and has developed offshore technology for loading arms allowing for ship to ship transfers.

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

During the years ended December 31, 2012, 2011, and 2010, the Company spent approximately $39.5 million, $39.3 million, and $35.9 million, respectively, on research activities relating to the development of new products and the improvement of existing products. All such expenditures were funded by the Company.

Manufacturing

In general, the Company’s manufacturing processes involve the precision machining of castings, forgings and bar stock material which are assembled into finished components. These components are sold as finished products or packaged with purchased components into complete systems. Gardner Denver operates thirty-six manufacturing facilities (including remanufacturing facilities) that utilize a broad variety of processes. At the Company’s manufacturing locations, it maintains advanced manufacturing, quality assurance and testing equipment geared to the specific products that it manufactures, and uses extensive process automation in its manufacturing operations. The Company’s manufacturing facilities extensively employ the use of computer aided numerical control tools, and manufacturing techniques that concentrate the equipment necessary to produce similar products or components in one area of the plant (cell manufacturing). One operator using cell manufacturing can monitor and operate several machines, as well as assemble and test products made by such machines, thereby improving operating efficiency and product quality while reducing lead times and the amount of work-in-process and finished product inventories.

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

Employees

As of January 2013, the Company had approximately 6,400 full-time employees. The Company believes that its current relations with employees are satisfactory.

Executive Officers of the Registrant

The following sets forth certain information with respect to Gardner Denver’s executive officers as of February 26, 2013. These officers serve at the discretion of the Board of Directors.

Name	Position	Age
Michael M. Larsen	President and Chief Executive Officer	44
T. Duane Morgan	Vice President, Gardner Denver, Inc. and President, Engineered Products Group	63
Vincent Trupiano	Vice President, Gardner Denver, Inc. and President, Industrial Products Group	48
Brent A. Walters	Vice President, General Counsel, Chief Compliance Officer and Secretary	48
Susan A. Gunn	Vice President, Human Resources	41

Michael M. Larsen, age 44, was appointed President and Chief Executive Officer of the Company in November 2012 after serving in such capacity on an interim basis since July 2012. Since October 2010, Mr. Larsen has served as the Company’s Chief Financial Officer and he will continue to serve as the Company’s Chief Financial Officer until his successor is named. He joined the Company in October 2010 from General Electric (“GE”) Water & Process Technologies, a global leader in water treatment and process solutions, where he was Chief Financial Officer. His previous experience includes more than 15 years with GE, where he held a number of global finance leadership roles with increasing responsibility in GE Plastics, GE Industrial, GE Energy Services and GE Power & Water. He began his GE career with GE Healthcare as part of the Financial Management Program in 1995. Mr. Larsen holds a B.A. in international economics from the American University of Paris and an M.B.A. from Columbia University and the London Business School.

T. Duane Morgan, age 63, was appointed Vice President, Gardner Denver, and President, Engineered Products Group in July 2012. He previously served the Company in this capacity from January 2009 until his retirement in May 2012. He joined the Company as Vice President and General Manager of the Gardner Denver Fluid Transfer Division in December 2005. Prior to joining Gardner Denver, Mr. Morgan served as President of Process Valves for Cooper Cameron Valves, a division of Cooper Cameron Corporation, Vice President and General Manager, Aftermarket Services, from 2003 to 2005, and President of Orbit Valve, a division of Cooper Cameron Valves, from 1998 to 2002. From 1985 to 1998, he served in various capacities in plant and sales management for Cooper Oil Tool Division, Cooper Industries. Before joining Cooper Industries, he held various positions in finance, marketing and sales with Joy Manufacturing Company and B.F. Goodrich Company. Mr. Morgan holds a B.S. in mathematics from McNeese State University and an M.B.A. from Louisiana State University. Mr. Morgan is a member of the Board of Directors of Capital Southwest Corporation, a public company, a member of the Board of Directors of SACHEM, Inc., a privately held company, as well as a member of the Board of Directors of the Petroleum Equipment Suppliers Association. Mr. Morgan is a former member of the Board of Directors of the Valve Manufacturers Association. Mr. Morgan also served on active duty as an Air Defense Artillery Officer in the U.S. Army.

Vincent Trupiano, age 48, was appointed Vice President, Gardner Denver, and President, Industrial Products Group in January 2013. Mr. Trupiano joined the Company in 2010 as the Vice President and General Manager of the Nash business unit. Prior to joining Gardner Denver, Mr. Trupiano was employed by Dresser-Rand Group Inc., a global supplier of rotating equipment and aftermarket parts and services, where he was General Manager of the Turbo Compression Division in 2010 and General Manager of the Steam Turbine Business from 2008 to 2010. Prior to joining Dresser-Rand, Mr. Trupiano spent more than 20 years in a variety of operational and business leadership roles of increasing responsibility with United Technologies Corporation and Ford Motor Company. Mr. Trupiano has a B.S. in mechanical engineering from Michigan State University and a M.B.A. from the University of Michigan.

Brent A. Walters, age 48, was appointed Vice President, General Counsel and Chief Compliance Officer of Gardner Denver in August 2009, and appointed Secretary of the Company in February 2010. He joined the Company from Caterpillar Inc., a publicly traded manufacturer of construction machinery and equipment, where he held a series of positions with increasing responsibility from 1996 to 2009, most recently as Senior Corporate Counsel. Prior to joining Caterpillar in 1996, Mr. Walters was an associate attorney with Hinshaw & Culbertson from 1991 to 1996 and a financial auditor with KPMG LLP and PricewaterhouseCoopers LLP prior to attending law school. Mr. Walters has a B.S. in accounting from Bradley University and J.D. from Southern Illinois University School of Law. He is a Certified Public Accountant.

Susan A. Gunn, age 41, was appointed Vice President, Human Resources in January 2012. Prior to joining Gardner Denver, Ms. Gunn was employed by Hay Group as Global Head of Human Resources and Acting Chief Marketing Officer. Hay Group is a private global management consulting firm providing extensive support in evaluating and implementing global human resources strategy. Ms. Gunn also led international human resource operations in public enterprises including senior human resources roles at Willis Group Holdings, Revlon and Vivendi Universal (The Seagram Company). Ms. Gunn is also a member of the Board of Directors for Leadership Philadelphia, a non-profit institution supporting philanthropist leadership activities in the Philadelphia area. Ms. Gunn holds a Bachelor of Arts degree in Economics and a Graduate Certificate in Human Resources from McGill University.

Compliance Certifications

The Company has included at Exhibits 31.1 and 31.2 of this Form 10-K for the year ended December 31, 2012 certificates of the Company’s Chief Executive Officer and Chief Financial Officer certifying the quality of the Company’s public disclosure. The Company’s Chief Executive Officer has also submitted to the New York Stock Exchange (NYSE) a document certifying, without qualification, that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

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

•	Responding to actions by activist shareholders can be time-consuming, divert the attention of management and our employees, and result in additional costs.

We have exposure to the risks associated with instability in the global economy and financial markets, which may negatively impact our revenues, liquidity, suppliers and customers.

The Company’s future growth will, in part, be contingent on the strength and duration of the recovery of certain global markets from recent adverse economic conditions. Additionally, limited credit availability may prohibit our customers and suppliers from obtaining financing for their operations, which could result in (i) disruption to our supply deliveries or our inability to obtain raw materials at favorable pricing, (ii) a decrease in orders of our products or the cancellations thereof, and (iii) our customers’ inability to pay for our products. Furthermore, volatility in security prices may adversely affect the value of the assets in our pension plans, which may, in turn, result in increased future funding requirements and pension cost. We are unable to predict the strength and duration of the current economic recovery in the United States, Europe and Asia. Adverse economic conditions related to instability in the global economy and financial markets could have a material adverse effect on our results of operations and financial condition and exacerbate the other risk factors described below.

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

For the fiscal year ended December 31, 2012, approximately 63% of our revenues were from customers in countries outside of the United States. We have manufacturing facilities in Germany, the UK, China, Finland, Italy, Brazil, and Canada. We intend to continue to expand our international operations to the extent that suitable opportunities become available. Non-U.S. operations and U.S. export sales could be adversely affected as a result of:

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

As of January 2013, we had approximately 6,400 full-time employees. A significant number of our employees, including a large portion of the employees outside of the U.S., are represented by works councils and labor unions. Although we do not anticipate future work stoppages by our union employees, work stoppages may occur. Although we believe that our relations with employees are satisfactory and have not experienced any material work stoppages, we may not be successful in negotiating new collective bargaining agreements. Additionally, future negotiations with our union employees may (i) result in significant increases in our cost of labor, (ii) divert management’s attention away from operating our business or (iii) breakdown and result in the disruption of our operations. The occurrence of any of the preceding conditions could impair our ability to manufacture our products and result in increased costs and/or decreased operating results.

We are a defendant in certain asbestos and silica-related personal injury lawsuits, which could adversely affect our financial condition.

We have been named as a defendant in a number of asbestos and silica-related personal injury lawsuits. The plaintiffs in these suits allege exposure to asbestos or silica from multiple sources, and typically we are one of approximately 25 or more named defendants. In our experience to date, the substantial majority of the plaintiffs have not suffered an injury for which we bear responsibility.

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

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the tangible and identifiable intangible assets acquired, liabilities assumed and any non-controlling interest. In accordance with accounting principles generally accepted in the U.S. (“GAAP”), goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if circumstances indicate impairment may have occurred. As of December 31, 2012, the net carrying value of goodwill and other intangible assets represented approximately $1,020.6 million, or 41% of our total assets.

During the fourth quarter ended December 31, 2012, the Company changed its annual testing date for the impairment of the carrying values of its goodwill and indefinite-lived intangible assets from June 30 to October 1. As a result of this change, the Company first performed tests as of June 30, 2012 and then performed additional annual impairment tests as of October 1, 2012. Based on such impairment testing conducted in 2012, and a review of any potential indicators of impairment, we concluded that the carrying value of goodwill and other intangible assets were not impaired. If goodwill or other assets are determined to be impaired based on a future impairment test, we could be required to record non-cash impairment charges to our operating income. Such non-cash impairment charges, if significant, could materially and adversely affect our results of operations in the period recognized, reduce our consolidated stockholders’ equity and increase our debt-to-total-capitalization ratio, which could negatively impact our credit rating and access to public debt and equity markets.

Our indebtedness could adversely affect our financial flexibility.

We had debt of $369.2 million at December 31, 2012, and our indebtedness could have an adverse future effect on our business. For example:

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

An inability to access capital could adversely affect our business, operating results and financial condition.

Our credit agreement is currently scheduled to expire on October 15, 2013. Although not currently expected, in the event we are unable to renew such agreement or enter into a new credit agreement with terms and conditions consistent with the existing credit agreement, our business and future growth prospects may be adversely affected. In addition, if we are unable to renew or replace our credit agreement, we may be required to obtain other sources of funds, which, if available, may result in increased borrowing costs for the Company and/or additional covenant obligations.

We may not be able to continue to identify and complete strategic acquisitions and effectively integrate acquired companies to achieve desired financial benefits.

We have completed 24 acquisitions since becoming an independent company in 1994. We may continue making acquisitions if appropriate opportunities arise. However, we may not be able to identify and successfully negotiate suitable strategic acquisitions, obtain financing for future acquisitions on satisfactory terms or otherwise complete future acquisitions. Furthermore, our existing operations may encounter unforeseen operating difficulties and may require significant financial and managerial resources, which would otherwise be available for the ongoing development or expansion of our existing operations.

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

We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2012, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $102.1 million (“unfunded status”), compared to $99.4 million at December 31, 2011. Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.

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

The markets we operate in are characterized by changing technologies and introductions of new products and services. Our ability to develop new products based on technological innovation can affect our competitive position and often requires the investment of significant resources. Difficulties or delays in research, development or production of new products and technologies or failure to gain market acceptance of new products and technologies may significantly reduce future revenues and materially and adversely affect our competitive position.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

See Item 1 “Business” for information on Gardner Denver’s manufacturing, distribution and service facilities and sales offices, which is hereby incorporated by reference. Generally, the Company’s plants are suitable and adequate for the purposes for which they are intended, and overall have sufficient capacity to conduct business in 2013. The Company leases sales office and warehouse space in numerous locations worldwide.

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

Market information regarding the quarterly market price ranges for the Company’s common stock is included in Note 21 “Quarterly Financial and Other Supplemental Information (Unaudited)” in the “Notes to Consolidated Financial Statements” and is hereby incorporated by reference. There were approximately 5,000 stockholders of record as of December 31, 2012.

Quarterly dividends of $0.05 per common share were paid in 2012, 2011, and 2010. The Company intends to continue paying quarterly dividends, but can make no assurance that such dividends will be paid in the future since payment is dependent upon, among other factors, the Company’s future earnings, cash flows, capital requirements, debt covenants, general financial condition and general business conditions. The cash flow generated by the Company is currently used for debt service, selective acquisitions, capital equipment, payment of cash dividends, repurchase of its common stock and reinvestment.

In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3,000,000 shares of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors authorized a share repurchase program to acquire up to 1,300,000 shares of the Company’s outstanding common stock, plus an additional amount to offset dilution resulting from grants under the Company’s equity compensation plans. All common stock acquired will be held as treasury stock and will be available for general corporate purposes. During the year ended December 31, 2012, the Company repurchased approximately 1,800,000 shares of the Company’s outstanding common stock at a total cost of approximately $114.0 million. These repurchases exhausted the availability under the share repurchase programs announced in November 2008 and November 2011.

In May 2012, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1,600,000 shares of the Company’s outstanding common stock plus an additional amount of common shares to offset dilution resulting from grants under the Company’s equity compensation plans. As of December 31, 2012, 1,600,000 shares remained available for purchase under the program. This program will remain in effect until all the authorized shares are repurchased, unless modified by the Board of Directors.

Repurchases of equity securities during the fourth quarter of 2012 under the share repurchase program authorized in May 2012 are listed in the following table:

Period	Total Number of Shares Purchased(1)(4)	Average Price Paid per Share(2)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs(3) (4)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs(3)
October 1, 2012 — October 31, 2012	889	$60.38	—	1,600,000
November 1, 2012 — November 30, 2012	2,462	$70.47	—	1,600,000
December 1, 2012 — December 31, 2012	1,149	$71.99	—	1,600,000
Total	4,500	$68.86	—	1,600,000

(1)	Includes shares exchanged or surrendered in connection with the exercise or vesting of equity awards under Gardner Denver’s Amended and Restated Long-Term Incentive Plan.

(2)	Excludes commissions.

(3)

In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3,000,000 shares of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1,300,000 shares of the Company’s outstanding common stock plus an additional amount of common stock to offset dilution resulting from grants under the Company’s equity compensation plans. The repurchases during the year ended December 31, 2012 exhausted the availability under these programs. In May 2012, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1,600,000 shares of the Company’s outstanding common stock plus an additional amount of common shares to offset dilution resulting from grants under the Company’s equity compensation plans. As of December 31, 2012, there were 1,600,000 shares available for repurchase under this program.

(4)	The number of shares purchased includes common stock purchased to offset dilution resulting from grants under the Company’s equity compensation plans.

Stock Performance Graph

The following table compares the cumulative total stockholder return for the Company’s common stock on an annual basis from December 31, 2007 through December 31, 2012 to the cumulative returns for the same periods of the: (a) Standard & Poor’s 500 Stock Index; (b) Standard & Poor’s 600 Index for Industrial Machinery, a pre-established industry index believed by the Company to have a peer group relationship with the Company; and (c) Standard & Poor’s SmallCap 600, an industry index which includes the Company’s common stock. The graph assumes that $100 was invested in Gardner Denver, Inc. common stock and in each of the other indices on December 31, 2007 and that all dividends were reinvested when received. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Years Ended December 31 (Dollars in thousands except per share amounts)	2012(1)(5)	2011(2)	2010	2009(3)	2008(4)
Revenues	$2,355,525	2,370,903	1,895,104	1,778,145	2,018,332
Net income (loss) attributable to Gardner Denver	263,266	277,563	172,962	(165,185)	165,981
Basic earnings (loss) per share attributable to Gardner Denver common stockholders	5.31	5.37	3.31	(3.18)	3.16
Diluted earnings (loss) per share attributable to Gardner Denver common stockholders	5.28	5.33	3.28	(3.18)	3.12
Long-term debt (excluding current maturities)	9,727	326,133	250,681	330,935	506,700
Total assets	$2,490,192	2,365,568	2,027,098	1,939,048	2,340,125
Cash dividends declared per common share	$0.20	0.20	0.20	0.05	—

(1)	Results in 2012 reflect the following items, net of tax: restructuring charges of $13.5 million, or $0.27 per share; due diligence and other costs incurred in connection with exploring strategic alternatives to enhance shareholder value of $2.5 million, or $0.05 per share; and a non-recurring charge associated with inventory and amortization of customer backlog related to the Robuschi acquisition of $5.4 million, or $0.11 per share.

(2)	The Company acquired all of the outstanding shares of Robuschi in December 2011.

(3)	Net income and diluted earnings per share in 2009 reflect goodwill and other indefinite-lived intangible asset impairment charges totaling $250.8 million, or $4.81 per share, restructuring charges totaling $33.2 million, or $0.63 per share, and discrete income tax items totaling $5.6 million, or $0.11 per share.

(4)	Results in 2008 reflect restructuring charges totaling $7.8 million, or $0.15 per share, certain mark-to-market adjustments totaling $7.0 million, or $0.13 per share, and discrete income tax items totaling $2.7 million, or $0.05 per share. The Company acquired the assets of Best Aire, Inc. (“Best Aire”) in August 2008 and the outstanding shares of CompAir in October 2008.

(5)	Long-term debt included in the Company’s 2008 Credit Agreement is currently scheduled to mature on October 15, 2013. The Company has reflected all debt outstanding under the agreement as a current liability as of December 31, 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since becoming an independent company in 1994, Gardner Denver has completed 24 acquisitions, growing its revenues from approximately $176 million in 1994 to approximately $2.4 billion in 2012. The Company has completed 3 significant acquisitions since 2005, namely Thomas, CompAir, and Robuschi.

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

In December 2011, the Company completed the acquisition of Robuschi, a leading European-based producer of low pressure compressors and pumps and associated packages headquartered in Parma, Italy. Robuschi provides a comprehensive range of vacuum pumps, positive displacement blowers and centrifugal pumps. These products are used in, among other areas, water and wastewater treatment, power generation, food applications and chemical processes. This acquisition was complementary to the Company’s Industrial Products Group product portfolio. The results of Robuschi are included in the Company’s financial statements from the date of acquisition.

In the Industrial Products Group, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air compressors; and positive displacement, centrifugal and side channel blowers; primarily serving general industrial and OEM applications. This segment also markets and services complementary ancillary products. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. The markets served are primarily in Europe, the U.S. and Asia. Revenues in the Industrial Products Group constituted 55% of total revenues in 2012.

In the Engineered Products Group, the Company designs, manufactures, markets and services a diverse group of products for industrial, commercial and OEM applications, engineered systems and general industry. Products include reciprocating pumps, liquid ring pumps, diaphragm vacuum pumps, water jetting systems and related aftermarket parts. These products are used in oil and natural gas well drilling, servicing and production; medical and laboratory; and in industrial cleaning and maintenance. Liquid ring pumps are used in many different applications such as water removal, distilling, reacting, flare gas recovery, efficiency improvement, lifting and handling, and filtering, principally in the pulp and paper, industrial manufacturing, petrochemical and power industries. This segment also designs, manufactures, markets and services other fluid transfer components and equipment for the chemical, petroleum and food industries. The markets served are primarily in the U.S., Europe, Canada and Asia. Revenues in the Engineered Products Group constituted 45% of total revenues in 2012.

The Company sells its products through independent distributors and sales representatives, and directly to OEMs, engineering firms, packagers and end users.

The following table sets forth percentage relationships to revenues of line items included in the statements of operations for the years presented.

	2012	2011	2010
Revenues	100.0	100.0	100.0
Cost of sales	65.9	65.9	66.9
Gross profit	34.1	34.1	33.1
Selling and administrative expenses	17.1	16.7	19.5
Other operating expense, net	1.2	0.5	0.3
Operating income	15.8	16.9	13.3
Interest expense	0.6	0.7	1.2
Other income, net	(0.1)	(0.1)	(0.1)
Income before income taxes	15.3	16.3	12.2
Provision for income taxes	4.1	4.5	3.0
Net income	11.2	11.8	9.2
Net income attributable to noncontrolling interests	0.1	0.1	0.1
Net income attributable to Gardner Denver	11.1	11.7	9.1

Year Ended December 31, 2012, Compared with Year Ended December 31, 2011

Revenues

Revenues decreased $15.4 million, or less than 1%, to $2,355.5 million in 2012, compared to $2,370.9 million in 2011. This decrease was attributable to lower volume in both reportable segments ($88.8 million, or 3.7%) and unfavorable changes in foreign currency exchange rates ($59.2 million, or 2.5%); partially offset by price increases ($43.4 million, or 1.8%) and the acquisition of Robuschi in the fourth quarter of 2011 ($89.2 million, or 3.8%). Non-U.S. revenues represented 63% of total revenues in 2012 compared to 61% in 2011.

Revenues in the Industrial Products Group increased $37.7 million, or 3.0%, to $1,293.7 million in 2012, compared to $1,256.0 million in 2011. This increase reflects price increases ($20.9 million, or 1.7%) and the acquisition of Robuschi in the fourth quarter of 2011 ($89.2 million, or 7.1%); partially offset by lower volume ($31.5 million, or 2.5%) and unfavorable changes in foreign currency exchange rates ($40.9 million, or 3.3%). The net volume decrease reflects the weak global macroeconomic conditions which prevailed during 2012 and lower demand for industrial products. The trend of weakening demand for industrial products was particularly evident beginning in the second quarter of 2012 in Europe (exclusive of Robuschi) and China. The effects of these trends were less evident elsewhere in Asia Pacific, which experienced consistent growth in 2012 in markets other than China when compared to 2011.

Revenues in the Engineered Products Group decreased $53.1 million, or 4.8%, to $1,061.8 million in 2012, compared to $1,114.9 million in 2011. This decrease reflects lower volume ($57.2 million, or 5.1%) and unfavorable changes in foreign currency exchange rates ($18.3 million, or 1.6%); partially offset by price increases ($22.4 million, or 2.0%). The net volume decrease reflected declining order levels throughout 2012 for well servicing pumps and related services. This decline, as well as weaker demand for other products in the Engineered Products portfolio, were partially offset by improved demand for liquid-ring vacuum pumps. See the “Outlook” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K for information concerning forecasted demand for well servicing pumps and related services.

Gross Profit

Gross profit decreased $3.5 million, or less than 1%, to $804.4 million in 2012, compared to $807.9 million in 2011, and as a percentage of revenues was 34.1% in 2012 and 2011. The decrease in gross profit primarily reflects overall volume declines, the net unfavorable effect of changes in foreign currency exchange rates, and a

$4.0 million non-recurring charge associated with valuing Robuschi inventory at fair value on the acquisition date; partially offset by price increases as discussed above. The non-recurring effect of the charge associated with Robuschi inventory on gross profit as a percentage of revenues was offset by the benefits of operational improvements, cost reductions, and favorable product mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $7.9 million, or 2.0%, to $402.7 million in 2012, compared to $394.8 million in 2011. This increase primarily reflects selling and administrative expenses for Robuschi, which included amortization of an acquisition fair value adjustment related to customer backlog, and legal defense fees related to the asbestos and silica personal injury lawsuits discussed in Note 18 “Contingencies” in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K. These items were partially offset by lower levels of executive and incentive compensation and commissions, the reversal of accruals for executive incentive and share-based compensation related to the resignation of the Company’s former President and Chief Executive Officer, Barry L. Pennypacker; the effects of restructuring actions on headcount, and the favorable effect of changes in foreign currency exchange rates. Excluding Robuschi-related items, selling and administrative expenses for 2012 decreased 4.5% compared to 2011. As a percentage of revenues, selling and administrative expenses increased to 17.1% for 2012 compared to 16.7% in 2011.

Other Operating Expense, Net

Other operating expense, net, consists primarily of realized and unrealized foreign currency gains and losses, employee termination costs, restructuring costs, and other operating costs. Other operating expense, net, increased $16.5 million, to $28.9 million in 2012 compared to $12.4 million in 2011. This increase primarily relates to restructuring charges of $18.7 million in 2012 compared to restructuring charges of $8.6 million in 2011. See Note 4 “Restructuring” in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K for an explanation of the Company’s restructuring activities. Other operating expense, net in 2012 also included (i) net realized and unrealized foreign currency losses of $3.4 million, (ii) other employee termination and certain retirement costs of $2.3 million, and (iii) other costs of $4.5 million, which primarily consisted of due diligence and other costs incurred in connection with exploring strategic alternatives to enhance shareholder value.

Operating Income

Operating income decreased $28.0 million, or 7.0%, to $372.7 million in 2012, compared to $400.7 million in 2011. Operating income as a percentage of revenues was 15.8% in 2012 compared to 16.9% in 2011. The decrease in operating income as a percentage of revenues was primarily due to the previously mentioned increases in selling and administrative expenses and other operating expense, net. Charges associated with profit improvement initiatives, purchase accounting, and other items totaled $31.5 million, or 1.3% of consolidated revenues in 2012 and $13.6 million, or 0.6% of consolidated revenues in 2011.

The Industrial Products Group generated segment operating income and segment operating margin of $134.4 million and 10.4%, respectively, in 2012, compared to $140.5 million and 11.2%, respectively, in 2011 (see Note 20 “Segment Information” in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K for a reconciliation of segment operating income to consolidated operating income). The year over year decline in operating income and operating margin was primarily attributable to restructuring charges of $14.8 million in 2012 compared to $6.6 million in 2011, and the net unfavorable effects of changes in foreign currency exchange rates. Operating income for 2012 also included $8.8 million related to Robuschi, which was composed of $16.2 million of incremental profit partially offset by non-recurring charges related to acquisition fair value adjustments associated with inventory and backlog of $7.4 million. Charges associated with profit improvement initiatives, purchase accounting, and other items totaled $25.3 million, or 2.0% of segment revenues in 2012 and $9.3 million, or 0.7% of segment revenues in 2011.

The Engineered Products Group generated segment operating income and segment operating margin of $238.3 million and 22.4%, respectively, in 2012, compared to $260.3 million and 23.3%, respectively, in 2011 (see Note 20 “Segment Information” in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K for a reconciliation of segment operating income to consolidated operating income). The year over year decline in operating income and operating margin was primarily attributable to lower overall volumes and the net unfavorable effects of changes in foreign currency exchange rates, which were partially offset by price increases. Charges associated with profit improvement initiatives and other items totaled $6.3 million, or 0.6% of segment revenues in 2012 and $4.3 million, or 0.4% of segment revenues in 2011.

Interest Expense

Interest expense decreased $0.7 million to $14.7 million in 2012, compared to $15.4 million in 2011. The decrease was primarily due to the retirement of the Company’s 8% Senior Subordinated Notes in the second quarter of 2011 and the general decline of interest rates applicable to the Company’s debt instruments during 2012. The effects of these items were partially offset by higher average borrowings during 2012 when compared to 2011. The weighted average interest rate, including the amortization of debt issuance costs and capital leases, decreased to 3.4 % during 2012 compared to 5.4% during 2011.

Other Income, Net

Other income, net, consisting primarily of investment income and realized and unrealized gains and losses on investments, was $3.5 million in 2012 compared to $1.7 million in 2011. This change was due to higher year over year net investment gains associated with the assets of the Company’s deferred compensation plan, which were fully offset by an increase in accrued compensation expense reflected in selling and administrative expenses.

Provision For Income Taxes

The provision for income taxes was $97.1 million and the effective tax rate was 26.8% in 2012, compared to a provision of $107.4 million and an effective tax rate of 27.8% in 2011. The decrease in the tax provision primarily reflects the lower level of taxable income in 2012 compared to 2011. The decrease in the effective tax rate reflects an increase in the proportion of taxable income in lower tax jurisdictions outside of the U.S. and the reversal of a valuation allowance associated with net operating loss carryforwards as the Company expects to realize the benefit of these assets. The favorable effects of these items was partially offset by an increase in state and local income taxes, the tax impact of repatriation, and an increase in non-deductible expenses. See Note 14 “Income Taxes” in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K for additional information concerning income taxes.

Net Income Attributable to Gardner Denver

Net income attributable to Gardner Denver of $263.3 million and diluted earnings per share (“DEPS”) of $5.28 in 2012 compares with net income attributable to Gardner Denver and DEPS of $277.6 million and $5.33, respectively, in 2011. This decrease in net income attributable to Gardner Denver reflects the net effect of the operating income, interest expense and income tax factors discussed above. DEPS in 2012 includes the favorable impact of share repurchases under publicly announced share repurchase programs. The repurchase of 1.8 million shares during the six-month period ended June 30, 2012 favorably impacted DEPS for the year ended December 31, 2012 by approximately $0.12. Results in 2012 included charges for profit improvement initiatives, purchase accounting, and other items totaling $23.1 million after income taxes, or $0.46 on a diluted per share basis. Results in 2011 included charges for profit improvement initiatives and other items totaling $9.4 million after income taxes, or $0.18 on a diluted per share basis.

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

The Industrial Products Group generated segment operating income of $140.5 million and segment operating margin of 11.2% in 2011 compared to $93.1 million and 8.5%, respectively, in 2010 (see Note 20 “Segment Information” in the “Notes to Consolidated Financial Statements” for a reconciliation of segment operating income to consolidated income before income taxes). Results in 2011, compared with 2010, were positively impacted by revenue growth and cost reductions, and reflect charges totaling $9.3 million, or 0.7% of segment revenues, for profit improvement initiatives, acquisition due diligence costs and corporate relocation expenses, partly offset by a foreign currency gain associated with the financing of the Robuschi acquisition. Results in 2010 reflect charges totaling $7.6 million, or 0.7% of segment revenues, for profit improvement initiatives, acquisition due diligence costs and corporate relocation expenses.

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

Outlook

Engineered Products Group

Orders in the Engineered Products Group in 2012 decreased 22.5% to $923.0 million, compared to $1,190.9 million in 2011. The decrease in orders was primarily due to weaker demand for drilling and well servicing pumps and OEM pumps. Orders in 2012 for loading arms and liquid-ring vacuum pumps were generally consistent with

2011 levels. Collectively, orders decreased $251.1 million, or 21.1%, due to weaker demand in 2012 when compared to 2011. Orders were also negatively impacted by unfavorable changes in foreign currency exchange rates ($16.8 million, or 1.4%). Order backlog for the Engineered Products Group decreased 32.8% to $279.3 million as of December 31, 2012 from $415.6 million at December 31, 2011 due to the level of orders in 2012 relative to shipments (net decrease in backlog of $139.2 million, or 33.5%), partially offset by the favorable effect of changes in foreign currency exchange rates ($2.9 million, or 0.7%).

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

As a result of the decline in natural gas prices and excessive natural gas inventory levels, orders for well servicing products were significantly lower in 2012 when compared to 2011. The well servicing business is part of our Petroleum & Industrial Pumps business (“P&IP”). Approximately 65% of P&IP’s total 2012 and 2011 revenues were derived from the well servicing business, which includes sales of OEM pressure pumps, fluid-ends and repairs. Well servicing revenues in 2012 and 2011 were approximately evenly-split between sales of OEM pressure pumps and aftermarket revenues. Well servicing revenues remained strong in 2012, particularly in the first and second quarters, due to the significant backlog for these products which existed at the beginning of the year. The backlog for well servicing products at December 31, 2012 is significantly lower than at December 31, 2011. Accordingly, the Company expects that revenues in 2013 for well servicing products will be significantly impacted by the currently low backlog level for these products.

The Company has been a market leader in well servicing for over twenty years and counts many large, well established companies as long-standing customers. The customer order backlog for our well servicing business as of December 31, 2012 includes orders for OEM pressure pumps. The Company continues to engage in constructive dialogue with its customers concerning these expected shipments. Order cancellations in 2012 in response to current market conditions were not material.

Industrial Products Group

The Company believes that demand for products in its Industrial Products Group generally correlates with the rate of total industrial capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Capacity utilization rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product around the world. The global economic crisis was followed in 2010 and 2011 by improvements in global capacity utilization rates; however, these trends decelerated in 2012 as macroeconomic conditions showed signs of weakness in many geographic regions, especially in Europe and China. These conditions will continue to impact the level of demand for products in the Industrial Products Group.

Orders in the Industrial Products Group in 2012 decreased $1.9 million, or less than 1%, to $1,281.5 million, compared to $1,283.4 million in 2011. Organically, orders declined $49.5 million, or 3.9%, due to weakening global macroeconomic conditions. Additionally, orders were negatively impacted by unfavorable changes in foreign currency exchange rates ($40.4 million, or 3.1%). These declines were partially offset by the incremental effect of orders associated with Robuschi, which accounted for $88.0 million, or 6.9%, of the total orders for the period. Order backlog for the Industrial Products Group decreased 3.1% to $246.5 million as of December 31, 2012 from $254.4 million at December 31, 2011 due to the level of orders in 2012 relative to shipments (net decrease in backlog of $11.9 million, or 4.7%), partially offset by the favorable effect of changes in foreign currency exchange rates ($4.0 million, or 1.6%). The Company currently expects that global macroeconomic conditions will continue to impact demand levels for products in the Industrial Products Group.

Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or cancelled, order backlog is not necessarily indicative of future revenue levels.

Restructuring and Profitability Improvement

In 2012 the Company launched a broad restructuring program designed to optimize the Company’s global manufacturing footprint, better serve customers and expand margins. The initial phase of the global restructuring effort was commenced in the first quarter of 2012. These restructuring actions were primarily focused on the European and North American operations included in the Industrial Products Group reportable segment. These actions, once completed, will reduce the Company’s global headcount by approximately 7%. In addition, the Company closed three production facilities in 2012, including two facilities in the U.S. and one in Sweden. The Company expects to close an additional facility in the UK in 2013. The Company recorded charges related to the initial phase of the restructuring plans of $17.5 million for the year ended December 31, 2012. The Company expects to complete the specific steps contemplated by this initial phase by the end of 2013 and to incur related additional charges of approximately $6.9 million.

On August 16, 2012, the Company announced the launch of phase two of the restructuring program, which is primarily focused on the European operations included in the Industrial Products Group reportable segment. Phase two involves further reductions in the number of manufacturing facilities and associated headcount. Phase two of the program is subject to required consultations with local stakeholders, including employee representatives, and will continue until the end of 2015.

The Company expects to incur severance and other employment related benefit costs in the range of $60 to $65 million and other costs in the range of $15 to $20 million for phase one and phase two of the restructuring program. Non-cash charges, primarily related to fixed assets, are expected to be in the range of $10 to $15 million. Phase one and phase two of the restructuring program are expected to generate annualized, pre-tax cost savings of $35 to $40 million by 2016, with $10 to $15 million expected to be achieved in 2013. The Company expects that the restructuring program will be able to be funded with existing cash resources and cash flows from operations.

Liquidity and Capital Resources

Working Capital

Years Ended December 31	2012(1)	2011	2010
Net Working Capital:
Current assets	$1,105,377	$1,015,734	$828,537
Less: Current liabilities	750,894	505,754	359,600
Net working capital	$354,483	$509,980	$468,937
Operating Working Capital:
Accounts receivable, net	$444,815	$477,505	$369,860
Plus: Inventories, net	343,197	311,679	241,485
Less: Accounts payable	198,388	214,514	143,331
Less: Accrued liabilities	193,073	213,548	179,041
Operating working capital	$396,551	$361,122	$288,973
Inventory Turns	4.5	5.2	5.8
Days Sales in Receivables	69	73	64

(1)	Current liabilities as presented above for the purpose of analyzing changes in net working capital does not include deferred income tax liabilities of $11.6 million as of December 31, 2012, which are presented as current liabilities in the Consolidated Balance Sheet as of December 31, 2012.

Net working capital decreased $155.5 million to $354.5 million at December 31, 2012 from $510.0 million at December 31, 2011. Long-term debt included in the Company’s 2008 Credit Agreement is currently scheduled to mature on October 15, 2013. The Company has reflected all debt outstanding under the agreement as a current liability as of December 31, 2012. Operating working capital increased $35.5 million to $396.6 million at December 31, 2012 from $361.1 million at December 31, 2011, due to higher inventory, lower accounts payable and accrued liabilities, partially offset by lower accounts receivable. The decrease in accounts receivable was primarily due to lower levels of sales, partially offset by the effect of changes in foreign currency exchange rates ($6.1 million). The increase in inventory of $31.5 million primarily reflects the decline in both orders and backlog during 2012, particularly in the well servicing business, and the effect of changes in foreign currency exchange rates ($3.1 million), which were partially offset by reduced purchasing levels. Inventory turns declined to 4.5 times in 2012 compared to 5.2 times in 2011, due primarily to the higher inventory levels as discussed above. Days sales in receivables decreased to 69 at December 31, 2012 from 73 at December 31, 2011 due to lower average daily sales in the fourth quarter of 2012 compared to the fourth quarter of 2011. The decrease in accounts payable was primarily due to the timing and lower levels of payments to vendors. See Note 9 “Accrued Liabilities” in the “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K for additional information related to the net change in this balance for 2012.

Net working capital increased to $510.0 million at December 31, 2011 from $468.9 million at December 31, 2010. Operating working capital increased $72.1 million to $361.1 million at December 31, 2011 from $289.0 million at December 31, 2010, due to the acquisition of Robuschi and higher accounts receivable and inventory levels, partially offset by higher accounts payable and accrued liabilities. Inventory increased $70.2 million, due to the Robuschi acquisition, the growth in orders and backlog, in particular for petroleum products, and the delayed shipment of loading arm orders originally scheduled for the fourth quarter of 2011, partially offset by favorable changes in exchange rates. Inventory turns declined to 5.2 times (5.6 times excluding the effect of the Robuschi acquisition) in 2011 compared to 5.8 times in 2010, due primarily to higher inventory levels required to support the first and second quarter, 2012 shipments. Excluding the effect of changes in foreign currency exchange rates and acquisitions, accounts receivable increased $88.4 million during 2011 due primarily to year over year revenue growth in the fourth quarter and an increase in the days outstanding in Asia Pacific. Days sales in receivables increased to 73 at December 31, 2011 (70 excluding the effect of the Robuschi acquisition) from 64 at December 31, 2010 due primarily to a higher percentage of sales in December of 2011, as compared to December of 2010. The increase in accounts payable and accrued liabilities reflected higher production levels, an increase in the average days in which vendors are paid, an increase in customer advance payments, and higher accrued compensation, benefits and income taxes, partially offset by lower accrued restructuring costs.

Cash Flows

Cash provided by operating activities of $288.8 million in 2012 decreased $11.0 million, or 4%, from $299.8 million in 2011. This decrease was primarily due to slightly lower net income (excluding non-cash charges for depreciation and amortization and unrealized foreign currency transaction gains and losses) in 2012 compared to 2011. Cash flows from operating working capital used cash of $29.5 million in 2012. Changes in accounts receivable generated cash of $38.0 million in 2012 compared to cash used in accounts receivable of $88.4 million in 2011, which is reflective of changes in the volume and timing of sales within these periods. Cash used in inventory of $27.7 million and $46.4 million in 2012 and 2011, respectively, primarily reflected the accumulations of raw materials inventory due to the decline in order and backlog levels during 2012, particularly in the well servicing business; which was in contrast to the increase in inventory due to steady growth in orders and backlog during 2011. Changes in accounts payable and accrued expenses used cash of $39.7 million in 2012 compared to cash generated of $88.9 million in 2011, which was primarily due to reduced purchasing levels and cost containment in 2012 in response to declines in order and backlog levels.

Cash provided by operating activities of $299.8 million in 2011 increased $97.6 million, or 48%, from $202.2 million in 2010. Higher earnings (excluding non-cash charges for depreciation and amortization and unrealized foreign currency transaction gains) were offset by increased cash used for operating working capital. Operating working capital used cash of $45.8 million in 2011. Cash used in accounts receivable of $88.4 million primarily reflected year over year revenue growth during the fourth quarter. Cash used in inventory of $46.4 million in 2011 reflected the growth in orders and backlog in 2011 discussed above, in particular for petroleum products, and the delayed shipment of loading arm orders originally scheduled for the fourth quarter of 2011. Cash generated from changes in accounts payable and accrued expenses of $88.9 million in 2011 was the result of an increase in the average number of days vendors were being paid, increases in customer advance payments and higher accrued compensation, benefits and income taxes, partially offset by cash payments under the Company’s restructuring plans. The increase in cash provided by operating activities in 2011 also reflected an expected insurance settlement received in the fourth quarter which also resulted in a corresponding decrease in a receivable included in other assets.

Net cash used in investing activities of $40.7 million, $248.3 million and $42.5 million in 2012, 2011 and 2010, respectively, included capital expenditures for assets intended to increase operating capacity, efficiency and flexibility, and cash paid to acquire businesses and support integration activities. The Company currently expects capital expenditures to total approximately $50 million in 2013. As a result of the Company’s application of lean principles, non-capital or less capital-intensive solutions are often utilized in process improvement initiatives and capital replacement. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future. Net cash used in investing activities in 2012 also included $9.0 million of proceeds for long-lived asset disposals, which were primarily related to the sale of a previously-exited manufacturing plant. Cash paid in business combinations (net of cash acquired) reflected the acquisition of Robuschi ($196.4 million) in 2011 and the acquisition of ILMVAC ($12.1 million) in 2010.

Net cash used in financing activities of $151.6 million in 2012 consisted of net repayments of short and long-term borrowings of $35.6 million, purchases under the Company’s share repurchase program of $115.5 million, including commissions, and payment of cash dividends of $9.9 million, partially offset by proceeds from stock option exercises of $7.2 million. Net cash used in financing activities was $40.1 million in 2011. Cash was generated from net proceeds from short and long-term borrowings of $112.4 million, primarily due to the impact of the $200 million term loan drawn on November 21, 2011 associated with the Robuschi acquisition. Cash used for the repurchase of the Company’s common stock totaled $132.6 million, including commissions. Payment of cash dividends totaled $10.4 million in 2011, partially offset by proceeds from stock option exercises of $7.5 million. In addition, during the third quarter of 2011, the Company completed the purchase of the equity interests of the minority shareholders of its two joint ventures in China for a total cost of RMB 122.0 million ($18.8 million based on exchange rates at the date of payment). Net cash used in financing activities of $110.9 million in 2010 consisted of net repayments of short and long-term borrowings of $72.7 million, purchases under the Company’s share repurchase program of $49.4 million, including commissions, and payment of cash dividends of $10.5 million, partially offset by proceeds from stock option exercises of $19.6 million. Quarterly dividends of $0.05 per common share were paid in 2012, 2011, and 2010. The Company currently intends to continue paying quarterly dividends, but can make no assurance that such dividends will be paid in the future since payment is dependent upon, among other factors, the Company’s future earnings, cash flows, capital requirements, debt covenants, general financial condition and general business conditions.

In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock, representing approximately 6% of the Company’s then outstanding shares. In November, 2011, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1.3 million shares of its common stock, plus an additional amount to offset any dilution resulting from equity grants under the Company’s existing equity incentive plans. During the year ended December 31, 2012, the Company repurchased approximately 1.8 million shares at a total cost, excluding commissions, of approximately $114.0 million. These repurchases exhausted the availability under the share repurchase programs announced in November 2008 and November 2011. During the year ended December 31, 2011, the Company repurchased approximately 1.8 million shares under the 2008 program at a total cost, excluding commissions, of approximately $131.4 million. During the year ended December 31, 2010, the Company repurchased approximately 823 thousand shares under the 2008 program at a total cost, excluding commissions, of approximately $48.5 million.

In May 2012, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1.6 million shares of the Company’s outstanding common stock plus an additional amount of common shares to offset dilution resulting from grants under the Company’s equity compensation plans. As of December 31, 2012, there were 1.6 million shares available for purchase under this program.

All common stock acquired under repurchase programs will be held as treasury stock and will be available for general corporate purposes.

Liquidity

The Company’s debt to total capital ratio (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 20.2% as of December 31, 2012 compared to 24.0% as of December 31, 2011. This decrease primarily reflects a $34.7 million net decrease in borrowings and a $174.5 million net increase in total stockholders’ equity related to current period net income, which was partially offset by share repurchases in 2012.

The Company’s primary cash requirements include working capital, capital expenditures, principal and interest payments on indebtedness, cash dividends on its common stock, selective acquisitions and common stock repurchases. The Company’s primary sources of funds are its net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At December 31, 2012, the Company had cash and cash equivalents of $254.0 million, of which $3.4 million was pledged to financial institutions as collateral to support issued standby letters of credit and similar instruments. The Company also had $184.3 million of unused availability under its Revolving Line of Credit at December 31, 2012. Based on the Company’s financial position at December 31, 2012 and its pro-forma results of operations for the twelve months then ended, the unused availability under its Revolving Line of Credit would not have been limited by the financial ratio covenants in the 2008 Credit Agreement (as described below).

On September 19, 2008, the Company entered into the 2008 Credit Agreement consisting of (i) a $310.0 million Revolving Line of Credit (the “Revolving Line of Credit”), (ii) a $180.0 million term loan (“U.S. Dollar Term Loan”) and (iii) a €120.0 million term loan (“Euro Term Loan”). On November 21, 2011 the Company executed an amendment to the 2008 Credit Agreement increasing the U.S. Dollar term loan by $200.0 million. In addition, the 2008 Credit Agreement provides for a possible increase in the revolving credit facility of up to an additional $200.0 million. The Company’s 2008 Credit Agreement is currently scheduled to expire on October 15, 2013. The Company expects to refinance the debt under the 2008 Credit Agreement with a new credit agreement that meets the Company’s financing requirements prior to October 15, 2013. There are no known trends, demands, commitments, events or uncertainties of which the Company is aware that could be reasonably expected to affect the Company’s ability to refinance the debt under the 2008 Credit Agreement prior to its expiration. The Company expects that its plans to refinance the debt under the 2008 Credit Agreement prior to October 15, 2013 will have no impact on the Company’s operations.

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

The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25% with respect to floating rate loans. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s consolidated total debt to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. At December 31, 2012, the applicable margin percentage over LIBOR under the 2008 Credit Agreement was a weighted average of 1.62% with respect to the term loans and 1.65% with respect to loans under the Revolving Line of Credit, and the applicable margin percentage over the base rate was 0.75% with respect to floating rate loans.

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

The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations above defined thresholds. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of December 31, 2012, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.

The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.

The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $214.6 million in 2013. The Euro Term Loan requires quarterly principal payments in Euros equating to approximately $29.7 million in 2013 (based on USD exchange rates as of December 31, 2012).

The Revolving Line of Credit also matures on October 15, 2013. Loans under this facility may be denominated in USD or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement. On December 31, 2012, the Revolving Line of Credit had an outstanding principal balance of $112.0 million. In addition, letters of credit in the amount of $13.7 million were outstanding on the Revolving Line of Credit at December 31, 2012, leaving $184.3 million available for future use, subject to the terms of the Revolving Line of Credit.

The Company issued $125.0 million of 8% Senior Subordinated Notes (the “Notes”) in 2005. The notes were guaranteed by certain of the Company’s domestic subsidiaries and included customary covenants and events of default. On May 2, 2011, the Company redeemed all $125.0 million in aggregate principal amount outstanding, plus accrued and unpaid interest.

As of December 31, 2012, the Company had approximately $532 million of undistributed earnings related to non-U.S. subsidiaries that are considered to be permanently reinvested in these foreign operations. The Company does not intend to repatriate these foreign earnings; however, tax liabilities may arise in the future if these foreign earnings are distributed.

Management currently expects that the Company’s cash on hand and future cash flows from operating activities will be sufficient to fund its working capital, capital expenditures, cash dividends on its common stock, and potential stock repurchases and restructuring costs for at least the next twelve months. The Company expects to refinance the debt under the 2008 Credit Agreement with a new credit agreement that meets the Company’s financing requirements prior to October 15, 2013 as discussed above. The majority of the Company’s cash is in jurisdictions outside of the U.S. However, the Company believes its U.S. operations will generate sufficient cash flows from operations along with its availability under its Revolving Line of Credit to satisfy its cash needs in the U.S. The Company continues to consider acquisition opportunities, but the size and timing of any future acquisitions and the related potential capital requirements cannot be predicted. In the event that suitable businesses are available for acquisition upon acceptable terms, the Company may obtain all or a portion of the necessary financing through the incurrence of additional long-term borrowings.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

The following table and accompanying disclosures summarize the Company’s significant contractual obligations at December 31, 2012, and the effects such obligations are expected to have on its liquidity and cash flow in future periods:

(Dollars in millions)		Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Debt	$362.5	359.0	0.8	0.8	1.9
Estimated interest payments(1)	8.9	6.4	1.2	0.6	0.7
Capital leases	6.7	0.4	2.8	0.9	2.6
Operating leases	125.8	28.1	40.8	23.7	33.2
Purchase obligations(2)	264.9	229.0	35.9	—	—
Total	$768.8	622.9	81.5	26.0	38.4
(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.

(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of December 31, 2012. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.

Total pension and other postretirement benefit liabilities recognized on the consolidated balance sheet as of December 31, 2012 were $102.1 million and represented the unfunded status of the Company’s defined benefit plans at the end of 2012. Total pension and other postretirement benefit liabilities were $99.4 million at December 31, 2011. The total pension and other postretirement benefit liability is included in the consolidated balance sheet line items accrued liabilities, postretirement benefits other than pensions and other liabilities. Because this liability is impacted by, among other items, plan funding levels, changes in plan demographics and assumptions, and investment return on plan assets, it does not represent expected liquidity needs. Accordingly, the Company did not include this liability in the “Contractual Cash Obligations” table.

The Company funds its U.S. qualified pension plans in accordance with the Employee Retirement Income Security Act of 1974 regulations for the minimum annual required contribution and Internal Revenue Service regulations for the maximum annual allowable tax deduction. The Company is committed to making the required minimum contributions and expects to contribute a total of approximately $1.8 million to its U.S. qualified pension plans during 2013. Furthermore, the Company expects to contribute a total of approximately $1.3 million to its postretirement health care benefit plans during 2013. Future contributions are dependent upon various factors including the performance of the plan assets, benefit payment experience and changes, if any, to current funding requirements. Therefore, no amounts were included in the “Contractual Cash Obligations” table related to expected plan contributions. The Company generally expects to fund all future contributions to its plans with cash flows from operating activities.

The Company’s non-U.S. pension plans are funded in accordance with local laws and income tax regulations. The Company expects to contribute a total of approximately $6.1 million to its non-U.S. qualified pension plans during 2013. No amounts have been included in the “Contractual Cash Obligations” table related to these plans due to the same reasons noted above.

Disclosure of amounts in the “Contractual Cash Obligations” table regarding expected benefit payments in future years for the Company’s pension plans and other postretirement benefit plans cannot be properly reflected due to the ongoing nature of the obligations of these plans. The Company currently anticipates the annual benefit payments for the U.S. plans to be in the range of approximately $5.5 million to $6.5 million in 2013 and to gradually decrease to an annual level of approximately $5.5 million for the next several years, and the annual benefit payments for the non-U.S. plans to be in the range of approximately $7.5 million to $8.5 million in 2013 and to gradually increase to an annual level in the range of $9.5 million to $10.5 million for the next several years.

As of December 31, 2012, the Company had approximately $5.6 million of liabilities for uncertain tax positions. These unrecognized tax benefits have been excluded from the “Contractual Cash Obligations” table due to uncertainty as to the amounts and timing of settlement with taxing authorities.

Net deferred income tax liabilities were $40.8 million as of December 31, 2012. This amount is not included in the “Contractual Cash Obligations” table because the Company believes this presentation would not be meaningful. Net deferred income tax liabilities are calculated based on temporary differences between the tax basis of assets and liabilities and their book basis, which will result in taxable amounts in future years when the book basis is settled. The results of these calculations do not have a direct connection with the amount of cash taxes to be paid in any future periods.

In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of December 31, 2012, the Company had $73.8 million in such instruments outstanding and had pledged $3.4 million of cash to the issuing financial institutions as collateral for such instruments.

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

Predecessors to the Company sometimes manufactured, distributed and/or sold products allegedly at issue in the pending asbestos and silica-related lawsuits (the “Products”). However, neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber or silica sand, the materials that allegedly caused the injury underlying the lawsuits. Moreover, the asbestos-containing components of the Products, if any, were enclosed within the subject Products.

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors where necessary. The latest of these actions, Gardner Denver, Inc. v. Certain Underwriters at Lloyd’s, London, et al., was filed on July 9, 2010, in the Eighth Judicial District, Adams County, Illinois, as case number 10-L-48 (the “Adams County Case”). In the lawsuit, the Company seeks, among other things, to require certain excess insurer defendants to honor their insurance policy obligations to the Company, including payment in whole or in part of the costs associated with the asbestos-related lawsuits filed against the Company. In October 2011, the Company reached a settlement with one of the excess insurer defendants for approximately the amount of such defendant’s policy that was subject to the lawsuit. Substantially all of the Company’s expected future recoveries of the costs associated with the asbestos-related lawsuits are the subject of the Adams County Case.

The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case, or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. Other Liabilities within the Consolidated Balance Sheet includes a $70.7 million litigation reserve as of December 31, 2012 with respect to potential liability arising from the Company’s asbestos-related litigation. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operations or liquidity. However, at this time, based on presently available information, the Company views this possibility as remote.

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

Inventory

Inventories, which consist primarily of raw materials and finished goods, are carried at the lower of cost or market value. Fixed manufacturing overhead is allocated to the cost of inventory based on the normal capacity of production facilities. Unallocated overhead during periods of abnormally low production levels is recognized as cost of sales in the period in which it is incurred. As of December 31, 2012, $268.9 million (78%) of the Company’s inventory is accounted for on a first-in, first-out (FIFO) basis and the remaining $74.3 million (22%) is accounted for on a last-in, first-out (LIFO) basis. The Company establishes inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions.

Goodwill and Indefinite-lived Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired, liabilities assumed, and non-controlling interests, if any. Intangible assets, including goodwill, are assigned to the Company’s reporting units based upon their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 25 years. In accordance with FASB ASC 350, Intangibles — Goodwill and Other, intangible assets deemed to have indefinite lives and goodwill are not subject to amortization but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of a reporting unit below its aggregate carrying value. The Company performed annual tests for the impairment of the carrying values of its goodwill and indefinite-lived intangible assets as of June 30, 2012. The Company did not identify any impairments as a result of its testing procedures as of June 30, 2012.

During the fourth quarter ended December 31, 2012, the Company changed its annual testing date for the impairment of the carrying values of its goodwill and indefinite-lived intangible assets from June 30 to October 1. Management believes that this voluntary change in accounting method is preferable as it better aligns the annual impairment testing date with the Company’s long-term planning and budgeting process, which is a significant element in the testing process. In addition, the change provides the Company with additional time to prepare and complete the impairment test prior to the issuance of its financial statements. As a result of this change, the Company first performed tests as of June 30, 2012 and then performed additional annual impairment tests as of October 1, 2012. This change in the annual testing date, which was applied prospectively, does not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. The Company did not identify any impairments as a result of its testing procedures as of October 1, 2012.

During the year ended December 31, 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (“ASU 2011-08”) and ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). These updates amended existing guidance by giving an entity performing impairment tests the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying amount, then the performance of quantitative impairment tests, as currently prescribed by ASC Topic 350, is required. The Company did not perform qualitative assessments for its reporting units or indefinite-lived intangible assets in connection with the annual impairment tests conducted as of June 30, 2012. The Company did perform qualitative assessments in connection with the annual impairment tests conducted as of October 1, 2012. As a result, the Company determined that it was not more likely than not that the fair value of each of its reporting units and indefinite-lived intangible assets was less than the respective carrying value as of October 1, 2012 and further testing procedures were not required.

A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. The Company considers various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance, cost factors, changes in market capitalization, and any other reporting unit or asset specific items.

The Company performs quantitative impairment tests for the impairment of the carrying value of goodwill for each of its reporting units as necessary. The first step in the quantitative impairment test involves comparing the estimated fair value of each reporting unit with its aggregate carrying value, including goodwill. If a reporting unit’s aggregate carrying value exceeds its estimated fair value, the Company performs the second step of the goodwill impairment test. The second step involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill to measure the amount of impairment loss, if any.

The Company determines the estimated fair value of each reporting unit utilizing the income approach model. This approach makes use of unobservable factors, and the key assumptions that impact the calculation of fair value include the Company’s estimates of the projected revenues, cash flows and a discount rate applied to such cash flows. In developing projected revenues and cash flows, the Company considers available information including, but not limited to, its short-term internal forecasts, historical results, anticipated impact of implemented restructuring initiatives, and its expectations about uncertain economic conditions. In addition, the Company forecasts sales growth to trend down to an inflationary growth rate of 3% per annum. The determination of the discount rate is based on the weighted-average cost of capital with the cost of equity determined using the capital asset pricing model (“CAPM”). The CAPM uses assumptions such as a risk-free rate, a stock-beta adjusted risk premium and a size premium. These assumptions are derived from publicly available information and, therefore, the Company believes its assumptions are reflective of the assumptions made by market participants. Additionally, the market approach is used to provide market evidence supporting the Company’s overall enterprise value and corroborate the reasonableness of the consolidated fair value of equity derived under the income approach as compared to the Company’s market capitalization, inclusive of an estimated overall control premium.

The quantitative impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

The Company performs sensitivity analyses in connection with both its qualitative and quantitative impairment testing procedures to ensure that a confluence of identified and potential events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset would not change the results of the procedures. The sensitivity analyses performed in connection with the impairment testing procedures as of June 30, 2012 and October 1, 2012 did not change the results of these tests.

Long-lived Assets

The Company accounts for long-lived assets, including intangible assets that are amortized, in accordance with FASB ASC 360-10-05-4, Impairment or Disposal of Long-Lived Assets (“FASB ASC 360-10-05-4”) which requires that all long-lived assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include the occurrence of an adverse change in the market involving the business employing the related long-lived assets or a situation in which it is more likely than not that the Company will dispose of such assets. If indicators of impairment are present, reviews are performed to determine whether the carrying value of the long-lived assets to be held and used is impaired. Such reviews involve a comparison of the carrying amount of the asset group to the future net undiscounted cash flows expected to be generated by those assets over their remaining useful lives. If the comparison indicates that there is impairment, the impairment loss to be recognized as a non-cash charge to earn-

ings is measured by the amount by which the carrying amount of the assets exceeds their fair value and the impaired assets are written down to their fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted expected future cash flows. Assets to be disposed are reported at the lower of the carrying amount or fair value, less costs to dispose.

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

Stock-Based Compensation

The Company accounts for share-based payment awards in accordance with FASB ASC 718, Compensation — Stock Compensation. Share-based payment expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period (generally the vesting period of the award). Determination of the fair values of share-based payment awards at grant date requires judgment, including estimating the expected term of the relevant share-based awards and the expected volatility of the Company’s stock. Additionally, management must estimate the amount of share-based awards that are expected to be forfeited. The expected term of share-based awards represents the period of time that the share-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. The expected volatility is based on the historical volatility of the Company’s stock over the expected term of the award. Expected forfeitures are based on historical experience and have not fluctuated significantly during the past three years.

Pension and Other Postretirement Benefits

Gardner Denver sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. In determining these assumptions, the Company consults with outside actuaries and other advisors. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2012 and 2011 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost. Actuarial valuations associated with the Company’s pension plans at December 31, 2012 used a weighted average discount rate of 4.74% and a weighted average expected rate of return on plan assets of 6.73%. A 0.5% decrease in the discount rate would increase annual pension expense by approximately $1.5 million. A 0.5% decrease in the expected return on plan assets would increase the Company’s annual pension expense by approximately $1.1 million. Please refer to Note 11 “Benefit Plans” in the “Notes to Consolidated Financial Statements” for disclosures related to Gardner Denver’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

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

Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of December 31, 2012 and 2011, are summarized in Note 16 “Hedging Activities, Derivative Instruments and Credit Risk” in the “Notes to Consolidated Financial Statements.”

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

Interest Rate Risk

The Company’s exposure to interest rate risk results primarily from its borrowings of $369.2 million at December 31, 2012. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions of each instrument. The interest rates on approximately 55% of the Company’s borrowings were effectively fixed as of December 31, 2012. If the relevant LIBOR amounts for all of the Company’s borrowings had been 100 basis points higher than actual in 2012, the Company’s interest expense would have increased by $2.8 million.

Exchange Rate Risk

A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the U.S. in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Other than the USD, the EUR, GBP, and CNY are the principal currencies in which the Company and its subsidiaries enter into transactions. The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At December 31, 2012, the notional amount of open forward currency contracts was $137.8 million and their aggregate fair value was an asset of $0.5 million.

To illustrate the impact of currency exchange rates on the Company’s financial results, the Company’s 2012 operating income would have decreased by approximately $19.3 million if the USD had been 10% more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gardner Denver, Inc.

We have audited the accompanying consolidated balance sheet of Gardner Denver, Inc. as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2012 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gardner Denver, Inc. at December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gardner Denver Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Philadelphia, PA

February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Gardner Denver, Inc.:

We have audited the accompanying consolidated balance sheet of Gardner Denver, Inc. and subsidiaries (the Company) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gardner Denver, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, Missouri

February 24, 2012

Consolidated Statements of Operations

GARDNER DENVER, INC.

Years ended December 31

(Dollars in thousands except per share amounts)

	2012	2011	2010
Revenues	$2,355,525	2,370,903	1,895,104
Cost of sales	1,551,138	1,563,049	1,268,696
Gross profit	804,387	807,854	626,408
Selling and administrative expenses	402,745	394,769	369,482
Other operating expense, net	28,898	12,374	4,516
Operating income	372,744	400,711	252,410
Interest expense	14,706	15,397	23,424
Other income, net	(3,524)	(1,667)	(2,865)
Income before income taxes	361,562	386,981	231,851
Provision for income taxes	97,069	107,439	56,897
Net income	264,493	279,542	174,954
Less: Net income attributable to noncontrolling interests	1,227	1,979	1,992
Net income attributable to Gardner Denver	$263,266	277,563	172,962
Net earnings per share attributable to Gardner Denver common stockholders
Basic earnings per share	$5.31	5.37	3.31
Diluted earnings per share	$5.28	5.33	3.28
Cash dividends declared per common share	$0.20	0.20	0.20

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

GARDNER DENVER, INC.

Years ended December 31

(Dollars in thousands)

	2012	2011	2010
Comprehensive Income Attributable to Gardner Denver
Net income attributable to Gardner Denver	$263,266	277,563	172,962
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	20,341	(31,249)	(65,291)
Unrecognized gain (loss) on cash flow hedges, net	185	434	(683)
Foreign currency (loss) gain on investment in foreign subsidiaries	4,850	(1,783)	40,414
Pension and other postretirement prior service cost and gain or loss, net	(5,486)	(11,541)	4,471
Total other comprehensive (loss) income, net of tax	19,890	(44,139)	(21,089)
Comprehensive income attributable to Gardner Denver	$283,156	233,424	151,873
Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$1,227	1,979	1,992
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net	70	314	(324)
Total other comprehensive (loss) income, net of tax	70	314	(324)
Comprehensive income attributable to noncontrolling interests	1,297	2,293	1,668
Total Comprehensive Income	$284,453	235,717	153,541

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

GARDNER DENVER, INC.

December 31

(Dollars in thousands except per share amounts)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$254,000	155,259
Accounts receivable, net	444,815	477,505
Inventories, net	343,197	311,679
Deferred income taxes	34,294	35,948
Other current assets	29,071	35,343
Total current assets	1,105,377	1,015,734
Property, plant and equipment, net	295,244	290,912
Goodwill	680,900	676,582
Other intangibles, net	339,724	348,884
Other assets	68,947	33,456
Total assets	$2,490,192	2,365,568
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$359,433	77,692
Accounts payable	198,388	214,514
Accrued liabilities	193,073	213,548
Deferred income taxes	11,587	—
Total current liabilities	762,481	505,754
Long-term debt, less current maturities	9,727	326,133
Postretirement benefits other than pensions	4,296	14,712
Deferred income taxes	63,466	76,761
Other liabilities	196,059	162,577
Total liabilities	1,036,029	1,085,937
Gardner Denver stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 49,144,212 and 50,650,971 shares outstanding at December 31, 2012 and 2011, respectively	601	598
Capital in excess of par value	618,454	601,854
Retained earnings	1,226,237	972,867
Accumulated other comprehensive income	37,176	17,286
Treasury stock at cost; 10,932,361 and 9,122,204 shares at December 31, 2012 and 2011, respectively	(430,853)	(315,314)
Total Gardner Denver stockholders’ equity	1,451,615	1,277,291
Noncontrolling interests	2,548	2,340
Total stockholders’ equity	1,454,163	1,279,631
Total liabilities and stockholders’ equity	$2,490,192	2,365,568

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

GARDNER DENVER, INC.

Years ended December 31

(Dollars and shares in thousands)

	2012	2011	2010
Number of Common Shares Issued
Balance at beginning of year	59,773	59,450	58,631
Stock issued for benefit and stock compensation plans	304	323	819
Balance at end of year	60,077	59,773	59,450
Common Stock
Balance at beginning of year	$598	595	586
Stock issued for benefit and stock compensation plans	3	3	9
Balance at end of year	$601	598	595
Capital in Excess of Par Value
Balance at beginning of year	$601,854	591,988	558,733
Stock issued for benefit and stock compensation plans	8,029	8,649	23,485
Stock-based compensation	8,571	9,970	9,770
Acquisition of noncontrolling interests	—	(8,753)	—
Balance at end of year	$618,454	601,854	591,988
Retained Earnings
Balance at beginning of year	$972,867	705,699	543,272
Net income	263,266	277,563	172,962
Cash dividends declared; $0.20 per common share in 2012, 2011, and 2010, respectively	(9,896)	(10,395)	(10,535)
Balance at end of year	$1,226,237	972,867	705,699
Accumulated Other Comprehensive Income
Balance at beginning of year	$17,286	61,425	82,514
Foreign currency translation adjustments, net	20,341	(31,249)	(65,291)
Unrecognized gain (loss) on cash flow hedges, net of tax	185	434	(683)
Foreign currency (loss) gain on investment in foreign subsidiaries	4,850	(1,783)	40,414
Pension and other postretirement prior service cost and actuarial gain or loss, net of tax	(5,486)	(11,541)	4,471
Balance at end of year	$37,176	17,286	61,425
Treasury Stock
Balance at beginning of year	$(315,314)	(182,544)	(132,935)
Purchases of treasury stock	(115,516)	(132,498)	(49,261)
Deferred compensation	(23)	(272)	(348)
Balance at end of year	$(430,853)	(315,314)	(182,544)
Total Gardner Denver Stockholders’ Equity	$1,451,615	1,277,291	1,177,163
Noncontrolling Interests
Balance at beginning of year	$2,340	12,510	11,839
Net income	1,227	1,979	1,992
Dividends to minority stockholders	(1,089)	(1,024)	(997)
Acquisition of noncontrolling interests	—	(11,534)	—
Business combinations	—	95	—
Foreign currency translation adjustments, net	70	314	(324)
Balance at end of year	$2,548	2,340	12,510
Total Stockholders’ Equity	$1,454,163	1,279,631	1,189,673

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

GARDNER DENVER, INC.

Years ended December 31

(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$264,493	279,542	174,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,778	60,284	60,248
Foreign currency transaction (gain) loss, net	3,364	(684)	(2,047)
Net loss on asset dispositions	1,539	1,944	2,114
LIFO liquidation income	(190)	(204)	(754)
Stock issued for employee benefit plans	853	1,138	3,719
Stock-based compensation expense	5,384	6,453	6,398
Excess tax benefits from stock-based compensation	(3,305)	(3,396)	(3,195)
Deferred income taxes	(1,363)	(10,574)	(8,756)
Changes in assets and liabilities:
Receivables	37,983	(88,380)	(43,845)
Inventories	(27,718)	(46,374)	(15,418)
Accounts payable and accrued liabilities	(39,746)	88,933	36,705
Other assets and liabilities, net	(16,263)	11,129	(7,875)
Net cash provided by operating activities	288,809	299,811	202,248
Cash flows from investing activities:
Capital expenditures	(49,750)	(55,688)	(33,039)
Net cash paid in business combinations	—	(196,373)	(12,142)
Disposals of property, plant and equipment	9,027	3,735	2,681
Net cash used in investing activities	(40,723)	(248,326)	(42,500)
Cash flows from financing activities:
Principal payments on short-term borrowings	(8,245)	(18,496)	(24,866)
Proceeds from short-term borrowings	8,102	13,371	26,913
Principal payments on long-term debt	(279,485)	(330,108)	(82,808)
Proceeds from long-term debt	244,037	447,594	8,034
Proceeds from stock option exercises	7,180	7,514	19,565
Excess tax benefits from stock-based compensation	3,305	3,396	3,195
Purchase of treasury stock	(115,516)	(132,607)	(49,400)
Debt issuance costs	—	(599)	—
Cash dividends paid	(9,916)	(10,384)	(10,499)
Purchase of shares from noncontrolling interests	—	(18,806)	—
Other	(1,088)	(1,023)	(992)
Net cash used in financing activities	(151,626)	(40,148)	(110,858)
Effect of exchange rate changes on cash and cash equivalents	2,281	(13,107)	(1,597)
(Decrease) increase in cash and cash equivalents	98,741	(1,770)	47,293
Cash and cash equivalents, beginning of year	155,259	157,029	109,736
Cash and cash equivalents, end of year	$254,000	155,259	157,029

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

Principles of Consolidation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition. Accordingly, revenue is recognized only when a firm sales agreement is in place, delivery has occurred or services have been rendered and collectability of the fixed or determinable sales price is reasonably assured. These criteria are usually met at the time of product shipment. Service revenue is earned and recognized when services are performed and collection is reasonably assured and is not material to any period presented. The Company’s revenue recognition policy does not vary among its various marketing venues, including independent distributors, sales representatives and original equipment manufacturers (“OEM”).

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

Cash and Cash Equivalents

Cash and equivalents are highly liquid investments primarily consisting of demand deposits. Cash and cash equivalents have original maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value. As of December 31, 2012, cash of $3.4 million was pledged to financial institutions as collateral to support the issuance of standby letters of credit and similar instruments on behalf of the Company and its subsidiaries.

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

Inventories

Inventories, which consist primarily of raw materials and finished goods, are carried at the lower of cost or market value. Fixed manufacturing overhead is allocated to the cost of inventory based on the normal capacity of production facilities. Unallocated overhead during periods of abnormally low production levels is recognized as cost of sales in the period in which it is incurred. As of December 31, 2012, $268.9 million (78%) of the Company’s inventory is accounted for on a first-in, first-out (FIFO) basis and the remaining $74.3 million (22%) is accounted for on a last-in, first-out (LIFO) basis. The Company establishes inventory reserves for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future demand and market conditions. Shipping and handling costs are classified as a component of “Cost of sales” in the Consolidated Statements of Operations.

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

During the fourth quarter ended December 31, 2012, the Company changed its annual testing date for the impairment of the carrying values of its goodwill and indefinite-lived intangible assets from June 30 to October 1. Management believes that this voluntary change in accounting method is preferable as it better aligns the annual impairment testing date with the Company’s long-term planning and budgeting process, which is a significant element in the testing process. In addition, the change provides the Company with additional time to prepare and complete the impairment test prior to the issuance of its financial statements. As a result of this change, the Company first performed tests as of June 30, 2012 and then performed additional annual impairment tests as of October 1, 2012. This change in the annual testing date, which was applied prospectively, does not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. The Company did not identify any impairments as a result of its testing procedures as of June 30, 2012 or October 1, 2012.

See Note 8 “Goodwill and Other Intangible Assets” for additional information related to impairment testing for goodwill and other intangible assets.

Long-lived Assets

The Company reviews all long-lived assets, including intangible assets that are amortized, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Such events and circumstances include the occurrence of an adverse change in the market involving the business employing the related long-lived assets or a situation in which it is more likely than not that the Company will dispose of such assets. If indicators of impairment are present, reviews are performed to determine whether the carrying value of the long-lived assets to be held and used is impaired. Such reviews involve a comparison of the carrying amount of the asset group to the future net undiscounted cash flows expected to be generated by those assets over their remaining useful lives. If the comparison indicates that there is impairment, the impairment loss to be recognized as a non-cash charge to earnings is measured by the amount by which the carrying amount of the assets exceeds their fair value and the impaired assets are written down to their fair value or, if fair value is not readily determinable, to an estimated fair value based on discounted expected future cash flows. Assets to be disposed are reported at the lower of the carrying amount or fair value, less costs to dispose.

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

Stock-Based Compensation

Share-based payment expense is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period (generally the vesting period of the award). Determination of the fair values of share-based payment awards at grant date requires judgment, including estimating the expected term of the relevant share-based awards and the expected volatility of the Company’s stock. Additionally, management must estimate the amount of share-based awards that are expected to be forfeited. The expected term of share-based awards represents the period of time that the share-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. The expected volatility is based on the historical volatility of the Company’s stock over the expected term of the award. Expected forfeitures are based on historical experience and have not fluctuated significantly during the past three years.

Pension and Other Postretirement Benefits

Gardner Denver sponsors a number of pension plans and other postretirement benefit plans worldwide. The calculation of the pension and other postretirement benefit obligations and net periodic benefit cost under these plans requires the use of actuarial valuation methods and assumptions. In determining these assumptions, the Company consults with outside actuaries and other advisors. These assumptions include the discount rates used to value the projected benefit obligations, future rate of compensation increases, expected rates of return on plan assets and expected healthcare cost trend rates. The discount rates selected to measure the present value of the Company’s benefit obligations as of December 31, 2012 and 2011 were derived by examining the rates of high-quality, fixed income securities whose cash flows or duration match the timing and amount of expected benefit payments under the plans. In accordance with GAAP, actual results that differ from the Company’s assumptions are recorded in accumulated other comprehensive income and amortized through net periodic benefit cost over future periods. While management believes that the assumptions are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement benefit obligations and future net periodic benefit cost. See Note 11 “Benefit Plans” for disclosures related to Gardner Denver’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

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

Research and Development

During the years ended December 31, 2012, 2011, and 2010, the Company spent approximately $39.5 million, $39.3 million, and $35.9 million, respectively, on research activities relating to the development of new products and the improvement of existing products. All such expenditures were funded by the Company and were expensed as incurred.

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the derivative continues to be carried on the balance sheet at its fair value, and the hedged asset or liability is no longer adjusted for changes in fair value. When cash flow hedge accounting is discontinued because the derivative is sold, terminated, or exercised, the net gain or loss remains in accumulated other comprehensive income and is reclassified into earnings in the same period that the hedged transaction affects earnings or until it becomes unlikely that a hedged forecasted transaction will occur within two months of the originally scheduled time period. When hedge accounting is discontinued because a hedged item no longer meets the definition of a firm commitment, the derivative continues to be carried on the balance sheet at its fair value, and any asset or liability that was recorded pursuant to recognition of the firm commitment is removed from the balance sheet and recognized as a gain or loss currently in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur within two months of the originally specified time period, the derivative continues to be carried on the balance sheet at its fair value, and gains and losses reported in accumulated other comprehensive income are recognized immediately in earnings.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), consisting of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations, (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and hedges of net investments in foreign operations, (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes, and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes. See Note 13 “Accumulated Other Comprehensive Income (Loss).”

Restructuring Charges

The Company incurs costs in connection with the closure and consolidation of facilities and functions. Such costs include employee termination benefits (one-time arrangements and benefits attributable to prior service); termination of contractual obligations; the write-down of current and long-term assets to the lower of cost or fair val-

ue; and other direct incremental costs including relocation of employees, inventory and equipment. Charges recorded in connection with restructuring plans are included in “Other operating expense, net” in the Consolidated Statements of Operations.

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

Business Combinations

The Company accounts for business combinations by applying the acquisition method. The Company’s consolidated financial statements include the operating results of acquired entities from the respective dates of acquisition. The Company recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest as of the acquisition date at fair value. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed and any non-controlling interest is recognized in the Consolidated Balance Sheets as goodwill. Costs incurred by the Company to effect a business combination other than costs related to the issuance of debt or equity securities are included in the Consolidated Statements of Operations in the period the costs are incurred and the services are received.

Note 2: New Accounting Standards

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the performance of the two-step goodwill impairment test, as currently prescribed by ASC Topic 350, is required. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance on January 1, 2012. Adoption of this guidance did not have a material effect on the Company’s results of operations, financial position and cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). This update amends existing guidance by giving an entity testing an indefinite-lived intangible asset for impairment the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If an entity determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the performance of the quantitative impairment test, as currently prescribed by ASC Topic 350, is required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance on October 1, 2012. Adoption of this guidance did not have a material effect on the Company’s results of operations, financial position and cash flows.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). This update requires the following new disclosures related to certain recognized financial instruments subject to master netting arrangements or similar agreements: (i) the gross amounts of recognized financial assets and liabilities; (ii) the amounts offset under current GAAP; (iii) the net amounts presented in the balance sheet; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in (ii); and (v) the net amount representing the difference between (iii) and (iv). The update also requires qualitative disclosures related to counterparties, setoff rights, and terms of enforceable master netting arrangements and related agreements depending on their effect or potential effect on the entity’s financial position. The new disclosures will enable financial statement users to compare balance sheets prepared under US GAAP and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), clarifying that the scope of ASU 2011-11 will apply to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with existing relevant GAAP or subject to a master netting arrangement or similar agreement. ASU 2013-01 and ASU 2011-11 are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not currently expect that the adoption of these updates in the first quarter of 2013 will have a significant effect on its consolidated financial statements and related disclosures.

In November 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the effective date of presentation requirements included in ASU 2011-05 related to reclassification adjustments. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), requiring companies to present information about the amounts reclassified out of accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. Public companies will also have to provide this information in their interim financial statements. ASU 2013-02 requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. For amounts that that are not required to be reclassified to net income in their entirety, companies are required to cross reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective for public entities for annual reporting periods beginning after December 15, 2012, and for interim periods within those years. The Company does not currently expect that the adoption of this update will have a significant effect on its consolidated financial statements and related disclosures.

Note 3: Business Combinations

Acquisition of Robuschi S.p.A.

On December 15, 2011, the Company acquired Robuschi S.p.A. (“Robuschi”), a leading European-based producer of blowers, pumps and compressor packages. These products are used in a wide variety of end markets including wastewater treatment, mining, and power generation, as well as general industrial applications. The Company acquired all outstanding shares and share equivalents of Robuschi for total consideration of $200.8 million, which consisted of payments to shareholders of $151.5 million and the retirement of Robuschi external debt at closing of $49.3 million. The Company also assumed approximately $5.2 million of long-term debt in connection with the purchase. There are no contingent payments or commitments remaining related to this acquisition.

The following table summarizes the Company’s estimates of the fair values of the assets acquired and liabilities assumed as of the acquisition date:

Cash & cash equivalents	$6,714
Accounts receivable, net	24,010
Inventories, net	26,501
Property, plant and equipment	14,202
Other current assets	1,602
Identifiable intangible assets	80,049
Goodwill	111,586
Current liabilities	(30,470)
Long-term deferred income taxes	(27,660)
Other long-term liabilities	(5,677)
Noncontrolling interests	(95)
Aggregate purchase price	$200,762

The following table summarizes the estimated fair values of the intangible assets acquired in the Robuschi acquisition:

Amortizing intangible assets:
Customer relationships	$58,159
Product technology	2,337
Other	2,547
Non-amortizing intangible assets:
Trademarks	17,006
Goodwill	111,586
Total intangible assets	$191,635

The weighted-average amortization periods for customer relationships, product technology and other amortizing intangible assets are 18 years, 17 years and 2.6 years, respectively. All of the goodwill resulting from the Robuschi acquisition was attributed to the Industrial Products Group reportable segment with a substantial majority of this balance expected to be deductible for tax purposes.

Note 4: Restructuring

The Company initiated restructuring plans in 2010 and prior years due to the decline in demand for its products associated with the global economic crisis and to improve the Company’s operating margins. Execution of these plans was substantially completed during 2010. In 2011, the Company recorded approximately $8.6 million in charges associated with further streamlining of manufacturing operations and other cost reduction initiatives. In addition, the 2011 charges included costs associated with the establishment of a centralized European shared service center in the Czech Republic. The Company substantially completed the restructuring actions commenced in 2011 during 2012. The Company recorded charges related to 2011 plans of $1.1 million for the year ended December 31, 2012.

In addition, in 2012 the Company launched a broader restructuring program designed to optimize the Company’s global manufacturing footprint, better serve customers and expand margins. The initial phase of the global restructuring effort was commenced in the first quarter of 2012. These restructuring actions were primarily focused on the European and North American operations included in the Industrial Products Group reportable segment. These actions, once completed, will reduce the Company’s global headcount by approximately 7%. In addition, the Company closed three production facilities in 2012, including two facilities in the U.S. and one in

Sweden. The Company expects to close an additional facility in the UK in 2013. The Company recorded charges related to the initial phase of the restructuring plans of $17.5 million for the year ended December 31, 2012. The Company expects to complete the specific steps contemplated by this initial phase by the end of 2013 and to incur related additional charges of approximately $6.9 million.

On August 16, 2012, the Company announced the launch of phase two of the restructuring program, which is primarily focused on the European operations included in the Industrial Products Group reportable segment. Phase two involves further reductions in the number of manufacturing facilities and associated headcount. Phase two of the program is subject to required consultations with local stakeholders, including employee representatives, and will continue until the end of 2015.

The Company expects to incur severance and other employment related benefit costs in the range of $60 to $65 million and other costs in the range of $15 to $20 million for phase one and phase two of the restructuring program. Non-cash charges, primarily related to fixed assets, are expected to be in the range of $10 to $15 million.

Charges recorded in connection with restructuring plans are included in “Other operating expense, net” in the Consolidated Statements of Operations, and are summarized for the years ended December 31, 2012, 2011, and 2010 by reportable segment as follows:

	Industrial Products Group	Engineered Products Group	Total
2010	$3,687	(1,491)	2,196
2011	6,621	1,963	8,584
2012	14,761	3,909	18,670
Total	$25,069	4,381	29,450

The following table summarizes the activity in the restructuring accrual accounts for the years ended December 31, 2012, 2011, and 2010:

	Termination Benefits	Other	Total
Balance at December 31, 2009	$17,325	3,655	20,980
Charged to expense	711	1,485	2,196
Paid	(10,246)	(3,627)	(13,873)
Other, net (primarily foreign currency translation)	(3,197)	(63)	(3,260)
Balance at December 31, 2010	$4,593	1,450	6,043
Charged to expense	6,272	2,312	8,584
Paid	(7,710)	(2,684)	(10,394)
Other, net (primarily foreign currency translation)	33	216	249
Balance at December 31, 2011	$3,188	1,294	4,482
Charged to expense	15,348	3,322	18,670
Paid	(11,730)	(3,725)	(15,455)
Other, net (primarily foreign currency translation)	(315)	165	(150)
Balance at December 31, 2012	$6,491	1,056	7,547

Note 5: Allowance for Doubtful Accounts

The allowance for doubtful trade accounts receivable as of December 31, 2012, 2011 and 2010 consists of the following:

	2012	2011	2010
Balance as of January 1	$11,485	11,531	10,690
Provision charged to expense	3,034	3,728	3,991
Charged to other accounts(1)	151	(57)	(89)
Deductions	(3,064)	(3,717)	(3,061)
Balance as of December 31	$11,606	11,485	11,531

(1)	Primarily includes the effect of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD.

Note 6: Inventories

Inventories as of December 31, 2012 and 2011 consist of the following:

	2012	2011
Raw materials, including parts and subassemblies	$256,055	202,542
Work-in-process	44,417	57,264
Finished goods	62,230	67,748
	362,702	327,554
Excess of FIFO costs over LIFO costs	(19,505)	(15,875)
Inventories, net	$343,197	311,679

During 2012 and 2011, the amount of inventories in certain LIFO pools decreased, which resulted in liquidations of LIFO inventory layers, which are carried at lower costs. The effect of these liquidations was to increase net income in 2012 and 2011 by approximately $118 and $126, respectively. It is the Company’s policy to record the earnings effect of LIFO inventory liquidations in the quarter in which a decrease for the entire year becomes certain. In both 2012 and 2011, the LIFO liquidation income was recorded in the fourth quarter. The Company believes that FIFO costs in the aggregate approximate replacement or current cost and, thus, the excess of replacement or current cost over LIFO value was $19.5 million and $15.9 million as of December 31, 2012 and 2011, respectively.

Note 7: Property, Plant and Equipment

Property, plant and equipment as of December 31, 2012 and 2011 consist of the following:

	2012	2011
Land and land improvements	$28,200	27,470
Buildings	169,082	160,427
Machinery and equipment	307,871	292,131
Tooling, dies, patterns, etc.	74,909	65,789
Office furniture and equipment	54,130	46,224
Other	19,550	18,415
Construction in progress	26,974	34,634
	680,716	645,090
Accumulated depreciation	(385,472)	(354,178)
Property, plant and equipment, net	$295,244	290,912

Note 8: Goodwill and Other Intangible Assets

Intangible assets, including goodwill, are assigned to the Company’s reporting units based upon their fair value at the time of acquisition. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which range from 5 to 25 years. Intangible assets deemed to have indefinite lives and goodwill are not subject to amortization, but are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired or that there is a probable reduction in the fair value of a reporting unit below its aggregate carrying value. The Company performed annual tests for impairment of the carrying values of its goodwill and indefinite-lived intangible assets as of June 30, 2012. During the fourth quarter ended December 31, 2012, the Company elected to change its annual testing date for the impairment of goodwill and indefinite-lived intangible assets from June 30 to October 1. As a result of this change, the Company first performed tests as of June 30, 2012 and then performed additional annual impairment tests as of October 1, 2012.

The Company performs quantitative impairment tests for the impairment of the carrying value of goodwill for each of its reporting units as necessary. The first step in the quantitative impairment test involves comparing the estimated fair value of each reporting unit with its aggregate carrying value, including goodwill. If a reporting unit’s aggregate carrying value exceeds its estimated fair value, the Company performs the second step of the goodwill impairment test. The second step involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill to measure the amount of impairment loss, if any.

The Company performed quantitative impairment tests of the carrying value of goodwill as of June 30, 2012 by determining the estimated fair value of each reporting unit utilizing the income approach model. The Company did not perform qualitative assessments in connection with the annual impairment tests conducted as of June 30, 2012. The quantitative approach makes use of unobservable factors, and the key assumptions that impact the calculation of fair value include the Company’s estimates of the projected revenues, cash flows and a discount rate applied to such cash flows. In developing projected revenues and cash flows, the Company considered available information including, but not limited to, its short-term internal forecasts, historical results, anticipated impact of implemented restructuring initiatives, and its expectations about the strength and duration of the current economic recovery. In addition, the Company forecasted sales growth to trend down to an inflationary growth rate of 3% per annum. The determination of the discount rate was based on the weighted-average cost of capital with the cost of equity determined using the capital asset pricing model (“CAPM”). The CAPM uses assumptions such as a risk-free rate, a stock-beta adjusted risk premium and a size premium. These assumptions were derived from publicly available information and, therefore, the Company believes its assumptions are reflective of the assumptions made by market participants. Additionally, the market approach was used to provide market evidence supporting the Company’s overall enterprise value and corroborate the reasonableness of the consolidated fair value of equity derived under the income approach as compared to the Company’s market capitalization, inclusive of an estimated overall control premium.

The Company performed qualitative assessments for all of its reporting units and indefinite-lived intangible assets in connection with the annual impairment tests conducted as of October 1, 2012. A qualitative assessment includes evaluating all identified events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset for the purpose of determining whether it is more likely than not that these assets are impaired. The Company considered various factors while performing qualitative assessments, including macroeconomic conditions, industry and market conditions, financial performance, cost factors, changes in market capitalization, and any other reporting unit or asset specific items.

The quantitative impairment test for indefinite-lived intangible assets involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

The Company concluded that no impairments of goodwill or indefinite-lived intangible assets existed as a result of tests performed in 2012 and 2011. The Company performs sensitivity analyses in connection with both its qualitative and quantitative impairment testing procedures to ensure that a confluence of identified and potential events and circumstances that could affect the significant inputs used to determine the fair value of a reporting unit or indefinite-lived intangible asset would not change the results of the procedures. The sensitivity analyses performed in connection with the impairment testing procedures as of June 30, 2012 and October 1, 2012 did not change the results of these tests.

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

The changes in the carrying amount of goodwill attributable to each business segment for the years ended December 31, 2012 and 2011 are presented in the table below. The $112.2 million increase in goodwill related to acquisitions in 2011 is associated with the valuation of Robuschi.

	Industrial Products Group	Engineered Products Group	Total
Balance as of December 31, 2010	$250,084	321,712	571,796
Acquisitions	112,221	—	112,221
Foreign currency translation	(4,070)	(3,365)	(7,435)
Balance as of December 31, 2011	$358,235	318,347	676,582
Adjustments	(634)	—	(634)
Divestitures	(195)	—	(195)
Foreign currency translation	1,670	3,477	5,147
Balance as of December 31, 2012	$359,076	321,824	680,900
Cumulative goodwill impairment charges (1)	$252,533	—	252,533

(1)	Based on exchange rates at the date of the charge.

Other intangible assets at December 31, 2012 and 2011 consist of the following:

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	$174,660	(46,764)	172,724	(36,028)
Acquired technology	101,178	(60,233)	99,383	(56,879)
Trademarks	57,609	(13,004)	53,510	(10,591)
Other	11,917	(10,862)	9,171	(6,141)
Unamortized intangible assets:
Trademarks	125,223	—	123,735	—
Total other intangible assets	$470,587	(130,863)	458,523	(109,639)

Amortization of intangible assets was $20.1 million and $17.1 million in 2012 and 2011, respectively. The increase in amortization expense in 2012 is primarily due to the amortization of intangible assets related to the Robuschi acquisition, including $3.4 million of amortization expense associated with customer backlog in the first quarter of 2012. Amortization of intangible assets is anticipated to be approximately $17.0 million per year for 2013 through 2017 based upon exchange rates as of December 31, 2012.

Note 9: Accrued Liabilities

Accrued liabilities as of December 31, 2012 and 2011 consist of the following:

	2012	2011
Salaries, wages and related fringe benefits	$53,328	59,080
Taxes	14,266	34,891
Advance payments on sales contracts	39,567	40,689
Product warranty	24,429	22,939
Product liability, and medical and workers’ compensation claims	10,073	10,305
Restructuring	7,492	4,439
Other	43,918	41,205
Total accrued liabilities	$193,073	213,548

A reconciliation of the changes in the accrued product warranty liability for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Balance as of January 1	$22,939	19,100	19,312
Product warranty accruals	22,614	26,989	24,730
Settlements	(21,468)	(23,434)	(24,600)
Acquisitions	—	532	133
Charged to other accounts(1)	344	(248)	(475)
Balance as of December 31	$24,429	22,939	19,100

(1)	Includes primarily the effect of foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the USD.

Note 10: Debt

Debt as of December 31, 2012 and 2011 consists of the following:

	2012	2011
Short-term debt	$2,288	2,392
Long-term debt:
Credit Line, due 2013(1)	$112,000	72,000
Term Loan denominated in U.S. dollars, due 2013(2)	214,615	260,000
Term Loan denominated in euros, due 2013(3)	29,718	50,596
Secured Mortgages(4)	3,880	6,504
Capitalized leases and other long-term debt	6,659	12,333
Total long-term debt, including current maturities	366,872	401,433
Current maturities of long-term debt	357,145	75,300
Long-term debt, less current maturities	$9,727	326,133

(1)	The loans under this facility may be denominated in USD or several foreign currencies. The interest rates under the facility are based on prime, federal funds and/or the London interbank offer rate (“LIBOR”) for the applicable currency. At December 31, 2012, the applicable rate was 2.0%, and the weighted-average rate was 1.9% for the twelve-month period ended December 31, 2012.

(2)	The interest rate for this loan varies with prime, federal funds and/or LIBOR. At December 31, 2012, the applicable rate was 1.8%, and the weighted-average rate was 1.9% for the twelve-month period ended December 31, 2012.

(3)	The interest rate for this loan varies with LIBOR. At December 31, 2012, the rate was 2.1%, and the weighted-average rate was 2.3% for the twelve-month period ended December 31, 2012.

(4)	This amount consisted of two fixed-rate commercial loans as of December 31, 2011. One of these commercial loans was paid off in December 2012. The remaining commercial loan had an outstanding balance of €2,941 at December 31, 2012. The loan is secured by the Company’s facility in Bad Neustadt, Germany.

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

The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan requires quarterly principal payments aggregating approximately $214.6 million in 2013. The Euro Term Loan requires quarterly principal payments in Euros equating to approximately $29.7 million in 2013 (based on USD exchange rates as of December 31, 2012).

The Revolving Line of Credit also matures on October 15, 2013. Loans under this facility may be denominated in USD or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement. On December 31, 2012, the Revolving Line of Credit had an outstanding principal balance of $112.0 million. In addition, letters of credit in the amount of $13.7 million were outstanding on the Revolving Line of Credit at December 31, 2012, leaving $184.3 million available for future use, subject to the terms of the Revolving Line of Credit.

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

The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25% with respect to floating rate loans. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s consolidated total debt to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. At December 31, 2012, the applicable margin percentage over LIBOR under the 2008 Credit Agreement was a weighted average of 1.62% with respect to the term loans and 1.65% with respect to loans under the Revolving Line of Credit, and the applicable margin percentage over the base rate was 0.75% with respect to floating rate loans. The Company periodically uses interest rate swaps to hedge a portion of its exposure to variability in future LIBOR-based interest payments on variable-rate debt (see Note 16 “Hedging Activities, Derivative Instruments and Credit Risk”).

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

The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations above defined thresholds. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of December 31, 2012, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.

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

As of December 31, 2009, a portion of the Euro Term Loan was designated as a hedge of net euro (“EUR”) investments in foreign operations. As such, changes in the reported amount of these borrowings due to changes in currency exchange rates are included in accumulated other comprehensive income (see Note 13 “Accumulated Other Comprehensive Income (Loss)”). As of December 31, 2012, the balance of this designation was €22.5 million.

Total debt maturities for the five years subsequent to December 31, 2012 and thereafter are approximately $359.4 million, $0.8 million, $2.8 million, $0.8 million, $0.8 million and $4.6 million, respectively.

The rentals for all operating leases were $33.5 million, $31.3 million, and $28.4 million, in 2012, 2011 and 2010, respectively. Future minimum rental payments for operating leases for the five years subsequent to December 31, 2012 and thereafter are approximately $28.2 million, $22.7 million, $18.0 million, $12.9 million, $10.8 million, and $33.2 million, respectively.

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

The following table provides a reconciliation of the changes in the benefit obligations (the projected benefit obligation in the case of the pension plans and the accumulated postretirement benefit obligation in the case of the other postretirement plans) and in the fair value of plan assets for the years ended December 31, 2012 and 2011. The Company uses a December 31 measurement date for its pension and other postretirement benefit plans.

	Pension Benefits				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	2012	2011	2012	2011	2012	2011
Reconciliation of benefit obligations:
Obligations as of January 1	$74,867	71,116	$224,507	219,832	$15,841	14,896
Service cost	—	—	1,136	1,205	27	28
Interest cost	3,191	3,505	10,697	12,179	591	769
Participant contributions	—	—	45	50	—	—
Actuarial losses (gains)	4,040	5,456	26,026	(843)	(382)	1,811
Plan amendments	—	—	85	—	(9,573)	—
Benefit payments	(5,184)	(5,210)	(8,317)	(8,109)	(1,159)	(1,497)
Transfers	—	—	—	3,238	—	—
Effect of foreign currency exchange rate changes	—	—	9,037	(3,045)	(32)	(166)
Benefit obligations as of December 31	$76,914	74,867	$263,216	224,507	$5,313	15,841
Reconciliation of fair value of plan assets:
Fair value of plan assets as of January 1	$54,687	52,169	$161,088	158,329
Actual return on plan assets	7,097	1,150	17,770	3,734
Transfers	—	—	—	2,617
Employer contributions	3,585	6,578	5,571	5,850
Participant contributions	—	—	45	50
Benefit payments and plan expenses	(5,184)	(5,210)	(8,317)	(8,109)
Effect of foreign currency exchange rate changes	—	—	7,037	(1,383)
Fair value of plan assets as of December 31	$60,185	54,687	$183,194	161,088
Funded status as of December 31	$(16,729)	(20,180)	$(80,022)	(63,419)	$(5,313)	(15,841)

During 2012, the US postretirement medical plan was amended. The Company is transitioning to no longer subsidize expenses for the post-65 retiree medical plan. The change was phased in so that the Company and the retiree will each pay 50% of the cost effective January 1, 2013, and the retiree will pay 100% of the cost effective January 1, 2014. Due to this amendment, the other postretirement benefits liability has significantly decreased from December 31, 2011 to December 31, 2012. The Company already requires the retiree to pay 100% of the cost for the pre-65 retiree medical plan.

Amounts recognized as a component of accumulated other comprehensive income at December 31, 2012 and 2011 that have not been recognized as a component of net periodic benefit cost are presented in the following table:

	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011	2012	2011
Net actuarial losses (gains)	$26,821	27,463	$52,617	33,454	$(6,693)	(7,213)
Prior-service cost (credit)	1	1	384	323	(9,431)	(259)
Amounts included in accumulated other comprehensive income	$26,822	27,464	$53,001	33,777	$(16,124)	(7,472)

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the year ending December 31, 2013, are $4.0 million and zero, respectively. The estimated net gain and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost during the year ending December 31, 2013, are $1.0 million and $1.4 million, respectively.

Total pension and other postretirement benefit liabilities are included in the following captions in the Consolidated Balance Sheets at December 31, 2012 and 2011:

	2012	2011
Accrued liabilities	$(2,588)	(2,779)
Postretirement benefits other than pensions	(4,046)	(14,462)
Other liabilities	(95,430)	(82,199)
Total pension and other postretirement accrued benefit liability	$(102,064)	(99,440)

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	U.S. Plans		Non-U.S. Plans
	2012	2011	2012	2011
Projected benefit obligation	$76,914	74,867	$262,386	223,833
Accumulated benefit obligation	76,914	74,867	242,937	205,957
Fair value of plan assets	60,185	54,687	182,297	160,397

The accumulated benefit obligation for all U.S. defined benefit pension plans was $76.9 million and $74.9 million at December 31, 2012 and 2011, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $243.8 million and $206.6 million at December 31, 2012 and 2011, respectively.

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income, before income tax effects, for the years ended December 31, 2012, 2011 and 2010:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Net periodic benefit cost (income):
Service cost	$—	—	—	$1,136	1,205	1,054	$27	28	26
Interest cost	3,191	3,505	3,738	10,697	12,179	11,650	591	769	888
Expected return on plan assets	(4,192)	(4,118)	(3,603)	(10,337)	(11,256)	(10,390)	—	—	—
Amortization of prior-service cost (credit)	—	—	—	36	37	29	(401)	(59)	(128)
Amortization of net loss (gain)	1,778	1,231	1,340	1,243	904	983	(893)	(1,271)	(1,446)
Net periodic benefit cost (income)	777	618	1,475	2,775	3,069	3,326	$(676)	(533)	(660)
Gain due to settlements or curtailments	—	—	—	—	—	(818)	—	—	—
Total net periodic benefit cost (income) recognized	$777	618	1,475	$2,775	3,069	2,508	$(676)	(533)	(660)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$1,136	8,423	(1,032)	$18,593	6,641	(582)	$(382)	1,812	(1,304)
Amortization of net actuarial (loss) gain	(1,778)	(1,231)	(1,340)	(1,243)	(904)	(917)	893	1,271	1,446
Prior service cost (credit)	—	—	—	84	—	127	(9,573)	—	—
Amortization of prior service (cost) credit	—	—	—	(36)	(37)	(29)	401	59	128
Effect of foreign currency exchange rate changes	—	—	—	1,827	(442)	(3,704)	9	39	(16)
Total recognized in other comprehensive income	$(642)	7,192	(2,372)	$19,225	5,258	(5,105)	$(8,652)	3,181	254
Total recognized in net periodic benefit cost and other comprehensive income	$135	7,810	(897)	$22,000	8,327	(2,597)	$(9,328)	2,648	(406)

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

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.6%	5.3%	5.7%	4.8%	5.4%	5.7%	4.8%	5.5%	6.0%
Expected long-term rate of return on plan assets	8.0%	7.8%	7.8%	6.3%	6.8%	7.2%	N/A	N/A	N/A
Rate of compensation increases	N/A	N/A	N/A	3.0%	3.6%	3.8%	N/A	N/A	N/A

The following weighted-average actuarial assumptions were used to determine benefit obligations at December 31:

	Pension Benefits						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	3.8%	4.6%	5.3%	4.2%	4.8%	5.4%	4.3%	4.8%	5.5%
Rate of compensation increases	N/A	N/A	N/A	3.0%	3.0%	3.6%	N/A	N/A	N/A

The following actuarial assumptions were used to determine other postretirement benefit plans costs and obligations as of December 31:

	2012	2011	2010
Healthcare cost trend rate assumed for next year	8.2%	9.8%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.6%	5.1%	5.2%
Year that the rate reaches the ultimate trend rate	2020	2021	2015

Assumed healthcare cost trend rates have a significant effect on the amounts reported for the postretirement medical plans. The following table provides the effects of a one-percentage-point change in assumed healthcare cost trend rates as of December 31, 2012:

	1% Increase	1% Decrease
Effect on total of service and interest cost components of net periodic benefit cost — increase (decrease)	$10	$(8)
Effect on the postretirement benefit obligation — increase (decrease)	89	(74)

The following table reflects the estimated benefit payments for the next five years and for the years 2018 through 2022. The estimated benefit payments for the non-U.S. pension plans were calculated using foreign exchange rates as of December 31, 2012.

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Other Postretirement Benefits
2013	$6,166	7,963	1,291
2014	5,880	8,350	333
2015	5,372	9,515	303
2016	5,409	10,291	284
2017	4,896	11,018	278
Aggregate 2018-2022	24,769	64,664	1,264

According to an actuarial assessment, the Company was providing prescription drug benefits to certain retired employees in the U.S. which are actuarially equivalent to the Medicare prescription drug benefit, and, therefore, the Company qualified for the federal subsidy introduced in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The reduction in accumulated postretirement benefit obligation as of December 31, 2011 and in net periodic postretirement benefit cost during the years ended December 31, 2012, 2011 and 2010 related to this federal subsidy were not material. As of December 31, 2012, the Company no longer receives the federal subsidy.

In March of 2010, the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (the “Acts”) became law in the U.S. The Acts have not had a material impact on the Company’s financial statements since becoming law. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available.

In 2013, the Company expects to contribute approximately $1.8 million to the U.S. pension plans and approximately $6.1 million to the non-U.S. pension plans. The expected total contributions to the U.S. pension plans include the impact of the Pension Protection Act (“PPA”) of 2006, which became effective on August 17, 2006, the Worker, Retiree, and Employee Recovery Act of 2008 (“WRERA”) and the Moving Ahead of Progress in the 21st Century Act (“MAP-21”). While the PPA and WRERA have some effect on specific plan provisions of the U.S. pension plans, their primary effect is to increase the minimum funding requirements for future plan years and to require contributions greater than the minimum funding requirements to avoid benefit restrictions. The primary effect of MAP-21 is to decrease the minimum funding requirements for 2012. The Company’s expected contributions to the U.S. pension plans in 2013, covering both the 2012 and 2013 plan years, are forecasted to be more than the required minimum funding requirements and to satisfy the required minimum funded ratio for the U.S. pension plans to prevent any benefit restrictions.

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

The Company’s primary pension plans are in the U.S. and UK which together comprise approximately 77% and 90% of the total projected benefit obligation and plan assets, respectively as of December 31, 2012. The following table presents the long-term target allocations for these two plans as of December 31, 2012:

	U.S. Plan	UK Plan
Asset category:
Cash and cash equivalents	—	4%
Equity	60%	50%
Fixed income	38%	26%
Real estate and other	2%	20%
Total	100%	100%

Fair Value Measurements

The following tables present the fair values of the Company’s pension plan assets at December 31, 2012 and 2011:

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category
Cash and cash equivalents(1)	$448	4,222	—	4,670
Equity securities:
U.S. large-cap	—	32,165	—	32,165
U.S. mid-cap and small-cap	—	3,638	—	3,638
International(2)	15,207	93,196	—	108,403
Total Equity securities	15,207	128,999	—	144,206
Fixed income securities:
Corporate bonds — domestic	—	16,536	—	16,536
Corporate bonds — international	—	20,575	—	20,575
UK Index-Linked Gilts	—	22,492	—	22,492
Diversified domestic securities	—	5,502	—	5,502
Total Fixed income securities	—	65,105	—	65,105
Other types of investments:
U.S. real estate(3)	—	1,445	—	1,445
International real estate(3)	—	15,766	—	15,766
Other(4)	—	—	12,187	12,187
Total	$15,655	215,537	12,187	243,379

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category
Cash and cash equivalents(1)	$—	6,403	—	6,403
Equity securities:
U.S. large-cap	—	29,329	—	29,329
U.S. mid-cap and small-cap	—	3,346	—	3,346
International(2)	—	80,409	—	80,409
Total Equity securities	—	113,084	—	113,084
Fixed income securities:
Corporate bonds — domestic	—	18,371	—	18,371
Corporate bonds — international	—	28,950	—	28,950
UK Index-Linked Gilts	—	22,041	—	22,041
Diversified domestic securities	—	1,594	—	1,594
Total Fixed income securities	—	70,956	—	70,956
Other types of investments:
U.S. real estate(3)	—	1,289	—	1,289
International real estate(3)	—	12,463	—	12,463
Other (4)	—	—	11,580	11,580
Total	$—	204,195	11,580	215,775

(1)	Cash and cash equivalents consist of traditional domestic and foreign highly liquid short-term securities with the goal of providing liquidity and preservation of capital while maximizing return on assets.

(2)	The International category consists of investment funds focused on companies operating in developed and emerging markets outside of the U.S. These investments target broad diversification across large and mid/small-cap companies and economic sectors.

(3)	U.S. and International real estate consists primarily of equity and debt investments made, directly or indirectly, in various interests in unimproved and improved real properties.

(4)	Other investments consist of insurance and reinsurance contracts securing the retirement benefits. The fair value of these contracts was calculated at the discount value of premiums paid by the Company, less expenses charged by the insurance providers. The insurance providers with which the Company has placed these contracts are well-known financial institutions with an established history of providing insurance services.

The Company changed the classification of certain non-U.S. pension assets from Level 1 to Level 2 within the fair value hierarchy as of December 31, 2011. The investments affected by this change are investment funds and comingled trusts that do not have observable prices from any or multiple sources or include redemption restrictions. The Company concluded that these investments are more appropriately classified as Level 2 within the fair value hierarchy, which is also consistent with the level classification of similar assets included in the Company’s U.S. benefit plans.

Defined Contribution Plans

The Company also sponsors defined contribution plans at various locations throughout the world. Benefits are determined and funded regularly based on terms of the plans or as stipulated in a collective bargaining agreement. The Company’s full-time salaried and hourly employees in the U.S. are eligible to participate in Company-sponsored defined contribution savings plans, which are qualified plans under the requirements of Section 401(k)

of the Internal Revenue Code. The Company’s contributions to the savings plans are in the form of the Company’s common stock or cash. The Company’s total contributions to all worldwide defined contribution plans in 2012, 2011 and 2010 were $17.4 million, $17.7 million and $14.8 million, respectively.

Other Benefit Plans

The Company offers a long-term service award program for qualified employees at certain of its non-U.S. locations. Under this program, qualified employees receive a service gratuity (“Jubilee”) payment once they have achieved a certain number of years of service. The Company’s actuarially calculated obligation equaled $3.9 million and $3.8 million at December 31, 2012 and 2011, respectively.

There are various other employment contracts, deferred compensation arrangements, covenants not to compete and change in control agreements with certain employees and former employees. The liability associated with such arrangements is not material to the Company’s consolidated financial statements.

Note 12: Stockholders’ Equity and Earnings Per Share

In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3,000,000 shares of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors authorized a share repurchase program to acquire up to 1,300,000 shares of the Company’s outstanding common stock plus an additional amount of common stock to offset dilution resulting from grants under the Company’s equity compensation plans. All common stock acquired or to be acquired is held as treasury stock and will be available for general corporate purposes. During the year ended December 31, 2012, the Company repurchased approximately 1,800,000 shares of the Company’s outstanding common stock at a total cost of approximately $114.0 million. These repurchases exhausted the availability under the share repurchase programs announced in November 2008 and November 2011.

In May 2012, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1,600,000 shares of the Company’s outstanding common stock plus an additional amount of common shares to offset dilution resulting from grants under the Company’s equity compensation plans. As of December 31, 2012, there were 1,600,000 shares available for repurchase under this program.

At December 31, 2012 and 2011, 100,000,000 shares of $0.01 par value common stock and 10,000,000 shares of $0.01 par value preferred stock were authorized. Shares of common stock outstanding at December 31, 2012 and 2011 were 49,144,212 and 50,650,971, respectively. No shares of preferred stock were issued or outstanding at December 31, 2012 or 2011. The shares of preferred stock, which may be issued without further stockholder approval (except as may be required by applicable law or stock exchange rules), may be issued in one or more series, with the number of shares of each series and the rights, preferences and limitations of each series to be determined by the Company’s Board of Directors. The Company has an Amended and Restated Rights Plan (the “Rights Plan”) under which each share of Gardner Denver outstanding common stock has an associated right (the “Rights”) to purchase a fraction of a share of Gardner Denver Series A Junior Participating Preferred Stock. The Rights issued under the Rights Plan permit the rights holders under limited circumstances to purchase common stock of Gardner Denver or an acquiring company at a discounted price, which generally would be 50% of the respective stock’s then-current fair market value. The preferred stock that may be purchased upon exercise of such Rights provides preferred stockholders, among other things, a preferential quarterly dividend (which accrues until paid), greater voting rights, and greater rights over common stockholders to dividends, distributions and, in the case of an acquisition, consideration to be paid by the acquiring company.

Quarterly dividends of $0.05 per common share were paid in 2012, 2011, and 2010. The Company intends to continue paying quarterly dividends, but can make no assurance that such dividends will be paid in the future since payment is dependent upon, among other factors, the Company’s future earnings, cash flows, capital requirements, debt covenants, general financial condition, and general business conditions. The cash flow generated by the Company is currently used for debt service, selective acquisitions, capital accumulation, payment of cash dividends, repurchases of its common stock and reinvestment.

Basic earnings per share are computed by dividing net income attributable to Gardner Denver by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, and the assumed vesting of restricted share awards if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised, and outstanding restricted share awards were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. The Company includes the impact of the proforma deferred tax assets in determining potential windfalls and shortfalls for purposes of calculating assumed proceeds under the treasury stock method.

The following table details the calculation of basic and diluted earnings per common share for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Net income attributable to Gardner Denver	$263,266	277,563	172,962
Weighted average shares of common stock outstanding:
Basic	49,591,239	51,669,378	52,295,833
Effect of stock-based compensation awards	225,092	384,360	431,979
Diluted	49,816,331	52,053,738	52,727,812
Earnings per share:
Basic	$5.31	5.37	3.31
Diluted	$5.28	5.33	3.28

The following table sets forth the outstanding stock options and unvested restricted share awards that have been excluded from the computation of diluted earnings per share for the years ended December 31, 2012, 2011 and 2010 because their effect would be anti-dilutive:

	2012	2011	2010
Anti-dilutive options	309,814	122,354	168,280
Anti-dilutive restricted shares	7,271	1,099	2,031
Total	317,085	123,453	170,311

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

The before tax income (loss), related income tax effect and accumulated balances are as follows:

	Cumulative Currency Translation Adjustment	Foreign Currency Gains and (Losses)	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Accumulated Other Comprehensive Income
Balance at December 31, 2009	$134,573	(21,319)	(250)	(30,490)	82,514
Before tax income (loss)	(65,291)	38,813	(1,101)	7,363	(20,216)
Income tax effect	—	1,601	418	(2,892)	(873)
Other comprehensive income (loss)	(65,291)	40,414	(683)	4,471	(21,089)
Balance at December 31, 2010	69,282	19,095	(933)	(26,019)	61,425
Before tax (loss) income	(31,249)	(115)	700	(16,247)	(46,911)
Income tax effect	—	(1,668)	(266)	4,706	2,772
Other comprehensive (loss) income	(31,249)	(1,783)	434	(11,541)	(44,139)
Balance at December 31, 2011	38,033	17,312	(499)	(37,560)	17,286
Before tax (loss) income	20,341	5,649	297	(6,284)	20,005
Income tax effect	—	(799)	(112)	798	(115)
Other comprehensive (loss) income	20,341	4,850	185	(5,486)	19,890
Balance at December 31, 2012	$58,374	22,162	(314)	(43,046)	37,176

Note 14: Income Taxes

Income before income taxes consists of the following:

	2012	2011	2010
U.S.	$175,927	202,476	104,036
Non-U.S.	185,635	184,505	127,815
Income before income taxes	$361,562	386,981	231,851

The following table details the components of the provision for income taxes. A portion of these income taxes will be payable within one year and are, therefore, classified as current, while the remaining balance is deferred:

	2012	2011	2010
Current:
U.S. federal	$42,450	69,164	31,459
U.S. state and local	9,211	5,283	2,392
Non-U.S.	47,414	41,084	24,646
Deferred:
U.S. federal	13,499	(3,048)	1,680
U.S. state and local	548	(825)	1,518
Non-U.S.	(16,053)	(4,219)	(4,798)
Provision for income taxes	$97,069	107,439	56,897

The U.S. federal corporate statutory rate is reconciled to the Company’s effective income tax rate as follows:

	2012	2011	2010
U.S. federal corporate statutory rate	35.0%	35.0%	35.0%
State and local taxes, less federal tax benefit	1.7	1.2	1.7
Foreign income taxes	(7.0)	(6.7)	(10.7)
Manufacturing benefit	(1.1)	(1.2)	(1.0)
Repatriation, net of foreign financing tax effect	0.2	(0.3)	(1.1)
Valuation allowance adjustments	(1.6)	(0.4)	—
Other, net	(0.4)	0.2	0.6
Effective income tax rate	26.8%	27.8%	24.5%

The principal items that gave rise to deferred income tax assets and liabilities are as follows:

	2012	2011
Deferred tax assets:
Reserves and accruals	$40,184	56,660
Postretirement benefits other than pensions	5,117	5,888
Postretirement benefits — pensions	9,979	12,483
Tax loss and interest carryforwards	29,045	26,952
Foreign tax credit carryforwards	6,422	5,545
Other	15,941	10,130
Total deferred tax assets	106,688	117,658
Valuation allowance	(6,720)	(11,948)
Deferred tax liabilities:
LIFO inventory	(3,070)	(3,242)
Property, plant and equipment	(17,824)	(20,590)
Intangibles	(108,357)	(115,103)
Other	(11,476)	(7,588)
Total deferred tax liabilities	(140,727)	(146,523)
Net deferred income tax liability	$(40,759)	(40,813)

Total unrecognized tax benefits were $5.6 million, $5.3 million, and $4.5 million at December 31, 2012, 2011, and 2010, respectively. The net increase in this balance primarily relates to the recording of $1.3 million for tax positions in the current year, which were partially offset by the settlement of tax audits in the U.S. and foreign jurisdictions and benefits associated with the lapse of applicable statutes of limitations. Included in total unrecognized benefits at December 31, 2012 is $5.6 million of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized, of which $2.1 million would be offset by a reduction of a corresponding deferred tax asset. Included in total unrecognized tax benefits at December 31, 2011 is $5.3 million of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized, of which $1.5 million would be offset by a reduction of a corresponding deferred tax asset. Included in total unrecognized tax benefits at December 31, 2010 is $4.5 million of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized, of which $2.3 million would be offset by a reduction of a corresponding deferred tax asset. The balance of total unrecognized tax benefits is not expected to significantly increase or decrease within the next twelve months. Below is a tabular reconciliation of the changes in total unrecognized tax benefits during the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Total unrecognized tax benefits at January 1	$5,296	4,510	5,238
Gross increases for tax positions of prior years	208	1,449	1,396
Gross decreases for tax positions of prior years	(118)	(364)	(2,042)
Gross increases for tax positions of current year	1,322	301	646
Increases due to acquisitions	—	2,412	—
Settlements	(903)	(1,434)	(464)
Lapse of statute of limitations	(301)	(1,513)	(221)
Changes due to currency fluctuations	130	(65)	(43)
Total unrecognized tax benefits at December 31	$5,634	5,296	4,510

The Company includes interest expense and penalties related to unrecognized tax benefits as part of the provision for income taxes. The provision for income taxes includes interest and penalties in 2012, 2011, and 2010 of $0, $0.4 million, and $0.4 million, respectively. The Company’s income tax liabilities at December 31, 2012 and 2011 include accrued interest of $0.1 million and $0.2 million, respectively. Accrued penalties were $0 at December 31, 2012 and 2011.

In 2011, the IRS completed its examination of the Company’s federal income tax returns for the years 2008 and 2009. The settlement of the IRS audits did not have a material effect on the Company’s consolidated financial statements, and all federal tax reserves and related tax assets for those tax years were reversed. The statutes of limitations for U.S. state tax returns are open beginning with the 2008 tax year, except for one state for which earlier periods have been extended.

The Company is subject to income tax in approximately 30 jurisdictions outside the U.S. The statute of limitations varies by jurisdiction with 2004 being the oldest tax year still open. The Company’s significant operations outside the U.S. are located in the UK and Germany. In the UK, tax years prior to 2009 are closed. In Germany, generally, the tax years 2008 and beyond remain subject to examination. At the end of 2011, German tax audits through 2007 were finalized for 15 German subsidiaries without any material findings.

The Company had deferred tax assets associated with net operating loss and interest carryforwards from various jurisdictions of $29.0 million and $27.0 million as of December 31, 2012 and 2011, respectively. Valuation allowances associated with net operating loss carryforwards were $6.3 million and $11.8 million as of December 31, 2012 and 2011, respectively. Carryforwards related to interest expense unable to be deducted from current period income were approximately $14.1 million and $12.4 million at December 31, 2012 and 2011, respectively, and have an indefinite life. The Company recognized an income tax benefit of $7.0 million during the year ended December 31, 2012 due to the reversal of a valuation allowance associated with net operating loss carryforwards as the Company expects to realize the benefit of these assets. The expected expiration dates of our carryforwards as of December 31, 2012 and 2011 are as follows:

	December 31, 2012			December 31, 2011
	Tax Benefit	Valuation Allowance	Net Tax Benefit	Tax Benefit	Valuation Allowance	Net Tax Benefit
2012	—	—	—	205	(205)	—
2013	247	(247)	—	277	(242)	35
2014	176	(176)	—	215	(215)	—
2015	353	(106)	247	391	(112)	279
2016	98	(68)	30	344	(116)	228
2017	231	(212)	19	—	—	—
2018	16	—	16	41	—	41
2019	119	(2)	117	124	—	124
2020	24	(9)	15	—	—	—
2021	25	—	25	—	—	—
2022	70	(12)	58	—	—	—
2023	—	—	—	505	—	505
2024	—	—	—	674	—	674
2026	554	—	554	—	—	—
2027	686	—	686	265	—	265
2028	—	—	—	147	—	147
2029	—	—	—	213	—	213
2030	43	—	43	—	—	—
2032	299	(265)	34	—	—	—
Indefinite life	26,104	(5,238)	20,866	23,551	(10,870)	12,681
Total	$29,045	(6,335)	22,710	$26,952	(11,760)	15,192

In 2012, the Company provided for income taxes on earnings that were currently distributed, as well as the $5.5 million of deferred taxes associated with certain subsidiaries’ earnings that are expected to be distributed in 2013. No provision was made for U.S. or non-U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries. Such earnings are expected to be permanently reinvested, the investments are essentially permanent in duration, or the Company has concluded that no additional tax liability will arise as a result of the distribution of the earnings. The undistributed earnings of certain non-U.S. subsidiaries were $531.8 million and $449.4 million as of December 31, 2012 and 2011, respectively. A liability could arise if our intention to permanently reinvest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested earnings or the basis differences related to investments in subsidiaries.

American Taxpayer Relief Act of 2012

Passive income from controlled foreign corporations, such as dividends, interest, rents and royalties are normally treated as foreign personal holding company income and subject to immediate taxation under U.S. tax principles. In 2005, the U.S. Congress enacted a temporary law to allow the deferral of this type of income between related controlled foreign corporations. This temporary reprieve from U.S. taxation was extended through December 31, 2009 and subsequently through December 31, 2011. The rule was extended again as part of the American Taxpayer Relief Act of 2012 (the “Act”) for tax years 2012 and 2013. The Act’s provisions were not effective for the Company’s tax provision for the year ended December 31, 2012 based on its enactment date of January 2, 2013. The absence of the exemption resulted in tax expense of $3.1 million for the year ended December 31, 2012, which will be reversed in the first quarter of 2013.

Note 15: Stock-Based Compensation Plans

The Company measures and records compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated fair value. The Company recognizes compensation expense for share-based payment awards over the requisite service period for vesting of the award or to an employee’s eligible retirement date, if earlier.

The following table summarizes the total stock-based compensation expense and related tax benefits included in the Consolidated Statements of Operations and the realized excess tax benefits included in the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Selling and administrative expenses	$5,384	6,453	6,398
Total stock-based compensation expense included in operating expenses	5,384	6,453	6,398
Income before income taxes	(5,384)	(6,453)	(6,398)
Provision for income taxes	1,718	1,821	2,031
Net income	$(3,666)	(4,632)	(4,367)
Net cash provided by operating activities	$(3,305)	(3,396)	(3,195)
Net cash used in financing activities	$3,305	3,396	3,195

Plan Descriptions

Under the Company’s Amended and Restated Long-Term Incentive Plan (the “Incentive Plan”), designated employees and non-employee directors are eligible to receive awards in the form of restricted stock and restricted stock units (“restricted shares”), stock options, stock appreciation rights or performance shares, as determined by the Management Development and Compensation Committee of the Board of Directors (the “Compensation Committee”). The Company’s Incentive Plan is intended to assist the Company in recruiting and retaining employees and directors, and to associate the interests of eligible participants with those of the Company and its stockholders. An aggregate of 12,250,000 shares of common stock has been authorized for issuance under the Incentive Plan. Under the Incentive Plan, the grant price of an option is determined by the Compensation Committee, but must not be less than the market close price of the Company’s common stock on the date of grant.

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

Stock Option Awards

Under the terms of existing awards, employee stock options become vested and exercisable ratably on each of the first three anniversaries of the date of grant. The options granted to employees in 2012, 2011 and 2010 expire seven years after the date of grant.

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

A summary of the Company’s stock option activity for the year ended December 31, 2012 is presented in the following table (underlying shares in thousands):

	Shares	Outstanding Weighted-Average Exercise Price (per share)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2011	746	$43.47
Granted	222	70.45
Exercised	(228)	31.44
Forfeited	(99)	66.69
Expired or canceled	(15)	74.69

Outstanding at December 31, 2012	626	53.03	$11,129	4.1 years
Exercisable at December 31, 2012	347	$40.99	$10,054	2.9 years

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at December 31, 2012 multiplied by the number of “in-the-money” stock options. The weighted-average per share estimated grant-date fair values of employee and director stock options granted during the years ended December 31, 2012, 2011, and 2010 were $25.24, $28.10, and $16.64, respectively.

The total pre-tax intrinsic values of options exercised during the years ended December 31, 2012, 2011, and 2010 were $7.5 million, $12.2 million and $16.6 million, respectively. Pre-tax unrecognized compensation expense for stock options, net of estimated forfeitures, was $3.6 million as of December 31, 2012, and will be recognized as expense over a weighted-average period of 1.9 years.

Valuation Assumptions

The fair value of each stock option grant under the Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on the historical volatility of the Company’s common stock calculated over the expected term of the option. The expected option term represents the period of time that the options granted are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting schedules and expectations of future employee behavior. The expected terms for options granted to certain executives and non-employee directors that have similar historical exercise behavior were determined separately for valuation purposes. The assumed risk-free rate over the expected term of the options was based on the U.S. Treasury yield curve in effect at the date of grant. The weighted-average assumptions used in the valuation of stock option awards granted during the years ended December 31, 2012, 2011 and 2010 are noted in the table below.

	2012	2011	2010
Assumptions:
Risk-free interest rate	0.7%	1.9%	2.2%
Dividend yield	0.3%	0.3%	0.5%
Volatility factor	46	44	43
Expected life (in years)	4.0	4.3	4.7

Restricted Share Awards

The Company began granting restricted stock units in lieu of restricted stock in the first quarter of 2008. Upon vesting, restricted stock units result in the issuance of an equivalent number of shares of the Company’s common stock. Restricted share awards generally cliff vest three years after the date of grant.

A summary of the Company’s restricted share activity for the year ended December 31, 2012 is presented in the following table (underlying shares in thousands):

	Shares	Weighted-Average Grant Date Fair Value (per share)
Nonvested at December 31, 2011	148	$48.59
Granted	90	66.65
Vested	(62)	27.04
Forfeited	(63)	65.02

Nonvested at December 31, 2012	113	$65.50

The restricted share awards were valued at the market close price of the Company’s common stock on the date of grant. Pre-tax unrecognized compensation expense for nonvested restricted share awards, net of estimated forfeitures, was $3.3 million as of December 31, 2012 and will be recognized as expense over a weighted-average period of 1.7 years. The total fair value of restricted share awards that vested during the years ended December 31, 2012, 2011 and 2010 was $4.0 million, $4.2 million and $1.9 million, respectively.

The Company’s income taxes currently payable have been reduced by the tax benefits from employee stock option exercises and the vesting of restricted share awards. The actual income tax benefits realized totaled approximately $4.2 million, $5.1 million and $6.3 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

The Company’s exposure to interest rate risk results primarily from its borrowings of $369.2 million at December 31, 2012. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions.

A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the U.S. in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Other than the USD, the Euro (“EUR”), British pound sterling (“GBP”), and Chinese yuan (“CNY”) are the principal currencies in which the Company and its subsidiaries enter into transactions. The Company is exposed to the impacts of changes in foreign currency exchange rates on the translation of its non-U.S. subsidiaries’ assets, liabilities, and earnings into USD. The

Company partially offsets these exposures by having certain of its non-U.S. subsidiaries act as the obligor on a portion of its borrowings and by denominating such borrowings, as well as a portion of the borrowings for which the Company is the obligor, in currencies other than the USD.

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

Derivative Instruments

The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. There were no off-balance sheet derivative financial instruments as of December 31, 2012 or 2011. If a derivative is designated as a fair value hedge and is effective, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings in the same period. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Derivatives that are not designated as hedges or do not qualify for hedge accounting treatment are marked to market through earnings. All cash flows associated with derivatives are classified as operating cash flows in the Consolidated Statements of Cash Flows.

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

The following table summarizes the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Consolidated Balance Sheets:

	December 31, 2012
	Balance Sheet Location	Notional Amount(1)	Asset Derivatives Fair Value(1)	Liability Derivatives Fair Value(1)
Derivatives designated as hedging instruments
Interest rate swap contracts	Other Liabilities	$200,000	—	533
Derivatives not designated as hedging instruments
Foreign currency forwards	Other Current Assets	$49,823	792	21
Foreign currency forwards	Accrued Liabilities	$88,000	—	223

	December 31, 2011
	Balance Sheet Location	Notional Amount(1)	Asset Derivatives Fair Value(1)	Liability Derivatives Fair Value(1)
Derivatives designated as hedging instruments
Interest rate swap contracts	Other Liabilities	$75,920	—	855
Derivatives not designated as hedging instruments
Foreign currency forwards	Other Current Assets	$14,138	43	—
Foreign currency forwards	Accrued Liabilities	$228,338	150	2,029

(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.

Gains and losses on derivatives designated as cash flow hedges included in the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 are as presented in the table below:

	2012	2011
Interest rate swap contracts(1)
Amount of gain recognized in accumulated other comprehensive income (“AOCI”) on derivatives (effective portion)	$474	368
Amount of gain reclassified from AOCI into income (effective portion)	771	1,068
Amount of gain recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	143	1

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in “Interest expense” in the Consolidated Statements of Operations.

At December 31, 2012, the Company is the fixed rate payor on seven interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $200.0 million of LIBOR-based variable rate borrowings. These contracts carry fixed rates ranging from 0.3% to 2.2% and have expiration dates ranging from 2013 to 2014. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. Based on LIBOR-based swap yield curves as of December 31, 2012, the Company expects to reclassify losses of $0.4 million out of AOCI into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding at December 31, 2012 were $321.6 million and €22.5 million.

There were 28 foreign currency forward contracts outstanding as of December 31, 2012 with notional amounts ranging from $0.1 million to $61.1 million. The Company has not designated any forward contracts as hedging instruments. The majority of these contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in foreign currency exchange rates. The changes in the fair value of the contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the “Other operating expense, net,” line on the face of the Consolidated Statements of Operations. The Company recorded net gains of $1.1 million and net losses of $2.0 million during the years ended December 31, 2012 and 2011, respectively, relating to foreign currency forward contracts outstanding during all or part of each period. Total net foreign currency gains or losses reported in other operating expense were losses of $3.4 million and gains of $0.7 million for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, the Company has designated a portion of its Euro Term Loan of approximately €22.5 million and €37.6 million, respectively, as a hedge of the Company’s net investment in European subsidiaries with EUR functional currencies. Accordingly, changes in the fair value of this debt due to changes in the USD to EUR exchange rate are recorded through other comprehensive income. During the years ended December 31, 2012 and 2011, the Company recorded losses of $0.5 million and gains of $2.8 million, net of tax, respectively, through other comprehensive income. As of December 31, 2012 and 2011, the net balances included in accumulated other comprehensive income related to net investment hedging were losses of $2.8 million and $2.3 million, net of tax.

Credit Risk

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the derivative instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a fraction of the notional amount. The Company minimizes the credit risk related to derivatives by transacting only with multiple, high-quality counterparties that are major financial institutions with investment-grade credit ratings. The Company has not experienced any financial loss as a result of counterparty nonperformance in the past. The majority of the derivative contracts to which the Company is a party settle monthly or quarterly, or mature within one year. Because of these factors, the Company believes it has minimal credit risk related to derivative contracts at December 31, 2012.

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and industries to which the Company’s products and services are sold, as well as their dispersion across many different geographic areas. As a result, the Company does not believe it has any significant concentrations of credit risk at December 31, 2012 or 2011.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011.

	December 31, 2012
Financial Assets	Level 1	Level 2	Level 3	Total
Foreign currency forwards(1)	$—	792	—	792
Trading securities held in deferred compensation plan(2)	5,842	—	—	5,842
Total	$5,842	792	—	6,634
Financial Liabilities
Foreign currency forwards(1)	$—	244	—	244
Interest rate swaps(3)	—	533	—	533
Phantom stock plan(4)	—	5,286	—	5,286
Deferred compensation plan(5)	5,842	—	—	5,842
Total	$5,842	6,063	—	11,905

	December 31, 2011
Financial Assets	Level 1	Level 2	Level 3	Total
Foreign currency forwards(1)	$—	193	—	193
Trading securities held in deferred compensation plan(2)	6,269	—	—	6,269
Total	$6,269	193	—	6,462
Financial Liabilities
Foreign currency forwards(1)	$—	2,029	—	2,029
Interest rate swaps(3)	—	855	—	855
Phantom stock plan(4)	—	5,647	—	5,647
Deferred compensation plan(5)	6,269	—	—	6,269
Total	$6,269	8,531	—	14,800

(1)	Based on calculations that use readily observable market parameters such as spot and forward rates as their basis.

(2)	Based on the observable price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.

(3)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curves as of December 31, 2012 and 2011, respectively. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.

(4)	Based on the price of the Company’s common stock.

(5)	Based on the fair value of the investments in the deferred compensation plan.

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

Predecessors to the Company sometimes manufactured, distributed and/or sold products allegedly at issue in the pending asbestos and silica-related lawsuits (the “Products”). However, neither the Company nor its predecessors ever mined, manufactured, mixed, produced or distributed asbestos fiber or silica sand, the materials that allegedly caused the injury underlying the lawsuits. Moreover, the asbestos-containing components of the Products, if any, were enclosed within the subject Products.

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors where necessary. The latest of these actions, Gardner Denver, Inc. v. Certain Underwriters at Lloyd’s, London, et al., was filed on July 9, 2010, in the Eighth Judicial District, Adams County, Illinois, as case number 10-L-48 (the “Adams County Case”). In the lawsuit, the Company seeks, among other things, to require certain excess insurer defendants to honor their insurance policy obligations to the Company, including payment in whole or in part of the costs associated with the asbestos-related lawsuits filed against the Company. In October 2011, the Company reached a settlement with one of the excess insurer defendants for approximately the amount of such defendant’s policy that was subject to the lawsuit. Substantially all of the company’s expected future recoveries of the costs associated with the asbestos-related lawsuits are the subject of the Adams County Case.

The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case, or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. Other Liabilities within the Consolidated Balance Sheet includes a $70.7 million litigation reserve as of December 31, 2012 with respect to potential liability arising from the Company’s asbestos-related litigation. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity. However, at this time, based on presently available information, the Company views this possibility as remote.

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

Note 19: Supplemental Information

The components of “Other operating expense, net,” and supplemental cash flow information are as follows:

	2012	2011	2010
Other Operating Expense, Net
Foreign currency (gains) losses, net(1)	$3,364	(684)	(2,047)
Restructuring charges(2)	18,670	8,584	2,196
Other employee termination and certain retirement costs(3)	2,330	2,016	987
Other, net (4)	4,534	2,458	3,380
Total other operating expense, net	$28,898	12,374	4,516
Supplemental Cash Flow Information
Cash paid for income taxes	$113,028	105,905	51,463
Cash paid for interest	11,332	14,753	20,485

(1)	In 2011, Foreign currency (gains) losses, net, includes a foreign currency gain associated with the financing of the Robuschi acquisition.

(2)	See Note 4 “Restructuring.”

(3)	Includes certain costs not associated with exit or disposal activities as defined in FASB ASC 420.

(4)	In both 2011 and 2010, Other, net, includes costs associated with relocation of the Company’s corporate headquarters. In 2012, 2011, and 2010, Other, net, includes due diligence and other costs incurred in connection with exploring strategic alternatives to enhance shareholder value.

Note 20: Segment Information

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

In the Industrial Products Group, the Company designs, manufactures, markets and services the following products and related aftermarket parts for industrial and commercial applications: rotary screw, reciprocating, and sliding vane air and gas compressors; positive displacement, centrifugal, and side channel blowers; and vacuum pumps primarily serving manufacturing, transportation and general industry and selected OEM and engineered system applications. The Company also markets and services complementary ancillary products. Stationary air compressors are used in manufacturing, process applications and materials handling, and to power air tools and equipment. Blowers are used primarily in pneumatic conveying, wastewater aeration, numerous applications in industrial manufacturing and engineered vacuum systems. The markets served by the Industrial Products Group are primarily located in Europe, the U.S. and Asia.

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

The following tables provide summarized information about the Company’s operations by reportable segment.

	Revenues			Operating Income			Identifiable Assets at December, 31
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Industrial Products Group	$1,293,685	1,256,010	1,099,812	$134,431	140,457	93,107	$1,361,693	1,350,980	1,082,299
Engineered Products Group	1,061,840	1,114,893	795,292	238,313	260,254	159,303	854,629	852,169	761,259

Total	$2,355,525	2,370,903	1,895,104	372,744	400,711	252,410	2,216,322	2,203,149	1,843,558

Interest expense				14,706	15,397	23,424
Other income, net				(3,524)	(1,667)	(2,865)
Income (loss) before income taxes				$361,562	386,981	231,851

General corporate (unallocated)							273,870	162,419	183,540

Total assets							$2,490,192	2,365,568	2,027,098

	LIFO Liquidation Income (before tax)			Depreciation and Amortization Expense			Capital Expenditures
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Industrial Products Group	$—	—	87	$44,446	40,190	40,778	$18,518	23,334	18,459
Engineered Products Group	190	204	667	19,332	20,094	19,470	31,232	32,354	14,580
Total	$190	204	754	$63,778	60,284	60,248	$49,750	55,688	33,039

The following table presents revenues and property, plant and equipment by geographic region. Revenues have been attributed based on the products’ shipping destination.

	Revenues			Property, Plant and Equipment, net at December 31,
	2012	2011	2010	2012	2011	2010
United States	$876,073	918,738	654,461	$119,717	110,780	99,214
Canada	78,514	69,782	71,122	872	514	620
Brazil	46,441	50,040	33,401	6,872	8,147	9,931
Other	51,884	46,402	40,032	113	139	—
Total Americas	1,052,912	1,084,962	799,016	127,574	119,580	109,765
Germany	207,590	229,815	194,636	56,943	61,527	71,159
United Kingdom	105,213	109,771	106,782	39,831	40,249	45,764
France	79,351	81,262	68,361	5,956	6,519	7,006
Italy	70,798	52,487	41,876	21,276	21,531	8,221
Africa	48,258	50,922	56,084	1,845	2,171	2,904
Other	342,143	266,963	248,502	15,204	15,730	14,178
Total Europe – Middle East - Africa	853,353	791,220	716,241	141,055	147,727	149,232
China	182,792	194,060	158,150	23,048	20,138	23,407
Australia	72,520	88,863	68,666	2,576	2,990	3,546
Other	193,948	211,798	153,031	991	477	613
Total AsiaPac	449,260	494,721	379,847	26,615	23,605	27,566
Total	$2,355,525	2,370,903	1,895,104	$295,244	290,912	286,563

Note 21: Quarterly Financial and Other Supplemental Information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2012(1)	2011	2012	2011	2012	2011	2012(2)	2011(3)
Revenues	$604,356	531,853	613,014	610,693	548,484	614,682	589,671	613,675
Gross profit	$202,567	184,456	211,870	210,268	187,922	205,485	202,028	207,645
Net income attributable to Gardner Denver	$54,832	59,478	75,267	67,121	64,103	73,583	69,064	77,381
Basic earnings per share	$1.08	1.14	1.52	1.28	1.31	1.43	1.41	1.53
Diluted earnings per share	$1.08	1.13	1.51	1.27	1.30	1.42	1.40	1.52
Common stock prices:
High	$84.46	78.93	67.41	86.96	64.43	92.93	76.57	86.99
Low	$62.14	68.04	47.74	74.14	45.54	62.50	54.55	58.26
Cash dividends declared per common share	$0.05	0.05	0.05	0.05	0.05	0.05	0.05	0.05

(1)	Results for the quarter ended March 31, 2012 reflect restructuring charges of $14.4 million ($10.3 million after income taxes).

(2)	Results for the quarter ended December 31, 2012 reflect restructuring charges of $2.9 million ($2.1 million after income taxes) and due diligence and other costs incurred in connection with exploring strategic alternatives to enhance shareholder value totaling $2.6 million ($1.9 million after income taxes).

(3)	Results for the quarter ended December 31, 2011 reflect corporate relocation and acquisition due diligence costs totaling $0.6 million ($0.4 million after income taxes) and a net foreign currency gain of $3.4 million related to the financing of the Robuschi acquisition.

Gardner Denver, Inc. common stock trades on the New York Stock Exchange under the ticker symbol “GDI”.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management carried out an evaluation (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”)), with the participation of the President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based upon this evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).

Under the supervision and with the participation of the President, Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report is set forth below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Gardner Denver, Inc.

We have audited Gardner Denver, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Gardner Denver, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, Gardner Denver, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Gardner Denver, Inc. as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2012 of Gardner Denver, Inc. and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Philadelphia, PA

February  26, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is included in Item 1, Part I, “Executive Officers of the Registrant” and is incorporated herein by reference from the definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A under the Exchange Act (the “2013 Proxy Statement”). In particular, the information concerning the Company’s directors and director nominees is contained under “Proposal 1 — Election of Directors,” “Nominees for Election at the Annual Meeting,” and “Directors Whose Terms of Office Will Continue After the Meeting;” the information concerning compliance with Section 16(a) is contained under “Section 16(a) Beneficial Ownership Reporting Compliance;” the information concerning the Company’s Code of Ethics and Business Conduct (the “Code of Ethics”) and Code of Ethics Applicable to Directors and Senior Executives (the “Code of Ethics for Executives,” and together with the Code of Ethics, the “Codes”) is contained under “Part One: Corporate Governance;” and the information concerning the Company’s Audit Committee and the Company’s Audit Committee financial experts are contained under “Committees of the Board of Directors” of the Gardner Denver Proxy Statement for its 2013 Annual Meeting of Shareholders.

The Company’s policy regarding corporate governance and the Codes are designed to promote the highest ethical standards in all of the Company’s business dealings. The Code of Ethics for Executives, which provides for heightened ethical standards for directors and senior executive officers of the Company, reflects the SEC’s requirements for a Code of Ethics for senior financial officers and applies to all directors and senior executive officers of the Company, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, and also the Company’s Directors. The Codes are available on the Company’s Internet website at www.gardnerdenver.com and are available in print to any stockholder who requests a copy. Any amendment to or waivers of the Codes will promptly be posted on the Company’s website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from the definitive proxy statement for the 2013 Proxy Statement, in particular, the information related to executive compensation contained under “Part Three: Compensation Matters,” “Compensation of Directors,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the 2013 Proxy Statement. The information in the “Report of Our Compensation Committee” shall not be deemed to be “filed” with the SEC or subject to the liabilities of the Exchange Act, except to the extent that the Company specifically incorporates such information into a document filed under the Securities Act or the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from the 2013 Proxy Statement, in particular, the information contained under “Security Ownership of Management and Certain Beneficial Owners” of the 2013 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from the 2013 Proxy Statement, in particular, information contained under “Director Independence” and “Relationships and Transactions” of the 2013 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from the 2013 Proxy Statement, in particular, information contained under “Accounting Fees” of the 2013 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements: The following consolidated financial statements of the Company and the reports of the Independent Registered Public Accounting Firms are contained in Item 8 as indicated:

(2)	Financial Statement Schedules:

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

GARDNER DENVER, INC.

By	/s/ Michael M. Larsen
Michael M. Larsen
President and Chief Executive Officer

Date: February 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2013.

Signature	Title

/s/ Michael M. Larsen Michael M. Larsen	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ Michael M. Larsen Michael M. Larsen	Chief Financial Officer (Principal Financial Officer)
/s/ David J. Antoniuk David J. Antoniuk	Vice President and Corporate Controller (Principal Accounting Officer)
* Michael C. Arnold	Director
* Donald G. Barger, Jr	Director
* John D. Craig	Director
* Raymond R. Hipp	Director
* David D. Petratis	Director
* Diane K. Schumacher	Chairperson of the Board of Directors
* Charles L. Szews	Director
* Richard L. Thompson	Director

*By	/s/ Brent A. Walters
Brent A. Walters
Attorney-in-fact

GARDNER DENVER, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Share Purchase Agreement, dated July 20, 2008, among Gardner Denver, Inc., Nicholas Sanders and certain other individuals named therein, Alchemy Partners (Guernsey) Limited and David Rimmer, filed as Exhibit 2.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.2	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and Invensys International Holdings Limited, filed as Exhibit 2.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.3	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and David Fisher, filed as Exhibit 2.3 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.4	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and John Edmunds, filed as Exhibit 2.4 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.5	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and Robert Dutnall, filed as Exhibit 2.5 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.6*	Sale and Purchase Agreement, dated October 6, 2011, between Gardner Denver S.r.l. and the Shareholders, filed as Exhibit 2.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed December 21, 2011, and incorporated herein by reference.
3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 3, 2006, and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Gardner Denver, Inc., as amended on July 29, 2008, filed as Exhibit 3.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 4, 2008, and incorporated herein by reference.
4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 21, 2005, and incorporated herein by reference.
4.2	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 29, 2009, between Gardner Denver, Inc. and Wells Fargo Bank, National Association as Rights Agent, filed as Exhibit 4.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 29, 2009, and incorporated herein by reference.
10.0+	Credit Agreement, dated September 19, 2008, between Gardner Denver, Inc., Gardner Denver Holdings GmbH & Co. KG, GD First (UK) Limited, JPMorgan Chase Bank, N.A., individually and as LC Issuer, the Swing Line Lender and as Agent for the Lenders, Bank of America, N.A., individually and as the Syndication Agent, Mizuho Corporate Bank, Ltd. and U.S. Bank, National Association, individually and as Documentation Agents, J.P. Morgan Securities Inc., individually and as sole Lead Arranger and sole Book Runner, and the other Lenders named therein, filed as Exhibit 10.1 to Gardner Denver, Inc’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.

Exhibit No.	Description
10.1	Amendment No. 1 to Credit Agreement, dated November 21, 2011, between Gardner Denver, Inc., Gardner Denver Holdings GmbH & Co. KG, GD First (UK) Limited, JPMorgan Chase Bank, N.A., individually and as LC Issuer, the Swing Line Lender and as Agent for the Lenders, Bank of America, N.A., individually and as the Syndication Agent, Mizuho Corporate Bank, Ltd. and U.S. Bank, National Association, individually and as Documentation Agents, J.P. Morgan Securities Inc., individually and as sole Lead Arranger and sole Book Runner, and the other Lenders named therein.***
10.2**	Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, amended and restated effective August 1, 2007, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference.
10.3**	Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, January 1, 2008 Restatement, filed as Exhibit 99.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed December 19, 2007, and incorporated herein by reference.
10.4**	First Amendment to the Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, effective September 15, 2008, executed December 5, 2008, filed as Exhibit 10.2.1 to Gardner Denver, Inc.’s Annual Report on Form 10-K, filed February 28, 2011, and incorporated herein by reference.
10.5**	Second Amendment to the Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, effective December 10, 2009, executed December 10, 2009, filed as Exhibit 10.2.2 to Gardner Denver, Inc.’s Annual Report on Form 10-K, filed February 28, 2011, and incorporated herein by reference.
10.6**	Third Amendment to the Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, effective January 1, 2013, executed December 31, 2012.***
10.7**	Gardner Denver, Inc. Executive Annual Bonus Plan, filed as Appendix A to Gardner Denver Inc.’s proxy statement on Schedule 14A relating to the 2010 Annual Meeting of Stockholders of Gardner Denver, Inc., filed on March 17, 2010, and incorporated herein by reference.
10.8**	Gardner Denver, Inc. Long-Term Incentive Plan As Amended and Restated, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.9**	Gardner Denver, Inc. Long-Term Incentive Plan As Amended and Restated, filed as Appendix A to Gardner Denver, Inc.’s proxy statement on Schedule 14A relating to the 2012 Annual Meeting of Shareholders of Gardner Denver, Inc., filed on March 15, 2012, and incorporated herein by reference.
10.10**	Amended and Restated Form of Indemnification Agreement between Gardner Denver, Inc. and its directors, officers or representatives, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Annual Report on Form 10-K, filed March 28, 2002, and incorporated herein by reference.
10.11**	Form of Gardner Denver, Inc. Incentive Stock Option Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.
10.12**	Form of Gardner Denver, Inc. Non-Qualified Stock Option Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 24, 2012, and incorporated herein by reference.
10.13**	Form of Gardner Denver, Inc. Nonemployee Director Stock Option Agreement, filed as Exhibit 10.5 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.
10.14**	Form of Gardner Denver, Inc. Restricted Stock Unit Agreement, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 24, 2012, and incorporated herein by reference.

Exhibit No.	Description
10.15**	Form of Gardner Denver, Inc. Long-Term Cash Bonus Award Agreement, filed as Exhibit 10.3 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 24, 2012, and incorporated herein by reference.
10.16**	Form of Executive Change in Control Agreement between Gardner Denver, Inc. and each of Vincent Trupiano and T. Duane Morgan, respectively, filed as Exhibit 10.3 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed October 29, 2012, and incorporated herein by reference.
10.17**	Form of Executive Change in Control Agreement between Gardner Denver, Inc. and each of Michael M. Larsen, Brent A. Walters and Susan A. Gunn, respectively, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.
10.18**	Form of Gardner Denver, Inc. Nonemployee Director Restricted Stock Unit Agreement.***
10.19**	Gardner Denver, Inc. Severance Program, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed October 29, 2012, and incorporated herein by reference.
10.20**	Gardner Denver, Inc. Management Retention Program.***
10.21**	Waiver and Release Agreement, dated as of July 15, 2012, between Gardner Denver, Inc. and Barry L. Pennypacker, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed July 18, 2012, and incorporated herein by reference.
10.22**	Offer Letter of Employment, dated as of July 27, 2012, between Gardner Denver, Inc. and T. Duane Morgan, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 1, 2012, and incorporated herein by reference.
10.23**	Offer Letter of Employment, dated as of November 28, 2011, between Gardner Denver, Inc. and Susan A. Gunn.***
10.24**	Waiver and Release Agreement, dated as of February 17, 2012, between Gardner Denver, Inc. and Christopher R. Celtruda, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed August 2, 2012, and incorporated herein by reference.
11	Statement re: Computation of Earnings Per Share, incorporated herein by reference to Note 12 “Stockholders’ Equity and Earnings (Loss) per Share” to the Company’s “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K.***
12	Ratio of Earnings to Fixed Charges.***
18	Preferability Letter from Independent Registered Public Accounting Firm.***
21	Subsidiaries of Gardner Denver, Inc.***
23.1	Consent of Ernst & Young LLP.***
23.2	Consent of KPMG LLP.***
24	Power of Attorney.***
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****
101.INS§	XBRL Instance Document

Exhibit No.	Description
101.SCH§	XBRL Taxonomy Extension Schema Document
101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB§	XBRL Taxonomy Extension Label Linkbase Document
101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

The SEC File No. for documents incorporated by reference is 001-13215 except as noted.

+	The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon request.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC. The omitted confidential material has been filed separately with the SEC. The location of the omitted confidential information is indicated in the exhibit with asterisks [*].

**	Management contract or compensatory plan.

***	Filed herewith.

****	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

§	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.