Form 10-K/A
period 2012-12-31
GARDNER DENVER INC
filed 2013-04-15
CIK 916459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Common stock outstanding at March 31, 2013: 49,207,444 shares.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Gardner Denver, Inc. (the “Company,” “our,” “we,” or “us”) for the fiscal year ended December 31, 2012, originally filed with the United States Securities and Exchange Commission (the “SEC”) on February 27, 2013 (the “Original Filing”). This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment for the purpose of including the information required by Part III because we will not file a definitive proxy statement including this information within 120 days of the end of our fiscal year ended December 31, 2012. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. We have also included as exhibits the certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Amendment does not amend or otherwise update any other information in the Original Filing to reflect any events which occurred at a date subsequent to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

The names of our executive officers and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, the Board of Directors of Gardner Denver (the “Board”). There are no family relationships among any of our directors or executive officers.

Name	Age	Position with Gardner Denver
Michael M. Larsen	44	President, Chief Executive Officer, Chief Financial Officer and Director
Brent A. Walters	48	Vice President, General Counsel, Chief Compliance Officer and Secretary
T. Duane Morgan	63	Vice President, Gardner Denver, Inc. and President, Engineered Products Group
Vincent P. Trupiano	48	Vice President, Gardner Denver, Inc. and President, Industrial Products Group
Susan A. Gunn	41	Vice President, Human Resources

Michael M. Larsen, age 44, has been a director of Gardner Denver since November 2012 when he was appointed President and Chief Executive Officer of the Company after serving in such capacity on an interim basis since July 2012. Since October 2010, Mr. Larsen has served as the Company’s Chief Financial Officer and he will continue to serve as the Company’s Chief Financial Officer until his successor is named. He joined the Company in October 2010 from General Electric (“GE”) Water & Process Technologies, a global leader in water treatment and process solutions, where he was Chief Financial Officer. His previous experience includes more than 15 years with GE, where he held a number of global finance leadership roles with increasing responsibility in GE Plastics, GE Industrial, GE Energy Services and GE Power & Water. He began his GE career with GE Healthcare as part of the Financial Management Program in 1995. Mr. Larsen holds a B.A. in international economics from the American University of Paris and an M.B.A. from Columbia University and the London Business School.

Mr. Larsen’s service as the Chief Financial Officer of Gardner Denver and his extensive international, managerial and financial experience and expertise have been invaluable to the Company and the Board during the recent worldwide economic downturn. His foresight to make crucial financial and operational improvements have been significant factors to position the Company in a rapidly changing environment. His leadership in addressing the challenges facing the Company and insight into the Company’s global operations as well as a thorough understanding of our products, markets, and dealings with our customers has provided our Board with the insight necessary to strategically plan for the Company’s future.

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

Vincent P. Trupiano, age 48, was appointed Vice President, Gardner Denver, and President, Industrial Products Group in January 2013. Mr. Trupiano joined the Company in 2010 as the Vice President and General Manager of the Nash business unit. Prior to joining Gardner Denver, Mr. Trupiano was employed by Dresser-Rand Group Inc., a global supplier of rotating equipment and aftermarket parts and services, where he was General Manager of the Turbo Compression Division in 2010 and General Manager of the Steam Turbine Business from 2008 to 2010. Prior to joining Dresser-Rand, Mr. Trupiano spent more than 20 years in a variety of operational and business leadership roles of increasing responsibility with United Technologies Corporation and Ford Motor Company. Mr. Trupiano has a B.S. in mechanical engineering from Michigan State University and a M.B.A. from the University of Michigan.

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

Our Directors

The names of our directors and their ages, positions, and biographies are set forth below. Our Board currently consists of nine directors and is divided into three classes. One class is elected at each annual meeting to serve for a three-year term. With the exception of our Chief Executive Officer (“CEO”), all of our Board members, including our Chairperson of the Board, are independent as determined in accordance with the NYSE listing standards as described under the “Director Independence” section set forth below.

Name	Age	Position with Gardner Denver
Michael C. Arnold	56	Director
Donald G. Barger, Jr	70	Director
John D. Craig	61	Director
Raymond R. Hipp	70	Director
Michael M. Larsen	44	President, Chief Executive Officer, Chief Financial Officer and Director
David D. Petratis	55	Director
Diane K. Schumacher	59	Chairperson of the Board of Directors
Charles L. Szews	56	Director
Richard L. Thompson	73	Director

Michael C. Arnold, age 56, has been a director of Gardner Denver since his appointment by the Board of Directors in June 2009. Mr. Arnold was appointed to the role of President and Chief Executive Officer of Ryerson Inc. in January 2011, a leading distributor and processor of metals in North America. Previously, Mr. Arnold served as Executive Vice President and President of the Bearings and Power Transmission Group at The Timken Company, a publicly held manufacturer of innovative friction management and power transmission products and services (“Timken”) from 2007 until December 2010. Mr. Arnold served as President of Timken’s former Industrial Group from 1999 through 2007. Mr. Arnold earned both a B.S. in mechanical engineering and a Masters in sales and marketing from The University of Akron. He also completed the Advanced Management Program at Harvard University. Mr. Arnold served as Chairman of Endorsia.com International AB and CoLinx LLC. He is a member of The University of Akron’s Engineering Advisory Council, and a director of their foundation.

With his years of managerial experience at Timken, Mr. Arnold brings to our Board demonstrated managerial expertise in international manufacturing. Mr. Arnold’s understanding of the complexity of operating a global manufacturing organization and the impact of the economic conditions currently facing the Company has established him as a respected member of our Board and of our Compensation Committee.

Donald G. Barger, Jr., age 70, has been a director of Gardner Denver since its spin-off from Cooper in April 1994. Mr. Barger retired in February 2008 from YRC Worldwide, Inc. (“YRCW”), formally Yellow Corporation, a publicly held company specializing in the transportation of goods and materials. He served as special advisor to the Chief Executive Officer of YRCW from September 2007 to February 2008 and as Executive Vice President and Chief Financial Officer of YRCW and Senior Vice President and Chief Financial Officer of Yellow Corporation from December 2000 to September 2007. Prior to joining Yellow, he served as Vice President and Chief Financial Officer of Hillenbrand Industries Inc. (“Hillenbrand”), a publicly held company serving the healthcare and funeral services industries, from March 1998 until December 2000. Mr. Barger was also Vice President, Chief Financial Officer of Worthington Industries, Inc. (“Worthington”), a publicly held manufacturer of metal and plastic products and processed steel products, from September 1993 until joining Hillenbrand. Mr. Barger has a B.S. from the United States Naval Academy and an M.B.A. from the University of Pennsylvania, Wharton School of Business. Mr. Barger is a director of Globe Specialty Metals, Inc., a publicly held producer of silicon metal and silicon-based specialty alloys, and Precision Aerospace Components, Inc., a publicly held provider of quality aerospace components. Mr. Barger retired as a director in February 2012 from Quanex Building Products Corporation, a publicly held manufacturer of engineered materials and components for the U.S. building products markets.

Mr. Barger is an experienced financial leader and he previously served as the lead of our Audit Committee. His financial and managerial experience has been a valuable asset to our Board.

John D. Craig, age 61, has been a director of Gardner Denver since his appointment by the Board of Directors in November 2011. Mr. Craig has served as Chairman of the Board of Directors, President and Chief Executive Officer of EnerSys since November 2000. He joined the predecessor company, Yuasa, Inc. in 1994 when annual revenue was approximately $200 million. In 2000, he led the management buy-out of the Americas industrial battery business from Yuasa Corporation of Japan. That business had grown to $400 million of annual revenue through organic growth and acquisitions. Since 1994, Mr. Craig has overseen the acquisition and integration of twenty-nine companies in all regions of the world. He led the IPO of EnerSys in July, 2004. Previously, Mr. Craig served as President and Chief Operating Officer of Yuasa, Inc. from 1998 to October 2000. He joined Yuasa in 1994 as Vice President of Operations and was promoted to Executive Vice President Operations in 1995. Mr. Craig began his professional career as an engineer with Whirlpool Corporation in 1977. He received his Masters Degree in Electronics Engineering Technology from Arizona State University and his Bachelor’s degree from Western Michigan University.

With his years of experience as Chief Executive Officer of a publicly traded manufacturer, Mr. Craig brings significant managerial experience and financial expertise to the Board. Mr. Craig’s leadership navigating the Company through the impact of the economic conditions currently facing the Company has established him as a respected member of our Audit Committee.

Raymond R. Hipp, age 70, has been a director of Gardner Denver since November 1998. Since July 2002, Mr. Hipp has served as a strategic alternative and mergers and acquisitions consultant. Mr. Hipp served as Chairman, President and CEO and a Director of Alternative Resources Corporation, a provider of information technology staffing and component outsourcing, a position he held from July 1998 until his retirement in June 2002. From August 1996 until May 1998, Mr. Hipp was the Chief Executive Officer of ITI Marketing Services, a provider of telemarketing services. Mr. Hipp has a B.S. from Southeast Missouri State University. In February 2011, Mr. Hipp was appointed as a Director and the Chairman of the Audit Committee for Neogenomics, Inc., a biotechnology company operating a network of cancer-focused testing laboratories.

With his years of senior managerial experience in information technology and mergers and acquisitions, Mr. Hipp has been a trusted member of our Board and Audit Committee in assessing technological risks facing the Company and evaluating potential strategic acquisitions and business combinations.

Michael M. Larsen’s biography is set forth under the heading “Our Executive Officers.”

David D. Petratis, age 55, has been a director of Gardner Denver since July 2004. In July 2008, Mr. Petratis was appointed Director, President and Chief Executive Officer of Quanex Building Products Corporation (“Quanex”), a publicly held manufacturer of engineered materials and components for the U.S. building products markets. In addition to his current role at Quanex, in December 2008, he was elected to the position of Chairman. Mr. Petratis previously served as President and Chief Executive Officer of the North American Operating Division of Schneider Electric, a market-leading brand of electrical distribution and industrial control products, systems and services, from January 2004 until May 2008 and President and Chief Operating Officer from December 2002 until his promotion in January 2004. He was President of MGE Americas, a privately held manufacturer of power supplies, from 1996 through 2002. Mr. Petratis earned a B.A. in industrial management from the University of Northern Iowa and an M.B.A. from Pepperdine University. He has held positions on the Board of Directors of the University of California, Irvine Graduate School of Management, the California State (Fullerton) Quality Advisory Board and Project Independence, a community agency in Costa Mesa, California for the developmentally disabled. Mr. Petratis also served on the Board of Governors of National Electrical Manufacturers Association (NEMA) and the International Electrical Safety Foundation.

Mr. Petratis is an experienced manufacturing and operational leader. Through his leadership role as Chief Executive Officer for a publicly held manufacturing company, Mr. Petratis has critical insights into the operational and financial requirements of Gardner Denver which have proven beneficial to the Board and in his capacity as a member of our Compensation Committee and Governance Committee.

Diane K. Schumacher, age 59, was appointed Chairperson of the Board of Directors in November 2011 and has been a director of Gardner Denver since August 2000. Mrs. Schumacher served as Senior Vice President, General Counsel and Secretary of Cooper Industries, Ltd., a company engaging in the manufacture and sale of electrical products and tools and the Company’s former parent company (“Cooper”), from 1995 to 2003, and was Senior Vice President, General Counsel and Chief Compliance Officer until August 2006. She served as Special Counsel to the CEO of Cooper from September 2006 until her retirement from Cooper in September 2008. Mrs. Schumacher is currently providing legal services to a number of non-public companies as an independent consultant. She is a member of the Advisory Board, College of Business, Southern Illinois University. Mrs. Schumacher holds a B.A. in economics from Southern Illinois University and a J.D. from DePaul University College of Law. She also completed the Harvard Advanced Management Program.

Mrs. Schumacher is an experienced legal leader with the skills necessary to guide our Board. Her legal expertise in the manufacturing industry and long-standing, intimate knowledge of Gardner Denver gained during her service at Cooper, the Company’s former parent company, have been valuable in her positions as the Chairperson of the Board, Chairperson of our Governance Committee, and as a member of our Compensation Committee.

Charles L. Szews, age 56, has been a director of Gardner Denver since November 2006. Since August 2012, Mr. Szews has served as Chief Executive Officer of Oshkosh Corporation (“Oshkosh”), a specialty vehicle manufacturer. He has been a director of Oshkosh since May 2007. Previously, he served Oshkosh as both President and Chief Executive Officer from January 2011 until August 2012, as President and Chief Operating Officer from October 2007 until January 2011, as Executive Vice President and Chief Financial Officer from 1997 until 2007 and as Vice President and Chief Financial Officer from 1996 to 1997. Prior to joining Oshkosh in 1996, Mr. Szews spent eight years with Fort Howard Corporation, a paper manufacturing company, holding a series of positions with increasing responsibility, with his last position being Vice President and Controller. Mr. Szews also has ten years of audit experience at Ernst & Young LLP (“E&Y”). Mr. Szews holds a B.B.A. in comprehensive public accounting from the University of Wisconsin-Eau Claire and was previously a Certified Public Accountant for 28 years.

Mr. Szews is an experienced financial and operational leader within the manufacturing industry. His prior senior financial positions at Oshkosh, Fort Howard and E&Y have provided him with a wealth of knowledge in dealing with complex financial and accounting matters. In his current position as Chief Executive Officer of Oshkosh, Mr. Szews has critical insight into the operational and financial requirements of a large, publicly traded manufacturing company, which has proven invaluable to our Board as well as in his capacity as the Chairperson of our Audit Committee and as a member of our Governance Committee. Mr. Szews qualifies as an audit committee financial expert.

Richard L. Thompson, age 73, has been a director of Gardner Denver since November 1998. Mr. Thompson served as a Group President and Executive Office Member of Caterpillar Inc. (“Caterpillar”), a publicly held manufacturer of construction machinery and equipment, from 1995 until his retirement in June 2004. He earned both a B.S. in electrical engineering and an M.B.A. from Stanford University and also completed the Caterpillar Advanced Management Program. Mr. Thompson serves as Lead Director of Lennox International, Inc., a publicly held manufacturer of HVAC and refrigeration equipment, and as a director of NiSource Inc., a publicly held electric and gas utility.

Mr. Thompson is a recognized operational leader within the industrial manufacturing sector. His service as Chairman of the Board of Lennox and as a director of NiSource in addition to his 21 years of service as a senior executive at Caterpillar have provided him with managerial and international operational expertise which translates into a valuable asset to our Board. Mr. Thompson’s positions have also provided him with a wealth of knowledge in executive compensation and human resources matters. This expertise has made Mr. Thompson an important member of our Compensation Committee, which he has led since his appointment as Chairperson in 2000, and of our Governance Committee.

Corporate Governance

Our Corporate Governance Policy, Board committee charters, Director Independence Standards, Related Party Transactions Policy, Code of Ethics and Business Conduct, Code of Ethics Applicable to Directors and Senior Executives and Environmental and Safety Policy provide the framework for our corporate governance and are designed to ensure that the Company is managed for the long-term benefit of our shareholders. We routinely evaluate our corporate governance policies, standards and practices to ensure that they comply with SEC rules and regulations and the corporate governance listing standards of the NYSE, the exchange on which our common stock is currently listed.

Our Corporate Governance Policy, Audit and Finance Committee Charter, Management Development and Compensation Committee Charter and Nominating and Corporate Governance Committee Charter, Director Independence Standards, Related Party Transactions Policy, Code of Ethics and Business Conduct, Code of Ethics Applicable to Directors and Senior Executives and Environmental and Safety Policy are available on our website at www.gardnerdenver.com. Information on our website does not constitute a part of this Amendment No. 1 to the Annual Report on Form 10-K.

Corporate Governance Policy

Our Board has adopted a policy regarding corporate governance. The objective of this policy is to help ensure that our Board maintains its independence, objectivity and effectiveness in fulfilling its responsibilities to our shareholders. The policy establishes the criteria and requirements for:

•	Selection and retention of directors;

•	Procedures and practices governing the operation and compensation of our Board; and

•	Principles under which management shall direct and operate the business of the Company and its subsidiaries.

The policy provides that a substantial majority of our Board should be independent based on the independence standards of the NYSE with varied and complementary backgrounds. Directors may serve on the boards of directors of no more than four for-profit organizations, including the Company, and members of our Audit and Finance Committee (the “Audit Committee”) may serve on the audit committees of no more than three for-profit organizations, including the Company.

The policy specifies that a director who has a material change in his or her primary employment or professional responsibilities must submit a letter of resignation, which the Board may accept or reject, and directors who are employees of the Company must retire as a director at the next regular Board meeting following termination of employment. In addition, the policy also specifies that at the regularly scheduled Board meeting prior to a nonemployee director’s 70th birthday and each year thereafter, nonemployee directors will submit their resignation to our Nominating and Corporate Governance Committee (the “Governance Committee”). The Governance Committee will make an evaluation and recommendation for a decision by the full Board as to whether to accept or reject the director’s resignation based on the director’s contributions and the Board’s needs at the time. A nonemployee director must retire as a director at the next regularly scheduled meeting of the Board following the date he or she attains 75 years of age. A nonemployee director is also eligible to retire at the end of any elected term or at the discretion of the Board following review by the Governance Committee. The policy also requires that at any one time, at least 50% of the number of nonemployee directors must be actively engaged in business as an employee, consultant, director (other than for the Company) or in a similar capacity for a minimum of 250 hours per year. For 2012, all of our directors complied with our Corporate Governance Policy.

Committees of the Board of Directors

Our Board has three standing committees composed exclusively of independent, nonemployee directors: the Audit Committee, the Management Development and Compensation Committee (the “Compensation Committee”) and the Governance Committee. Each of the standing committees operates under a written charter adopted by the Board. All of the committee charters are available on our website at www.gardnerdenver.com. Our committees have the authority to retain outside advisors to assist each committee in meeting its obligations, as necessary and appropriate, and to ensure that we provide appropriate funding to pay the fees and expenses of such advisors.

Committee Membership During 2012

Directors	Audit Committee	Compensation Committee	Governance Committee
Michael C. Arnold		✓
Donald G. Barger, Jr.(1)	✓
John D. Craig	✓
Raymond R. Hipp	✓
David D. Petratis(2)		✓	✓
Diane K. Schumacher		✓	✓*
Charles L. Szews(3)	✓*		✓
Richard L. Thompson		✓*	✓

*	Chairperson of the Committee
(1)	Mr. Barger served as Chairperson of the Audit Committee until May 2012.
(2)	Mr. Petratis was appointed to the Governance Committee in May 2012.
(3)	Mr. Szews was appointed Chairperson of the Audit Committee in May 2012.

The Audit and Finance Committee.    Our Audit Committee held eight meetings during 2012. Our Audit Committee assists our Board (with particular emphasis on the tone at the top of the Company) in fulfilling its oversight responsibilities with respect to the integrity of our financial statements and financial information provided to shareholders and others, our compliance with legal and regulatory requirements including our compliance policies and procedures, and the effectiveness of our audit processes. In 2012, the Audit Committee approved the outsourcing of the Company’s internal audit function to PricewaterhouseCoopers LLP. The Audit Committee is directly responsible for ensuring the independence and qualifications of our independent registered public accounting firm (sometimes referred to herein as our “independent auditor”). The committee performs these functions by: (i) overseeing our financial reporting process; (ii) selecting and overseeing our independent auditor; (iii) reviewing the scope of audits performed by our independent auditors, as well as the results of such audits; (iv) monitoring our disclosure and internal controls; (v) overseeing our compliance program; and (vi) overseeing our risk assessment and management practices. Our Board has determined that all of the members of our Audit Committee meet the independence and other requirements for audit committee membership of the NYSE listing standards and SEC requirements. The Board has also determined that, Charles L. Szews (Chair) is an audit committee financial expert, as that term is defined in the SEC rules.

The Management Development and Compensation Committee.    Our Compensation Committee held four meetings and took two actions by unanimous written consent during 2012. Our Compensation Committee assists our Board in fulfilling its oversight responsibilities with respect to executive selection, retention and compensation and succession planning. The committee performs this function by: (i) evaluating our executive officers’ performance, including our CEO, and establishing and reviewing their compensation, including incentive equity and cash compensation, other benefits, and corporate goals relevant to executive compensation; (ii) administering our compensation plans for all eligible employees; (iii) reviewing and consulting with our CEO concerning the selection of executive officers, management succession planning, executive performance, organizational structure and matters related thereto; (iv) recruiting candidates for CEO in the event that position becomes vacant; (v) monitoring executive stock ownership in accordance with the Company’s stock ownership guidelines; and (vi) reviewing compensation risk to determine whether compensation policies and practices for employees are reasonably likely to have a material adverse effect on the Company. Pursuant to its charter, the Compensation Committee may delegate to a subcommittee all or such portion of its power and authority as the Compensation Committee deems appropriate. Our Board has determined that all of the members of our Compensation Committee, Michael C. Arnold, David D. Petratis, Diane K. Schumacher and Richard L. Thompson (Chair), meet the independence requirements of the NYSE listing standards. The Compensation Committee’s report is set forth below.

The Nominating and Corporate Governance Committee.    The Governance Committee held five meetings during 2012. The Governance Committee assists our Board in fulfilling its oversight responsibilities with respect to the selection of director nominees for the Board, the overall effectiveness of the Board and its practices and corporate governance practices and principles. The committee performs this function by: (i) reviewing and evaluating the overall effectiveness of the organization of our Board, including our Chairperson of the Board, our incumbent directors, the Board’s size and composition, committee membership, and the conduct of its business, and making appropriate recommendations to our Board with regard thereto; (ii) establishing and reviewing director compensation; (iii) reviewing criteria and process for identifying and recruiting of Board nominees; (iv) identifying, recruiting, and recommending qualified Board nominees; (v) developing, recommending and reviewing corporate governance principles applicable to the Company; and (vi) reviewing and assessing related person transactions and the independence of our directors. Our Governance Committee reviews with our Board, on at least an annual basis, the requisite qualifications, independence, skills and characteristics of Board candidates, Board members and our Board as a whole. Our Board has determined that all of the members of our Governance Committee, David D. Petratis, Charles L. Szews, Richard L. Thompson and Diane K. Schumacher (Chair), meet the independence requirements of the NYSE listing standards.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) that applies to all members of our Board and all executive officers and employees of the Company. We also adopted a Code of Ethics Applicable to Directors and Senior Executives (the “Code of Ethics for Executives”) that provides for heightened ethical standards for directors and senior executive officers of the Company. In addition, under the charter of our Audit Committee, the CEO and Chief Financial Officer, among others, are required to certify annually their adherence to our Code of Ethics. We intend to satisfy the SEC’s disclosure requirement regarding amendments to, or waivers of, our Code of Ethics and Code of Ethics for Executives by posting such information on our website at www.gardnerdenver.com.

Communications with Directors

Our Board has adopted the following procedures for our shareholders and all other interested parties to send communications to our entire Board, non-management or independent directors, Board committees or individual directors.

Shareholders and other interested persons seeking to communicate with our directors should submit their written comments to our Corporate Secretary at 1500 Liberty Ridge Drive, Suite 3000, Wayne, Pennsylvania 19087. Such persons who prefer to communicate by e-mail should send their comments to corporatesecretary@gardnerdenver.com. Our Corporate Secretary will then forward all such communications (excluding routine advertisements and business solicitations) to each member of our Board, or the applicable individual directors and/or committee chairpersons. Our Chairperson of the Board will receive copies of all appropriate shareholder communications, including those addressed to individual directors and/or committee chairpersons, unless such communications address allegations of misconduct or mismanagement on the part of the Chairperson of the Board. In such event, our Corporate Secretary will first consult with and receive the approval of our Audit Committee Chairperson before disclosing or otherwise discussing the communication with our Chairperson of the Board.

If a shareholder communication is addressed exclusively to our nonemployee directors, our Corporate Secretary will consult with and receive the approval of the Chairperson of our Governance Committee before disclosing or otherwise discussing the communication with directors who are members of management.

We reserve the right to screen materials sent to our directors for potential security risks and/or harassment purposes.

Shareholders also have an opportunity to communicate with our Board at our annual meeting of shareholders. Pursuant to our Corporate Governance Policy, each director is expected to attend the annual meeting in person and be available to address questions or concerns raised by shareholders, subject to occasional excused absences due to illness or unavoidable conflicts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of the Company. Our insiders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. As a practical matter, we assist our directors and executive officers by monitoring transactions and completing and filing Section 16(a) forms on their behalf. We believe that, except as described below, all reports required to be filed by insiders during the fiscal year ended December 31, 2012, were filed in a timely manner. After resigning from the Company, Mr. Pennypacker did not timely file a Form 4 to report transactions that occurred on July 30 and July 31, 2012. He filed a Form 4 reporting these transactions with the SEC on August  21, 2012.

ITEM 11. EXECUTIVE COMPENSATION

Entry into Merger Agreement

The Company’s review of strategic alternatives to maximize shareholder value resulted in the Company entering into a definitive merger agreement with an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) on March 7, 2013, pursuant to which the Company would be acquired by an affiliate of KKR for $76.00 per share in cash and would cease to be a publicly traded company. Consummation of the merger is subject to shareholder approval, certain customary closing conditions and regulatory approvals. Under the Company’s compensation plans, including the Long-Term Incentive Plan, Executive Annual Bonus Plan and Phantom Stock Plan, consummation of the merger would constitute a change in control.

Report of Our Compensation Committee

The purpose of our Compensation Committee is to assist our Board in discharging its responsibilities relating to executive selection, retention and compensation and succession planning. Our Compensation Committee’s function is more fully described in its charter, which has been approved by our Board and is available at our website at www.gardnerdenver.com. Our Compensation Committee reviews its charter on an annual basis.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on its review and discussion with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K.

Management Development and Compensation Committee

Richard L. Thompson, Chairperson

Michael C. Arnold

David D. Petratis

Diane K. Schumacher

The information above in the Report of Our Compensation Committee shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Exchange Act, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates the information by reference.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee or Governance Committee is or has been an officer or employee of the Company or any of our subsidiaries. In addition, none of the members of our Compensation Committee or Governance Committee has or had any relationships with the Company or any other entity that would require disclosure under Item 404 of Regulation S-K. During fiscal 2012, none of our executive officers served on the compensation committee (or equivalent) or board of another entity whose executive officers served on our Compensation Committee, Governance Committee, or Board.

Risk-Related Compensation Policies and Practices

In February 2013, the Compensation Committee undertook an assessment of the risk profile of its executive and non-executive compensation programs. As a result of this assessment, the Compensation Committee believes that the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

Security Ownership Requirements

The Company maintains stock ownership requirements for its nonemployee directors, executive officers and other key employees. Under these requirements, each nonemployee director is expected to maintain an equity interest in the Company equal to five times his or her annual cash compensation, including compensation for Board and Committee meeting attendance, but excluding the value of equity compensation granted pursuant to the Company’s Long-Term Incentive Plan, as Amended and Restated (the “Incentive Plan”) or amounts we contributed on behalf of such director to our Phantom Stock Plan. The director ownership requirements are to be achieved by the end of the directors’ first three years of service. These requirements also require that the CEO maintain an equity interest equal to six times his annual base salary and each executive officer and corporate vice president maintain an equity interest in the Company equal to three times their annual base salary. The management ownership requirements are to be achieved by the fifth anniversary of each individual’s appointment as an officer. Director and officer’s ownership or control of the Company’s common stock (including but not limited to shares of common stock held in the Company’s retirement plans or employee stock purchase plan), restricted stock and restricted stock units (“RSU”) (including unvested restricted stock and RSUs), and vested stock options are considered in determining compliance with these requirements. In the case of nonemployee directors, phantom stock units acquired through the director’s deferral of cash compensation are also considered in determining compliance with our stock ownership requirement. Failure to meet these requirements within the allotted time will be taken into consideration when evaluating the individual’s commitment to a continuing relationship with the Company.

The Company’s Securities Law Compliance Policy prohibits officers and directors of the Company from hedging the economic risk of their ownership of our common stock, which includes purchasing or selling derivative securities relating to our common stock and purchasing financial instruments that are designed to hedge or offset any decrease in the market value of our common stock.

COMPENSATION OF DIRECTORS

The Governance Committee annually reviews and recommends to our Board for approval the nonemployee directors’ compensation. In 2012, the Governance Committee, after reviewing and confirming the independence of Meridian Compensation Partners, LLC (“Meridian”), retained Meridian an independent compensation consultant, to evaluate the appropriateness of the nonemployee directors’ compensation program to ensure that the program compensates the nonemployee directors for the level of responsibility the Board has assumed in today’s corporate governance environment and to remain competitive relative to our custom peer group (as further discussed in the “Compensation Discussion and Analysis” section of this Amendment No. 1 to the Annual Report on Form 10-K). Accordingly, in April 2012, the Board, upon the recommendation of the Governance Committee and Meridian’s evaluation, modified our nonemployee director compensation to simplify the compensation program, implement the market trend towards eliminating board and committee meeting fees, and provide compensation that it believes is market competitive.

Compensation Program Prior to April 2012

Prior to the April 2012 implementation of the Company’s new nonemployee directors’ compensation program, the compensation program included the following components:

Annual Retainer for Board Members(1)	Annual Retainer for Chairperson of the Board(1)	Additional Annual Retainer for Audit Committee Chair(1)	Additional Annual Retainer for the Compensation Committee Chair(1)	Additional Annual Retainer for the Governance Committee Chair(1)	Regular Board Meeting Fees (per Meeting)(1)	Committee and Special Board Meeting Fees (per Meeting)(1)	Teleconference Meeting Fees (Lasting More Than 45 Minutes)	Annual Option Award(2)	Annual RSUs Award(2)
$50,000	$125,000	$10,000	$8,000	$5,000	$1,500	$1,000	$500	$50,000	$50,000

(1)

The annual retainers were payable in quarterly installments. For fiscal year 2012, directors were paid their first quarterly installment of their retainer fees and meeting fees for the first quarter Board meeting. No other payments were made to directors during 2012 under the nonemployee director compensation program that existed prior to April 2012.

(2)	No awards were made to directors in 2012 under the nonemployee director compensation program that existed prior to April 2012.

Compensation Program Effective April 2012

Effective April 2012, the Company’s new nonemployee directors’ compensation program includes the following components:

Annual Retainer for Board Members(1)	Annual Retainer for Chairperson of the Board(1)	Annual Retainer for Audit Committee Chair(1)	Annual Retainer for the Compensation Committee Chair(1)	Annual Retainer for the Governance Committee Chair(1)(2)	Annual Retainer for Audit Committee Members	Annual Retainer for Compensation Committee Members	Annual Retainer for Governance Committee Members	Annual RSUs Award(3)
$60,000	$125,000	$15,000	$15,000	$7,500	$10,000	$10,000	$5,000	$125,000

(1)

All retainers are payable in quarterly installments following each quarterly Board meeting. Annually, directors are afforded the opportunity to elect to defer all or a portion of their annual retainers and meeting fees under our Phantom Stock Plan and have such amounts credited on a quarterly basis as phantom stock units.

(2)	Mrs. Schumacher, the Chairperson of our Board, has requested that the Company not pay her any additional fees for her service as Chairperson of the Governance Committee.
(3)

RSUs are granted annually and are valued at approximately $125,000, with the number of shares rounded to the nearest 100 shares. For 2012, the Company granted 2,000 RSUs to each nonemployee director on May 2, 2012.

Members of the Board who are also employees of the Company do not receive additional compensation for their service on the Board. Mr. Larsen and Mr. Pennypacker were the only employees of the Company to serve on the Board in 2012. Mr. Pennypacker served on the Board until his resignation as an officer and director of the Company in July 2012. In November 2012, Mr. Larsen was appointed to the Board. Mr. Larsen is the only employee of the Company currently serving on the Board.

Phantom Stock Plan

The Phantom Stock Plan for nonemployee directors, which is an unfunded plan, was originally established in 1996. Each nonemployee director may elect to defer all or a portion of his or her annual retainers into phantom stock units under the Phantom Stock Plan. Upon election, the phantom stock units are credited to the nonemployee director’s account in equal quarterly amounts based on the average closing price per share of our common stock during the 30 trading days immediately preceding (but not including) the last business day of the fiscal quarter as reported on the composite tape of the NYSE. Dividend equivalents are credited to the nonemployee director’s account on the dividend record date as dividends are declared by the Board. Each phantom stock unit represents the right to receive the fair market value of one share of our common stock.

The fair market value of a nonemployee director’s account may be distributed as a cash payment to the nonemployee director, or his or her beneficiary, on the first business day of the month following the month in which the nonemployee director ceases to be a director for any reason. Alternatively, a nonemployee director may elect to have the fair market value of his or her account distributed in twelve or fewer equal monthly installments, or in a single payment on a predetermined date within one year after he or she ceases to be a director, but without interest on the deferred payments. In the event of a change in control, the cash value of each nonemployee director’s account will be distributed to each nonemployee director on the first day of the month following the effective time of the change in control. The fair market value of a nonemployee director’s account is determined by reference to the average closing price of our common stock during the 30 trading days immediately preceding the date he or she ceases to be a director.

The following table summarizes the aggregate number of phantom stock units credited to each nonemployee director’s account as of March 22, 2013.

Name	Phantom Stock Units(1)
Michael C. Arnold	137
Donald G. Barger, Jr.	21,863
John D. Craig	0
Raymond R. Hipp	9,570
David D. Petratis	13,926
Diane K. Schumacher	4,057
Charles L. Szews	8,979
Richard L. Thompson	17,157

Total	75,689

1)	The number of phantom stock units has been rounded to the nearest whole number of units.

Long-Term Incentive Plan

For 2012, each of the nonemployee directors received equity awards consisting of 2,000 RSUs on the day following our 2012 annual shareholders meeting granted pursuant to the Incentive Plan. Prior to 2012, nonemployee directors received equity incentives pursuant to the Incentive Plan then in effect, consisting of stock options and RSUs on the day following our annual shareholders meeting.

In 2012, the Board approved changes to the Company’s form of RSU award for nonemployee directors. RSUs awarded in 2012 cliff vest one year from the date of grant, while RSU awards made prior to 2012 cliff vest after three years. Generally, directors forfeit an award if they terminate service to the Company prior to the vesting of the award, or if they violate the award’s arbitration provisions. However, if a person ceases to be a nonemployee director by virtue of death or disability, the RSUs will vest immediately. For RSUs granted prior to 2012, such awards also vest upon retirement, but for RSUs granted in 2012, such awards will continue to vest upon retirement in accordance with the original terms. Upon a Change in Control, as defined in the Incentive Plan, all RSUs will be deemed fully vested.

Stock options granted prior to 2012 were granted at the closing price of our common stock on the date of grant, became exercisable on the one-year anniversary of the date of grant, and terminated on the five-year anniversary of the date of grant. If a person ceased to be a nonemployee director by virtue of disability or retirement, after having completed at least one three-year term, outstanding options would be exercisable for a period of five years, but not later than the expiration date of the options. If a person ceased to be a nonemployee director by virtue of death or died during the five-year exercise period after disability or retirement described above, outstanding options generally would be exercisable for a period of one year, but not later than the expiration date of the options. If a nonemployee director’s service terminated for any other reason, options not then exercisable were canceled and options that were exercisable may have been exercised at any time within 90 days after such termination but not later than the expiration date of the options.

Upon the occurrence of a change in control, (a) unexercised options would be canceled in exchange for a cash payment based on their appreciation in value and (b) unvested RSUs would vest and be payable in cash. In connection with the contemplated merger discussed in the “Entry into Merger Agreement” section set forth above, all equity awards would be canceled and the holder would be entitled to receive the consideration provided for in the merger agreement. For a further description of the Change in Control provision under the Incentive Plan, please see the “Payments Upon Termination or Change in Control” section of this Amendment No. 1 to the Annual Report on Form 10-K set forth below.

2012 DIRECTOR COMPENSATION TABLE

The following table presents compensation earned by each nonemployee director for 2012. As employee directors, Messrs. Larsen and Pennypacker did not receive any compensation for service on the Board in 2012. Compensation information for Messrs. Larsen and Pennypacker is contained in the Summary Compensation Table set forth below.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards(3)	All Other Compensation(4)	Total
Michael C. Arnold	$67,500	$127,540	$0	$787	$195,827
Donald G. Barger, Jr.	$74,750	$127,540	$0	$4,923	$207,213
John D. Craig	$68,500	$127,540	$0	$366	$196,406
Raymond R. Hipp	$68,500	$127,540	$0	$2,609	$198,649
David D. Petratis	$70,000	$127,540	$0	$3,344	$200,884
Diane K. Schumacher(5)	$197,250	$127,540	$0	$1,519	$326,309
Charles L. Szews	$80,750	$127,540	$0	$2,333	$210,623
Richard L. Thompson	$85,500	$127,540	$0	$4,132	$217,172

(1)

Amounts include the annual retainers and meeting fees that were deferred into the Phantom Stock Plan. Messrs. Barger, Hipp, Petratis and Szews deferred $74,750, $5,000, $70,000, and $80,750, respectively.

(2)

Amounts reflect the grant date fair value of the RSUs granted in 2012 computed in accordance with ASC 718, except no assumption for forfeitures was included. See Note 15, “Stock-Based Compensation Plans,” of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, regarding assumptions underlying valuation of equity awards. All directors received 2,000 RSUs in May 2012. As of December 31, 2012, the aggregate number of RSUs held by each director was 3,600, with the exception of Mr. Craig who held 2,330.

For a description of the vesting terms of the RSUs granted to nonemployee directors, see the “Long Term Incentive Plan” section set forth above.

(3)

In accordance with the nonemployee director compensation program adopted in April 2012 discussed above, no stock option awards were granted in 2012 to nonemployee directors. As of December 31, 2012, the aggregate number of outstanding option awards held by each nonemployee director was 11,200, with the exception of Messrs. Arnold and Craig who held 7,200 and 840, respectively.

For a description of the vesting terms of the stock options granted to nonemployee directors, see the “Long Term Incentive Plan” section set forth above.

(4)

Amounts reflect the value of dividend equivalents on phantom stock units held under the Phantom Stock Plan for 2012, which dividend equivalents are credited to the nonemployee director’s Phantom Stock Plan account at the same time dividends are declared on shares of our common stock as follows: $27 to Mr. Arnold; $4,213 to Mr. Barger; $1,899 to Mr. Hipp; $2,634 to Mr. Petratis; $809 to Mrs. Schumacher; $1,623 to Mr. Szews; and $3,422 to Mr. Thompson. These amounts also include the cash dividend equivalent credited to each director’s account on unvested RSUs (held by the director on both the dividend record dates and dividend payment dates) during 2012. Cash dividend equivalents are credited to a bookkeeping account in the RSU holder’s name on the dividend payment date. The cash dividend equivalent credited to each director’s account becomes vested and is payable, without interest, when the corresponding RSU becomes vested. All directors’ bookkeeping accounts were credited for the cash dividend equivalent of $710, with the exception of Messrs. Arnold and Craig who were credited $760 and $366, respectively.

(5)	Mrs. Schumacher, the Chairperson of our Board, has requested that the Company not pay her any additional fees for her service as Chairperson of the Governance Committee.

COMPENSATION DISCUSSION AND ANALYSIS

The following information contains statements regarding future individual and Company performance measures, targets and other goals. These goals are disclosed in the limited context of the Company’s executive compensation program and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

Executive Summary

Gardner Denver is a performance-driven company that has a track record of delivering significant shareholder value. Rigorous execution of our business plan and a commitment to the Gardner Denver Way are pillars of our management team and management process. As a result, we have achieved the following total shareholder return over the past five years:

The above table compares the cumulative total shareholder return for our common stock on an annual basis from December 31, 2007 through December 31, 2012 to the cumulative returns for the same periods of the: (a) Standard & Poor’s 500 Stock Index; (b) Standard & Poor’s 600 Index for Industrial Machinery, a pre-established industry index we believe to have a peer group relationship with the Company; and (c) Standard & Poor’s SmallCap 600, an industry index which includes our common stock. The graph assumes that $100 was invested in our common stock and in each of the other indices on December 31, 2007 and that all dividends were reinvested when received. These indices are included for comparative purposes only and do not necessarily reflect our management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the Company’s common stock.

On December 31, 2012, the closing price of the Company’s common stock was $68.50 per share. As noted in the “Entry into Merger Agreement” section set forth above, the merger consideration contemplated by the merger agreement between the Company and KKR is $76.00 in cash for each share of our common stock, which represents an additional premium of approximately 11% to the Company’s share closing price on December 31, 2012, which is not reflected in the graph above. The merger consideration also represents a premium of (i) approximately 39% to the Company’s closing stock price on October 24, 2012, the last trading day prior to the Company’s announcement that it would evaluate strategic alternatives, and (ii) approximately 46% over the closing price of the common stock on July 26, 2012, the last trading day prior to the date on which a shareholder with a stake in excess of 5% of the Company’s common stock called for the Company to sell itself in an all cash transaction.

The Compensation Committee believes that our executive compensation program has played a significant role in our ability to drive strong financial results, which is demonstrated by the accomplishments of our executive team over the last fiscal year and the Company’s successful completion of its exploration of strategic alternatives to enhance shareholder value. During 2012, our named executive officers successfully managed the Company during a challenging economy by delivering strong financial performance for the year. A summary of accomplishments achieved in 2012 is detailed below.

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

The Company’s significant accomplishments in 2012 included:

•

Undertook a thorough process to review strategic alternatives to maximize shareholder value, which resulted in the Company entering into a definitive merger agreement with an affiliate of KKR on March 7, 2013. Consummation of the merger is subject to shareholder approval, certain customary closing conditions and regulatory approvals.

•

As a result of continued execution of the Gardner Denver strategy and ongoing operational improvements through application of the Gardner Denver Way, the Company achieved diluted earnings per share of $5.28 for the year ended December 31, 2012, in a challenging environment. Full year consolidated revenues were $2.36 billion and operating margins finished at 15.8%.

•

Generated $289 million in net cash from operating activities, which was in excess of net income, through a disciplined and balanced capital allocation process. Uses of cash during 2012 included investments in capital projects of $49.7 million, repurchases of common shares of $115.5 million, and payment of cash dividends of $9.9 million ($0.20 per common share).

•	Upon the departure of the former Chief Executive Officer, managed a successful leadership transition and maintained operational excellence while significantly reducing senior management attrition.

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

•

Completed two separate world class facilities in Ft. Worth, Texas and Altoona, Pennsylvania focused exclusively on aftermarket products and services within the Company’s energy business, as the aftermarket in petroleum and industrial pumps grew in 2012.

•	Integrated the operations of the Robuschi SpA acquisition.

•	Completed the transition of the Engineered Products Group’s Nash division’s global headquarters and US manufacturing and distribution operations to a new site in Bentleyville, Pennsylvania.

Management believes the continued execution of the Company’s strategies will help reduce the variability of its financial results in the short term, while providing above-average opportunities for growth and return on investment.

Our executive compensation program, with its pay-for-performance philosophy, is a part of our consistent and rigorous management process. We believe it has effectively motivated and rewarded Gardner Denver executives to meet the challenges of our global business, embrace the Gardner Denver Way and deliver shareholder value. We continually evaluate the individual elements of our executive compensation program in light of market conditions and governance requirements and make changes where appropriate for Gardner Denver’s business. We believe that the core of our executive compensation program provides opportunities to reward superior individual and Company performance and drives shareholder value.

Our executive compensation program is designed to meet three principal objectives:

•	Attract and retain executive officers who contribute to our long-term success;

•	Align compensation with short- and long-term business objectives; and

•	Motivate and reward executive officers for high levels of individual and team performance.

We believe these objectives collectively link compensation to overall Company performance, which helps to ensure that the interests of our executive officers are aligned with the interests of our shareholders.

2012 Voting Results

The Compensation Committee reviewed the voting results with respect to the Company’s advisory vote to approve executive compensation at its 2012 annual shareholders meeting, which received favorable support of 94% of the votes cast on such proposal. The following changes were implemented in 2012 to support good corporate governance practices:

•	The elimination of the excise tax gross-up provision and the inclusion of a modified cut back provision on new Change in Control agreements provided to executive officers;

•

Revisions to the Company’s equity ownership requirements whereby the achievement of greater ownership thresholds were put in place for the President and Chief Executive Officer and nonemployee directors within specified time frames;

•	The development of an executive officer severance program aligned with prevailing market practice;

•	Changes to the Company’s Incentive Plan to reflect market practice, and as approved by shareholders in May 2012; and

•	The development and implementation of a one-time special Key Management Retention Program in light of the Company’s review of strategic alternatives to enhance shareholder value.

The Compensation Committee believes that the 2012 executive compensation program has been tailored to the Company’s business objectives, aligns pay with performance and reflects good governance practices regarding executive compensation.

Executive Management Changes in 2012

Michael M. Larsen, Brent A. Walters, T. Duane Morgan, Susan A. Gunn and Barry L. Pennypacker, who are all listed in the Summary Compensation Table set forth below, were our named executive officers for 2012. The following is a chronological presentation of named executive officer changes:

•	In January 2012, Ms. Gunn began her employment with the Company as Vice President, Human Resources.

•	In May 2012, T. Duane Morgan, Vice President and President, Engineered Products Group, retired from the Company.

•	In July 2012, Barry L. Pennypacker resigned from his position as President, Chief Executive Officer and Director of the Company.

•	Michael M. Larsen was appointed Interim Chief Executive Officer in July 2012 and continued in his role as the Company’s Chief Financial Officer.

•	Additionally, in July 2012, Mr. Morgan returned to his former role at the Board’s request in order to help stabilize the management team after Mr. Pennypacker’s resignation.

•	In November 2012, Mr. Larsen was named President, Chief Executive Officer and Director of the Company. Mr. Larsen also remains the Company’s Chief Financial Officer.

Compensation Philosophy and Design Principles

The fundamental philosophy underlying our executive compensation program is to:

•	Provide opportunities that reward superior Company and individual performance rather than creating a sense of entitlement;

•

Drive shareholder value by allocating a significant percentage of compensation to performance-based pay that is dependent on achievement of the Company’s performance goals, without encouraging excessive or undesired risk-taking;

•

Align executives’ interests with shareholders interests by providing significant stock-based compensation and expecting executives to hold the stock they earn in accordance with the terms of our stock ownership guidelines; and

•	Mitigate incentives for executives to undertake excessive or undesired risks by, among other things, balancing fixed and variable pay.

Our executive compensation program includes incentive arrangements that align participants’ objectives with the Company’s critical business values, strategies and performance objectives, and are clear and simple to understand. This understanding focuses the executives’ efforts on the performance objectives that drive Gardner Denver’s success and encourages them to make long-term commitments to the Company.

The program offers a balanced approach to compensation and consists of the following primary elements:

•	Base salary;

•	Annual cash bonuses;

•	Long-term incentives in the form of stock options, RSUs and cash bonuses; and

•	Retirement benefits and other perquisites.

In March 2013, the Company modified its compensation program. For a discussion of these changes please see the “Compensation Changes in 2013” section set forth below.

Role of Compensation Consultants

For 2012, the Compensation Committee, after reviewing and confirming the independence of Meridian, renewed its agreement with Meridian to evaluate and provide independent advice and consultation regarding our executive compensation program. At the Compensation Committee’s direction and with their assistance, Meridian:

•

Provided advice to assist the Compensation Committee’s decision making with respect to executive compensation matters in light of the Company’s business strategy, pay philosophy, prevailing market practices and shareholder interests;

•	Provided guidance and advice to the Compensation Committee in establishing an interim Chief Executive Officer compensation package given leadership changes;

•	Developed programs to address the retention of key executives as the Company undertook a review of strategic alternatives to enhance shareholder value;

•	Apprised the Compensation Committee of emerging practices and changes in the regulatory and corporate governance environment;

•	Reviewed and assessed our named executive officers’ compensation for competitiveness with the competitive market data; and

•	Reviewed and assessed actual compensation paid to our named executive officers.

In 2012, Meridian did not provide any services to the Company, or receive any payments from the Company, other than in their capacity as a consultant to the Compensation Committee and the Governance Committee. See “Compensation of Directors” above for a description of the services provided by Meridian to the Governance Committee.

In March 2013, the Company modified its long-term incentive compensation to allocate all long-term incentive compensation between RSUs and the long-term cash bonus awards. For a discussion of these changes please see the “Compensation Changes in 2013” section set forth below.

Competitive Pay Analysis

In 2012, the Compensation Committee engaged Meridian to assist it in evaluating our executive compensation program. In determining the compensation for our Chief Executive Officer and our other named executive officers, the Compensation Committee reviewed competitive market data prepared by Meridian. The review included the value of the following components of compensation: (a) base salary; (b) target annual cash bonuses; (c) target long-term incentives and (d) target total direct compensation (i.e., base salary, target annual cash compensation and target long-term incentives).

Meridian compiled the competitive market data from a custom peer group approved by the Compensation Committee, that remained unchanged from 2011 and was comprised of the following companies:

Actuant Corporation AMETEK, Inc. Barnes Group, Inc. Cameron International Group Crane Co Danaher Corporation Donaldson Company, Inc. Dover Corporation Dresser-Rand Group Inc.	Eaton Corporation EnPro Industries, Inc. Flowserve Corporation Graco, Inc. Graham Corporation Harsco Corporation IDEX Corporation Ingersoll-Rand plc Kennametal Inc.

Mueller Water Products, Inc.

Pall Corporation

Parker-Hannifin Corporation

Pentair, Inc.

Robbins & Myers, Inc.

SPX Corporation

Teleflex Incorporated

Valmont Industries, Inc.

Watts Water Technologies, Inc.

The companies in the custom peer group are either direct business competitors, capital markets competitors or labor market competitors, and have similarities to the Company in terms of revenues, industry sector, and market capitalization. The companies comprising the custom peer group had median annual revenues of $2.1 billion, as compared to the Company’s 2012 revenues of $2.4 billion.

The Compensation Committee believes that the custom peer group reflects the global complexity, size and industries of companies for which the Company competes for executive talent.

In assessing the competitiveness of our executive compensation program, Meridian provided the Compensation Committee with competitive market data that was size-adjusted, using a regression analysis, for the 50th and 65th percentile of the custom peer group. Regression analysis in this context was a statistical technique used to estimate market compensation levels based on the relationship between compensation and revenue size for the underlying competitive market data.

For 2012, the Compensation Committee generally aimed to set each named executive officer’s base salary, target annual cash bonus, target annual cash compensation (i.e., base salary and target annual cash bonus), target long-term incentives and target total direct compensation (i.e., target annual cash compensation and target long-term incentives) at the 50th percentile of the size-adjusted, competitive market data.

In setting the compensation of our named executive officers, a number of factors can, from time to time, affect levels of executive compensation, including, without limitation, time in position, individual performance, Company performance, scope of responsibilities, tenure with the Company and desired pay mix. Based upon one or more of these other factors, base salary, target annual cash bonus, target annual cash compensation, target long-term incentives and/or target total direct compensation of each named executive officer could be +/-15% of the 50th percentile of the size-adjusted, competitive market data.

Role of Management

In 2012, the Compensation Committee worked with the Chief Executive Officer, Chief Financial Officer, Vice President of Human Resources, and General Counsel to, among other things, help the Compensation Committee formulate the specific plan and award designs, performance goals, and performance levels (i.e., threshold, target, and maximum) necessary to align the Company’s executive compensation program with the Company’s business strategies and goals.

In February 2012, the Compensation Committee held discussions with Mr. Pennypacker, the Company’s former Chief Executive Officer, concerning the other named executive officers’ individual performance. The Compensation Committee considered Mr. Pennypacker’s evaluations of the other named executive officers, together with its own evaluations of the executive officers’ performance based on its frequent interactions with the executive officers, when setting their compensation in 2012. The Compensation Committee conducted its own performance evaluation of the Chief Executive Officer and no management recommendation was made with regards to his compensation.

All final decisions regarding the compensation of the named executive officers were made by the Compensation Committee. While members of management attended the Compensation Committee’s meetings upon invitation, they did not attend either executive sessions or portions of any other meetings of the Compensation Committee where executive compensation determinations were made by the Compensation Committee.

Assessment of Individual Performance

The named executive officers’ compensation was impacted by individual performance. The assessment of the named executive officers’ individual performance was a subjective assessment of accomplishments and contributions to the Company. In approving the compensation of the named executive officers in February 2012, the Compensation Committee considered the following accomplishments and contributions:

•

Michael M. Larsen.    Mr. Larsen drove significant progress on key financial metrics as the Company realized record earnings and cash flow results. Under his leadership, the Company improved investor communications by holding its first ever analyst day and enhanced its capital structure by executing upon a $131 million stock buyback. Over $10.2 million of restructuring projects were implemented and executed under his guidance and oversight. In addition, Mr. Larsen upgraded talent and reduced headcount in the finance function, while establishing a low cost shared service center in the Czech Republic.

•

Brent A. Walters.    Mr. Walters continued to drive better management and control of the Company’s legal expenses, while ensuring that the Company’s compliance activities were further developed and enhanced with significant global training conducted across the Company and effective screening of transaction partners.

•

T. Duane Morgan.    Mr. Morgan continued to exhibit strong leadership in the Company’s petroleum industrial pump business, while creating a lean, high-performing and collaborative team culture within the Engineered Products Group. Under his leadership, the Company expanded its footprint in emerging markets, further developed its aftermarket capabilities and significantly increased new product sales.

•

Susan A. Gunn.    Ms. Gunn joined the Company on January 1, 2012. Her compensation was based on competitive market data from Meridian and was set in her offer letter. As a result, the Compensation Committee did not assess her individual performance at the Compensation Committee’s February 2012 meeting.

•	Barry L. Pennypacker. Mr. Pennypacker continued to perform adequately, with results achieved on key financial metrics amidst a still challenging economic environment.

2012 Executive Compensation Decisions

The Compensation Committee reviews and considers each pay component before making any executive compensation decisions. During its annual process when the Compensation Committee determines executive compensation, it reviews tally sheets prepared for each of the named executive officers. The tally sheets detail each component of executive compensation on a current and historical basis, including base salary, target annual cash bonuses, target long-term incentives, retirement benefits and other perquisites. The tally sheets also reflect the current value of all outstanding equity awards. The Compensation Committee uses the tally sheets to (a) understand all obligations for present and future compensation; (b) confirm that compensation is consistent with the philosophy and objectives of the Company’s executive compensation program; and (c) understand the total value of the Company’s compensation and benefit programs when considering changes in compensation components, program design and pay mix. In 2012, the Compensation Committee did not make any specific adjustments to the named executive officers’ compensation as a result of its review of tally sheets.

The Compensation Committee made its annual pay decisions for each of the compensation components as outlined below.

Annual Cash Compensation.

Base Salary.    The Company provides the named executive officers with a base level of income for the expertise, skills, knowledge and experience they offer to the Company’s management team. In 2012, all of the Company’s named executive officer’s base salaries were within +/- 15% of the 50th percentile of the size-adjusted, competitive market data.

Base salary adjustments are made annually each February. In addition, base salary adjustments can be made during the year for increased responsibilities and when dictated by exceptional circumstances. In 2012, the Company made additional adjustments to the base salaries of certain executive officers as a result of management changes during the year. For 2012, our named executive officers received the following aggregate base salary increases:

Named Executive Officer	Aggregate Percentage Increase in 2012	Base Annual Salary as of 12/31/12
Michael M. Larsen,	74.4%	$800,000
President & Chief Executive Officer(1)
Brent A. Walters,	15.0%	$345,000
Vice President, General Counsel, Chief Compliance Officer & Secretary(2)
T. Duane Morgan,	19.6%	$425,000
Vice President & President, Engineered Products Group(3)
Susan A. Gunn,	0.6%	$327,000
Vice President, Human Resources(4)
Barry L. Pennypacker, former President & Chief Executive Officer(5)	3.9%	N/A

(1)

Mr. Larsen received a 5.0% salary increase at the Company’s regularly scheduled annual compensation review, reflecting his performance as Chief Financial Officer and multiple contributions to the Company. When appointed Interim Chief Executive Officer in July 2012, the Compensation Committee decided to re-evaluate Mr. Larsen’s compensation including his base salary. As a result, in addition to the custom peer group market data provided by Meridian, the Compensation Committee also requested Meridian to provide competitive market data (the “Interim CEO Competitive Market Data”) on the compensation arrangements of interim Chief Executive Officers for the Compensation Committee to use as an additional reference point in considering the appropriate level of compensation for Mr. Larsen. The Interim Chief Executive Officer Competitive Market Data was compiled from 11 public companies that hired an interim Chief Executive Officer within the last 24 months. The Compensation Committee, with the assistance of Meridian, determined that it was in the best interests of the Company and its shareholders to grant Mr. Larsen an interim monthly salary increase of 62.3%. The Compensation Committee believed the interim monthly salary increase was consistent with the Interim CEO Competitive Market Data and was reasonable and appropriate under the circumstances to competitively compensate Mr. Larsen for his service as Interim Chief Executive Officer, including the retention of Chief Financial Officer responsibilities. Upon formal appointment to the role of President, Chief Executive Officer and Director of the Company in November 2012, Mr. Larsen’s interim salary adjustment was made permanent and further adjusted by an additional 2.4% to reflect market adjusted base salary compensation for the position.

(2)

At the Company’s regularly scheduled annual compensation review, Mr. Walters received a base salary increase of 15.0% in recognition of his individual performance, time in role and to more closely align his base salary with the 50th percentile of the competitive market data compiled by Meridian.

(3)

Mr. Morgan received a 3.5% salary increase at the Company’s regularly scheduled annual compensation review. Mr. Morgan retired in May 2012 and then returned to his former role in July 2012, at which time his base salary was increased 15.5% in accordance with the terms of a negotiated employment agreement. For further discussion of Mr. Morgan’s compensation see the “Compensation Arrangements of Certain Executive Officers” section below.

(4)	Ms. Gunn received a 0.6% increase at the Company’s regularly scheduled annual compensation review, which represented a prorated adjustment based on competitive market data compiled by Meridian.
(5)

At the Company’s regularly scheduled annual compensation review, Mr. Pennypacker received a base salary increase of 3.9% in recognition of his individual performance and reflective of the competitive pay data. Mr. Pennypacker’s employment ended with the Company in July 2012.

Annual Cash Bonus.    For 2012, the Compensation Committee established the annual cash bonus opportunity to focus the named executive officers on the achievement of critical, short-term financial goals that are intended to drive sustainable shareholder value over time. The annual cash bonus opportunity is based upon the achievement of certain performance goals of the Company under our Executive Annual Bonus Plan, which bonus is intended to comply with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), regarding performance-based pay.

With respect to the total cash payout for the 2012 annual cash bonus under the Executive Annual Bonus Plan, the Compensation Committee established the following target percentages of base salary for the named executive officers:

Named Executive Officers	Aggregate Annual Cash Bonus (as a % of base salary)
Michael M. Larsen	75%
Brent A. Walters	60%
T. Duane Morgan	65%
Susan A. Gunn	50%
Barry L. Pennypacker	110%

In February 2012, the Compensation Committee established the performance goals and the maximum, target and threshold achievement levels for each of the named executive officers under the Executive Annual Bonus Plan. Mr. Larsen’s, Mr. Walters’, Ms. Gunn’s and Mr. Pennypacker’s performance goals were based on the Company’s 2012 “Company Adjusted Net Income” (weighted at 60%) and “Company Adjusted Operating Cash Flow” (weighted at 40%), as both terms are defined below. Mr. Morgan’s performance goals were based on his group’s “Group Adjusted Operating Earnings” (weighted at 62.5%) and “Group Adjusted Operating Cash Flow” (weighted at 12.5%), as both terms are defined below, as well as Company Adjusted Net Income and Company Adjusted Operating Cash Flow (weighted at 15% and 10%, respectively).

“Company Adjusted Net Income” is defined as the Company’s income before taxes, excluding impairment charges and restructuring charges in excess of budget, less taxes which exclude the tax effect of the excluded items and non-recurring tax-related adjustments.

“Company Adjusted Operating Cash Flow” is defined as the Company’s net cash provided by operating activities, excluding excess tax benefits from stock-based compensation.

“Group Adjusted Operating Earnings” is defined as the respective group’s operating earnings, excluding impairment charges, corporate allocations, other non-operational items and restructuring charges in excess of budget.

“Group Adjusted Operating Cash Flow” is defined as the respective group’s net income adjusted for impairment charges, restructuring charges in excess of budget and the transfer of certain business units, plus the group’s depreciation and amortization and the cash effect of changes in receivables, advance payments and inventories.

Adjusted net income was set as a performance goal to reflect the effect of management’s performance on shareholder return. Adjusted operating cash flow was set as a performance goal to reflect the continued importance of cash flow in providing funds to pursue our growth strategies, accelerate our debt repayment, and maintain our dividend policy. Adjustments to the financial measurements were made by the Compensation Committee to avoid volatility, inflation or deflation of the cash bonus due to either unusual items in the performance period or items that are not indicative of the core operating performance of the Company or group, as applicable.

In establishing the performance goals for Mr. Morgan, the Compensation Committee included both Company and group performance goals to provide incentives for operational performance over which Mr. Morgan exerts the greatest degree of short-term control, while ensuring overall accountability to corporate performance. The Compensation Committee believes this incentive helps solidify our corporate culture and ensure our business units are working for the greater good of the Company and our shareholders. Upon Mr. Morgan’s return from retirement in July 2012, the Compensation Committee determined that the achievement of the performance goals for the annual cash bonus under the Executive Annual Bonus Plan remained substantially uncertain.

Under the terms of the Executive Annual Bonus Plan, the Compensation Committee may, in its discretion, reduce or eliminate entirely the amount of any annual cash bonus payable to any named executive officer upon attainment of the performance goals, but any such reduction may not increase the awards of another named executive officer.

Set forth below are the 2012 annual cash bonus opportunities for Mr. Larsen, Mr. Walters, Ms. Gunn and Mr. Pennypacker with respect to the annual cash bonus under the Executive Annual Bonus Plan.

	Threshold	Target	Maximum
Annual Cash Bonus
Company Adjusted Net Income	24%	60%	120%
Company Adjusted Operating Cash Flow	16%	40%	80%
Total	40%	100%	200%

Set forth below are the 2012 annual cash bonus opportunities for Mr. Morgan under the Executive Annual Bonus Plan.

	Threshold	Target	Maximum
Annual Cash Bonus
Company Adjusted Net Income	6%	15%	30%
Company Adjusted Operating Cash Flow	4%	10%	20%
Group Adjusted Operating Earnings	25%	62.5%	125%
Group Adjusted Operating Cash Flow	5%	12.5%	25%
Total	40%	100%	200%

Set forth below is the Company’s actual performance in 2012 under the performance goals established for the payment of the annual cash bonus under the Executive Annual Bonus Plan.

		Established Performance Goals			Actual
Named Executive Officers	Performance Goal	Threshold	Target	Maximum	Performance
		(thousands)	(thousands)	(thousands)	(thousands)
All	Company Adjusted Net Income	$242,639	$303,299	$348,794	$278,201
All	Company Adjusted Operating Cash Flow	$292,516	$365,645	$420,492	$299,950

T. Duane Morgan	Engineered Products Group
	Group Adjusted Operating Earnings	$263,663	$329,579	$379,016	$284,572
	Group Adjusted Operating Cash Flow	$281,584	$351,980	$404,777	$305,164

In February 2013, the Compensation Committee evaluated and determined the degree to which the performance goals for the annual cash bonus under the Executive Annual Bonus Plan for 2012 had been met. To the extent the Company’s actual performance fell between the threshold, target, and maximum achievement levels, the cash bonus was linearly interpolated. Pursuant to the terms of the Executive Annual Bonus Plan, a participant who was employed as of the last day of the performance period is eligible to receive payment of the annual cash bonus even though the participant is no longer an employee of the Company at the time the annual cash bonus are paid; provided, however, that the Compensation Committee retains the right to deny or downward adjust any annual cash bonus, in its sole judgment, based on its assessment of the participant’s performance. For 2012, the Compensation Committee did not exercise its discretion to deny or downward adjust any annual cash bonus.

Upon Mr. Morgan’s return, the Compensation Committee prorated Mr. Morgan’s annual cash bonus for the time he was employed prior to his May 2012 retirement and from his return in July 2012 until the end of the year. Mr. Pennypacker was not entitled to an annual cash bonus given his employment termination in July 2012. For further discussion of the Messrs. Morgan and Pennypacker’s compensation, see the “Compensation Arrangements of Certain Executive Officers” section set forth below.

Accordingly, the Compensation Committee awarded Mr. Larsen, Mr. Walters, Mr. Morgan and Ms. Gunn annual cash bonuses of $381,268, $131,538, $34,653 and $103,896, respectively. Annual cash bonuses for Messrs. Larsen, Walters and Ms. Gunn were paid at 64% of target, while Mr. Morgan was paid at 42% of target.

In 2012, Messrs. Larsen’s, Walters’s, Morgan’s and Ms. Gunn’s target annual cash bonuses, as well as annual cash compensation (i.e., base salary and target annual cash bonus) fell at or below the 50th percentile of the size-adjusted, competitive market data. For Mr. Pennypacker, his target annual cash bonus, as well as his annual cash compensation (i.e. base salary and target annual cash bonus) fell above the 50th percentile, yet within 15%, of the size-adjusted, competitive market data. The Compensation Committee deemed this appropriate in light of each named executive officer’s time in their current position with the Company.

Long-Term Incentive Compensation. Under the Incentive Plan, the named executive officers are eligible to receive awards in the form of stock options, RSUs and a long-term cash bonus. Generally, these awards are granted annually at our February Compensation Committee meeting, which occurs after the presentation of our annual financial results. The purpose of these awards is to be competitive with market practices, provide retention and promote the Company’s long-term financial interests by encouraging the named executive officers to have an ownership position in the Company.

In general, the allocation of the 2012 target long-term incentives for the named executive officers was as follows:

This allocation is based on the target long-term cash bonus opportunity and the grant date fair value of the stock options and RSUs granted to Mr. Larsen, Mr. Walters, Mr. Morgan, Ms. Gunn and Mr. Pennypacker in February 2012. In formulating this allocation, the Compensation Committee initially conducted an assessment of the competitive market data to develop an aggregate value for long-term incentive awards. The Compensation Committee then considered the allocation of the aggregate value among the three types of awards, balancing the short, medium and long-term goals of the Company. The Committee determined that the long-term incentive compensation consisting of cash bonus, stock options and RSUs be proportioned one-third each.

In March 2013, the Company modified its long-term incentive compensation to allocate all long-term incentive compensation between RSUs and the long-term cash bonus awards. For a discussion of these changes please see the “Compensation Changes in 2013” section set forth below.

Long-Term Equity Incentives. In 2012, our named executive officers received long-term equity incentives consisting of stock options and RSUs.

Stock options are designed to encourage the named executive officers to increase shareholder value as stock options only have value when the price of our common stock increases over the stock option’s exercise price. RSUs are designed to encourage retention of the named executive officers as they are contractual rights to receive a specified number of shares of our common stock in the future. Currently, (i) stock options have an exercise price equal to the closing sale price of our common stock on the date of grant and become exercisable in one-third annual increments commencing on the one-year anniversary of the option’s grant date and (ii) RSUs vest at one time, three years from the date of grant.

The Compensation Committee believes that an equal combination of stock options and RSUs offer the named executive officers a competitive level of equity-based compensation, while balancing the retention value of RSUs with the performance aspect of stock options.

As part of the general executive compensation program, the Compensation Committee awarded the following equity incentive awards to the named executive officers in February 2012:

Named Executive Officers	Stock Options	RSUs	“Target Economic Value” of Stock Options and RSUs Approved for Grant in February 2012
Michael M. Larsen	9,920	4,380	$580,381
Brent A. Walters	5,440	2,460	$322,136
T. Duane Morgan	7,310	3,250	$429,170
Susan A. Gunn	4,240	1,860	$247,261
Barry L. Pennypacker	39,740	17,500	$2,321,943

In formulating the long-term incentive grant date “target economic value” of stock option and RSU awards for Mr. Larsen, Mr. Walters, Mr. Morgan, Ms. Gunn and Mr. Pennypacker, the Compensation Committee first allocated the aggregate value of long-term incentive awards one-third to stock options and one-third to RSUs, with the remaining one-third in the form of a long term cash bonus award as described below. The Compensation Committee then converted such proportioned amounts into a number of stock options and RSUs based on the grant date fair value of such awards.

Additionally, in approving the 2012 long-term equity awards for Mr. Larsen, Mr. Walters, Mr. Morgan, Ms. Gunn and Mr. Pennypacker, the Compensation Committee considered the individual accomplishments and contributions discussed above, the scope of such named executive officer’s responsibilities, and tenure with the Company.

Retention RSU Awards

In light of the Company’s review of strategic alternatives to enhance shareholder value and the recent resignation of Mr. Pennypacker, the Compensation Committee deemed it critical to retain key named executive officers during this period of change. The Compensation Committee determined that it was in the best interests of the Company and its shareholders to grant Messrs. Larsen, Walters and Ms. Gunn with a retention equity award in the form of RSUs, where 25% of the grant would vest on the first anniversary, with the balance of the grant vesting on the second anniversary. Messrs. Larsen, Walters and Ms. Gunn received grants with a face value of $999,946, $149,989 and $74,963, respectively, which translated into 15,847 RSUs for Mr. Larsen, 2,377 RSUs for Mr. Walters and 1,188 RSUs for Ms. Gunn. All grants were made on August 10, 2012. The retention equity award sizes were established based on market levels that considered criticalness of the individual and job responsibilities.

Mr. Morgan did not receive a retention equity award because in connection with Mr. Morgan’s return from retirement, Mr. Morgan received an RSU award with a face value of $199,986 pursuant to his employment agreement with the Company, which translated into 3,549 RSUs. For further discussion of Mr. Morgan’s compensation, see the “Compensation Arrangement of Certain Executive Officers” section set forth below.

Long-Term Cash Bonus Awards. Under the Incentive Plan, the Compensation Committee may also grant long-term cash bonus awards to the named executive officers. Long-term cash bonuses are tied to the achievement of Company performance targets over a predetermined performance period, which historically has been three years.

The Compensation Committee believes that the long-term cash bonus awards provide a strong incentive for the named executive officers to achieve the Company’s long-term strategic and financial goals that ultimately drive the creation of sustainable shareholder value. The long-term cash bonus awards are paid in cash to appropriately balance the named executive officers’ long-term compensation opportunities between cash and equity. These awards also encourage retention among the named executive officers.

In February 2012, the Compensation Committee granted a long-term cash bonus award tied to a compound growth rate of Earnings Before Taxes (“EBT”) for the Company during the three-year performance period beginning January 1, 2012 through December 31, 2014. The Compensation Committee believes the performance goal of EBT provides an appropriate and objective measure of the Company’s long-term performance because it is closely tied to the creation and retention of shareholder value. The threshold, target and maximum achievement levels that must be met by the end of the performance period are based upon the following compound growth rates of the Company’s EBT over the performance period.

Threshold Performance	Target Performance	Maximum Performance
4%	8%	12%

The calculation of EBT under the long-term cash bonus award is subject to being adjusted for extraordinary or nonrecurring items or events, or unusual nonrecurring gains or losses identified in the Company’s financial statements during the three-year performance period, as long as any such adjustments are made in a manner consistent with Section 162(m) of the Internal Revenue Code, to the extent applicable.

The Compensation Committee believes the specific performance targets for EBT are appropriately challenging and consistent with achieving the Company’s long-term growth and profitability goals. In particular, the threshold, target and maximum achievement levels are set so that the relative difficulty of meeting the target level is believed to be consistent from year to year. Since the Compensation Committee began granting long-term cash bonus award opportunities in 2001, the Company has achieved performance in excess of the maximum level seven times and did not achieve threshold performance three times.

Assuming that at least the threshold achievement level is met, the long-term cash bonus award is calculated by using the following formula:

Named Executive Officer’s Respective Base Salary as of the End of the Performance Period (e.g., 12/31/2013)	×	Named Executive Officer’s Respective Base Salary Factor (as set forth below)	×	The Actual Achievement Level of EBT (as adjusted) at the End of the Performance Period (i.e., Threshold (50%), Target (100%) or Maximum (200%))(1)	=	Long-Term Cash Bonus Award

(1)	To the extent the Company’s actual performance falls between the threshold, target, and maximum achievement levels of EBT, the long-term cash bonus award is linearly interpolated.

With respect to the 2012 long-term cash bonus award that is payable in 2015, if earned, the Compensation Committee established the following long-term target bonus opportunity for the named executive officers:

Named Executive Officers	Long-Term Target Bonus Opportunity (as a % of Base Salary)
Michael M. Larsen	65%
Brent A. Walters	60%
T. Duane Morgan(1)	65%
Susan A. Gunn	60%
Barry L. Pennypacker(2)	150%
(1)	Mr. Morgan is eligible for prorated participation up to his retirement date for the long-term cash bonus award for the performance period beginning January 1, 2012 and ending December 31, 2014.
(2)	Mr. Pennypacker forfeited his eligibility to participate in the long-term cash bonus award for the performance period beginning January 1, 2012 and ending December 31, 2014 upon his resignation.

The Compensation Committee determined the above long-term target bonus opportunities based on market reference points provided from Meridian and with the intention that such percentages would result in a long-term cash bonus opportunity equaling approximately one-third of each respective named executive officer’s target long-term incentives.

In February 2013, the Compensation Committee evaluated and determined the degree to which the criteria for the long-term cash bonus award granted in 2010 to the eligible named executive officers (i.e., Mr. Larsen, Mr. Walters, Mr. Morgan, Ms. Gunn and Mr. Pennypacker) under the Incentive Plan (the “2010 L-T Bonus”) had been met. The criteria for the 2010 L-T Bonus was tied to the compound growth rate of consolidated EBT (as may be adjusted) for the Company, during the period January 1, 2010 through December 31, 2012. Based on its analysis of the Company’s performance, the Compensation Committee determined that the maximum level of growth in EBT was achieved and each of Messrs. Larsen, Walters, Morgan and Ms. Gunn were entitled to a 2010 L-T Bonus of $586,667, $379,500, $372,089 and $130,800, respectively. Mr. Larsen’s and Ms. Gunn’s 2010 L-T Bonus was prorated based on their employment periods, which began on October 11, 2010 and January 1, 2012, respectively. Mr. Morgan’s 2010 L-T Bonus was prorated based on his retirement date of May 2012 as per the terms and conditions of the L-T Bonus plan. Mr. Pennypacker’s 2010 L-T Bonus was prorated based on the date of his resignation and was subject to the terms and conditions of the waiver and release agreement he entered into with the Company in July 2012.

In 2012, each of Messrs. Larsen’s and Morgan’s target long-term incentive was slightly below the 50th percentile of the size-adjusted, competitive market data. Mr. Walters’s, Ms. Gunn’s and Mr. Pennypacker’s target long-term incentive were at or above the 50th percentile, yet within 15%, of the size-adjusted, competitive market data. The Compensation Committee subjectively determined this to be appropriate given the time in position of each person.

In 2012, Messrs. Larsen’s, Walters’s and Morgan’s target total direct compensation (i.e., base salary, target annual cash bonus and target long-term incentives) fell slightly below the 50th percentile, yet within 15%, of the size-adjusted, competitive market data. The Compensation Committee deemed this to be appropriate in light of each such named executive officer’s time in his current position with the Company. Ms. Gunn’s and Mr. Pennypacker’s target total direct compensation was slightly above the 50th percentile of the size-adjusted, competitive market data.

Retirement, Employment and Post-Employment Benefits

Retirement Plans.

The Company provides its eligible employees, including the named executive officers, with various retirement benefits. The retirement plans are designed to assist employees, including the named executive officers, in planning for retirement and securing appropriate levels of income during retirement. The purpose of the retirement plans is to attract and retain quality employees, as these types of benefits are typically offered by the Company’s competitors.

Pension Plan. The Company maintains the Gardner Denver Pension Plan and previously maintained the Gardner Denver Supplemental Excess Defined Benefit Plan for the benefit of certain employees. Effective November 1, 2006, the Company implemented certain revisions to the Pension Plan, and future service credits under the Pension Plan ceased effective October 31, 2006. Also at that time, the Supplemental Excess Defined Benefit Plan was merged into the Gardner Denver Supplemental Excess Defined Contribution Plan as discussed in the “Pension Benefits” section set forth below. Mr. Morgan is fully vested in the Pension Plan and has earned a benefit under the Supplemental Excess Defined Benefit Plan. Mr. Larsen, Mr. Walters, Ms. Gunn and Mr. Pennypacker joined the Company after November 1, 2006 and will not receive any benefits under the Pension Plan or the former Supplemental Excess Defined Benefit Plan.

Retirement Savings Plan. The Gardner Denver Retirement Savings Plan is a tax-qualified retirement savings plan. Eligible salaried and hourly U.S. employees, including the named executive officers, are eligible to participate in the Retirement Savings Plan. Eligible employees may contribute from 1% to 100% of annual compensation on a tax-deferred basis to the plan, up to the applicable IRS annual limit. Gardner Denver matches each participating employee’s tax-deferred savings with Company matching contributions. The Company match consists of $1 for each $1 contributed by a participant, up to the first 3% of a participant’s annual compensation, and $0.50 for each $1 contributed by a participant between 3% and 6% of a participant’s annual compensation. Participants may choose to invest the Company match in Gardner Denver stock or any other investment funds within the lineup. Participants may transfer amounts out of Gardner Denver stock and into other investment funds at any time. Beginning November 1, 2006, eligible employees at certain eligible locations also receive a nonelective Company contribution, which is designed to equal service credits that would have accrued under the Pension Plan. The nonelective Company contribution is equal to 4% of total compensation paid, up to the Social Security wage base for the year, plus 8% of total compensation paid in excess of the Social Security wage base up to the IRS annual compensation limit. For purposes of the nonelective Company contribution, total compensation is cash remuneration paid during the year by the Company to or for the benefit of a participant, including base salary for the current year, annual cash bonus earned during the prior year but paid in the current year for our named executive officers and the long-term cash bonus opportunity earned over the prior three-year period but paid in 2011. All employee and Company matching contributions are fully vested immediately and the nonelective Company contribution becomes fully vested after three years of employment.

Messrs. Walters and Morgan are fully vested in the nonelective Company contribution portion of the Retirement Savings Plan, and Mr. Larsen and Ms. Gunn will fully vest on their third anniversary of employment with the Company. Prior to his resignation, Mr. Pennypacker was fully vested in the nonelective Company contribution portion of the Retirement Savings Plan.

Supplemental Excess Defined Contribution Plan. In addition to the Retirement Savings Plan, employees receiving a base pay of $110,000 or higher, including the named executive officers, are eligible to participate in the Supplemental Excess Defined Contribution Plan, which is funded through a Rabbi Trust. This plan provides participants with a similar level of benefits afforded to all other eligible employees who are not subject to the limitations imposed by the IRS on our tax-qualified Retirement Savings Plan.

Eligible Employees may contribute to the Supplemental Excess Defined Contribution Plan when they exceed the annual IRS pre-tax contribution limits and the annual catch-up contribution limit for participants age 50 or over. The Company matches each participant’s contributions with Company matching contributions of $1 for each $1 contributed by a participant, up to the first 3% of a participant’s annual compensation, and $0.50 for each $1 contributed by a participant between 3% and 6% of a participant’s annual compensation. Company matching contributions under the Supplemental Excess Defined Contribution Plan are contributed in the form of cash rather than our common stock. All employee and Company matching contributions are fully vested immediately.

The named executive officers are also credited with a nonelective Company contribution of 12% of recognized compensation in excess of the IRS annual limit. The Company nonelective contributions are also contributed in cash. The nonelective Company contribution becomes fully vested after three years of employment.

Messrs. Walters and Morgan are fully vested in the nonelective Company contribution portion of the Supplemental Excess Defined Contribution Plan, and Mr. Larsen and Ms. Gunn will fully vest on their third anniversary of employment with the Company. Prior to his resignation, Mr. Pennypacker was fully vested in the nonelective Company contribution portion of the Supplemental Excess Defined Contribution Plan.

Employment Benefits

Standard Employee Benefits. In addition to the compensation and retirement plans listed above, all of the Company’s U.S. employees, including the named executive officers, are eligible to receive health, dental, disability and life insurance coverage. Additionally, all employees are entitled to vacation, sick leave and other paid holidays. The commitment to provide employees with these benefits recognizes the Compensation Committee’s belief that the health and well-being of the Company’s employees directly impacts its overall success.

Perquisites. The Compensation Committee believes that the perquisites it provides are in line with market practice and assist in recruiting and retaining key executives. The cumulative values of such perquisites that are deemed to be compensation are included in the “All Other Compensation” column of the Summary Compensation Table set forth below and are individually accounted for in the All Other Compensation Table set forth below.

The following perquisites are offered to the named executive officers:

•	Annual tax planning and preparation services;

•	Estate planning services (once every five years);

•	Executive retirement planning;

•	Executive physical exam once every two years;

•	Long-term disability insurance;

•	Executive long-term care insurance;

•	Matching charitable contributions; and

•	Relocation assistance, as appropriate.

The Company offers tax assistance to named executive officers for tax and estate planning services. The counseling and planning perquisites assist the named executive officers in managing their long-term financial viability and optimizing the value of the Company’s other compensation plans that ultimately benefits the Company.

Tax preparation services for 2012 were provided to Mr. Pennypacker in accordance with the terms of the waiver and release agreement entered into in July 2012.

Long-term disability insurance for all of the Company’s salaried, U.S. employees contains a benefit of 66 2/3% of covered compensation up to a monthly maximum of $7,000. The named executive officers are offered this same benefit with a monthly maximum of $15,000. The increased monthly maximum is more commensurate with the named executive officers’ salaries than our standard employee monthly maximum. The additional long-term disability insurance is designed to achieve the replacement of an equivalent level of income should an unforeseeable injury or disability occur.

The long-term care insurance offered to the named executive officers is paid for over a ten-year period, provided the executive remains employed by the Company. The benefits under this policy include medical care at home and at a variety of healthcare facilities. The daily benefit is currently $300 per day and will compound at 5% per year for the life of the policy.

The Company has a tradition of supporting charitable organizations in areas where its employees are located. To encourage the named executive officers to support charitable organizations, which best serve the educational, health, welfare, cultural, civic and social needs of the community, the Company developed an Executive Matching Gift Program. We match charitable donations made by the named executive officers, up to $2,500 annually, that are made to eligible organizations under the policy. Before 2013, there was no limit on the matching donations made by the Chief Executive Officer. Beginning in 2013, the Company will match donations made by the Chief Executive Officer up to $25,000.

Executive Severance Program

In July 2012, Meridian assisted the Compensation Committee in formalizing the Company’s executive severance compensation program (the “Severance Program”). The Severance Program is designed to provide market competitive severance benefits to its executive officers for termination without cause and not related to a change in control, as well as provide non-compete, non-solicitation, confidentiality, and release of claims agreements. The Severance Program is split into two tiers. Tier I participants include the President and Chief Executive Officer and Chief Financial Officer. Tier II participants include other Section 16 executive officers and other direct reports of the President and Chief Executive Officer. Participation in the Severance Program is set by and at the full discretion of the Compensation Committee.

Severance benefits for both tiers would be provided in the event of an involuntary separation without cause or for “good reason”, as defined in the Company’s form of Change in Control Agreement. No severance benefits would be provided for a termination for cause or by reason of disability, death or retirement.

Under the Severance Program, cash severance amounts would equal two times the annual base salary plus target annual cash bonus opportunity for Tier I participants and one times annual base salary plus target annual cash bonus opportunity for Tier II participants. In addition, participants are entitled to receive a prorated annual cash bonus award payment based on actual Company performance, as provided in the Company’s Executive Annual Bonus Plan. Participants would also be entitled to health and welfare insurance benefits for 18 months from the date of termination and outplacement assistance with a maximum benefit of $50,000. Participants with prior severance arrangements in their initial employment offer letters would be entitled to the greater of the benefits under the Severance Program or their employment offer letter. In no event would participants be entitled to dual payments under their respective offer letters and the Severance Program

Under the terms of the Severance Program, the Compensation Committee is required to provide each participant with 90 days advance notice of any changes to the Severance Program if the changes have a material adverse effect on the participants.

Key Management Retention Program

In November 2012, the Compensation Committee developed and put in place a Key Management Retention Program (the “Management Retention Program”) to retain a core group of senior executive officers while the Company continued to explore strategic alternatives to enhance shareholder value. Named executive officer participants in the Management Retention Program include Messrs. Larsen, Walters and Ms. Gunn. The cash bonuses for Messrs. Larsen, Walters and Ms. Gunn were based on a multiple of one times their then current base salary. Because of his negotiated employment agreement with the Company in connection with his return from retirement in July 2012, Mr. Morgan did not participate in the Management Retention Program.

Named Executive Officers	Key Management Retention Award
Michael M. Larsen	$781,600
Brent A. Walters	$345,000
Susan A. Gunn	$327,000

Fifty percent of the cash retention bonus would be paid at the close of any approved sale, with the balance payable six months after the close of such transaction. In the event no transaction is consummated, the cash bonus would be payable twelve months post approval of the Management Retention Program, that is in November 2013.

Cash Bonuses would not be payable in the event an executive’s employment was terminated by voluntary resignation other than for Good Reason or if the executive’s employment be terminated for cause.

The Compensation Committee has determined to offer the above-described benefits and perquisites in order to attract and retain the named executive officers by offering compensation opportunities that are competitive with the Company’s competitors. The Compensation Committee believes these benefits and perquisites provide a more tangible incentive than an equivalent amount of cash compensation.

Compensation Arrangements of Certain Executive Officers

T. Duane Morgan’s Compensation Arrangements

On January 1, 2012, Mr. Morgan was serving as the Company’s Vice President & President, Engineered Products Group. He received a 3.5% salary increase at the Company’s regularly scheduled annual compensation review in February 2012. Mr. Morgan retired on May 1, 2012. At the time of his retirement, Mr. Morgan was retirement eligible under the Company’s various compensation plans. Accordingly, Mr. Morgan received certain retirement benefits under those plans upon his retirement. After Mr. Pennypacker’s resignation in July 2012, the Board asked Mr. Morgan to return to his former role with the Company in order to help stabilize the management team. Mr. Morgan negotiated a written employment agreement with the Company and returned to his role as Vice President & President, Engineered Products Group in July 2012. Under the terms of his employment agreement, Mr. Morgan received a sign-on bonus of $200,000, a guaranteed minimum bonus of $50,000 under the Executive Annual Bonus Plan for his service from August 1, 2012 to December 31, 2012, and a special, one-time award of RSUs on July 30, 2012 with a face value of $199,986. The award to Mr. Morgan provided a competitive prorated annual grant as individuals become eligible for the program mid-year. The sign-on bonus was paid in lump sum and all of the sign-on bonus is subject to a clawback provision requiring full repayment to the Company if Mr. Morgan’s employment is terminated either by his resignation or by the Company for cause within 12 months of his rehire date. Mr. Morgan’s July 30, 2012 RSU award will vest in two tranches, 50% on the first anniversary and the balance on the second anniversary of the grant. Additionally, Mr. Morgan’s base salary was adjusted upwards by 15.5%, which closely aligned his base salary compensation with competitive market positioning of his role at the 50th percentile when he returned to the Company.

Susan A. Gunn’s Compensation Arrangements

Ms. Gunn joined the Company as Vice President, Human Resources on January 1, 2012. Prior to joining the Company, Ms. Gunn negotiated a written employment agreement with the Company that was entered into on November 28, 2011. Under the terms of her employment agreement, Ms. Gunn’s annual base salary was set at $325,000, she was eligible to participate in the Executive Annual Bonus Plan for 2012 and she was entitled to receive a prorated long-term cash bonus for the three-year performance period ending December 31, 2012. Additionally, Ms. Gunn was awarded a one-time sign-on bonus of $150,000 pursuant to her employment agreement. The award to Ms. Gunn was provided to replace the loss of a guaranteed bonus payment at her former employer that was due to be paid in February 2012. The entire sign-on bonus is subject to repayment by Ms. Gunn should she voluntarily terminate her employment or be involuntarily terminated for cause within 36 months of her start date; provided, however, that in the event of a change in control, Ms. Gunn would be released from any obligation to repay the sign-on bonus.

Barry L. Pennypacker’s Compensation Arrangements

Mr. Pennypacker served as the Company’s President and Chief Executive Officer and as a member of the Board until his resignation on July 13, 2012. In connection with his resignation, on July 15, 2012 the Company and Mr. Pennypacker entered into a Waiver and Release Agreement (the “Release Agreement”). The Release Agreement, among other things, provides for:

•	A cash severance payment in the amount of $1,379,508;

•

Payout in 2013 of any amounts due under Mr. Pennypacker’s long-term cash bonus award for the three year performance period ending December 31, 2012, prorated based on his service prior to July 13, 2012 and based on actual results achieved under the award, subject to a maximum payout of $2.4 million;

•	A lump sum cash payment equal to a maximum of 12 months of COBRA premium payments;

•	The agreement by Mr. Pennypacker to refrain from competing with the Company or soliciting customers from the Company for a period of 24 months;

•	A mutual non-disparagement clause;

•	Mr. Pennypacker had until October 11, 2012 to exercise any stock options that vested on or prior to July 13, 2012; and

•	A general release of claims by Mr. Pennypacker for the benefit of the Company.

Mr. Pennypacker forfeited all unvested stock options, unvested RSUs and, other than as described above, any rights under the Annual Bonus Plan and the Incentive Plan.

The description of the Mr. Pennypacker’s Release Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the Release Agreement attached as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 18, 2012.

Compensation Changes in 2013

At the time the Compensation Committee would traditionally determine annual incentive compensation, the Company was in discussions with KKR regarding the proposed merger. As a result, the Compensation Committee did not make definitive annual compensation decisions until after the Company entered into the definitive merger agreement with KKR. Subsequently in March 2013, the Company modified its traditional allocation of long-term incentive compensation with one-third of its long-term incentive compensation allocated to each of stock options, RSUs and long-term cash bonus awards. Under the modified allocation determined in March 2013, sixty percent of long-term incentive compensation was allocated to long-term cash bonus awards and forty percent was allocated to RSUs. Among the factors the Compensation Committee considered in its decision to change the allocation of long-term incentive compensation were the greater retention incentive associated with RSUs and long-term cash bonuses compared to stock options and the expense to the Company associated with issuing stock options, which would have exceeded the value of the stock options to executives assuming the merger is consummated.

Other

Equity Ownership Requirements

In May 2012, the Compensation Committee revised the Company’s equity ownership requirements for the President and Chief Executive Officer and the nonemployee directors. Within five (5) years of appointment to the role, the President and Chief Executive Officer is required to attain a level of equity ownership in an amount no less than six (6) times the multiple of his then current base salary. Previously, the requirement was five (5) times the multiple of base salary.

All other executive officers are required to attain a level of equity ownership equal to three (3) times their then current base salary within five (5) years of appointment to role.

For purposes of these requirements, equity ownership means ownership or control by the executive officer of the Company’s:

(i)	Common stock (including but not limited to shares of common stock held in Company retirement plans or the employee stock purchase plan);

(ii)	Restricted stock and restricted stock units (including unvested restricted stock and restricted stock units); and

(iii)	Vested stock options.

All executive officers are on schedule to comply with the Company’s equity ownership requirements.

Transactions in Company Securities

The Company’s Securities Law Compliance Policy prohibits employees, executive officers, and directors from engaging in any speculative or hedging transactions in our securities. The purchase or sale of any derivative securities, including publicly traded options, puts and calls, equity swaps, forward sales contracts, and other similar securities related to or based on the stock of the Company are prohibited. Additionally, directors, executive officers and other employees may not engage in short sales of the Company’s securities, hold the Company’s securities in a margin account, pledge the Company’s securities as collateral for a loan or trade in the Company’s securities on a short-term basis.

Section 162(m) Compliance

Section 162(m) of the Code limits the deductibility by public corporations of certain non-performance based compensation paid to specified executive officers. The Compensation Committee endeavors to maximize deductibility of compensation by qualifying for exemption from the Section 162(m) limitations to the extent practicable, subject, however, to maintaining competitive compensation. However, the Compensation Committee does not strictly limit executive compensation to that which is exempt from the deduction limitations of Section 162(m) and has not adopted a policy requiring all compensation to be so exempt. The Compensation Committee believes that adopting such a policy would limit its ability to maintain flexibility in compensating the named executive officers.

EXECUTIVE COMPENSATION TABLES

SUMMARY COMPENSATION TABLE

The following table presents compensation paid to or earned by each of our named executive officers for the fiscal years ended 2012, 2011 and 2010.

Name and Principal Position	Year	Salary		Bonus		Stock Awards (1)		Option Awards (1)		Non-Equity Incentive Plan Compensation (2)		Change in Pension Value & Nonqualified Deferred Compensation Earnings(3)		All Other Compensation (4)		Total
Michael M. Larsen(5)	2012		$592,577		$0		$1,312,152		$269,229		$967,935		$0		$197,645		$3,339,538
President, CEO & CFO	2011 2010	$ $	457,219 102,404	$ $	0 240,000	$ $	931,208 131,136	$ $	185,411 143,951		$718,572 $0	$ $	0 0	$ $	121,612 30,540	$ $	2,414,022 648,031

Brent A. Walters(6)	2012		$337,500		$0		$325,338		$147,642		$511,038		$0		$175,451		$1,496,969
Vice President, General Counsel, Secretary & Chief Compliance Officer	2011 2010	$ $	297,067 281,170	$ $	0 0	$ $	155,452 130,290	$ $	124,083 111,878	$ $	620,016 230,844	$ $	0 0	$ $	516,080 122,906	$ $	1,712,698 877,088

T. Duane Morgan(7)	2012		$310,507		$250,000		$431,646		$198,394		$406,742		$670		$241,897		$1,839,856
Vice President & President, Engineered Products Group	2011 2010	$ $	353,675 343,375	$ $	0 0	$ $	170,618 195,435	$ $	134,067 118,763	$ $	1,065,068 294,396	$ $	1,105 1,043	$ $	118,401 131,524	$ $	1,842,934 1,084,536

Susan A. Gunn(8)	2012		$326,667		$150,000		$207,544		$115,074		$234,696		$0		$70,395		$1,104,376
Vice President, Human Resources

Barry L. Pennypacker(9)	2012		$500,625		$0		$1,247,400		$1,078,546		$1,663,521		$0		$2,152,617		$6,642,709
Former President & CEO	2011 2010	$ $	883,333 783,333	$ $	0 0	$ $	1,061,620 868,600	$ $	838,629 688,483	$ $	4,500,000 1,329,475	$ $	0 0	$ $	600,325 1,795,635	$ $	7,883,907 5,465,526
(1)

Amounts reflect the grant date fair value of the respective equity award granted in the year indicated computed in accordance with ASC 718, except no assumption for forfeitures was included. See Note 15 “Stock-Based Compensation Plans” of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, regarding assumptions underlying valuation of equity awards.

(2)

For 2012 and 2011, reflects the aggregate amounts received for the annual cash bonus under the Executive Annual Bonus Plan and 2010 and 2009 L-T Bonus Opportunity, as each are further described in the “2012 Executive Compensation Decisions” section of the “Compensation Discussion and Analysis” set forth above.

(3)

For 2012, 2011 and 2010, represents the actuarial increase in the present value of Mr. Morgan’s benefits under the frozen Pension Plan for 2012. The change in pension value includes interest credits on the cash balance accounts at the assumed long-term interest rate of 5.5% per year through normal retirement age of 65, and the discount rate of 3.8%. During 2012, there were no above-market or preferential earnings on deferred compensation.

(4)	Amounts in this column for 2012, 2011 and 2010 are detailed in the following All Other Compensation Table.
(5)

Mr. Larsen was named Interim Chief Executive Officer on July 13, 2012 and he was appointed President and Chief Executive Officer on November 12, 2012. On February 20, 2012, Mr. Larsen was granted 4,380 RSUs and 9,920 stock options. The RSUs granted on February 20, 2012 cliff vest three years after the grant date and the stock options vest in one-third annual increments commencing on the one-year anniversary of the option’s grant date. On August 10, 2012, Mr. Larsen was granted an additional 15,847 RSUs in connection with his appointment as Interim Chief Executive Officer. One-quarter of the RSUs granted on August 10, 2012 to Mr. Larsen vest on the first anniversary of the grant date and the remainder vest on the second anniversary of the grant date. In October 2010, Mr. Larsen was awarded a sign-on bonus of $240,000 upon joining the Company.

(6)

On February 20, 2012, Mr. Walters was granted 2,460 RSUs and 5,440 stock options. The RSUs granted on February 20, 2012 cliff vest three years after the grant date and the stock options vest in one-third annual increments commencing on the one-year anniversary of the option’s grant date. On August 10, 2012, Mr. Walters was granted an additional 2,377 RSUs. One-quarter of the RSUs granted on August 10, 2012 to Mr. Walters vest on the first anniversary of the grant date and the remainder vest on the second anniversary of the grant date.

(7)

Mr. Morgan retired as Vice President of the Company and President, Engineered Products Group on May 1, 2012, and on July 23, 2012, he returned to the Company to serve in the same offices he previously held. On February 20, 2012, Mr. Morgan was granted 3,250 RSUs and 7,310 stock options. The RSUs granted on February 20, 2012 cliff vest three years after the grant date and the stock options vest in one-third annual increments commencing on the one-year anniversary of the option’s grant date. Pursuant to the terms of his employment agreement with the Company, on July 30, 2012, Mr. Morgan was granted an additional 3,549 RSUs, which vest in two equal installments on the first and second anniversary of the grant date. In addition, Mr. Morgan also received a one-time sign-on cash bonus of $200,000 and a guaranteed minimum bonus of $50,000 for his service from August 1, 2012 to December 31, 2012, pursuant to the terms of his employment agreement. For further discussion of Mr. Morgan’s compensation see the “Compensation Arrangements of Certain Executive Officers” section set forth above.

(8)

In January 2012, Ms. Gunn was awarded a one-time sign-on bonus of $150,000 upon joining the Company. The entire sign-on bonus is subject to repayment by Ms. Gunn should she voluntarily terminate her employment or be involuntarily terminated for cause within 36 months of her start date; provided, however, that in the event of a change in control, Ms. Gunn would be released from any obligation to repay the sign-on bonus. On February 20, 2012, Ms. Gunn was granted 1,860 RSUs and 4,240 stock options. The RSUs granted on February 20, 2012 cliff vest three years after the grant date and the stock options vest in one-third annual increments commencing on the one-year anniversary of the option’s grant date. On August 10, 2012, Ms. Gunn was granted an additional 1,188 RSUs. One-quarter of the RSUs granted on August 10, 2012 to Ms. Gunn vest on the first anniversary of the grant date and the remainder vest on the second anniversary of the grant date. For further discussion of Ms. Gunn’s compensation see the “Compensation Arrangements of Certain Executive Officers” section set forth above.

(9)

On February 20, 2012, Mr. Pennypacker was granted 17,500 RSUs and 39,740 stock options. Mr. Pennypacker forfeited all unvested RSUs and stock options when he resigned in July 2012. In connection with Mr. Pennypacker’s resignation, the Company and Mr. Pennypacker entered into a Waiver and Release Agreement that, among other things, provided for a cash severance payment of $1,379,508 and a lump sum cash payment equal to twelve months of COBRA premium payments. For a discussion of the benefits provided to Mr. Pennypacker under his Waiver and Release Agreement, see the “Compensation Arrangements of Certain Executive Officers” section set forth above.

ALL OTHER COMPENSATION TABLE

Name	Year	Retirement Savings Plan(1)	Supplemental Excess Contribution Plan(2)	Dividends on Stock Awards(3)	LTC Plan Premiums	Annual Executive Physicals	Long- Term Disability Premiums	Tax Planning Fees(4)	Matching Charitable Contribution	Special Payments(5)	Total
Michael M. Larsen	2012	$17,316	$147,361	$5,296	$22,222	$0	$490	$4,960	$0	$0	$197,645
	2011	$18,478	$52,833	$1,526	$22,222	$4,573	$918	$18,562	$2,500	$0	$121,612
	2010	$4,340	$3,629	$120	$22,222	$0	$229	$0	$0	$0	$30,540

Brent A. Walters	2012	$25,580	$118,006	$2,190	$20,684	$0	$490	$8,501	$0	$0	$175,451
	2011	$25,139	$47,895	$1,610	$20,684	$814	$918	$4,960	$0	$414,060	$516,080
	2010	$26,353	$14,218	$1,200	$20,684	$0	$918	$4,796	$0	$54,737	$122,906

T. Duane Morgan	2012	$18,620	$198,382	$2,017	$16,890	$859	$408	$4,721	$0	$0	$241,897
	2011	$18,602	$74,257	$2,050	$16,890	$463	$918	$4,721	$500	$0	$118,401
	2010	$18,564	$88,371	$2,060	$16,890	$0	$918	$4,721	$0	$0	$131,524

Susan A. Gunn	2012	$22,276	$16,611	$491	$26,374	$0	$490	$1,653	$2,500	$0	$70,395

Barry L. Pennypacker	2012	$23,096	$717,988	$5,150	$22,617	$0	$286	$3,972	$0	$1,379,508	$2,152,617
	2011	$19,328	$258,637	$12,800	$22,617	$4,345	$918	$4,960	$0	$276,720	$600,325
	2010	$18,828	$171,600	$16,000	$22,617	$0	$918	$4,955	$0	$1,560,717	$1,795,635
(1)

This column represents Company contributions in the Retirement Savings Plan. For further discussion of these contributions, see the “Retirement Benefits” section of the “Compensation Discussion and Analysis” set forth above.

(2)	The amounts reflect Company contributions under the Supplemental Excess Defined Contribution Plan for each respective year.
(3)

The amounts reflect the cash dividend equivalent credited to each named executive officer’s account on unvested RSUs (held by the named executive officer on both the dividend record dates and dividend payment) dates during the fiscal year. Cash dividend equivalents are credited to a bookkeeping account in the RSU holder’s name on the dividend payment date. The cash dividend equivalent credited to each named executive officer’s account becomes vested and is payable, without interest, when the corresponding RSU becomes vested.

(4)

The amounts reflect the value of ordinary tax preparation services, reasonable estate planning services and tax assistance on such amounts received by our named executive officers in 2012. Mr. Larsen, Mr. Walters, Mr. Morgan, Ms. Gunn and Mr. Pennypacker received tax planning services valued at $3,000, $3,000, $3,000, $1,000 and $2,402, respectively, and tax assistance in connection with such services of $1,960, $1,960, $1,721, $653 and $1,570, respectively. Mr. Walters received estate planning services valued at $2,142 and tax assistance in connection with such service of $1,400.

(5)

Mr. Pennypacker received $1,379,508 in special payments associated with his resignation. For further discussion of the special payments to Mr. Pennypacker received upon his resignation, see the “Compensation Arrangements of Certain Executive Officers” section set forth above.

2012 GRANTS OF PLAN-BASED AWARDS

The following table presents grants of plan-based awards granted during the fiscal year ended on December 31, 2012.

Named Executive Officer	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(1)
		Threshold	Target	Maximum	Threshold	Target	Maximum
Michael M. Larsen
ACB:	2/20/2012	$240,000	$600,000	$1,200,000
Options	2/20/2012								9,920	$71.28	$269,229
RSUs	2/20/2012							4,380			$312,206
	8/10/2012							15,847			$999,946
LTCBA	2/20/2012	$260,000	$520,000	$1,040,000
MRP	11/11/2012		$781,600

Brent A. Walters
ACB:	2/20/2012	$82,800	$207,000	$414,000
Options	2/20/2012								5,440	$71.28	$147,642
RSUs	2/20/2012							2,460			$175,349
	8/10/2012							2,377			$149,989
LTCBA	2/20/2012	$103,500	$207,000	$414,000
MRP	11/11/2012		$345,000

T. Duane Morgan
ACB:	2/20/2012	$110,500	$276,250	$552,500
Options	2/20/2012								7,310	$71.28	$198,394
RSUs	2/20/2012							3,250			$231,660
	7/30/2012							3,549			$199,986
LTCBA	2/20/2012	$138,125	$276,250	$552,500

Susan A. Gunn
ACB:	2/20/2012	$65,400	$163,500	$327,000
Options	2/20/2012								4,240	$71.28	$115,074
RSUs	2/20/2012							1,860			$132,581
	8/10/2012							1,188			$74,963
LTCBA	2/20/2012	$98,100	$196,200	$392,400
MRP	11/11/2012		$327,000

Barry L. Pennypacker
ACB:	2/20/2012	$411,400	$1,028,500	$2,057,000
Options	2/20/2012								39,740	$71.28	$1,078,546
RSUs	2/20/2012							17,500			$1,247,400
LTCBA	2/20/2012	$701,250	$1,402,500	$2,805,000

ACB:	Amounts represent the range of possible payouts for the annual cash bonus. The annual cash bonus is tied to net income and operating cash flow over a 12-month performance period under our Executive Annual Bonus Plan. For further discussion of these awards, see the “Annual Cash Compensation” section of the “Compensation Discussion and Analysis” set forth above.
RSU:	The RSUs awarded on February 20, 2012, cliff vest three years from the date of grant. Additionally on August 10, 2012, RSU awards were granted to Mr. Larsen, Mr. Walters and Ms. Gunn in connection with retention incentives. The RSUs granted on August 10, 2012 vest one-quarter on the first anniversary of the grant date and the remainder vest on the second anniversary of the grant date.

Mr. Morgan was granted RSUs on July 30, 2012 in connection with his return to the Company from retirement. The RSUs vest in two equal installments on the first and second anniversary of the grant date.

Mr. Pennypacker forfeited all unvested RSUs when he resigned on July 13, 2012.

Options:

Stock option awards under our Incentive Plan, which vest in one-third annual increments commencing on the one-year anniversary of the option’s grant date and remain exercisable for a period of seven years from the date of grant. The exercise price of the stock options is equal to the market close price of our common stock as reported by the composite tape of the NYSE on the respective grant date.

Mr. Pennypacker forfeited all unvested stock options upon his resignation in July 2012.

LTCBA:	Amounts represent the range of possible payouts of the 2012 long-term cash bonus award that is tied to compound growth rate of EBT (as may be adjusted) over the three-year performance period of January 1, 2012 through December 31, 2014 under our Incentive Plan. The utilization of threshold (50%), target (100%) or maximum (200%) percentages will depend upon the achievement of certain compound growth rates of EBT during this period, subject to adjustment as provided under the Incentive Plan. These percentages will be applied to participants’ base salaries multiplied by a base salary factor at the end of 2014 to determine the long-term cash bonus for the period, if any. The amounts listed as estimated future payouts are based on each executive’s 2012 base salary while the actual payout will be based on each executive’s 2014 base salary. For further discussion of these awards, see the “Long-Term Cash Bonus Awards” section of the “Compensation Discussion and Analysis” set forth above.

MRP:	Under the terms of the Management Retention Program, participants will receive a cash bonus equal to their base salary as of November 11, 2012. Payment of the cash bonus will be made as follows: (i) fifty percent at the closing of any sale of the Company approved by the Board, and (ii) fifty percent six months after any such closing. If no such transaction is consummated, the cash bonus will be paid out in full on November 11, 2013. If a participant is terminated “without cause” or voluntarily resigns for “good reason” at any time prior to receiving the payments noted above, then the remaining amounts will be accelerated and paid in cash as soon as reasonably practical. No payouts will be made upon separation from service as a result of disability, retirement, voluntary resignation (other than voluntary resignation for “good reason”), or death. For further discussion of these awards, see the “Key Management Retention Program” section of the “Compensation Discussion and Analysis” set forth above.

(1)

Amounts reflect the grant date fair value of the equity award computed in accordance with ASC 718 except no assumption for forfeitures was included. The grant date fair value of the respective RSU grants was based on the closing price of our common stock on (i) February 17, 2012 of $71.28, as the markets were closed on the February 20, 2012 grant date, (ii) the grant date of July 30, 2012 of $56.35 and (iii) the grant date of August 10, 2012 of $63.10, as applicable. See Note 15 “Stock-Based Compensation Plans” of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, regarding assumptions underlying the valuation of the equity awards.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The named executive officers have been previously granted equity awards in the form of stock options and RSUs pursuant to our Incentive Plan. The following table presents information regarding outstanding stock options and RSUs as of December 31, 2012.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1)
Michael M. Larsen	10/11/2010	4,734	2,366	$54.64	10/11/2017
	2/21/2011	2,167	4,333	$75.83	2/21/2018
	2/20/2012	0	9,920	$71.28	2/20/2019
						10/11/2010	2,400	$164,400
						2/21/2011	3,050	$208,925
						11/16/2011	8,724	$597,594
						2/20/2012	4,380	$300,030
						8/10/2012	15,847	$1,085,520
Brent A. Walters	10/1/2009	3,500	0	$32.91	10/1/2016
	2/22/2010	4,334	2,166	$43.43	2/22/2017
	2/21/2011	1,450	2,900	$75.83	2/21/2018
	2/20/2012	0	5,440	$71.28	2/20/2019
						2/22/2010	3,000	$205,500
						2/21/2011	2,050	$140,425
						2/20/2012	2,460	$168,510
						8/10/2012	2,377	$162,825
T. Duane Morgan(2)	2/19/2007	3,700	0	$35.70	2/19/2014
	2/18/2008	5,600	0	$35.88	2/18/2015
	2/23/2009	2,600	0	$18.53	2/23/2016
	2/22/2010	6,900	0	$43.43	2/22/2017
	2/21/2011	4,700	0	$75.83	5/1/2017
	2/20/2012	0	7,310	$71.28	5/1/2017
						2/20/2012	3,250	$222,625
						7/30/2012	3,549	$243,107
Susan A. Gunn	2/20/2012	0	4,240	$71.28	2/20/2019
						2/20/2012	1,860	$127,410
						8/10/2012	1,188	$81,378
Barry L. Pennypacker(3)
(1)

The market value of the stock awards represents the product of (i) the closing price of our common stock as of December 31, 2012, which was $68.50, and (ii) the number of shares underlying each such stock award.

(2)	As a result of his retirement on May 1, 2012, all unvested stock options and RSUs held by Mr. Morgan that were granted to him prior to 2012 vested at such time.
(3)	Mr. Pennypacker forfeited all of his unvested stock options and unvested RSU awards when he resigned from the Company in July 2012.

Option Awards Vesting Schedule
Grant Date	Vesting Schedule
2/19/2007	One-third vests each year on 2/19/2008, 2/19/2009 and 2/19/2010
2/18/2008	One-third vests each year on 2/18/2009, 2/18/2010 and 2/18/2011
2/23/2009	One-third vests each year on 2/23/2010, 2/23/2011 and 2/23/2012
10/1/2009	One-third vests each year on 10/1/2010, 10/1/2011 and 10/1/2012
2/22/2010	One-third vests each year on 2/22/2011, 2/22/2012 and 2/22/2013
10/11/2010	One-third vests each year on 10/11/2011, 10/11/2012 and 10/11/2013
2/21/2011	One-third vests each year on 2/21/2012, 2/21/2013 and 2/21/2014
2/20/2012	One-third vests each year on 2/20/2013, 2/20/2014 and 2/20/2015

RSUs Awards Vesting Schedule
Grant Date	Vesting Schedule
2/22/2010	Cliff vests on 2/22/2013
10/11/2010	Cliff vests on 10/11/2013
2/21/2011	Cliff vests on 2/21/2014
11/16/2011	Cliff vests on 11/16/2014
2/20/2012	Cliff vests on 2/20/2015
7/30/2012	Vests one-half on 7/30/2013 and one-half on 7/30/2014
8/10/2012	Vests one-fourth on 8/10/2013 and three-fourths on 8/10/2014

2012 OPTION EXERCISES AND STOCK VESTED

The following table presents the amounts each named executive officer received upon exercise of options and the value realized upon the vesting of RSU awards in 2012. The value realized on the exercise of options and vesting of RSUs does not account for the personal tax liability incurred by the named executive officers.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise	Value realized on exercise(1)	Number of shares acquired on vesting	Value realized on vesting(2)
Michael M. Larsen	0	0	0	0
T. Duane Morgan	0	0	3,500	$248,360	(3)
			4,500	$317,115	(4)
			2,250	$158,558	(4)
Brent A. Walters	0	0	3,000	$181,140
Susan A. Gunn	0	0	0	0
Barry L. Pennypacker(5)	5,033	$133,324	30,000	$2,128,800
	24,967	$657,631
	3,700	$139,934
	46,300	$1,780,235
	26,667	$505,073
(1)	The value realized on exercise is based on the difference between the market closing price of our common stock on the date of exercise and the exercise price.
(2)	The value realized on vesting is based on the market closing price of our common stock on the vesting date.
(3)	These RSUs vested and were distributed to Mr. Morgan before his retirement pursuant to the terms of his RSU award agreement.
(4)

Mr. Morgan’s May 1, 2012 retirement accelerated vesting of all unvested RSUs covered under his February 22, 2010 and February 21, 2011 RSU agreements. In accordance with Section 409A of the Code and the company’s Incentive Plan, the company did not issue shares in settlement of these vested RSUs until six months following Mr. Morgan’s retirement. The amounts realized are based on the closing price of the company’s stock on the date on which these vested RSUs were settled.

(5)	All options exercised by Mr. Pennypacker in 2012 were exercised after his resignation on July 13, 2012.

PENSION BENEFITS

The Company maintains the frozen Gardner Denver Pension Plan and previously maintained the Gardner Denver Supplemental Excess Defined Benefit Plan for the benefit of certain employees. The Company also maintains certain other pension plans in which the named executive officers do not participate.

Before the Pension Plan was frozen on November 1, 2006, the Company credited 4% of total compensation paid to a participant, up to the Social Security wage base for the year, plus 8% of total compensation paid in excess of the Social Security wage base up to the IRS annual compensation limit, annually to each participant’s account under the Pension Plan. For purposes of the Pension Plan, prior to November 1, 2006, total compensation was comprised of cash remuneration paid during the year by the Company to or for the benefit of a participant, including base salary for the current year, annual cash bonus earned during the prior year but paid in the current year for the named executive officers and the long-term cash bonus paid under the Long-Term Incentive Plan.

At retirement, benefits under the Pension Plan are payable in the form a participant elects, which form may include an annuity with or without survivorship or a lump-sum payment. The Company has maintained the tax-qualified status of the frozen Pension Plan by fulfilling certain requirements under the Code.

Effective November 1, 2006, the Company implemented certain revisions to the Pension Plan. Future service credits under the Pension Plan ceased as of October 31, 2006. The accrued benefit was credited with interest that is equal to the rate on the 30 year Treasury bond for December of the prior plan year. The participants’ accrued benefits under the frozen Pension Plan will not be less than the amount of each participant’s accrued and vested benefits as of October 31, 2006. If a participant was not fully vested in his or her accrued benefit under the Pension Plan as of October 31, 2006, the participant will continue to earn time toward vesting based on continued service.

In connection with the revisions to freeze the Pension Plan, the Company increased future Company contributions to certain Company-sponsored defined contribution retirement savings plans, one of which is a qualified plan under the requirements of Section 401(k) of the Code. Certain amounts previously credited to the frozen Pension Plan are now contributed to the Retirement Savings Plan.

The change enabled the Company to reduce its long-term unfunded liabilities and gain better control over its retirement expense/cash flow volatility. For 2012, the accrued benefit for each participant under the frozen Pension Plan was increased with an annual interest credit of 2.98%.

Prior to November 1, 2006, the Company also maintained the Supplemental Excess Defined Benefit Plan. The Supplemental Excess Defined Benefit Plan was a nonqualified plan that provided certain employees, including the named executive officers, with benefits that cannot be paid from the Pension Plan due to provisions of the Code. Prior to November 1, 2006, the Supplemental Excess Defined Benefit Plan provided the named executive officers with a credit of 12% of annual compensation in excess of the IRS annual compensation limit for 2006 of $220,000. Effective November 1, 2006, the Supplemental Excess Defined Benefit Plan was merged into the Supplemental Excess Defined Contribution Plan. Effective with the merger, the 12% Company contribution is now made to the Supplemental Excess Defined Contribution Plan.

The following table presents individualized information for each named executive officer as of December 31, 2012, on the actuarial present value of the accumulated benefit under the frozen Pension Plan determined using interest rate and mortality rate assumptions consistent with those used in our financial statements and the number of years of credited service.

2012 PENSION BENEFITS

Name	Plan Name	Number of Years of Credited Service (#)(1)	Present Value of Accumulated Benefits (2), (3), (4)	Payments During Last Fiscal Year
Michael M. Larsen	Pension Plan	0	$0	$0
Brent A. Walters	Pension Plan	0	$0	$0
T. Duane Morgan	Pension Plan	1	$19,576	$0
Susan A. Gunn	Pension Plan	0	$0	$0
Barry L. Pennypacker	Pension Plan	0	$0	$0
(1)

Under the frozen Pension Plan, future service credits ceased effective October 31, 2006, and an individual is retirement eligible at age 65. The frozen Pension Plan does not delineate between early retirement and retirement, provided the individual meets the retirement eligibility requirements noted above. Messrs. Larsen, Walters, Pennypacker and Ms. Gunn joined the Company after the Pension Plan was frozen and will not receive any benefits under our frozen Pension Plan. Mr. Morgan is currently retirement eligible.

(2)

The frozen Pension Plan is a cash balance account and for financial reporting purposes all employees reaching retirement age are assumed to select a lump sum. Therefore, the present value of accumulated benefits as of December 31, 2012, is the actuarial present value of the anticipated lump sum benefit to be paid at normal retirement age. In determining the actuarial present value, the long-term interest crediting rate is assumed to be 5.5% and the discount rate is assumed to be 3.80%.

(3)	The elements of compensation included in determining benefits under the frozen Pension Plan include annual salary, annual bonus and long-term cash bonuses.
(4)	The benefits above will not be modified upon a Change in Control since Mr. Morgan, as the only participating named executive officer, is vested.

NONQUALIFIED DEFERRED COMPENSATION

In addition to the Gardner Denver Retirement Savings Plan, employees receiving a base pay of $110,000 or higher, including the named executive officers, are eligible to participate in the Gardner Denver Supplemental Excess Defined Contribution Plan. Once a participant in the Excess Contribution Plan reaches the IRS annual limits for the Retirement Savings Plan, contributions will be made to the Excess Contribution Plan based on the deferral percentage under the Retirement Savings Plan. Such deferral percentage is selected at the time of enrollment in the Excess Contribution Plan or once per year in December for the following year. A separate election to defer from the annual bonuses is made in December for the bonus earned the following year and payable in the year thereafter. The Company matches each participant’s contributions with Company matching contributions. The Company match consists of $1 for each $1 contributed by a participant, up to the first 3% of a participant’s annual compensation, and $0.50 for each $1 contributed by a participant between 3% and 6% of a participant’s annual compensation. The Company match is credited in the form of cash. The named executive officers and certain other eligible executives receive a non-elective Company contribution of 12% of compensation after they exceed the annual IRS compensation limit. Account balances from the former Gardner Denver Supplemental Excess Defined Benefit Plan were merged into the Excess Contribution Plan on November 1, 2006. All employee and Company matching contributions are fully vested immediately and the non-elective Company contribution becomes fully vested after three years of employment. All named executive officers are fully vested in the non-elective Company contribution portion of the Excess Contribution Plan, except Mr. Larsen and Ms. Gunn, who will fully vest on their third anniversaries of their employment with the Company.

The investment options available to the named executive officers under the Excess Contribution Plan are virtually the same as those offered to all of the participants in the Retirement Savings Plan. Because some investment options available under the Retirement Savings Plan are not available for the nonqualified plan, the Company has made similar investment options available to the nonqualified plan participants. The table below shows the funds available under the Excess Contribution Plan and their annual rate of return for the calendar year ended December 31, 2012, as reported by the administrator of the Retirement Savings Plan.

Investment Name	Ticker Symbol/Index Type	2012 Rate of Return	Investment Name	Ticker Symbol/Index Type	2012 Rate of Return
JPMorgan Core Bond Fund-R6	JCBUX	5.25	Columbia Mid Cap Value-Z*	NAMAX	16.84
Dodge & Cox Stock	DODGX	22.02	American Funds Growth Fund of America-R6	RGAGX	20.99
JPMorgan Equity Index-Select	HLEIX	15.76	JPMorgan Small Retirement 2010-Inst	JSWIX	10.40
MFS International New Discovery-A	MIDAX	24.71	JPMorgan Small Retirement 2015-Inst	JSFIX	12.71
Dreyfus Mid Cap Index	PESPX	17.21	JPMorgan Smart Retirement 2020-Inst	JTTIX	14.58
JPMorgan Prime Money Market-Morgan	VMVXX	0.02	JPMorgan Smart Retirement 2030-Inst	JSMIX	17.25
American Funds EuroPacific Growth-R6	RERGX	19.64	JPMorgan Smart Retirement 2040-Inst	SMTIX	18.30
Royce Pennsylvania Mutual Fund-Inv	PENNX	14.58	JPMorgan Smart Retirement Income-Inst	JSIIX	10.31
Columbia Acorn Fund-Z*	ACRNX	17.93	Wells Fargo Advantage Small Cap Growth-I*	WFSIX	21.45
Gardner Denver Common Stock	GDI	-10.83	Vanguard Small Cap Growth Index*	VISGX	17.52
American Century Small Cap Value-Inv	ASVIX	16.70	Artisan Mid Cap Inv*	ARTMX	19.52

*	On June 18, 2012, Columbia Acorn Z changed to Artisan Mid Cap Inv and Columbia Mid Cap Value Z transferred to the existing Dreyfus Mid Cap Index.

The following table presents the full amount of nonqualified deferred compensation accounts that we are obligated to pay each named executive officer, including the full amount of deemed earnings for the fiscal year ended on December 31, 2012. This table does not include benefits under our tax-qualified retirement plans.

2012 NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in Last FY(1)	Company Contributions in Last FY(2)	Aggregate Earnings	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE(3)
Michael M. Larsen	$16,850	$147,361	$19,500	$0	$256,195
Brent A. Walters	$52,851	$118,006	$24,789	$0	$289,937
T. Duane Morgan	$558,564	$198,382	$210,753	$2,789,835	$40,385
Susan A. Gunn	$19,763	$16,611	$1,129	$0	$37,503
Barry L. Pennypacker	$143,598	$717,988	$252,432	$0	$2,285,176

(1)	These amounts are included in the “Base Salary” column of the Summary Compensation Table.
(2)	These amounts are included in the “All Other Compensation” column of the Summary Compensation Table.
(3)

In the event of a change in control, each named executive officer may be entitled to a lump sum payment of all compensation previously earned subject to any applicable elections under the Excess Contribution Plan. Any deferred compensation by the named executive officer and all interest and earnings deemed accrued thereon (unless the executive officer elects to defer this payment) shall be distributed six months or more after the date of the executive’s termination. The amount included is the ending balance of each named executive officer’s non-qualified Excess Contribution Plan account. In addition, the named executive officers may also be entitled to a lump sum payment under the tax-qualified Retirement Savings Plan and Pension Plan, which they would be eligible to receive regardless of the reason for termination. See the “Change in Control” discussion below.

PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Executive Change in Control Agreements

The Company enters into Change in Control Agreements (“CIC Agreements”) with all of its named executive officers, which generally remain in effect as long as the named executive officer is an employee of the Company. Except as noted below, each CIC Agreement has substantially identical terms and is intended to encourage each of the named executive officers to continue to carry out their respective duties in the event of a possible change in control of the Company.

The CIC Agreements contain a “double trigger.” If, during the 24-month period following a Change in Control (as defined below), the Company terminates the named executive officer’s employment other than for Cause (as defined below) or the named executive officer terminates his or her employment with the Company for Good Reason (as defined below), the named executive officer will be entitled to receive:

•	Accrued but unpaid compensation and benefits through the date of termination;

•

A severance payment of two times the sum of: (i) the executive’s annual base salary; and (ii) the target annual cash bonus amount for the last full fiscal year prior to the executive’s termination of employment pursuant to the Executive Annual Bonus Plan;

•

To the extent not included in accrued but unpaid compensation, a pro-rata bonus for the year of termination, based on the executive’s target annual cash bonus paid or payable pursuant to the Executive Annual Bonus Plan for the last full fiscal year ending immediately before notice of termination; and

•

Continued medical, dental and life insurance benefits for a period of two years; provided, however, that if the executive becomes eligible to receive such benefits under another employer provided plan, such continuation of benefits will cease.

The cash amounts payable under the CIC Agreements will be paid in a single lump sum payment on the regularly scheduled payroll day immediately following the 30th day after the executive’s termination.

For CIC Agreements entered into before July 2012 (the “Original CIC Agreements”), in the event that any payments under the CIC Agreements are subject to excise tax, the executive will be entitled to an amount, which on an after-tax basis, equals the excise tax; provided, however, if the total payments do not exceed 110% of the greatest amount that could be made to the executive without giving rise to excise tax, the total payments will be reduced to the excise limit. The CIC Agreements for each of Messrs. Larsen, Walters and Ms. Gunn have the Original CIC Agreement terms.

In July 2012, the form of CIC Agreement was modified to eliminate the excise tax gross up and modify the alternative cap provision (the “Modified CIC Agreement”). In the event any payments made to a named executive officer in connection with a Change in Control of the Company, including any payments under a CIC Agreement, become subject to the excise tax, and any related interest or penalties, then the payments will be reduced (but not below zero) to the greatest amount which may be paid without the named executive officer becoming subject to the excise tax, but only to the extent the reduced amount would provide a greater benefit to the named executive officer than an unreduced payment that would be subject to the excise tax. Mr. Morgan received the Modified CIC Agreement in September 2012.

The CIC Agreements also provide that the named executive officer may not compete with the Company, solicit its employees or disparage the Company for a period of two years following the date of termination of employment. In addition, each executive, is required to abide by the terms of his Executive Employee Nondisclosure Agreement, which prohibits the named executive officer from disclosing confidential information concerning the Company’s business for a period of ten years following the date of termination of employment. If the named executive officer breaches these restrictive covenants, the Company is entitled to legal rights and remedies, including, but not limited to: (i) specific performance; (ii) requiring the named executive officer to return all compensation and other benefits received as the result of any action constituting the breach; or (iii) ceasing the payments and benefits payable to the named executive officer under the CIC Agreement from the date of the breach.

The description of the Original CIC Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the form of CIC Agreements attached as Exhibits 10.4 to the Current Report on Form 8-K filed by us with the SEC on November 10, 2008. The description of the Modified CIC Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the form of CIC Agreement attached as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by us with the SEC on October 29, 2012.

Executive Severance Program

On July 30, 2012, the Compensation Committee approved the Severance Program. The Severance Program establishes two tiers of participants with different severance benefits. Tier I participants include the Chief Executive Officer and Chief Financial Officer. Tier II participants include the Corporate Controller, President of the Industrial Products Group, Vice President of Human Resources, General Counsel and Chief Information Officer. The Compensation Committee may add new participants to the Severance Program at any time.

For both Tier I and Tier II participants, cash severance benefits would be provided only upon (a) involuntary termination of employment “without cause” or (b) voluntary separation for a “good reason.” No cash severance benefits would be provided upon a termination “for cause” or upon separation from service as a result of disability, retirement or death. The participants in the Severance Program will also be required to agree to certain non-competition, non-disclosure and non-solicitation covenants and waive certain claims against the Company.

Under the Severance Program, cash severance amounts would be two times the annual base salary plus target annual cash bonus opportunity for Tier 1 participants and one times annual base salary plus target annual cash bonus opportunity for Tier II participants. In addition, under the Severance Program, participants will be entitled to receive a prorated annual cash bonus award payment based on actual Company performance, as provided in the Company’s Executive Annual Bonus Plan. Participants would also be entitled to health and welfare insurance benefits for 18 months from the date of termination and outplacement services assistance with a maximum benefit of $50,000. Participants with prior severance arrangements in their initial employment offer letters would be entitled to the greater of the benefits under the Severance Program or their employment offer letter. In no event will participants be entitled to dual payments under their respective offer letters and the Severance Program.

Key Management Retention Program

On November 11, 2012 the Compensation Committee approved the Management Retention Program. Participants under the program include Messrs. Larsen, Walters and Ms. Gunn as well as a limited group of global operational and corporate employees.

Under the terms of the Management Retention Program, participants will receive a cash bonus equal to their base salary on the date the Management Retention Program was approved. Payment of the cash bonus will be made as follows: (i) fifty percent at the closing of any sale of the Company approved by the Board, and (ii) fifty percent six months after any such closing. If no such transaction is consummated, the cash bonus will be paid out in full on November 11, 2013. If a participant is terminated “without cause” or voluntarily resigns for “good reason” at any time prior to receiving the payments noted above, then the remaining amounts will be accelerated and paid in cash as soon as reasonably practical. No payouts will be made upon separation from service as a result of disability, retirement, voluntary resignation (other than voluntary resignation for “good reason”), or death.

Long-Term Incentive Plan

As described in the “Compensation Discussion and Analysis” section of this Amendment No. 1 to the Annual Report on Form 10-K, the Incentive Plan currently provides our primary form of long-term compensation, in the form of stock options, RSUs and long-term cash bonuses, to our executive officers. Under the Incentive Plan, the Compensation Committee may determine the consequences of termination of employment, whether due to death, disability, retirement or otherwise, which consequences may vary by type of award or participant. In 2012, our Board and shareholders approved amendments to the Incentive Plan.

In February 2012, the Compensation Committee also approved revisions to our forms of award agreements under the Incentive Plan. Among other things, the February 2012 revisions provided for continued vesting, rather than accelerated vesting, for RSUs and stock options in the event of retirement. The revisions also added or revised forfeiture provisions under the award agreements that may apply in the event of termination for Cause, as defined in the award agreements, or violation of arbitration, non-competition, confidentiality or other provisions.

The information below generally describes payments or benefits under Incentive Plan awards that would be available to our named executive officers in the event of a Change in Control or upon termination of employment.

Change in Control

The Incentive Plan continues to provide for a “single trigger.” Upon a Change in Control, the Incentive Plan and award agreements provide as follows:

•	RSUs will vest and will be payable in cash;

•

Participants holding unexercised stock options would be entitled to a cash payment equal to the difference between the option price and (i) if the Change in Control is the result of a tender offer or exchange offer, the final offer price per share, or such lower price as the Compensation Committee determines for any incentive stock option or to avoid specified adverse tax consequences, multiplied by the number of shares covered by such portion of the option, or (ii) if the Change in Control is the result of any other occurrence, the aggregate value of the stock covered by such portion of the option, as the Compensation Committee determines; and

•

For long-term cash bonus awards granted prior to the Incentive Plan 2012 amendments, long-term cash bonuses would be deemed earned on a prorated basis at 100% of the applicable performance targets. For long-term cash bonus awards granted after the Incentive Plan 2012 amendments, long-term cash bonuses will be paid in cash and deemed earned on a pro-rata basis based on the portion of the performance period elapsed as of the Change in Control with payout based on the greater of (i) actual achievement of the performance target as of the Change in Control or (ii) the payment opportunity that would apply if the target performance level was achieved.

Death and Disability

Upon death or disability, the Incentive Plan and award agreements provide as follows:

•	RSUs will vest;

•

Stock options will be fully vested and exercisable for the shorter of the expiration date or one year from the date of disability or death (five years for disability for awards granted prior to February 2012); and

•	Long-term cash bonuses will be deemed to be earned on a prorated basis based on the date of termination and the achievement of the performance targets at the end of the performance period.

Retirement

The February 2012 revisions to the forms of award clarify that “retirement” means cessation of employment following age 55 and completion of five years service. Upon retirement, the Incentive Plan and award agreements provide as follows:

•

RSUs granted prior to February 2012 will vest, while RSUs granted on or after February 2012, will continue to vest in accordance with the award’s original terms as if the executive had remained employed;

•

For stock options granted prior to February 2012, the options vest in full on retirement and may be exercised for up to five years (but not beyond the original term), while for stock options granted on or after February 2012, the options will continue to vest and become exercisable in accordance with the award’s original terms; and

•	Long-term cash bonuses will be deemed to be earned on a prorated basis based on the date of termination and the achievement of the performance targets at the end of the performance period.

Other Terminations

If the named executive officer’s employment terminates for a reason other than as described above (e.g., voluntary termination or termination for Cause), the Incentive Plan and award agreements provide as follows:

•

RSUs will be forfeited, provided that the Compensation Committee may, in its discretion and to the extent consistent with applicable tax law, provide for the acceleration of vesting, in whole or in part, if at all (but not reduce the vesting period to less than 12 months). For RSUs granted after February 2012, in event of a termination for Cause, all RSUs are forfeited.

•	Stock options that vested on or prior to termination can be exercised at any time within 90 days of such termination, unless such termination was for Cause.

•

Long-term cash bonus awards will be forfeited on the date of termination, unless the Committee determines otherwise in its discretion. The 2012 amendments to the Incentive Plan clarify that if the Committee exercises such discretion, the award will be deemed to be earned on a prorated basis based on the date of termination and the achievement of the performance targets at the end of the performance period.

The description of the Incentive Plan and forms of award agreements set forth above does not purport to be complete and is qualified in its entirety by reference to the Incentive Plan attached as Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on March 15, 2012 and the forms of award agreements filed as Exhibits 10.1, 10.2 and 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2012.

Executive Annual Bonus Plan

Pursuant to the terms of the Executive Annual Bonus Plan, immediately upon a Change in Control, the named executive officer will receive a prorated payment of the award payable under the Executive Annual Bonus Plan at 100% of the performance target and the Company will make a payment in cash to each named executive officer within ten days after the effective date of the Change in Control in the amount of such target award. The Executive Annual Bonus Plan does not provide for any benefits upon termination of employment for any reason.

The description of the Executive Annual Bonus Plan set forth above does not purport to be complete and is qualified in its entirety by reference to the Executive Annual Bonus Plan attached as Appendix A to the Company’s proxy statement on Schedule 14A filed with the SEC on March 17, 2010.

Defined Terms

For purposes of the CIC Agreements, the Incentive Plan and the Executive Annual Bonus Plan, “Change in Control” means the occurrence of any of the following:

•	Any person acquires beneficial ownership of 20% or more of the combined voting power of the Company’s then-outstanding voting securities;

•

During any period of not more than two consecutive years, individuals who, at the beginning of such period, constitute the Board and any new directors whose election or nomination was approved by at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination was previously so approved, cease to constitute a majority of the Board;

•

Our shareholders approve, and we consummate, a merger, other than: (1) a merger that would result in our voting securities immediately prior to such merger continuing to represent at least 50% of the combined voting power of all classes of stock (or such surviving entity’s stock) outstanding immediately after such merger; or (2) a merger effected to implement a recapitalization of the Company in which no person acquires more than 50% of the combined voting power of voting securities; or

•	Our shareholders approve, and we consummate, a plan of complete liquidation or dissolution of the Company, or a sale of substantially all of the Company’s assets.

A Change in Control will not have occurred solely because any person acquired beneficial ownership of 20% or more of the Company’s outstanding voting securities as a result of the Company’s repurchase of voting securities which reduced the number of voting securities outstanding and increased the person’s number of shares proportionately owned.

For purposes of the CIC Agreements, “Cause” means:

•

The executive’s willful and continued failure to substantially perform his or her reasonably assigned duties with the Company or its affiliates, which failure continued for at least 30 days after written demand for substantial performance was delivered to the executive identifying the manner which his or her duties have not been substantially performed;

•	The executive’s breach of a fiduciary duty involving personal profit, commission of a felony or a crime involving fraud or moral turpitude, or material breach of any provision of the CIC Agreement; or

•	The executive willfully engages in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

No act or failure to act on the part of the executive will be considered “willful” unless it is done, or omitted to be done, in bad faith or without a reasonable belief that the action or omission was legal, proper, and in the best interests of the Company or its affiliates. Any act, or failure to act, based on authority given pursuant to a resolution duly adopted by the Board, the instructions of a more senior executive or the advice of counsel will be conclusively presumed to be done, or omitted to be done, by the executive in good faith and in the best interests of the Company and its affiliates.

For purposes of the CIC Agreements, “Good Reason” means, unless the executive has consented in writing, the occurrence after a Change in Control of any of the following events or conditions:

•

The actual assignment (not merely the announcement of a plan or present intention) to the executive of any duties that would constitute a material diminution in the executive’s position as in effect immediately prior to the Change in Control, including any material diminution in status, title, authority, duties or responsibilities or any other action which results in the same, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied promptly after receipt of notice from the executive;

•	A material diminution of (5% or greater) in the executive’s base salary;

•	The Company requires the executive to be based at any location that is a material change of more than 40 miles from his or her regular place of employment immediately prior to the Change in Control;

•

Following a Change in Control, unless a plan providing a substantially similar compensation or benefit is substituted: (1) the failure by the Company or its affiliates to continue in effect any material fringe benefit or compensation plan, retirement plan, life insurance plan, health and accident plan or disability plan in which the named executive officer is participating prior to the Change in Control; or (2) the taking of any action by the Company or its affiliates which would adversely affect the executive’s participation in or materially reduce his or her benefits under any of such plans or deprive him or her of any material fringe benefit;

•

Following a Change in Control, the Company’s failure to obtain the assumption in writing of its obligation to perform the CIC Agreement by any successor to all or substantially all of the assets of us within 15 days after a reorganization, merger, consolidation, sale or other disposition of assets of the Company; or

•

Any purported termination of the executive’s employment by the Company, which is not effected pursuant to a notice of termination satisfying the requirements of the CIC Agreement; and for purposes of the CIC Agreement, no such purported termination will be effective.

Change in Control Benefits

The following table quantifies the estimated payments and benefits that would be provided to certain named executive officers if they were terminated within 24 months of a Change in Control. However, the accelerated vesting of equity compensation, the payment of all long-term cash bonuses at the target performance level under the Incentive Plan and the payment of cash bonus awards at the target performance levels under the Executive Annual Bonus Plan will occur upon a Change in Control and does not require the termination of the named executive officer. The estimated payments are calculated as if a Change in Control had occurred during 2012 and the named executive officer was notified of termination on December 31, 2012.

Name	Cash Severance(1)	Management Retention Program(2)	Value of Continued Health, Dental & Life Insurance Benefits(3)	Lump Sum Payment of All Deferred Compensation(4)	Accelerated Vesting of Equity Compensation(5)	Payment of All Outstanding Long-Term Cash Bonuses at Target Levels(6)	Tax Reimbursement(7)	Total(8)
Michael M. Larsen	$2,800,000	$781,600	$33,860	$72,105	$2,389,261	$466,667	$1,509,851	$8,053,344
Brent A. Walters	$1,104,000	$345,000	$30,166	$289,937	$731,561	$195,500	$0	$2,696,164
T. Duane Morgan	$1,402,500	$0	$29,984	$40,385	$465,732	$132,889	$0	$2,071,490
Susan A. Gunn	$981,000	$327,000	$3,411	$28,109	$208,788	$130,800	$0	$1,679,108

(1)

Each of the listed named executive officers would have been entitled to a severance payment equal to two times the sum of the named executive officer’s base salary plus the target annual cash bonus under the Executive Annual Bonus Plan.

(2)

All of the named executive officers, with the exception of Mr. Morgan, would have been entitled to a cash bonus equal to their base salary as of the date the Management Retention Program was enacted as follows: $781,600 for Mr. Larsen; $345,000 for Mr. Walters; and $327,000 for Ms. Gunn.

(3)

Each of the listed named executive officers would have been entitled to continued medical, dental and life insurance benefits for two years. The calculation for the value of continued health insurance and life insurance is based on premiums paid, which is fully insured and renewed annually. The Company is unable to fully calculate the value of continued dental insurance due to being self-insured. The total amount of cost for these benefits is calculated based on the total annual life insurance premiums paid, the annual health insurance premiums and dental insurance administration fee in 2012 for each such named executive officer. If the executive becomes re-employed with another employer and is eligible to receive medical, dental and/or life insurance benefits under another employer provided plan, these benefits will cease under the CIC Agreement.

(4)

Under the Excess Contribution Plan, each of the listed named executive officers would be entitled to a lump sum payment of all compensation previously earned and deferred by the executive officer, Company contributions and all interest and earnings accrued thereon (unless the executive officer elects to defer this payment). The amount included is the vested balance of the listed named executive officer’s non-qualified Excess Contribution Plan account as of December 31, 2012. The non-elective Company contribution becomes fully vested after three years of employment. The total non-vested amount for Mr. Larsen and Ms. Gunn was $184,090 and $9,394, respectively. In addition, the named executive officers would also be entitled to a lump sum payment under the qualified Retirement Savings Plan, which they would be eligible to receive regardless of the reason for termination but are not included in the numbers above.

(5)

Pursuant to the Incentive Plan, upon a Change in Control, each of the listed named executive officer’s unvested RSUs and stock options would have automatically vested. The value of the accelerated vesting of the stock options is calculated based on the difference between the exercise price and the closing price of the Company’s common stock on December 31, 2012. The value of the accelerated vesting of the RSUs is based upon the closing price of the Company’s common stock on December 31, 2012. See the Outstanding Equity Awards at Fiscal Year-End table set forth above.

(6)

For purposes of this table, we have assumed target bonuses would have been paid in the event of a Change in Control. Pursuant to the Incentive Plan, upon a Change in Control, long-term cash bonus opportunities granted in 2011 and 2012 would have been deemed earned on a prorated basis at 100% of the performance targets assigned to such awards and the percentage would have been applied to each such named executive officer’s 2012 annual salary. The long-term cash bonus opportunity granted in 2010 was earned, subject to the Compensation Committee’s discretion to lower such amount, as of December 31, 2012. For further discussion of the 2010 L-T Bonuses awarded in 2012, see the “Long-Term Cash Bonus Awards” section of the “Compensation Discussion and Analysis” set forth above.

(7)

In the event that any Change in Control benefits received under the CIC Agreements, Incentive Plan and Executive Annual Bonus Plan would have been subject to the excise tax imposed under Section 4999 of the Code, including any related interest or penalties incurred by executive (the “Excise Tax”), the Company would have paid the named executive an amount equal to the Excise Tax. However, under the Original CIC Agreement, if the total payments did not exceed 110% of the greatest amount of payments that could be made without giving rise to the Excise Tax (the “Excise Limit”), the total payments would have been reduced to the Excise Limit. Under the Modified CIC Agreement, the payments will be reduced (but not below zero) to the greatest amount which may be paid without the named executive officer becoming subject to the excise tax, but only to the extent the reduced amount would provide a greater benefit to the named executive officer than an unreduced payment that would be subject to the excise tax.

(8)

This amount reflects the total amount each of the listed named executive officers would receive if he or she was eligible to receive Change in Control benefits under the CIC Agreements, Incentive Plan and Executive Annual Bonus Plan. Under the CIC Agreements, the listed named executive officers are also entitled to accrued but unpaid base salary through the date of termination and a prorated bonus for the year of termination, calculated based upon the named executive officer’s target annual cash bonus amount for the previous year pursuant to the Executive Annual Bonus Plan (provided the executive officer is not receiving such a pro-rata bonus under the Executive Annual Cash Bonus Plan).

Benefits Upon Death, Disability or Retirement

The following table quantifies the estimated payments and benefits that would be provided to certain named executive officers if their employment was terminated due to death, disability or retirement. The estimated payments are calculated as if the termination due to death, disability or retirement had occurred on December 31, 2012. All employees are entitled to accrued but unpaid salary, their 2012 annual cash bonus under the Executive Annual Bonus Plan and their 2010 L-T Bonus at the time of termination.

Name(1)	Lump Sum Payment of All Deferred Compensation(1)	Accelerated Vesting of Equity Compensation (LTIP)(2)	Payment of All Outstanding Long-Term Cash Bonuses at Target Level (LTIP)(3)	Total
Michael M. Larsen	$72,105	$2,389,261	$466,667	$2,928,033
Brent A. Walters	$289,937	$731,561	$195,500	$1,216,998
T. Duane Morgan	$40,385	$465,732	$132,889	$639,006
Susan A. Gunn	$28,109	$208,788	$130,800	$367,697

(1)

Under the Excess Contribution Plan, each of the listed named executive officers would be entitled to a lump sum payment of all compensation previously earned and deferred by the executive officer, Company contributions and all interest and earnings accrued thereon (unless the executive officer elects to defer this payment). The amount included is the vested balance of the listed named executive officer’s non-qualified Excess Contribution Plan account as of December 31, 2012. The non-elective Company contribution becomes fully vested after three years of employment. The total non-vested amount for Mr. Larsen and Ms. Gunn was $184,090 and $9,394, respectively. In addition, the named executive officers would also be entitled to a lump sum payment under the qualified Retirement Savings Plan, which they would be eligible to receive regardless of the reason for termination but are not included in the numbers above.

(2)

Pursuant to the Incentive Plan, upon termination due to death or disability, each of the listed named executive officer’s unvested RSUs and options would automatically vest. Upon retirement, unvested RSUs and options granted prior to February 2012 would automatically vest. RSUs and options granted after February 2012 would vest according to the award’s original terms. The value of the accelerated vesting of the options is calculated based on the difference between the strike price and the closing price of the Company’s common stock on December 31, 2012. The value of the accelerated vesting of the RSUs is the closing price of the Company’s common stock on December 31, 2012. See the Outstanding Equity Awards at Fiscal Year-End table set forth above.

(3)

Pursuant to the Incentive Plan, upon termination due to death, disability or retirement, long-term cash bonus opportunities granted in 2011 and 2012 would be deemed to be earned on a prorated basis at the payment opportunity associated with the achievement of the performance targets at the end of the performance period. For the 2011 and 2012 long-term cash bonus opportunities, the amount included is the prorated basis at the payment opportunity associated with the achievement of 100% of the performance targets assigned to such awards since we will not know the level of performance targets achieved until the end of each respective performance period. The long-term cash bonus opportunity granted in 2010 was earned, subject to the Compensation Committee’s discretion to lower such amount based on actual performance, as of December 31, 2012. For further discussion of the 2010 L-T Bonuses awarded in 2012, see the “Long-Term Cash Bonus Awards” section of the “Compensation Discussion and Analysis” set forth above.

Waiver and Release Agreements

In connection with Mr. Pennypacker’s resignation on July 13, 2012, the Company entered into a Release Agreement with Mr. Pennypacker. For further discussion of the terms of his Release Agreement, please see the “Compensation Arrangements of Certain Executive Officers” section of the “Compensation Discussion and Analysis” set forth above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012, with respect to shares of our common stock that may be issued under the Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(3) (c)
Equity Compensation Plans Approved by Security Holders	739,338	$53.03	3,424,250
Equity Compensation Plans Not Approved by Security Holders	—	—	—
TOTAL	739,338	$53.03	3,424,250

(1)

Includes 625,949 shares of our common stock to be issued upon the exercise of outstanding stock options under the Incentive Plan and 113,389 shares of our common stock to be issued upon the vesting of RSUs granted under the Incentive Plan.

(2)	Weighted-average exercise price relates only to options. RSUs are deemed to have an exercise price of zero.
(3)

Excludes the number of securities to be issued upon the exercise of outstanding options, warrants, RSUs and similar rights. Restricted stock grants may not exceed 50% of the aggregate shares of our common stock available under the Incentive Plan.

You should also refer to information on the Incentive Plan set forth in Note 15 of the Notes to Consolidated Financial Statements of the 2012 Annual Report on Form 10-K, which is hereby incorporated by reference.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information, as of March 22, 2013, with respect to the beneficial ownership of our common stock by: (a) each of our directors and director nominees; (b) each of our other “named executive officers” set forth in the Summary Compensation Table below; and (c) all of our current directors and executive officers as a group.

Name of Beneficial Owners	Direct Ownership(2), (3), (4)	Indirect Ownership(5)		Percent of Class
Directors
Michael C. Arnold	10,200	1,400	(6)	*
Donald G. Barger, Jr.	16,572	0		*
John D. Craig	2,840	100	(7)	*
Raymond R. Hipp	19,064	0		*
Michael M. Larsen (President, Chief Executive Officer and Chief Financial Officer)	12,375	26		*
David D. Petratis	25,985	0		*
Diane K. Schumacher (Chairperson of the Board)	21,676	41,151	(8)	*
Charles L. Szews	16,729	0		*
Richard L. Thompson	14,200	72,766	(9)	*

Other Named Executive Officers
Brent A. Walters	18,877	254		*
T. Duane Morgan	30,225	9,154	(10)	*
Susan A. Gunn	1,499	93		*
Barry Pennypacker(11)	42,427	627		*
All directors and executive officers as a group(1)	194,510	124,963		*

*	Less than 1%
(1)

All directors and executive officers as a group includes only those directors and executive officers serving as of the date of this Amendment No. 1 to the Annual Report on Form 10-K, including executive officers not listed herein.

(2)	Each beneficial owner has sole voting and investment power with respect to all shares, except as indicated below.
(3)

Includes shares that could be acquired by the exercise of stock options granted under the Company’s long-term incentive plan that are currently exercisable or exercisable within 60 days after March 22, 2013, as follows: 7,200 shares for Mr. Arnold; 8,400 shares for Mr. Barger, 840 shares for Mr. Craig; 1,500 shares for Mr. Hipp; 12,375 shares for Mr. Larsen; 8,400 shares for Mr. Petratis; 8,400 shares for Mrs. Schumacher; 8,400 shares for Mr. Szews; 1,500 shares for Mr. Thompson; 14,714 shares for Mr. Walters; 25,937 shares for Mr. Morgan; 1,414 shares for Ms. Gunn; 0 shares for Mr. Pennypacker; 4,268 shares for all other executive officers not named herein; and 103,348 shares for all directors and executive officers as a group that were serving as of the date of this Amendment No. 1 to the Annual Report on Form 10-K, including executive officers not listed herein.

Also includes shares that could be acquired within 60 days after March 22, 2013 as a result of the vesting of the RSUs: 3,000 shares for each of Mr. Arnold, Mr. Barger, Mr. Hipp, Mr. Petratis, Mrs. Schumacher, Mr. Szews, and Mr. Thompson; 2,000 shares for Mr. Craig; 0 shares for each of Mr. Larsen, Mr. Walters, Mr. Morgan, Ms. Gunn, Mr. Pennypacker and other executive officers not named herein; and 23,000 shares for all directors and executive officers as a group that were serving as of the date of this Amendment No. 1 to the Annual Report on Form 10-K, including executive officers not listed herein.

(4)

In addition to the shares reported in this table, all nonemployee directors own phantom stock units, as further discussed in the “Compensation of Directors” section of this Amendment No. 1 to the Annual Report on Form 10-K set forth above, which units are settled solely in cash. Phantom stock units are included in determining whether individuals meet our stock-ownership requirements. For a discussion of the Phantom Stock Plan and phantom stock units held by directors please see the “Phantom Stock Plan” section set forth above.

(5)

Indirect ownership includes shares owned by executive officers in the Company’s Retirement Savings Plan, a 401(k) plan, as follows: 26 shares for Mr. Larsen; 254 shares for Mr. Walters; 0 shares for Mr. Morgan; 93 shares for Ms. Gunn; 627 shares for Mr. Pennypacker; and 19 shares for executive officers not listed herein; and 392 shares for all directors and executive officers as a group that were serving as of the date of this Amendment No. 1 to the Annual Report on Form 10-K, including executive officers not listed herein.

(6)	Shares held indirectly in The Michael C. Arnold Family Trust. Mr. Arnold serves as trustee of The Michael C. Arnold Family Trust.

(7)	Shares held indirectly in the John D. Craig Trust. Mr. Craig serves as trustee and his spouse is the beneficiary of the John D. Craig Trust.
(8)

Shares held indirectly by the Schumacher 2010 Partnership Ltd. Mrs. Schumacher and her husband are the limited partners of the Schumacher 2010 Partnership Ltd. and the Schumacher Management Trust is the general partner. Mrs. Schumacher and her husband are the trustees and the beneficiaries of the Schumacher Management Trust.

(9)	Shares held indirectly in the R&B Thompson 2005 Family Trust. Mr. Thompson and his wife are the trustees and the beneficiaries of the R&B Thompson 2005 Family Trust.
(10)	Shares held indirectly in the Thomas Duane Morgan and Nicola Rae Morgan Revocable Living Trust, of which Mr. Morgan and his wife are the trustees and beneficiaries.
(11)

Mr. Pennypacker resigned from the Company, effective July 13, 2012. Mr. Pennypacker’s beneficial ownership was determined as of the date of his most recent Form 4 filed with the SEC and other information available to the Company.

The following table lists all persons known to be the beneficial owner of more than 5% of our outstanding common stock as of March 31, 2013.

Name and Address	Number of Shares	Percent of Class
BlackRock, Inc.(1) 40 East 52nd Street New York, NY 10022	4,924,551	10.0%
T. Rowe Price Associates, Inc.(2) 100 E. Pratt Street Baltimore, MD 21202	4,737,870	9.6%
ValueAct Capital(3) 435 Pacific Avenue, Fourth Floor San Francisco, CA 94133	2,507,750	5.1%

(1)

These shares are owned by BlackRock, Inc. The reporting shareholder has sole voting and dispositive power with respect to the all of the reported shares. Information relating to this reporting shareholder is based on the shareholder’s Schedule 13G/A filed with the SEC on February 11, 2013.

(2)

These securities are owned by various individual and institutional investors, which T. Rowe Price Associates, Inc. (“Price Associates”) serves as an investment adviser with power to direct investments and/or sole power to vote the securities. For the purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. Information relating to this reporting shareholder is based on a Schedule 13G/A filed with the SEC on February 11, 2013.

(3)

Based on the Schedule 13D/A jointly filed on February 25, 2013, with the SEC by ValueAct Capital Master Fund, L.P. with respect to the beneficial ownership of 2,507,750 shares. ValueAct Capital Master Fund, L.P. has (i) shared voting and dispositive power with respect to all of the reported shares and (ii) no sole voting or dispositive power with respect to any of the reported shares. As part of the group that jointly filed the Schedule 13D/A with ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, ValueAct Holdings, L.P., and ValueAct Holdings GP, LLC may be deemed to beneficially own and to have shared voting and dispositive power with respect to 2,507,750 of the reported shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independent Chairperson of the Board

Our Board has been led by a non-executive, independent Chairperson since May 2008. Mrs. Schumacher was appointed Chairperson of the Board effective as of November 2011 and has been an independent director of Gardner Denver since August 2000.

Separation of the roles of Chairperson and CEO allows our CEO, Mr. Larsen, to focus on the management and day-to-day operations of the Company and allows our independent Chairperson to focus on the Board’s oversight responsibilities and the long-term sustainability of the Company. Our Chairperson works to develop a high-performing Board by working with the Company’s management to ensure the Board has timely and adequate information, supporting and mentoring the CEO and ensuring effective shareholder communications.

Among the duties and responsibilities of our independent Chairperson are the following:

•	Presides at all meetings of the Board, including executive sessions of the independent directors and non-management directors;

•	Assists in the preparation of all Board and committee agendas and meeting schedules, and coordinates Board committee activities;

•	Promotes an environment of open, transparent, two-way communications between the Board and senior management;

•	Communicates with senior management to align Board and management priorities;

•	Promotes an active, on-going succession process for Board and senior management positions;

•	Promotes, with senior management, the ERM Process;

•	Supports senior management in promoting high ethical standards in all Company and Board dealings; and

•	Oversees the implementation of the Company’s strategic planning processes.

Director Independence

In accordance with the NYSE listing standards and applicable SEC rules and guidelines, our Board assesses the independence of its members from time to time. As part of this assessment, the following steps are taken:

•	Our Board reviews the various standards of independence applicable to each of the members of the Board and its standing committees;

•	Our Board then reviews the standards of independence in relation to each director’s response to a detailed questionnaire that addresses the director’s background, activities and relationships;

•

Our Board determines whether or not any director has a material relationship with the Company, either directly or indirectly as a partner, shareholder or officer of an organization that has a relationship with the Company. In making this determination, our Board broadly considers all relevant facts and circumstances, including without limitation:

¡	The nature of the relationship;

¡	The significance of the relationship to the Company, the other organization and the individual director;

¡	Whether or not the relationship is solely a business relationship in the ordinary course of the Company’s and the other organization’s businesses and does not afford the director any special benefits;

¡	Any commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships; and

¡

Whether the director’s affiliated company has made payments to, or received payments from, the Company for property or services in an amount that exceeds the greater of $1 million or 2% of the annual consolidated gross revenues of the affiliated company.

Applying the applicable NYSE listing standards and SEC rules for independence, our Board determined that each of our current directors, Michael C. Arnold, Donald G. Barger, Jr., John D. Craig, Raymond R. Hipp, David D. Petratis, Diane K. Schumacher, Charles L. Szews and Richard L. Thompson, is independent. Michael M. Larsen, our President, Chief Executive Officer and Chief Financial Officer, is not independent and prior to Barry L. Pennypacker’s resignation from the Board in July 2012, Mr. Pennypacker was not independent, in each case due to his employment relationship with the Company.

Relationships and Transactions

Our Board has adopted a written policy governing the approval of related person transactions for directors and executive officers. Pursuant to this policy, our Governance Committee reviews and approves relationships and transactions between the Company and our directors and executive officers, or their immediate family members, to determine whether such persons have a direct or indirect material interest therein.

Prior to entering into a potential related person transaction, the related person must notify our General Counsel of the relevant facts and circumstances, including the related person’s interest in the transaction and the value of the proposed transaction. Our General Counsel will confer with the relevant business unit leader to confirm and supplement the information in the notice, and determine whether the transaction is subject to this policy. If the transaction is subject to our policy and involves an aggregate amount in excess of $120,000 (over the entire term of the transaction), the transaction will be submitted to the Governance Committee for consideration at a committee meeting.

The Governance Committee reviews all relevant facts and circumstances available and approves only those transactions with related persons that it determines in good faith to be in, or to not be inconsistent with, the best interests of the Company and our shareholders. The Governance Committee considers, among other things, the following in evaluating such proposed transactions:

•	The nature of the related person’s interest in the transaction;

•	The material terms of the transaction, including, without limitation, the amount and type of transaction;

•	The importance of the transaction to the related person and the Company, respectively;

•	Whether the transaction would impair the judgment of the director or executive officer to act in the best interest of the Company;

•	Whether the transaction is in the ordinary course of business and comparable to those available to third parties;

•	The overall fairness of the transaction to the Company; and

•	Any other facts the Governance Committee deems appropriate.

Transactions are approved or denied in our Governance Committee’s sole discretion. The Governance Committee retains the flexibility to condition any approval upon requiring additional actions or non-actions by the Company or the related person. Conditions will be considered on a case by case basis with a focus on the aspects of the transaction that give rise to a conflict of interest or otherwise cause the transaction not to be in the best interest of the Company. Conditions may include limiting the duration of the transaction, limiting the monetary amount of the transaction, modifying other material terms of the transaction, requiring periodic reporting, and appointing an independent Company representative to monitor various aspects of the transaction.

We are not aware of any relationships or related person transactions that require disclosure under the rules and regulations promulgated by the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

In accordance with its charter, our Audit Committee appointed E&Y to serve as our independent registered public accounting firm and audit our consolidated financial statements for fiscal year 2012. KPMG LLP (“KPMG”) served as our independent registered public accounting firm for fiscal year 2011. Pursuant to our Audit and Finance Committee Services Approval Policy, our Audit Committee approved all the audit and non-audit services performed by E&Y in 2012 and KPMG in 2011. E&Y performed a limited number of statutory audits and other international tax compliance services in 2011. KPMG performed a limited number of statutory audits and other non-audit services in 2012. The following summarizes the aggregate fees E&Y and KPMG, as applicable, billed to the Company for services relating to the years ended December 31, 2012 and December 31, 2011, respectively:

Audit Fees. $2,354,000 to E&Y for the fiscal year ended December 31, 2012 and $3,065,000 to KPMG for the fiscal year ended December 31, 2011 for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-K and review of quarterly financial statements included in our Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. $21,000 to E&Y for the fiscal year ended December 31, 2012 and $0 to KPMG for the fiscal year ended December 31, 2011 for acquisition due diligence, employee benefit plan audits, and other audit services that are reasonably related to the performance of the audit or review of our financial statements, but which are not included under “Audit Fees” above.

Tax Fees. $130,000 to E&Y for the fiscal year ended December 31, 2012 and $300,000 to KPMG for the fiscal year ended December 31, 2011 for tax compliance, tax advice and tax planning services.

All Other Fees. $0 to E&Y for the fiscal year ended December 31, 2012 and $0 to KPMG for the fiscal year ended December 31, 2011 for all products and services provided other than those described above by E&Y and KPMG, respectively.

Policies and Procedures for Pre-Approval of Audit and Non-Audit Services

Pursuant to the Audit Committee’s Services Approval Policy, the Audit Committee is required to approve all audit and non-audit services performed by the Company’s independent registered public accounting firm in order to assure that the provision of any services does not impair the registered accounting firm’s independence. With limited exception for non-audit services under certain conditions, services require either general or specific pre-approval.

The Audit Committee has generally pre-approved audit, audit-related, tax and other services that are specifically identified in the Services Approval Policy. The Audit Committee periodically revises the list of pre-approved services specified in this policy, based on subsequent determinations. The term of any general pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, it requires specific pre-approval by the Audit Committee. Services that require specific pre-approval include, but are not limited to, the annual audit services engagement terms and fees, certain tax services and non-routine or non-recurring services. The fee levels for all pre-approved services are established periodically by the Audit Committee. Any proposed service that may exceed the pre-approved fee levels requires specific approval by the Audit Committee.

The Audit Committee does not delegate to management its responsibilities to approve services performed by the independent registered public accounting firm. However, it may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

During fiscal 2012, all services by E&Y were approved by the Audit Committee in accordance with this policy.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this report:

(1)	Financial Statements: The following consolidated financial statements of the Company and the reports of the Independent Registered Public Accounting Firms were contained in Item 8 of our Annual Report on Form 10-K filed with the SEC on February 27, 2013:

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Operations — Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2012, 2011 and 2010
Consolidated Balance Sheets — December 31, 2012 and 2011
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows — Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial statement schedules were omitted because they were not applicable, or were not required, or because the required information was included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

See the list of exhibits in the Index to Exhibits to this Amendment No. 1 to the Annual Report on Form 10-K, which is incorporated herein by reference. The Company agrees to furnish to the Securities and Exchange Commission, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of the Company and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARDNER DENVER, INC.

By:	/s/ Michael M. Larsen
Michael M. Larsen
President and Chief Executive Officer

Date: April 15, 2013

GARDNER DENVER, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Share Purchase Agreement, dated July 20, 2008, among Gardner Denver, Inc., Nicholas Sanders and certain other individuals named therein, Alchemy Partners (Guernsey) Limited and David Rimmer, filed as Exhibit 2.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.2	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and Invensys International Holdings Limited, filed as Exhibit 2.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.3	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and David Fisher, filed as Exhibit 2.3 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.4	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and John Edmunds, filed as Exhibit 2.4 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.5	Share Purchase Agreement, dated July 20, 2008, between Gardner Denver, Inc. and Robert Dutnall, filed as Exhibit 2.5 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
2.6*	Sale and Purchase Agreement, dated October 6, 2011, between Gardner Denver S.r.l. and the Shareholders, filed as Exhibit 2.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed December 21, 2011, and incorporated herein by reference.
3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 3, 2006, and incorporated herein by reference.
3.2	Amended and Restated Bylaws of Gardner Denver, Inc., as amended on July 29, 2008, filed as Exhibit 3.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 4, 2008, and incorporated herein by reference.
4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 21, 2005, and incorporated herein by reference.
4.2	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 29, 2009, between Gardner Denver, Inc. and Wells Fargo Bank, National Association as Rights Agent, filed as Exhibit 4.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 29, 2009, and incorporated herein by reference.
10.0+	Credit Agreement, dated September 19, 2008, between Gardner Denver, Inc., Gardner Denver Holdings GmbH & Co. KG, GD First (UK) Limited, JPMorgan Chase Bank, N.A., individually and as LC Issuer, the Swing Line Lender and as Agent for the Lenders, Bank of America, N.A., individually and as the Syndication Agent, Mizuho Corporate Bank, Ltd. and U.S. Bank, National Association, individually and as Documentation Agents, J.P. Morgan Securities Inc., individually and as sole Lead Arranger and sole Book Runner, and the other Lenders named therein, filed as Exhibit 10.1 to Gardner Denver, Inc’s Current Report on Form 8-K, filed October 21, 2008, and incorporated herein by reference.
10.1	Amendment No. 1 to Credit Agreement, dated November 21, 2011, between Gardner Denver, Inc., Gardner Denver Holdings GmbH & Co. KG, GD First (UK) Limited, JPMorgan Chase Bank, N.A., individually and as LC Issuer, the Swing Line Lender and as Agent for the Lenders, Bank of America, N.A., individually and as the Syndication Agent, Mizuho Corporate Bank, Ltd. and U.S. Bank, National Association, individually and as Documentation Agents, J.P. Morgan Securities Inc., individually and as sole Lead Arranger and sole Book Runner, and the other Lenders named therein.***
10.2**	Gardner Denver, Inc. Phantom Stock Plan for Outside Directors, amended and restated effective August 1, 2007, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed August 8, 2007, and incorporated herein by reference.
10.3**	Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, January 1, 2008 Restatement, filed as Exhibit 99.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed December 19, 2007, and incorporated herein by reference.
10.4**	First Amendment to the Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, effective September 15, 2008, executed December 5, 2008, filed as Exhibit 10.2.1 to Gardner Denver, Inc.’s Annual Report on Form 10-K, filed February 28, 2011, and incorporated herein by reference.
10.5**	Second Amendment to the Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, effective December 10, 2009, executed December 10, 2009, filed as Exhibit 10.2.2 to Gardner Denver, Inc.’s Annual Report on Form 10-K, filed February 28, 2011, and incorporated herein by reference.

Exhibit No.	Description

10.6**	Third Amendment to the Gardner Denver, Inc. Supplemental Excess Defined Contribution Plan, effective January 1, 2013, executed December 31, 2012.***

10.7**	Gardner Denver, Inc. Executive Annual Bonus Plan, filed as Appendix A to Gardner Denver Inc.’s proxy statement on Schedule 14A relating to the 2010 Annual Meeting of Stockholders of Gardner Denver, Inc., filed on March 17, 2010, and incorporated herein by reference.

10.8**	Gardner Denver, Inc. Long-Term Incentive Plan As Amended and Restated, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.

10.9**	Gardner Denver, Inc. Long-Term Incentive Plan As Amended and Restated, filed as Appendix A to Gardner Denver, Inc.’s proxy statement on Schedule 14A relating to the 2012 Annual Meeting of Shareholders of Gardner Denver, Inc., filed on March 15, 2012, and incorporated herein by reference.

10.10**	Amended and Restated Form of Indemnification Agreement between Gardner Denver, Inc. and its directors, officers or representatives, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Annual Report on Form 10-K, filed March 28, 2002, and incorporated herein by reference.

10.11**	Form of Gardner Denver, Inc. Incentive Stock Option Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.

10.12**	Form of Gardner Denver, Inc. Non-Qualified Stock Option Agreement, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 24, 2012, and incorporated herein by reference.

10.13**	Form of Gardner Denver, Inc. Nonemployee Director Stock Option Agreement, filed as Exhibit 10.5 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 21, 2008, and incorporated herein by reference.

10.14**	Form of Gardner Denver, Inc. Restricted Stock Unit Agreement, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 24, 2012, and incorporated herein by reference.

10.15**	Form of Gardner Denver, Inc. Long-Term Cash Bonus Award Agreement, filed as Exhibit 10.3 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed February 24, 2012, and incorporated herein by reference.

10.16**	Form of Executive Change in Control Agreement between Gardner Denver, Inc. and T. Duane Morgan, filed as Exhibit 10.3 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed October 29, 2012, and incorporated herein by reference.

10.17**	Form of Executive Change in Control Agreement between Gardner Denver, Inc. and each of Michael M. Larsen, Brent A. Walters and Susan A. Gunn, respectively, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed November 10, 2008, and incorporated herein by reference.

10.18**	Form of Gardner Denver, Inc. Nonemployee Director Restricted Stock Unit Agreement.***

10.19**	Gardner Denver, Inc. Severance Program, filed as Exhibit 10.4 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed October 29, 2012, and incorporated herein by reference.

10.20**	Gardner Denver, Inc. Management Retention Program.***

10.21**	Waiver and Release Agreement, dated as of July 15, 2012, between Gardner Denver, Inc. and Barry L. Pennypacker, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed July 18, 2012, and incorporated herein by reference.

10.22**	Offer Letter of Employment, dated as of July 27, 2012, between Gardner Denver, Inc. and T. Duane Morgan, filed as Exhibit 10.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 1, 2012, and incorporated herein by reference.

10.23**	Offer Letter of Employment, dated as of November 28, 2011, between Gardner Denver, Inc. and Susan A. Gunn.***

10.24**	Waiver and Release Agreement, dated as of February 17, 2012, between Gardner Denver, Inc. and Christopher R. Celtruda, filed as Exhibit 10.2 to Gardner Denver, Inc.’s Quarterly Report on Form 10-Q, filed August 2, 2012, and incorporated herein by reference.

11	Statement re: Computation of Earnings Per Share, incorporated herein by reference to Note 12 “Stockholders’ Equity and Earnings (Loss) per Share” to the Company’s “Notes to Consolidated Financial Statements” included in this Annual Report on Form 10-K.***

12	Ratio of Earnings to Fixed Charges.***

18	Preferability Letter from Independent Registered Public Accounting Firm.***

21	Subsidiaries of Gardner Denver, Inc.***

Exhibit No.	Description

23.1	Consent of Ernst & Young LLP.***

23.2	Consent of KPMG LLP.***

24	Power of Attorney.***

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

31.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities and Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. #

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

The SEC File No. for documents incorporated by reference is 001-13215 except as noted.

+	The registrant hereby agrees to furnish supplementally a copy of any omitted schedules to this agreement to the SEC upon request.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC. The omitted confidential material has been filed separately with the SEC. The location of the omitted confidential information is indicated in the exhibit with asterisks [*].

**	Management contract or compensatory plan.

***	Previously filed with the Annual Report on Form 10-K filed with the SEC on February 27, 2013, which is being amended hereby.

****	Previously furnished with the Annual Report on Form 10-K filed with the SEC on February 27, 2013, which is being amended hereby.

#	Filed herewith.