Form 10-Q
period 2013-03-31
GARDNER DENVER INC
filed 2013-04-26
CIK 916459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,207,850 shares of Common Stock, par value $0.01 per share, as of April 22, 2013.

GARDNER DENVER, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$513,541	$604,356
Cost of sales	339,595	401,789

Gross profit	173,946	202,567
Selling and administrative expenses	102,462	105,913
Other operating expense, net	8,107	16,862

Operating income	63,377	79,792
Interest expense	2,677	3,834
Other income, net	(1,308)	(1,223)

Income before income taxes	62,008	77,181
Provision for income taxes	16,122	22,066

Net income	45,886	55,115
Less: Net income attributable to noncontrolling interests	203	283

Net income attributable to Gardner Denver	$45,683	$54,832

Net earnings per share attributable to Gardner Denver common stockholders
Basic earnings per share	$0.93	$1.08

Diluted earnings per share	$0.93	$1.08

Cash dividends declared per common share	$0.05	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Comprehensive Income Attributable to Gardner Denver
Net income attributable to Gardner Denver	$45,683	$54,832
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	(28,501)	27,251
Foreign currency gains (losses), net	(6,501)	2,009
Unrecognized gains on cash flow hedges, net	134	46
Pension and other postretirement prior service cost and gain or loss, net	1,742	(350)

Total other comprehensive income (loss), net of tax	(33,126)	28,956

Comprehensive income attributable to Gardner Denver	$12,557	$83,788

Comprehensive Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests	$203	$283
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net	(60)	59

Total other comprehensive income, net of tax	(60)	59

Comprehensive income attributable to noncontrolling interests	143	342

Total Comprehensive Income	$12,700	$84,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$225,401	$254,000
Accounts receivable (net of allowance of $11,507 at March 31, 2013 and $11,606 at December 31, 2012)	428,654	444,815
Inventories, net	372,218	343,197
Deferred income taxes	26,945	22,708
Other current assets	45,376	52,269

Total current assets	1,098,594	1,116,989

Property, plant and equipment (net of accumulated depreciation of $390,569 at March 31, 2013 and $385,472 at December 31, 2012)	295,498	295,244
Goodwill	668,130	680,900
Other intangibles, net	326,511	339,724
Other assets	66,669	68,947

Total assets	$2,455,402	$2,501,804

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$305,946	$359,433
Accounts payable	200,203	198,388
Accrued liabilities	206,071	210,672

Total current liabilities	712,220	768,493

Long-term debt, less current maturities	17,829	9,727
Postretirement benefits other than pensions	3,978	4,296
Deferred income taxes	67,164	69,066
Other liabilities	186,152	196,059

Total liabilities	987,343	1,047,641

Gardner Denver stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 49,207,444 and 49,144,212 shares outstanding at March 31, 2013 and December 31, 2012, respectively	601	601
Capital in excess of par value	623,330	618,454
Retained earnings	1,269,453	1,226,237
Accumulated other comprehensive income	4,050	37,176
Treasury stock at cost; 10,933,185 and 10,932,361 shares at March 31, 2013 and December 31, 2012, respectively	(430,922)	(430,853)

Total Gardner Denver stockholders’ equity	1,466,512	1,451,615
Noncontrolling interests	1,547	2,548

Total stockholders’ equity	1,468,059	1,454,163

Total liabilities and stockholders’ equity	$2,455,402	$2,501,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

GARDNER DENVER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net income	$45,886	$55,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,896	19,089
Foreign currency transaction (gain) loss, net	(81)	1,530
Net (gain) loss on asset dispositions	(114)	516
Stock issued for employee benefit plans	222	271
Stock-based compensation expense	2,047	2,321
Excess tax benefits from stock-based compensation	(504)	(1,303)
Deferred income taxes	(4,288)	(9,294)
Changes in assets and liabilities:
Receivables	9,327	(127)
Inventories	(34,314)	(40,042)
Accounts payable and accrued liabilities	5,150	25,092
Other assets and liabilities, net	(218)	(4,601)

Net cash provided by operating activities	38,009	48,567

Cash Flows From Investing Activities
Capital expenditures	(6,834)	(13,104)
Disposals of property, plant and equipment	353	6,138
Other, net	—	(1)

Net cash used in investing activities	(6,481)	(6,967)

Cash Flows From Financing Activities
Principal payments on short-term borrowings	(991)	(1,883)
Proceeds from short-term borrowings	1,011	2,926
Principal payments on long-term debt	(122,523)	(56,501)
Proceeds from long-term debt	67,200	54,010
Proceeds from stock option exercises	2,102	1,775
Excess tax benefits from stock-based compensation	504	1,303
Purchase of treasury stock	(67)	(9,841)
Cash dividends paid	(2,462)	(2,551)
Other	(1,145)	(1,085)

Net cash used in financing activities	(56,371)	(11,847)

Effect of exchange rate changes on cash and cash equivalents	(3,756)	1,850

Net increase in cash and cash equivalents	(28,599)	31,603
Cash and cash equivalents, beginning of year	254,000	155,259

Cash and cash equivalents, end of period	$225,401	$186,862

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

The financial information presented as of any date other than December 31, 2012 has been prepared from the books and records of the Company without audit. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such financial statements.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the complete consolidated financial statements and notes thereto included in Gardner Denver’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2012 has been derived from the audited financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements.

Other than as specifically indicated in these “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, the Company has not materially changed its significant accounting policies from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Standards

Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). This update requires the following new disclosures related to certain recognized financial instruments subject to master netting arrangements or similar agreements: (i) the gross amounts of recognized financial assets and liabilities; (ii) the amounts offset under current GAAP; (iii) the net amounts presented in the balance sheet; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in (ii); and (v) the net amount representing the difference between (iii) and (iv). The update also requires qualitative disclosures related to counterparties, setoff rights, and terms of enforceable master netting arrangements and related agreements depending on their effect or potential effect on the entity’s financial position. The new disclosures enable financial statement users to compare balance sheets prepared under GAAP and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), clarifying that the scope of ASU 2011-11 will apply to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with existing relevant GAAP or subject to a master netting arrangement or similar agreement. ASU 2013-01 and ASU 2011-11 are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company adopted this guidance on January 1, 2013. Adoption of this guidance did not have a significant effect on the Company’s condensed consolidated financial statements and related disclosures.

In November 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the effective date of presentation requirements included in ASU 2011-05 related to reclassification adjustments. In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), requiring companies to present information about the amounts reclassified out of accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. Public companies are also required to provide this information in their interim financial statements. ASU 2013-02 requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. For amounts that that are not required to be reclassified to net income in their entirety, companies are required to cross reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective for public entities for annual reporting periods beginning after December 15, 2012, and for interim periods within those years. The Company adopted this guidance on January 1, 2013. Adoption of this guidance did not have a significant effect on the Company’s condensed consolidated financial statements and related disclosures.

Note 2. Entry into Merger Agreement

On March 7, 2013, the Company entered into a definitive merger agreement with an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), pursuant to which the Company would be acquired by an affiliate of KKR for $76.00 per share in cash and would cease to be a publicly traded company. Consummation of the merger is subject to shareholder approval, certain customary closing conditions and regulatory approvals. Subject to satisfaction of the closing conditions and receipt of the required approvals, it is expected that the merger will close in the third quarter of 2013.

Under the merger agreement, the Company is subject to customary covenants regarding the operation of the business of the Company and its subsidiaries prior to the closing. The Company is also subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and communicate with third parties regarding alternative acquisition proposals; however, prior to approval of the merger by the Company’s shareholders, these restrictions are subject to a customary “fiduciary-out” provision, which provides for certain exceptions to the restrictions imposed by the merger agreement.

If the Company terminates the merger agreement under certain circumstances, the Company will be required to pay a termination fee of $103.4 million and reimbursement of KKR’s expenses up to $10 million. The merger agreement also provides that KKR will be required to pay the Company a reverse termination fee equal to $263.1 million if the merger agreement is terminated by KKR under certain circumstances.

Additionally, in connection with the Company’s entry into the merger agreement with KKR, the Company entered into Amendment No. 2 to its Amended and Restated Rights Agreement, dated as of March 7, 2013, between the Company and Wells Fargo Bank, National Association, which rendered the rights agreement inapplicable to the transactions contemplated under the merger agreement between the Company and KKR.

Note 3. Restructuring

In 2011, the Company recorded approximately $8.6 million in charges associated with streamlining of manufacturing operations and other cost reduction initiatives. In addition, the 2011 charges included costs associated with the establishment of a centralized European shared service center in the Czech Republic. The Company substantially completed the restructuring actions commenced in 2011 during 2012. The Company recorded charges related to 2011 plans of $1.1 million for the year ended December 31, 2012.

In 2012, the Company launched a broader restructuring program designed to optimize the Company’s global manufacturing footprint, better serve customers and expand margins. The initial phase of the global restructuring effort was commenced in the first quarter of 2012. These restructuring actions were primarily focused on the European and North American operations included in the Industrial Products Group reportable segment. These actions, once completed, will reduce the Company’s global headcount by approximately 7% (based on employee census figures as of December 31, 2011). In addition, the Company closed three production facilities in 2012, including two facilities in the U.S. and one in Sweden. The Company expects to close an additional facility in the UK in the second quarter of 2013. The Company recorded charges related to the initial phase of the restructuring plans of $17.5 million for the year ended December 31, 2012 and $2.1 million for the three-month period ended March 31, 2013. The Company expects to complete the specific steps contemplated by this initial phase by the end of 2013 and to incur related additional charges of approximately $4.3 million.

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

The Company expects to incur severance and other employment related benefit costs in the range of $60 to $65 million and other costs in the range of $15 to $20 million for phase one and phase two of the restructuring program. Additionally, non-cash charges, primarily related to fixed assets, are expected to be in the range of $10 to $15 million.

Charges recorded in connection with restructuring plans are included in “Other operating expense, net” in the Condensed Consolidated Statements of Operations, and are summarized for the years ended December 31, 2011 and 2012 and the three-month period ended March 31, 2013 by reportable segment as follows:

	Industrial Products Group	Engineered Products Group	Total
Fiscal year 2011	$6,621	$1,963	$8,584
Fiscal year 2012	14,761	3,909	18,670
Three-month period ended March 31, 2013	1,440	625	2,065

Total	$22,822	$6,497	$29,319

The following table summarizes the activity in the restructuring accrual accounts for the three-month period ended March 31, 2013:

	Termination Benefits	Other	Total
Balance as of December 31, 2012	$6,491	$1,056	$7,547
Charged to expense	1,553	512	2,065
Payments	(2,416)	(546)	(2,962)
Other, net	(175)	(16)	(191)

Balance as of March 31, 2013	$5,453	$1,006	$6,459

Note 4. Inventories

Inventories as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials, including parts and subassemblies	$278,855	$256,055
Work-in-process	49,938	44,417
Finished goods	62,994	62,230

	391,787	362,702
Excess of FIFO costs over LIFO costs	(19,569)	(19,505)

Inventories, net	$372,218	$343,197

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill attributable to each reportable segment for the three-month period ended March 31, 2013, and the year ended December 31, 2012, are presented in the table below:

	Industrial Products Group	Engineered Products Group	Total
Balance as of December 31, 2011	$358,235	$318,347	$676,582
Adjustments	(634)	—	(634)
Divestitures	(195)	—	(195)
Foreign currency translation	1,670	3,477	5,147

Balance as of December 31, 2012	359,076	321,824	680,900
Foreign currency translation	(8,831)	(3,939)	(12,770)

Balance as of March 31, 2013	$350,245	$317,885	$668,130

The following table presents the gross carrying amount and accumulated amortization of identifiable intangible assets, other than goodwill, at the dates presented:

	March 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists and relationships	$171,572	$(47,742)	$174,660	$(46,764)
Acquired technology	99,495	(60,350)	101,178	(60,233)
Trademarks	52,944	(12,957)	57,609	(13,004)
Other	11,675	(10,768)	11,917	(10,862)
Unamortized intangible assets:
Trademarks	122,642	—	125,223	—

Total other intangible assets	$458,328	$(131,817)	$470,587	$(130,863)

Amortization of intangible assets for the three-month periods ended March 31, 2013 and 2012 was $4.3 million and $7.5 million, respectively. The decrease in amortization expense in 2013 is primarily due to a $3.4 million non-recurring amortization expense of customer backlog during 2012 related to the Robuschi acquisition. Amortization of intangible assets recorded as of March 31, 2013 is anticipated to be approximately $16.7 million annually in 2013 through 2017 based upon exchange rates as of March 31, 2013. The decrease in the carrying amount of identifiable assets other than goodwill between December 31, 2012 and March 31, 2013 was primarily due to the effect of changes in foreign currency exchange rates.

Note 6. Accrued Liabilities

Accrued liabilities as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Salaries, wages and related fringe benefits	$53,866	$53,328
Taxes	35,069	31,865
Advance payments on sales contracts	39,518	39,567
Product warranties	23,866	24,429
Other	53,752	61,483

Total accrued liabilities	$206,071	$210,672

A reconciliation of the changes in the accrued product warranty liability for the three-month periods ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$24,429	$22,939
Product warranty accruals	5,097	6,828
Settlements	(5,230)	(5,434)
Effect of foreign currency translation	(430)	339

Balance at end of period	$23,866	$24,672

Note 7. Pension and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans recognized for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	Pension Benefits				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$348	$288	$7	$7
Interest cost	702	826	2,619	2,674	50	182
Expected return on plan assets	(1,123)	(1,074)	(2,742)	(2,570)	—	—
Recognition of:
Unrecognized prior service cost	—	—	11	9	(357)	(15)
Unrecognized net actuarial loss (gain)	447	475	560	309	(255)	(202)
Gain due to settlements or curtailments	—	—	(7)	—	—	—

Total net periodic benefit cost (income)	$26	$227	$789	$710	$(555)	$(28)

Note 8. Debt

The Company’s debt at March 31, 2013 and December 31, 2012 is summarized as follows:

	March 31, 2013	December 31, 2012
Short-term borrowings	$2,879	$2,288

Long-term debt:
Credit Line, due 2013 (1)	$85,000	$112,000
Term Loan, denominated in U.S. dollars (“USD”), due 2013 (2)	198,077	214,615
Term Loan, denominated in euros (“EUR”), due 2013 (3)	19,245	29,718
Secured Mortgages (4)	3,770	3,880
Capitalized leases and other long-term debt	14,804	6,659

Total long-term debt, including current maturities	320,896	366,872
Current maturities of long-term debt	303,067	357,145

Total long-term debt, less current maturities	$17,829	$9,727

(1)	The loans under this facility may be denominated in USD or several foreign currencies. The interest rates under the facility are based on prime, federal funds and/or the London Interbank offer rate (“LIBOR”) for the applicable currency. At March 31, 2013, the applicable rate was 2.0%, and the weighted-average rate was 1.9% for the three-month period ended March 31, 2013.
(2)	The interest rate for this loan varies with prime, federal funds and/or LIBOR. At March 31, 2013, the applicable rate was 1.8%, and the weighted-average rate was 1.9% for the three-month period ended March 31, 2013.
(3)	The interest rate for this loan varies with LIBOR. At March 31, 2013, this rate was 2.1%, and the weighted-average rate was 2.1% for the three-month period ended March 31, 2013.
(4)	This amount consists of a fixed-rate commercial loan with an outstanding balance of €2,941 at March 31, 2013. The loan is secured by the Company’s facility in Bad Neustadt, Germany.

Note 9. Stock-Based Compensation

Total stock-based compensation expenses were $2.0 million and $2.3 million with related tax benefits of $0.7 million and $0.7 million during the three-month periods ended March 31, 2013 and March 31, 2012, respectively. Stock-based compensation expense is presented in “Selling and administrative expenses” in the Condensed Consolidated Statements of Operations.

Stock Option Awards

A summary of the Company’s stock option activity for the three-month period ended March 31, 2013 is presented in the following table (underlying shares in thousands):

	Shares	Outstanding Weighted- Average Exercise Price (per share)	Aggregate Intrinsic Value	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2012	626	$53.03
Granted	—	$—
Exercised	(58)	$36.27
Forfeited	(15)	$70.93
Expired or canceled	—	$—

Outstanding at March 31, 2013	553	$54.31	$11,725	4.1 years
Vested and expected to vest at March 31, 2013	547	$54.12	$11,697	4.1 years
Exercisable at March 31, 2013	400	$48.05	$10,983	3.5 years

The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying stock options and the quoted closing price of the Company’s common stock at March 31, 2013 multiplied by the number of “in-the-money” stock options. There were no stock options granted during the three-month period ended March 31, 2013. Pre-tax unrecognized stock-based compensation expense for stock options, net of estimated forfeitures, was $2.7 million as of March 31, 2013 and will be recognized over a weighted-average period of 1.7 years.

The total pre-tax intrinsic values of stock options exercised during the three-month periods ended March 31, 2013 and 2012 were $2.1 million and $2.2 million, respectively.

Valuation Assumptions

The fair value of each stock option grant under the Company’s Amended and Restated Long-Term Incentive Plan was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used for the periods indicated are noted in the table below; however, there were no stock options granted during the three-month period ended March 31, 2013:

	Three Months Ended March 31,
	2013	2012
Assumptions:
Risk-free interest rate	N/A	0.7%
Dividend yield	N/A	0.3%
Volatility factor	N/A	47
Expected life (in years)	N/A	4.1

Restricted Share Awards

A summary of the Company’s restricted share award activity for the three-month period ended March 31, 2013 is presented in the following table (underlying shares in thousands):

	Shares	Weighted- Average Grant- Date Fair Value (per share)
Nonvested at December 31, 2012	113	$65.50
Granted	101	$74.77
Vested	(3)	$43.43
Forfeited	(8)	$55.33

Nonvested at March 31, 2013	203	$70.82

The restricted shares granted in the three-month period ended March 31, 2013 were valued at the market close price of the Company’s common stock on the grant date. Pre-tax unrecognized compensation expense for nonvested restricted share awards, net of estimated forfeitures, was $8.3 million as of March 31, 2013, which will be recognized over a weighted-average period of 2.5 years. The total fair value of restricted share awards that vested during the three-month periods ended March 31, 2013 and 2012 was $0.2 million and $2.4 million, respectively.

Note 10. Stockholders’ Equity and Earnings Per Share

In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors authorized a share repurchase program to acquire up to 1.3 million shares of the Company’s outstanding common stock plus an additional amount of common stock to offset dilution resulting from grants under the Company’s equity compensation plans. The Company’s common stock repurchases during the year ended December 31, 2012 exhausted the availability under the share repurchase programs announced in November 2008 and November 2011.

In May 2012, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1.6 million shares of the Company’s outstanding common stock plus an additional amount of common shares to offset dilution resulting from grants under the Company’s equity compensation plans. As of March 31, 2013, there were 1.6 million shares available for purchase under this program.

All common stock acquired under repurchase programs is held as treasury stock and is available for general corporate purposes.

The following table details the calculation of basic and diluted earnings per common share for the three-month periods ended March 31, 2013 and 2012 (shares in thousands):

	Three Months Ended March 31,
	2013	2012
Net income attributable to Gardner Denver	$45,683	$54,832
Weighted average shares of common stock outstanding:
Basic	49,161	50,638
Effect of stock-based compensation awards	196	299

Diluted	49,357	50,937

Earnings Per Share:
Basic	$0.93	$1.08

Diluted	$0.93	$1.08

For the three-month periods ended March 31, 2013 and 2012, respectively, equity-based awards to purchase 297 thousand and 260 thousand shares of common stock were outstanding but not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.

Note 11. Accumulated Other Comprehensive Income

The Company’s other comprehensive income (loss) consists of (i) unrealized foreign currency net gains and losses on the translation of the assets and liabilities of its foreign operations, (ii) realized and unrealized foreign currency gains and losses on intercompany notes of a long-term nature and certain hedges of foreign subsidiaries, net of income taxes, (iii) unrealized gains and losses on cash flow hedges (consisting of interest rate swaps), net of income taxes, and (iv) pension and other postretirement prior service cost and actuarial gains or losses, net of income taxes.

The tax effect of each component of other comprehensive income for the three months ended March 31, 2013 is presented in the following table:

	Before-Tax Amount	Tax (Expense) or Benefit	Net of Tax Amount
Foreign currency translation adjustments, net	$(28,501)	$—	$(28,501)
Foreign currency loss, net	(7,484)	983	(6,501)
Unrecognized gain on cash flow hedges, net	215	(81)	134
Pension and other postretirement benefit prior service cost and gain or loss, net	2,333	(591)	1,742

Other comprehensive loss	$(33,437)	$311	$(33,126)

Changes in accumulated other comprehensive income by component for the three months ended March 31, 2013 are presented in the following table (1):

	Cumulative Currency Translation Adjustment	Foreign Currency Gains and (Losses)	Unrealized (Losses) Gains on Cash Flow Hedges	Pension and Postretirement Benefit Plans	Total
Balance as of December 31, 2012	$58,374	$22,162	$(314)	$(43,046)	$37,176

Other comprehensive income (loss) before reclassifications	(28,501)	(6,501)	(53)	1,351	(33,704)
Amounts reclassified from accumulated other comprehensive income (2)	—	—	187	391	578

Net current-period other comprehensive income (loss)	(28,501)	(6,501)	134	1,742	(33,126)

Balance as of March 31, 2013	$29,873	$15,661	$(180)	$(41,304)	$4,050

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.
(2)	See the following table for details concerning these reclassifications.

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 are presented in the following table:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income is Presented
Loss on cash flow hedges
Interest rate swaps	$301		Interest expense

	301		Total before tax
	(114)		Income tax benefit

	$187		Net of tax

Amortization of defined benefit pension and other postretirement benefit items
Prior-service costs	(346	)(3)
Actuarial losses	752	(3)

	406		Total before tax
	(15)		Income tax benefit

	$391		Net of tax

Total reclassifications for the period	$578		Net of tax

(3)	These components are included in the computation of net periodic benefit cost (see Note 7 “Pension and Other Postretirement Benefits” for additional details).

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

The Company’s exposure to interest rate risk results primarily from its borrowings of $323.8 million at March 31, 2013. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and, from time to time, uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions.

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

The following tables summarize the notional amounts, fair values and classification of the Company’s outstanding derivatives by risk category and instrument type within the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Balance Sheet Location	Notional Amount (1)	Asset Derivatives Fair Value (1)	Liability Derivatives Fair Value (1)
Derivatives designated as hedging instruments
Interest rate swap contracts	Other liabilities	$175,000	$—	$318
Derivatives not designated as hedging instruments
Foreign currency forwards	Other current assets	$44,948	$652	$16
Foreign currency forwards	Accrued liabilities	$19,465	$—	$987

	December 31, 2012
	Balance Sheet Location	Notional Amount (1)	Asset Derivatives Fair Value (1)	Liability Derivatives Fair Value (1)
Derivatives designated as hedging instruments
Interest rate swap contracts	Other liabilities	$200,000	$—	$533
Derivatives not designated as hedging instruments
Foreign currency forwards	Other current assets	$49,823	$792	$21
Foreign currency forwards	Accrued liabilities	$88,000	$—	$223

(1)	Notional amounts represent the gross contract amounts of the outstanding derivatives excluding the total notional amount of positions that have been effectively closed through offsetting positions. The net gains and net losses associated with positions that have been effectively closed through offsetting positions but not yet settled are included in the asset and liability derivatives fair value columns, respectively.

The Company’s foreign currency forward contracts are subject to master netting arrangements or agreements between the Company and the counterparty for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. The tables below show the effects and potential effects of netting arrangements on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012:

	March 31, 2013
		(i)	(ii)	(iii)=(i)–(ii)	(iv)		(v)=(iii)-(iv)
	Included as Assets or		Gross Amounts Offset in	Net Amounts Presented	Gross Amounts Not Offset in the Balance Sheet
Description	Liabilities in the Balance Sheet	Gross Amounts Recognized	the Balance Sheet	in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Foreign currency forwards	Assets	$652	$16	$636	$604	$—	$32
Foreign currency forwards	Liabilities	$987	$—	$987	$939	$—	$48
Interest rate swap contracts	Liabilities	$318	$—	$318	$—	$—	$318

	December 31, 2012
		(i)	(ii)	(iii)=(i)–(ii)	(iv)		(v)=(iii)-(iv)
	Included as Assets or		Gross Amounts Offset in	Net Amounts Presented	Gross Amounts Not Offset in the Balance Sheet
Description	Liabilities in the Balance Sheet	Gross Amounts Recognized	the Balance Sheet	in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Foreign currency forwards	Assets	$792	$21	$771	$659	$—	$112
Foreign currency forwards	Liabilities	$223	$—	$223	$90	$—	$133
Interest rate swap contracts	Liabilities	$533	$—	$533	$—	$—	$533

Gains and losses on derivatives designated as cash flow hedges included in the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2013 and 2012, are as presented in the table below:

	Three Months Ended March 31,
	2013	2012
Interest rate swap contracts (1)
Gain or (loss) recognized in AOCI on derivatives (effective portion)	$(84)	$(209)
Gain or (loss) reclassified from AOCI into income (effective portion)	(301)	(283)
Gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	90	—

(1)	Losses on derivatives reclassified from accumulated other comprehensive income (“AOCI”) into income (effective portion) were included in “Interest expense” in the Condensed Consolidated Statements of Operations.

At March 31, 2013, the Company is the fixed rate payor on six interest rate swap contracts that effectively fix the LIBOR-based index used to determine the interest rates charged on a total of $175.0 million of the Company’s LIBOR-based variable rate borrowings. These contracts carry fixed rates ranging from 0.3% to 2.2% and have expiration dates ranging from 2013 to 2014. These swap agreements qualify as hedging instruments and have been designated as cash flow hedges of forecasted LIBOR-based interest payments. Based on LIBOR-based swap yield curves as of March 31, 2013, the Company expects to reclassify losses of $0.3 million out of AOCI into earnings during the next 12 months. The Company’s LIBOR-based variable rate borrowings outstanding at March 31, 2013 were $278.1 million and €15.0 million.

There were 25 foreign currency forward contracts outstanding as of March 31, 2013 with notional amounts ranging from $0.1 million to $23.8 million. The Company has not designated any forward contracts as hedging instruments. The majority of these contracts are used to hedge the change in fair value of recognized foreign currency denominated assets or liabilities caused by changes in foreign currency exchange rates. The changes in the fair value of these contracts generally offset the changes in the fair value of a corresponding amount of the hedged items, both of which are included in the “Other operating expense, net,” line on the face of the Condensed Consolidated Statements of Operations. The Company recorded net losses of $1.9 million and $29 during the three-month periods ended March 31, 2013 and 2012, respectively, relating to foreign currency forward contracts outstanding during all or part of each period. Total net foreign currency gains or losses reported in “Other operating expense, net” were gains of $0.8 million and losses of $1.5 million for the three-month periods ended March 31, 2013 and 2012, respectively.

As of March 31, 2013 and December 31, 2012, the Company designated its Euro Term Loan of approximately €15.0 million and €22.5 million, respectively, as a hedge of the Company’s net investment in European subsidiaries with EUR functional currencies. Accordingly, changes in the recorded value of this debt due to changes in the USD to EUR exchange rate are recorded through other comprehensive income. During the three-month periods ended March 31, 2013 and 2012, the Company recorded gains of $0.5 million and losses of $0.9 million, net of tax, respectively, through other comprehensive income. As of March 31, 2013 and December 31, 2012, the net balances of such gains and losses included in accumulated other comprehensive income were losses of $2.3 million and $2.8 million, net of tax, respectively.

Fair Value Measurements

The Company’s financial instruments consist primarily of cash equivalents, trade receivables, trade payables, deferred compensation assets and obligations, derivatives and debt instruments. The book values of these instruments are a reasonable estimate of their respective fair values.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
Financial Assets
Foreign currency forwards (1)	$—	$652	$—	$652
Trading securities held in deferred compensation plan (2)	4,091	—	—	4,091

Total	$4,091	$652	$—	$4,743

Financial Liabilities
Foreign currency forwards (1)	$—	$1,003	$—	$1,003
Interest rate swaps (3)	—	318	—	318
Phantom stock plan (4)	—	5,551	—	5,551
Deferred compensation plan (5)	4,091	—	—	4,091

Total	$4,091	$6,872	$—	$10,963

(1)	Based on calculations that use readily observable market parameters such as spot and forward rates as their basis.
(2)	Based on the observable price of publicly traded mutual funds which are classified as trading securities and accounted for using the mark-to-market method.
(3)	Measured as the present value of all expected future cash flows based on the LIBOR-based swap yield curve as of March 31, 2013. The present value calculation uses discount rates that have been adjusted to reflect the credit quality of the Company and its counterparties.
(4)	Based on the price of the Company’s common stock.
(5)	Based on the fair value of the investments in the deferred compensation plan.

Note 13. Income Taxes

The following table summarizes the Company’s income tax provision and effective income tax rate for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Income before income taxes	$62,008	$77,181
Provision for income taxes	$16,122	$22,066
Effective income tax rate	26.0%	28.6%

The decrease in the provision for income taxes and effective tax rate for the three-month period ended March 31, 2013 when compared to the same three-month period of 2012 is primarily due to the enactment of the American Taxpayer Relief Act of 2012 in January 2013 and decreased profits in jurisdictions with higher tax rates, which were partially offset by tax costs associated with cash repatriation.

The Company changed the classification of certain components of foreign jurisdiction current income tax receivable and deferred tax balances, as well as the presentation of the tax impact of intercompany profit eliminations, in its presentation of its Condensed Consolidated Balance Sheet as of December 31, 2012.

Note 14. Supplemental Information

The components of “Other operating expense, net”, and supplemental cash flow information for the three-month periods ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Other Operating Expense, Net
Foreign currency (gains) losses, net	$(81)	$1,530
Restructuring charges, net (1)	2,065	14,415
Other, net (2)	6,123	917

Total other operating expense, net	$8,107	$16,862

Supplemental Cash Flow Information
Cash taxes paid	$7,089	$19,949
Interest paid	1,987	2,939

(1)	See Note 3 “Restructuring.”
(2)	In the three months ended March 31, 2012, Other, net, primarily relates to costs incurred in connection with our exploration of strategic alternatives to enhance shareholder value.

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

The Company has entered into a series of agreements with certain of its or its predecessors’ legacy insurers and certain potential indemnitors to secure insurance coverage and/or reimbursement for the costs associated with the asbestos and silica-related lawsuits filed against the Company. The Company has also pursued litigation against certain insurers or indemnitors where necessary. The latest of these actions, Gardner Denver, Inc. v. Certain Underwriters at Lloyd’s, London, et al., was filed on July 9, 2010, in the Eighth Judicial District, Adams County, Illinois, as case number 10-L-48 (the “Adams County Case”). In the lawsuit, the Company seeks, among other things, to require certain excess insurer defendants to honor their insurance policy obligations to the Company, including payment in whole or in part of the costs associated with the asbestos-related lawsuits filed against the Company. In October 2011, the Company reached a settlement with one of the excess insurer defendants for approximately the amount of such defendant’s policy that was subject to the lawsuit. A related action was brought by certain insurance companies against the Company and defendants in the Adams County Case. In this lawsuit, Continental Casualty Company, et al. v. Gardner Denver, Inc., et al., filed on October 31, 2012, in the Circuit Court of Cook County, Illinois, County Department Chancery Division, as case number 12CH40019 (the “Cook County Case”), the plaintiff insurance companies are seeking a declaration of the parties’ respective rights and obligations under certain insurance policies. Substantially all of the Company’s expected future recoveries of the costs associated with the asbestos-related lawsuits are the subject of the Adams County Case and the Cook County Case.

The Company believes that the pending and future asbestos and silica-related lawsuits are not likely to, in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or liquidity, based on: the Company’s anticipated insurance and indemnification rights to address the risks of such matters; the limited potential asbestos exposure from the Products described above; the Company’s experience that the vast majority of plaintiffs are not impaired with a disease attributable to alleged exposure to asbestos or silica from or relating to the Products or for which the Company otherwise bears responsibility; various potential defenses available to the Company with respect to such matters; and the Company’s prior disposition of comparable matters. However, inherent uncertainties of litigation and future developments, including, without limitation, potential insolvencies of insurance companies or other defendants, an adverse determination in the Adams County Case, or other inability to collect from the Company’s historical insurers or indemnitors, could cause a different outcome. While the outcome of legal proceedings is inherently uncertain, based on presently known facts, experience, and circumstances, the Company believes that the amounts accrued on its balance sheet are adequate and that the liabilities arising from the asbestos and silica-related personal injury lawsuits will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. Other Liabilities within the Consolidated Balance Sheet includes a $69.7 million litigation reserve as of March 31, 2013 with respect to potential liability arising from the Company’s asbestos-related litigation. In the event of unexpected future developments, it is possible that the ultimate resolution of these matters may be material to the Company’s consolidated financial position, results of operation or liquidity. However, at this time, based on presently available information, the Company views this possibility as remote.

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

In connection with the Company’s entry into a definitive merger agreement with KKR, four purported shareholders have filed substantially similar complaints. On March 14, 2013, a purported shareholder of Gardner Denver filed a complaint styled as a class action lawsuit in the Court of Common Pleas in Chester County, Pennsylvania, which we refer to as the Chester County Common Pleas Court. The case caption of this complaint, which we refer to as the Carson Complaint, is: Jack Carson, Individually and on behalf of all others similarly situated, v. Gardner Denver, Inc., Renaissance Parent Corp., Renaissance Acquisition Corp., Kohlberg Kravis Roberts & Co., L.P., Michael C. Arnold, Donald G. Barger, John D. Craig, Raymond R. Hipp, David D. Petratis, Diane K. Schumacher, Charles L. Szews, Richard L. Thompson and Michael M. Larsen, No. 13-02341.

On March 15, 2013, a second purported shareholder of Gardner Denver filed a substantially similar complaint, which we refer to as the Shoemaker Complaint, in Chester County Common Pleas Court captioned Glenn Shoemaker, Individually and on Behalf of All Others Similarly Situated, v. Gardner Denver, Inc., et al., No. 13-02372. Unlike the Carson Complaint, the Shoemaker Complaint does not name Mr. Larsen or KKR as defendants. Both complaints assert that the members of the Board of Directors breached their fiduciary duties in agreeing to the merger, and that Gardner Denver, Parent, Acquisition Sub and, in the case of the Carson Complaint, KKR aided and abetted in the breaches of fiduciary duties. The Carson Complaint seeks to enjoin the merger and seeks other equitable relief. The Shoemaker Complaint seeks money damages.

On March 27, 2013, a third purported shareholder of Gardner Denver filed a substantially similar complaint, which we refer to as the White Complaint, in the Delaware Court of Chancery captioned Daniel White, individually and on behalf of all others similarly situated, v. Larsen, et al., C.A. No. 8439-VCN. The White Complaint asserts that the members of the Board of Directors breached their fiduciary duties in agreeing to the merger, and that Gardner Denver, Parent, Acquisition Sub and KKR aided and abetted in the breaches of fiduciary duties. The White Complaint seeks to enjoin the merger and an award of money damages.

On April 22, 2013, a fourth purported shareholder of Gardner Denver filed a complaint, which we refer to as the Minzer Complaint, in the Delaware Court of Chancery captioned Shoshana Minzer, individually and on behalf of all others similarly situated, v. Larsen, et al., C.A. No. 8498. The Minzer Complaint asserts that the members of the Board of Directors breached their fiduciary duties in agreeing to the merger and in failing to make material disclosures in the preliminary proxy statement filed in connection with the merger, and that Gardner Denver, Parent, Acquisition, Acquisition Sub and KKR aided and abetted in the breaches of fiduciary duties. The Minzer Complaint seeks to enjoin the merger and an award of money damages.

On April 25, 2013, plaintiff Glenn Shoemaker filed a complaint, which we refer to as the Shoemaker Delaware Complaint, in the Delaware Court of Chancery captioned Glenn Shoemaker, Individually and on Behalf of All Others Similarly Situated, v. Gardner Denver, Inc., et al., C.A. No. 8505. The Shoemaker Delaware Complaint makes substantively identical allegations to the Minzer Complaint: asserting that the members of the Board of Directors breached their fiduciary duties in agreeing to the merger and in failing to make material disclosures in the preliminary proxy statement filed in connection with the merger, and that Parent, Acquisition Sub and KKR aided and abetted in the breaches of fiduciary duties. The Shoemaker Delaware Complaint seeks to enjoin the merger.

The Company believes that the lawsuits filed in connection with the Company’s entry into a merger agreement with KKR are without merit and intends to vigorously defend against them. Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future. There is no assurance that the Company or any of the other defendants will be successful in the outcome of the pending or any potential future lawsuits.

Note 16. Segment Results

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

The following table provides financial information by reportable segment for the three-months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Industrial Products Group
Revenues	$301,852	$325,827
Operating income (1)	29,843	15,539
Operating income as a percentage of revenues	9.9%	4.8%
Engineered Products Group
Revenues	$211,690	$278,529
Operating income	33,534	64,253
Operating income as a percentage of revenues	15.8%	23.1%
Reconciliation of Segment Results to Consolidated Results
Total segment operating income	$63,377	$79,792
Interest expense	2,677	3,834
Other income, net	(1,308)	(1,223)

Consolidated income before income taxes	$62,008	$77,181

(1)	See Note 3 “Restructuring.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, including the financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

Merger Agreement

On March 7, 2013, the Company entered into a definitive merger agreement with an affiliate of KKR, pursuant to which the Company would be acquired by an affiliate of KKR for $76.00 per share in cash and would cease to be a publicly traded company. Consummation of the merger is subject to shareholder approval, certain customary closing conditions and regulatory approvals. Subject to satisfaction of the closing conditions and receipt of the required approvals, it is expected that the merger will close in the third quarter of 2013.

Under the merger agreement, the Company is subject to customary covenants regarding the operation of the business of the Company and its subsidiaries prior to the closing. The Company is also subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and communicate with third parties regarding alternative acquisition proposals; however, prior to approval of the merger by the Company’s shareholders, these restrictions are subject to a customary “fiduciary-out” provision, which provides for certain exceptions to the restrictions imposed by the merger agreement.

If the Company terminates the merger agreement under certain circumstances, the Company will be required pay a termination fee of $103.4 million or reimbursement of KKR’s expenses up to $10 million. The merger agreement also provides that KKR will be required to pay the Company a reverse termination fee equal to $263.1 million if the merger agreement is terminated under certain circumstances.

Additionally, in connection with the Company’s entry into the merger agreement with KKR, the Company entered into Amendment No. 2 to its Amended and Restated Rights Agreement, dated as of March 7, 2013, between the Company and Wells Fargo Bank, National Association, which rendered the rights agreement inapplicable to the transactions contemplated under the merger agreement between the Company and KKR.

The foregoing description of the Agreement and Plan of Merger and Amendment No. 2 to the Amended and Restated Rights Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such agreements attached as exhibits to the Current Report on Form 8-K filed with the SEC on March 8, 2013.

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

Results of Operations

Performance during the Quarter Ended March 31, 2013 Compared with the Quarter Ended March 31, 2012

Revenues

Revenues decreased $90.9 million, or 15.0%, to $513.5 million in the three-month period ended March 31, 2013, compared to $604.4 million in the same three-month period in 2012. This decrease was attributable to lower volume ($93.1 million, or 15.4%) and unfavorable changes in foreign currency exchange rates ($1.9 million, or 0.3%); partially offset by price increases ($4.1 million, or 0.7%).

Revenues in the Industrial Products Group decreased $23.9 million, or 7.3%, to $301.9 million in the three-month period ended March 31, 2013, compared to $325.8 million in the same three-month period in 2012. This decrease reflects lower volume ($27.0 million, or 8.2%) and unfavorable changes in foreign currency exchange rates ($1.5 million, or 0.5%); partially offset by price increases ($4.6 million, or 1.4%). The volume decrease was primarily attributable to a weak global macroeconomic environment resulting in lower demand for industrial products, principally in the U.S., Europe, and China.

Revenues in the Engineered Products Group decreased $66.8 million, or 24.0%, to $211.7 million in the three-month period ended March 31, 2013, compared to $278.5 million in the same three-month period in 2012. This decrease reflects lower volume ($65.9 million, or 23.7%), unfavorable changes in foreign currency exchange rates ($0.4 million, or 0.1%), and price decreases ($0.5 million, or 0.2%). The volume decrease primarily reflected weaker demand for well servicing pumps and related services.

Gross Profit

Gross profit decreased $28.7 million, or 14.2%, to $173.9 million in the three-month period ended March 31, 2013, compared to $202.6 million in the same three-month period in 2012, and as a percentage of revenues was 33.9% in 2013, compared to 33.5% in 2012. The decrease in gross profit primarily reflects the overall volume declines and net unfavorable effects of changes in foreign currency exchange rates; partially offset by price increases as discussed above. Gross profit for the three-month period ended March 31, 2012 was negatively impacted by amortization of $4.0 million related to a fair value adjustment associated with Robuschi inventory. The increase in gross profit as a percentage of revenues was due to the benefits of operational improvements, cost reductions, and favorable product mix.

Selling and Administrative Expenses

Selling and administrative expenses decreased $3.4 million, or 3.2%, to $102.5 million in the three-month period ended March 31, 2013, compared to $105.9 million in the same three-month period in 2012. This decrease primarily reflects a $3.4 million non-recurring amortization expense of customer backlog during the three-month period ended March 31, 2012 related to the Robuschi acquisition, the benefits of cost containment and restructuring actions, and the favorable effect of changes in foreign currency exchange rates. As a percentage of revenues, selling and administrative expenses increased to 20.0% in the first quarter of 2013 compared to 17.5% in the first quarter of 2012, primarily as a result of lower revenues in 2013.

Other Operating Expense, Net

Other operating expense, net, decreased $8.8 million, to $8.1 million in the three-month period ended March 31, 2013, compared to $16.9 million in the same three-month period in 2012. This decrease primarily relates to lower restructuring charges of $2.1 million during the three-month period ended March 31, 2013 compared to restructuring charges of $14.4 million during the three-month period ended March 31, 2012. See Note 3 “Restructuring” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for an explanation of the Company’s restructuring activities. Results for the three-month period ended March 31, 2013 include $6.1 million of costs incurred in connection with exploring strategic alternatives to enhance shareholder value.

Operating Income

Operating income decreased $16.4 million, to $63.4 million in the three-month period ended March 31, 2013, compared to $79.8 million in the same three-month period in 2012. Operating income as a percentage of revenues in the first quarter of 2013 was 12.3% compared to 13.2% in the first quarter of 2012. This decrease was primarily due to the overall volume declines and net unfavorable effects of changes in foreign currency exchange rates; partially offset by price increases and decreased selling and administrative and other operating expenses as discussed above. Charges associated with profit improvement initiatives and costs incurred in connection with exploring strategic alternatives to enhance shareholder value totaled $8.8 million, or 1.7% of revenues, in the first quarter of 2013. Charges associated with profit improvement initiatives, purchase accounting adjustments, and other items totaled $22.9 million, or 3.8% of revenues, in the first quarter of 2012.

The Industrial Products Group generated segment operating income and segment operating margin of $29.8 million and 9.9%, respectively, in the three-month period ended March 31, 2013, compared to $15.5 million and 4.8%, respectively, in the same three-month period in 2012 (see Note 16 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated operating income). The year over year improvement in operating income and operating margin was primarily attributable to price increases, lower restructuring charges, and the non-recurring amortization of acquisition fair value adjustments related to inventory and backlog for the three-month period ended March 31, 2012; partially offset by the lower volumes and net unfavorable effect of changes in foreign currency exchange rates as discussed above. Charges associated with profit improvement initiatives and costs incurred in connection with our exploration of strategic alternatives to enhance shareholder value totaled $5.3 million, or 1.8% of segment revenues, in the first quarter of 2013. Charges associated with profit improvement initiatives, purchase accounting adjustments, and other items totaled $20.2 million, or 6.2% of segment revenues, in the first quarter of 2012.

The Engineered Products Group generated segment operating income and segment operating margin of $33.5 million and 15.8%, respectively, in the three-month period ended March 31, 2013, compared to $64.3 million and 23.1%, respectively, in the same three-month period in 2012 (see Note 16 “Segment Results” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q for a reconciliation of segment operating income to consolidated operating income). The year over year decline in operating income and operating margin was primarily attributable to lower volumes, particularly for well servicing products and related services, and the net unfavorable effect of changes in foreign currency exchange rates as discussed above. Charges associated with profit improvement initiatives and costs incurred in connection with our exploration of strategic alternatives to enhance shareholder value totaled $3.5 million, or 1.6% of segment revenues, in the first quarter of 2013. Charges associated with profit improvement initiatives and other items totaled $2.5 million, or 0.9% of segment revenues, in the first quarter of 2012.

Interest Expense

Interest expense decreased $1.1 million, to $2.7 million in the three-month period ended March 31, 2013, compared to $3.8 million in the same three-month period in 2012 primarily due to lower average borrowings and interest rates in the first quarter of 2013. The weighted average interest rate, including the amortization of debt issuance costs and capital leases, decreased to 3.2% in the first quarter of 2013 compared to 3.8% in the first quarter of 2012.

Provision for Income Taxes

The provision for income taxes was $16.1 million and the effective tax rate was 26.0% for the three-month period ended March 31, 2013, compared to $22.1 million and 28.6%, respectively, in the same three-month period in 2012. The decrease in the provision for income taxes and effective tax rate for the three-month period ended March 31, 2013 when compared to the same three-month period of 2012 is primarily due to the enactment of the American Taxpayer Relief Act of 2012 in January 2013 and decreased profits in jurisdictions with higher tax rates, which were partially offset by tax costs associated with cash repatriation.

Net Income Attributable to Gardner Denver

Net income attributable to Gardner Denver of $45.7 million and diluted earnings per share (“DEPS”) of $0.93 for the three-month period ended March 31, 2013 compares with net income attributable to Gardner Denver and DEPS of $54.8 million and $1.08, respectively, for the same three-month period in 2012. This decrease reflects the net effect of the operating income, interest expense and income tax factors discussed above. Results in the first quarter of 2013 included profit improvement initiatives and costs incurred in connection with exploring strategic alternatives to enhance shareholder value totaling $6.5 million after income taxes, or $0.13 on a diluted per share basis. Results in the first quarter of 2012 included charges for profit improvement initiatives, purchase accounting adjustments, and other items totaling $16.4 million after income taxes, or $0.32 on a diluted per share basis.

Outlook

Engineered Products Group

In the first quarter of 2013, orders in the Engineered Products Group decreased 28.7% to $230.1 million, compared to $322.8 million in the first quarter of 2012. The decrease in orders was primarily due to weaker demand for drilling and well servicing pumps, OEM pumps, and loading arms, which was partially offset by increased demand for liquid-ring vacuum pumps. Orders were also negatively impacted by unfavorable changes in foreign currency exchange rates ($0.3 million, or 0.1%). Order backlog for the Engineered Products Group increased 11.7% to $312.0 million as of March 31, 2013 from $279.3 million at December 31, 2012 due to the level of orders for the three-month period ended March 31, 2013 relative to shipments (net increase in backlog of $36.8 million, or 13.2%) and the unfavorable effect of changes in foreign currency exchange rates ($4.1 million, or 1.5%). Compared to the prior year backlog of $463.9 million, order backlog decreased 32.7%, due to the level of orders for the trailing twelve-month period ended March 31, 2013 relative to shipments (net decrease in backlog of $147.6 million, or 31.8%) and the unfavorable changes in foreign currency exchange rates ($4.3 million, or 0.9%).

Orders in the Engineered Products Group have historically corresponded to demand for petrochemical products and have been influenced by prices and inventory levels for oil and natural gas, rig count, and other economic factors which the Company cannot reasonably predict. Accordingly, the markets for some of our engineered products tend to be very cyclical. These factors have caused the level of demand for certain of our engineered products to change rapidly at times (both positively as well as negatively) and these trends are expected to continue in the future. Due to these factors, revenues for engineered products depends more on existing backlog levels than for our industrial products.

Orders for well servicing products in 2012 were negatively impacted by declining natural gas prices and excessive natural gas inventory levels. The well servicing business is part of our Petroleum & Industrial Pumps business (“P&IP”). Approximately 65% of P&IP’s total 2012 revenues were derived from the well servicing business, which includes sales of OEM pressure pumps, fluid-ends and repairs. Well servicing revenues in 2012 were approximately evenly-split between sales of OEM pressure pumps and aftermarket revenues. Well servicing revenues experienced significant declines in the second half of 2012 due to lower order levels and the resulting effects on ending backlog. The Company expects that revenues in 2013 for well servicing products will continue to be significantly impacted by the currently low backlog level for these products and external factors affecting customer demand.

Industrial Products Group

The Company believes that demand for products in its Industrial Products Group generally correlates with the rate of total industrial capacity utilization and the rate of change of industrial production because compressed air is often used as a fourth utility in the manufacturing process. Capacity utilization rates above 80% have historically indicated a good demand environment for industrial equipment such as compressor and vacuum products. Over longer time periods, the Company believes that demand also tends to follow economic growth patterns indicated by the rates of change in the gross domestic product around the world. The global economic crisis was followed in 2010 and 2011 by improvements in global capacity utilization rates; however, these trends decelerated in 2012 as well as during the first quarter of 2013, as macroeconomic conditions displayed persistent signs of weakness in many geographic regions, including in the U.S., Europe, and China. These conditions will continue to impact the level of demand for products in the Industrial Products Group.

Orders in the Industrial Products Group in the first quarter of 2013 decreased 10.8% to $318.8 million, compared to $357.5 million in the first quarter of 2012. The decrease in orders was primarily due to weaker macroeconomic conditions in all geographic regions relative to the first quarter of 2012 ($37.3 million, or 10.4%). Orders were also negatively impacted by unfavorable changes in foreign currency exchange rates ($1.4 million, or 0.4%). Order backlog for the Industrial Products Group decreased 2.7% to $239.8 million as of March 31, 2013 from $246.5 million at December 31, 2012 due to the level of orders for the three-month period ended March 31, 2013 relative to shipments (net decrease in backlog of $0.7 million, or 0.3%) and the unfavorable effect of changes in foreign currency exchange rates ($6.0 million, or 2.4%). Compared to the prior year backlog of $291.4 million, order backlog decreased 17.7% due to the level of orders for the trailing twelve-month period ended March 31, 2013 relative to shipments (net decrease in backlog of $45.1 million, or 15.5%) and the unfavorable changes in foreign currency exchange rates ($6.5 million, or 2.2%). The Company currently expects that global macroeconomic conditions will continue to impact demand levels for products in the Industrial Products Group.

Order backlog consists of orders believed to be firm for which a customer purchase order has been received or communicated. However, since orders may be rescheduled or cancelled, order backlog is not necessarily indicative of future revenue levels.

Restructuring and Profitability Improvement

In 2012, the Company launched a broad restructuring program designed to optimize the Company’s global manufacturing footprint, better serve customers and expand margins. The initial phase of the global restructuring effort was commenced in the first quarter of 2012. These restructuring actions were primarily focused on the European and North American operations included in the Industrial Products Group reportable segment. These actions, once completed, will reduce the Company’s global headcount by approximately 7% (based on employee census figures as of December 31, 2012). In addition, the Company closed three production facilities in 2012, including two facilities in the U.S. and one in Sweden. The Company expects to close an additional facility in the UK in the second quarter of 2013. The Company recorded charges related to the initial phase of the restructuring plans of $17.5 million for the year ended December 31, 2012 and $2.1 million for the three-month period ended March 31, 2013. The Company expects to complete the specific steps contemplated by this initial phase by the end of 2013 and to incur related additional charges of approximately $4.3 million.

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

The Company expects to incur severance and other employment related benefit costs in the range of $60 to $65 million and other costs in the range of $15 to $20 million for phase one and phase two of the restructuring program. Additionally, non-cash charges, primarily related to fixed assets, are expected to be in the range of $10 to $15 million. Phase one and phase two of the restructuring program are expected to generate annualized, pre-tax cost savings of $35 to $40 million by 2016, with $10 to $15 million expected to be achieved in 2013. The Company expects that the restructuring program will be able to be funded with existing cash resources and cash flows from operations.

Liquidity and Capital Resources

Working Capital

	March 31, 2013	December 31, 2012	Increase (Decrease)
Net Working Capital:
Total current assets	$1,098,594	$1,116,989	$(18,395)
Less: Total current liabilities	712,220	768,493	(56,273)

Net working capital	$386,374	$348,496	$37,878

	March 31, 2013	December 31, 2012	Increase (Decrease)
Operating Working Capital:
Accounts receivable, net	$428,654	$444,815	$(16,161)
Plus: Inventories, net	372,218	343,197	29,021
Less: Accounts payable	200,203	198,388	1,815
Less: Accrued liabilities	206,071	210,672	(4,601)

Operating working capital	$394,598	$378,952	$15,646

Inventory Turns	3.6	4.5	(0.9)
Days Sales in Receivables	75	69	6

Net working capital increased $37.9 million to $386.4 million at March 31, 2013 from $348.5 million at December 31, 2012. Operating working capital increased $15.6 million to $394.6 million at March 31, 2013 from $379.0 million at December 31, 2012 due to higher inventory and lower accrued liabilities, partially offset by lower accounts receivable and higher accounts payable. The decrease in accounts receivable was primarily due to lower levels of sales and the effect of changes in foreign currency exchange rates ($7.9 million). Days sales in receivables increased to 75 at March 31, 2013 from 69 at December 31, 2012 and 73 days at March 31, 2012 primarily due to lower average daily sales in the first quarter of 2013. The increase in inventory primarily reflects the decline in shipments coupled with contracted inventory purchases during the three-month period ended March 31, 2013, particularly in the well servicing business, which were partially offset by the effect of changes in foreign currency exchange rates ($7.4 million). Inventory turns declined to 3.6 at March 31, 2013 compared to 4.5 at December 31, 2012 and March 31, 2012, due primarily to the higher inventory levels as discussed above. The increase in accounts payable was primarily due to the timing of payments to vendors.

Cash Flows

Cash provided by operating activities decreased $10.6 million to $38.0 million in the three-month period ended March 31, 2013 from $48.6 million in the three-month period ended March 31, 2012. This decrease was primarily due to lower net income (excluding non-cash charges for depreciation and amortization and unrealized foreign currency transaction gains and losses) in 2013 compared to 2012 and net changes in working capital.

Operating working capital used cash of $19.8 million in the first quarter of 2013 compared to a use of $15.1 million in the first quarter of 2012. Changes in accounts receivable generated cash of $9.3 million in the three-month period ended March 31, 2013 compared to cash used in accounts receivable of zero in the three-month period ended March 31, 2012, reflective of changes in the volume and timing of sales within these periods. Cash used in inventory of $34.3 million and $40.0 million in the three-month periods ended March 31, 2013 and 2012, respectively, primarily reflected the accumulation of raw materials inventory due to the decline in shipments coupled with contracted inventory purchases during the three-month period ended March 31, 2013, particularly in the well servicing business; which was in contrast to the increase in inventory due to growth in orders and backlog during the same three-month period of 2012. Changes in accounts payable and accrued expenses generated cash of $5.2 million in the first quarter of 2013 and $25.1 million in the first quarter of 2012. The year over year decrease was primarily due to reduced purchasing levels and cost containment in 2013 in response to declines in orders and low backlog levels, which was in contrast to the steady growth in orders and backlog during the same three-month period of 2012.

Net cash used in investing activities of $6.5 million and $7.0 million in the three-month periods ended March 31, 2013 and 2012, respectively, consisted primarily of capital expenditures on assets intended to increase productivity and reduce costs. The Company currently expects capital expenditures to total approximately $50 million for the full year in 2013. As a result of the Company’s application of lean principles, non-capital or less capital-intensive solutions are often utilized in process improvement initiatives and capital replacement. Capital expenditures related to environmental projects have not been significant in the past and are not expected to be significant in the foreseeable future. Net cash used in investing activities for the three-month period ended March 31, 2012 also included $6.1 million of proceeds for long-lived asset disposals, which were primarily related to the sale of a previously-exited manufacturing plant.

Net cash used in financing activities was $56.4 million and $11.8 million in the three-month periods ended March 31, 2013 and 2012, respectively. Cash provided by operating activities was used for net repayments of short-term and long-term borrowings totaling $55.3 million in the first quarter of 2013, compared to $1.4 million in the first quarter of 2012. Cash used for the repurchase of shares of the Company’s common stock totaled zero in the three-month period ended March 31, 2013 compared to $9.8 million in the three-month period ended March 31, 2012, including shares exchanged or surrendered in connection with its stock option plans of zero in the first quarter of 2013 and $1.0 million in the first quarter of 2012. Cash dividends paid were $2.5 million and $2.6 million ($0.05 per common share) in each of the first quarters of 2013 and 2012, respectively.

Share Repurchase Program

In November 2008, the Company’s Board of Directors authorized a share repurchase program to acquire up to 3.0 million shares of the Company’s outstanding common stock. In November 2011, the Company’s Board of Directors authorized a share repurchase program to acquire up to 1.3 million shares of the Company’s outstanding common stock plus an additional amount of common stock to offset dilution resulting from grants under the Company’s equity compensation plans. The Company’s repurchases during the year ended December 31, 2012 exhausted the availability under the share repurchase programs announced in November 2008 and 2011.

In May 2012, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1.6 million shares of the Company’s outstanding common stock plus an additional amount of common shares to offset dilution resulting from grants under the Company’s equity compensation plans. As of March 31, 2013, there were 1.6 million shares available for purchase under this program.

All common stock acquired under repurchase programs is held as treasury stock and is available for general corporate purposes.

Liquidity

The Company’s debt to total capital ratio (defined as total debt divided by the sum of total debt plus total stockholders’ equity) was 18.1% as of March 31, 2013 compared to 20.2% as of December 31, 2012. This decrease primarily reflects a $45.4 million net decrease in borrowings.

The Company’s primary cash requirements include working capital, capital expenditures, principal and interest payments on indebtedness, cash dividends on its common stock, selective acquisitions and common stock repurchases. The Company’s primary sources of funds are its net cash flows from operating activities and availability under its Revolving Line of Credit (as defined below). At March 31, 2013, the Company had cash and cash equivalents of $225.4 million, of which $3.1 million was pledged to financial institutions as collateral to support issued standby letters of credit and similar instruments. The Company also had $212.6 million of unused availability under its Revolving Line of Credit at March 31, 2013. Based on the Company’s financial position at March 31, 2013 and its pro-forma results of operations for the twelve months then ended, the unused availability under its Revolving Line of Credit would not have been limited by the financial ratio covenants in the 2008 Credit Agreement (as described below).

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

The initial applicable margin percentage over LIBOR under the 2008 Credit Agreement was 2.5% with respect to the term loans and 2.1% with respect to loans under the Revolving Line of Credit, and the initial applicable margin percentage over the base rate was 1.25% with respect to floating rate loans. After the Company’s delivery of its financial statements and compliance certificate for each fiscal quarter, the applicable margin percentages are subject to adjustments based upon the ratio of the Company’s consolidated total debt to consolidated adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) (each as defined in the 2008 Credit Agreement) being within certain defined ranges. At March 31, 2013, the applicable margin percentage over LIBOR under the 2008 Credit Agreement was a weighted average of 1.59% with respect to the term loans and 1.65% with respect to loans under the Revolving Line of Credit, and the applicable margin percentage over the base rate was 0.75% with respect to floating rate loans.

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

The 2008 Credit Agreement includes customary covenants. Subject to certain exceptions, these covenants restrict or limit the ability of the Company and its subsidiaries to, among other things: incur liens; engage in mergers, consolidations and sales of assets; incur additional indebtedness; pay dividends and redeem stock; make investments (including loans and advances); enter into transactions with affiliates, make capital expenditures and incur rental obligations above defined thresholds. In addition, the 2008 Credit Agreement requires the Company to maintain compliance with certain financial ratios on a quarterly basis, including a maximum total leverage ratio test and a minimum interest coverage ratio test. As of March 31, 2013, the Company was in compliance with each of the financial ratio covenants under the 2008 Credit Agreement.

The 2008 Credit Agreement contains customary events of default, including upon a change of control. If an event of default occurs, the lenders under the 2008 Credit Agreement will be entitled to take various actions, including the acceleration of amounts due under the 2008 Credit Agreement.

The U.S. Dollar and Euro Term Loans have a final maturity of October 15, 2013. The U.S. Dollar Term Loan includes remaining quarterly principal payments aggregating to approximately $198.1 million in 2013. The Euro Term Loan includes remaining quarterly principal payments in Euros aggregating to approximately $19.8 million in 2013 (based on USD exchange rates as of March 31, 2013).

The Revolving Line of Credit also matures on October 15, 2013. Loans under this facility may be denominated in USD or several foreign currencies and may be borrowed by the Company or two of its foreign subsidiaries as outlined in the 2008 Credit Agreement. On March 31, 2013, the Revolving Line of Credit had an outstanding principal balance of $85.0 million. In addition, letters of credit in the amount of $12.4 million were outstanding on the Revolving Line of Credit at March 31, 2013, leaving $212.6 million available for future use, subject to the terms of the Revolving Line of Credit.

Management currently expects that the Company’s cash on hand and future cash flows from operating activities will be sufficient to fund its working capital, capital expenditures, scheduled principal and interest payments on indebtedness, cash dividends on its common stock and potential stock repurchases, and restructuring costs for at least the next twelve months. The Company expects to refinance the debt under the 2008 Credit Agreement with a new credit agreement that meets the Company’s financing requirements prior to October 15, 2013 as discussed above. The majority of the Company’s cash is in jurisdictions outside of the U.S. However, the Company believes its U.S. operations will generate sufficient cash flows from operations along with its availability under its Revolving Line of Credit to satisfy its cash needs in the U.S. The Company considers undistributed earnings related to non-U.S. subsidiaries to be permanently reinvested in these foreign operations. The Company does not intend to repatriate these foreign earnings; however, tax liabilities may arise in the future if these foreign earnings are distributed. A deferred tax liability of $2.6 million is recorded as of March 31, 2013 related to the expected distribution of certain foreign earnings during 2013.

Contractual Obligations and Commitments

The following table and accompanying disclosures summarize the Company’s significant contractual obligations at March 31, 2013 and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payments Due by Period
(Dollars in millions)	Total	Balance of 2013	2014–2015	2016–2017	After 2017
Contractual Cash Obligations
Debt	$308.5	$305.1	$0.8	$0.7	$1.9
Estimated interest payments (1)	12.1	5.0	2.3	1.6	3.2
Capital leases and other long-term debt	15.2	0.6	1.7	1.9	11.0
Operating leases	110.1	22.5	41.4	21.9	24.3
Purchase obligations (2)	264.5	242.0	22.5	—	—

Total	$710.4	$575.2	$68.7	$26.1	$40.4

(1)	Estimated interest payments for long-term debt were calculated as follows: for fixed-rate debt and term debt, interest was calculated based on applicable rates and payment dates; for variable-rate debt and/or non-term debt, interest rates and payment dates were estimated based on management’s determination of the most likely scenarios for each relevant debt instrument.
(2)	Purchase obligations consist primarily of agreements to purchase inventory or services made in the normal course of business to meet operational requirements. The purchase obligation amounts do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated as of March 31, 2013. For this reason, these amounts will not provide a complete and reliable indicator of the Company’s expected future cash outflows.

The above table does not include the Company’s total pension and other postretirement benefit liabilities and net deferred income tax liabilities recognized on the consolidated balance sheet as of March 31, 2013 because such liabilities, due to their nature, do not represent expected liquidity needs. There have not been material changes to such liabilities or the Company’s minimum pension funding obligations other than as disclosed in Note 7 “Pension and Other Postretirement Benefits” and Note 13 “Income Taxes” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q. Also please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

In the normal course of business, the Company or its subsidiaries may sometimes be required to provide surety bonds, standby letters of credit or similar instruments to guarantee its performance of contractual or legal obligations. As of March 31, 2013, the Company had $73.8 million in such instruments outstanding and had pledged $3.1 million of cash to the issuing financial institutions as collateral for such instruments.

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

Critical Accounting Policies and Estimates

Management has evaluated the accounting policies used in the preparation of the Company’s condensed financial statements and related notes and believes those policies to be reasonable and appropriate. Certain of these accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, trends in the industry, information provided by customers and information available from other outside sources, as appropriate. The most significant areas involving management judgments and estimates may be found in the Company’s 2012 Annual Report on Form 10-K, filed on February 27, 2013, in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis and in Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.” There were no significant changes to the Company’s critical accounting polices during the quarter ended March 31, 2013.

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

These risks, uncertainties and other factors include, but are not limited to: (1) risks relating to the proposed merger of the Company including, but not limited to: (i) the risk that the merger may not be consummated in a timely manner, if at all, (ii) the risk that a closing condition to the merger agreement may not be satisfied, (iii) the failure to receive, on a timely basis or otherwise, the required approvals by the Company’s shareholders with regard to the merger agreement, (iv) the risk that the definitive merger agreement may be terminated in circumstances that require the Company to pay KKR a termination fee of $103.4 million and reimbursement of their expenses of up to $10 million, (v) risks related to the diversion of management’s attention from the Company’s ongoing business operations, (vi) risks regarding the failure of the relevant KKR affiliate to obtain the necessary financing to complete the merger, (vii) the effect of the announcement of the merger on the Company’s business relationships (including, without limitation, customers and suppliers), operating results and business generally, (viii) risks related to obtaining the requisite consents to the merger, including, without limitation, the timing (including possible delays) and receipt of regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may deny approval, and (ix) the ability of the Company to retain and hire key personnel pending the consummation of the proposed merger, and (x) pending shareholder litigation could prevent or delay the merger or otherwise negatively impact our business and operations; (2) the risks that the Company will not realize the expected financial benefits from restructuring actions; (3) exposure to cycles in specific markets, particularly the level of oil and natural gas prices and oil and natural gas drilling production, which affect demand for the Company’s petroleum products, and industrial production and manufacturing capacity utilization rates, which affect demand for the Company’s industrial products; (4) the risks and costs associated with the actions of shareholders; (5) the Company’s exposure to the risks associated with instability in the global economy, which may negatively impact its revenues, liquidity, suppliers and customers; (6) the risks associated with the potential loss of key customers for petroleum products and the potential resulting negative impact on the Company’s profitability and cash flows; (7) the risks associated with competition in the Company’s market segments, particularly the pricing of the Company’s products; (8) the loss of, or disruption in, the Company’s distribution network could have a negative impact on the Company’s ability to ship products, meet customer demand, and otherwise operate its business; (9) the risks of large or rapid increases in raw material costs or substantial decreases in their availability, and the Company’s dependence on particular suppliers, particularly copper, aluminum, iron casting and other metal suppliers; (10) economic, political and other risks associated with the Company’s international sales and operations, including changes in currency exchange rates (primarily between the U.S. Dollar (“USD”), the euro (“EUR”), the British pound sterling (“GBP”) and the Chinese Yuan (“CNY”)); (11) the risks associated with potential changes in shale oil and gas regulation; (12) the risks associated with potential product liability and warranty claims due to the nature of the Company’s products; (13) the ability to attract and retain quality executive management and other key personnel; (14) the risk that communication or information systems failure may disrupt the Company’s business and result in financial loss and liability to its customers; (15) the ability to avoid employee work stoppages and other labor difficulties; (16) the risks associated with pending asbestos and silica-related personal injury lawsuits; (17) the risk of non-compliance with U.S. and foreign laws and regulations applicable to the Company’s international operations, including the U.S. Foreign Corrupt Practices Act and other similar laws; (18) the risks associated with environmental compliance costs and liabilities, including the compliance costs and liabilities of future climate change regulations; (19) the risks associated with enforcing the Company’s intellectual property rights and defending against potential intellectual property claims; (20) the risk of possible future charges if the Company determines that the value of goodwill and other intangible assets, representing a significant portion of the Company’s total assets, are impaired; (21) risks associated with the Company’s indebtedness and changes in the availability or costs of new financing to support the Company’s operations and future investments; (22) risks associated with the Company’s inability to access capital; (23) the ability to continue to identify and complete strategic acquisitions and effectively integrate such acquired companies to achieve desired financial benefits; (24) changes in discount rates used for actuarial assumptions in pension and other postretirement obligation and expense calculations and market performance of pension plan assets; and (25) the risk that the Company is unable to develop new products and technologies, which may negatively impact our sales and market share. The foregoing factors should not be construed as exhaustive and should be read together with important information regarding risks and factors that may affect the Company’s future performance set forth under Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Notional transaction amounts and fair values for the Company’s outstanding derivatives, by risk category and instrument type, as of March 31, 2013 and December 31, 2012, are summarized in Note 12 “Hedging Activities and Fair Value Measurements” in the “Notes to Condensed Consolidated Financial Statements.”

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

Interest Rate Risk

The Company’s exposure to interest rate risk results primarily from its borrowings of $323.8 million at March 31, 2013. The Company manages its debt centrally, considering tax consequences and its overall financing strategies. The Company manages its exposure to interest rate risk by maintaining a mixture of fixed and variable rate debt and uses pay-fixed interest rate swaps as cash flow hedges of variable rate debt in order to adjust the relative proportions. The interest rates on approximately 55% of the Company’s borrowings were effectively fixed as of March 31, 2013. If the relevant LIBOR amounts for all of the Company’s borrowings had been 100 basis points higher than actual in the three-month period ended March 31, 2013, the Company’s interest expense would have increased by $0.4 million.

Exchange Rate Risk

A substantial portion of the Company’s operations is conducted by its subsidiaries outside of the U.S. in currencies other than the USD. Almost all of the Company’s non-U.S. subsidiaries conduct their business primarily in their local currencies, which are also their functional currencies. Other than the USD, the EUR, GBP, and CNY are the principal currencies in which the Company and its subsidiaries enter into transactions. The Company and its subsidiaries are also subject to the risk that arises when they, from time to time, enter into transactions in currencies other than their functional currency. To mitigate this risk, the Company and its subsidiaries typically settle intercompany trading balances monthly. The Company also selectively uses forward currency contracts to manage this risk. At March 31, 2013, the notional amount of open forward currency contracts was $64.4 million and their aggregate fair value was a liability of $0.4 million.

To illustrate the impact of currency exchange rates on the Company’s financial results, the Company’s operating income for the three-month period ended March 31, 2013 would have decreased by approximately $5.1 million if the USD had been 10% more valuable than actual relative to other currencies. This calculation assumes that all currencies change in the same direction and proportion to the USD and that there are no indirect effects of the change in the value of the USD such as changes in non-USD sales volumes or prices.

Item 4. Controls and Procedures

The Company’s management carried out an evaluation (as required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), with the participation of the President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon this evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q, such that the information relating to the Company and its consolidated subsidiaries required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In addition, the Company’s management carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of the President, Chief Executive Officer and Chief Financial Officer, of changes in the Company’s internal control over financial reporting. Based on this evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to various legal proceedings and administrative actions. The information regarding these proceedings and actions is included under Note 15 “Contingencies” in the “Notes to Condensed Consolidated Financial Statements” included in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors

The Company updated the risk factors previously disclosed in Part I, Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2012, as set forth below.

We face risks and uncertainties related to the announcement and pendency of the merger of the Company with an entity formed by Kohlberg Kravis Roberts & Co. L.P. (“KKR”) that could have a material adverse impact on our business, financial condition, financial results, and stock price.

Completion of the proposed merger is subject to the satisfaction of various conditions, including the receipt of approvals from our shareholders and from government or regulatory agencies. There is no assurance that all of the various conditions will be satisfied, or that the merger will be completed on the proposed terms, within the expected timeframe, or at all.

The proposed merger gives rise to inherent risks that include:

•	pending shareholder litigation could prevent or delay the merger or otherwise negatively impact our business and operations;

•

if the merger is not completed, the share price of our common stock will change to the extent that the current market price of the Company’s stock reflects an assumption that the merger will be completed;

•

the amount of the cash payment to be paid under the merger agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•

legal or regulatory proceedings, including regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the ability of the relevant KKR affiliate entity to obtain the necessary financing to complete the merger;

•	the possibility of disruption to our business, including increased costs as well as diversion of management time and resources;

•	difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners;

•	the inability to attract and retain key personnel pending consummation of the proposed merger;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the proposed merger;

•	the requirement to pay a termination fee of $103.4 million and reimbursement of KKR’s expenses up to $10 million if the Company terminates the merger agreement under certain circumstances;

•	developments beyond the Company’s control, including but not limited to changes in domestic or global economic conditions that may affect the timing or success of the proposed merger; and

•

the risk that if the proposed merger is not completed, the market price of the Company’s common stock could decline, investor confidence could decline, shareholder litigation could be brought against the Company, relationships with customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed merger.

For additional information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and (ii) the “Cautionary Statement Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of equity securities during the three months ended March 31, 2013 are listed in the following table.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)(4)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
				1,600,000
January 1, 2013 – January 31, 2013	—	—	—	1,600,000
February 1, 2013 – February 28, 2013	948	70.84	—	1,600,000
March 1, 2013 – March 31, 2013	—	—	—	1,600,000

Total	948	70.84	—	1,600,000

(1)	Includes shares exchanged or surrendered in connection with the exercise or vesting of equity awards under Gardner Denver’s Amended and Restated Long-Term Incentive Plan.
(2)	Excludes commissions.
(3)	In November 2008, the Board of Directors authorized the Company to acquire up to 3.0 million shares of the Company’s outstanding common stock. In November 2011, the Board of Directors authorized the Company to acquire up to 1.3 million shares of its common stock, plus an additional amount to offset dilution resulting from grants under the Company’s equity compensation plans. The repurchases during the year ended December 31, 2012 exhausted the availability under these programs. In May 2012, the Company’s Board of Directors authorized an additional share repurchase program to acquire up to 1.6 million shares of the Company’s outstanding common stock plus an additional amount of common shares to offset dilution resulting from grants under the Company’s equity compensation plans. As of March 31, 2013, there were 1.6 million shares available for repurchase under this program.
(4)	The number of shares purchased includes common stock purchased to offset dilution resulting from grants under the Company’s equity compensation plans.

Item 6. Exhibits

See the list of exhibits in the Index to Exhibits to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GARDNER DENVER, INC. (Registrant)

Date: April 26, 2013	By:	/s/ Michael M. Larsen

Michael M. Larsen
President and Chief Executive Officer

Date: April 26, 2013	By:	/s/ Michael M. Larsen

Michael M. Larsen
Chief Financial Officer

Date: April 26, 2013	By:	/s/ David J. Antoniuk

David J. Antoniuk
Vice President and Corporate Controller
(Principal Accounting Officer)

GARDNER DENVER, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 7, 2013, by and among Renaissance Parent Corp., Renaissance Acquisition Corp. and Gardner Denver, Inc., filed as Exhibit 2.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed on March 8, 2013, and incorporated herein by reference.

3.1	Certificate of Incorporation of Gardner Denver, Inc., as amended on May 3, 2006, filed as Exhibit 3.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed May 3, 2006, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Gardner Denver, Inc., filed as Exhibit 3.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed August 4, 2008, and incorporated herein by reference.

4.1	Amended and Restated Rights Agreement, dated as of January 17, 2005, between Gardner Denver, Inc. and National City Bank as Rights Agent, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed January 21, 2005, and incorporated herein by reference.

4.2	Amendment No. 1 to the Amended and Restated Rights Agreement, dated as of October 29, 2009, between Gardner Denver, Inc. and Wells Fargo Bank, National Association as Rights Agent, filed as Exhibit 4.2 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed October 29, 2009, and incorporated herein by reference.

4.3	Amendment No. 2 to the Amended and Restated Rights Agreement, dated as of March 7, 2013, by and between Gardner Denver, Inc. and Wells Fargo Bank, National Association, filed as Exhibit 4.1 to Gardner Denver, Inc.’s Current Report on Form 8-K, filed March 8, 2013, and incorporated herein by reference.

10.1*	Waiver and Release Agreement, dated January 18, 2013, between Gardner Denver, Inc. and Brian Cunkelman.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	XBRL Instance Document

101.SCH§	XBRL Taxonomy Extension Schema Document

101.CAL§	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	This exhibit is furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.
§	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.